Form 10-Q
period 2000-03-31
ARTISTDIRECT INC
filed 2000-05-15
CIK 1095079

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)
      [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER  000-30063


                               ARTISTDIRECT, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        95-4644384
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  5670 WILSHIRE BOULEVARD, SUITE 200                           90036
       LOS ANGELES, CALIFORNIA                               (Zip Code)
(Address of principal executive office)

                                 (323) 634-4000
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [ ]  NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of March 31, 2000:
36,968,798 shares.

                                      INDEX


PART I     FINANCIAL INFORMATION                                                   Page
--------------------------------                                                   ----
ITEM     1. BALANCE SHEETS AT MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999..

         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
         MARCH 31, 2000 (UNAUDITED) AND 1999 (UNAUDITED)........................

         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
         MARCH 31, 2000 (UNAUDITED) AND 1999 (UNAUDITED)........................

         NOTES TO FINANCIAL STATEMENTS..........................................

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS....................................

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............

PART II OTHER INFORMATION
-------------------------

ITEM 1.  LEGAL PROCEEDINGS......................................................

ITEM 2.  changes in securities and use of proceeds..............................

ITEM 3.  defaults upon senior securities........................................

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................

ITEM 5.  OTHER INFORMATION......................................................

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................

         A.  EXHIBITS...........................................................

         B.  REPORTS ON FORM 8-K................................................

SIGNATURES......................................................................


     In this Report, "ARTISTdirect," the "Company," "we," "us" and "our" collectively refers to ARTISTdirect, Inc.

PAGE I FINANCIAL INFORMATION

                               ARTISTDIRECT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                    2000           1999
                                                                                 ---------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $ 128,702      $  69,119
  Cash held for clients                                                                183            770
  Accounts receivable, net                                                           1,969          1,001
  Prepaid expenses and other current assets                                          8,960          6,795
                                                                                 ---------      ---------
    Total current assets                                                           139,814         77,685
Property and equipment, net                                                          5,583          3,343
Investments                                                                             70             70
Goodwill and intangibles, net                                                       12,742         13,415
Other assets, net                                                                    2,470          4,087
                                                                                 ---------      ---------
                                                                                 $ 160,679      $  98,600
                                                                                 =========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Cash held for clients                                                          $     183      $     770
  Accounts payable                                                                   3,268          3,709
  Accrued expenses                                                                   9,501          4,698
  Notes and contracts payable                                                          762            741
  Deferred revenue                                                                    --               37
                                                                                 ---------      ---------
    Total current liabilities                                                       13,714          9,955
Long term liabilities                                                                  756            683
                                                                                 ---------      ---------
    Total liabilities                                                               14,470         10,638
                                                                                 ---------      ---------
Redeemable securities:
  Series A redeemable preferred stock, $.01 par value
    Authorized, issued and outstanding 3,207,815 shares in 1999
    Liquidation preference and redemption value of $4,963 in 1999                     --            4,963
  Series B redeemable preferred stock, $.01 par value
    Authorized, issued and outstanding 3,750,000 shares in 1999
    Liquidation preference and redemption value of $15,350 in 1999                    --           15,350
  Series C redeemable preferred stock, $.01 par value
    Authorized 8,550,000 shares; issued and outstanding
    5,905,374 shares in 1999. Liquidation preference and
    redemption value of $82,250 in 1999                                               --           82,188

  Redeemable common securities, $.01 par value
    Authorized 10,800,000 shares. Liquidation preference and
    redemption value of $11,269 and $9,206 in 2000 and 1999, respectively           11,269          9,206
                                                                                 ---------      ---------
    Total redeemable securities                                                     11,269        111,707
                                                                                 ---------      ---------
Stockholders' equity:
  Common stock, $.01 par value.  Authorized 150,000,000
    and 50,000,000 shares in 2000 and 1999, respectively;
    issued and outstanding 36,968,777 and 14,088,674 shares in
    2000 and 1999, respectively                                                        370            141
  Additional paid-in-capital                                                       206,224         36,688
  Unearned compensation                                                            (36,869)       (36,976)
  Accumulated deficit                                                              (34,785)       (23,598)
                                                                                 ---------      ---------
    Total stockholders' equity (deficit)                                           134,940        (23,745)
                                                                                 ---------      ---------

                                                                                 $ 160,679      $  98,600
                                                                                 =========      =========

   The accompanying notes are an integral part of these financial statements.

                               ARTISTDIRECT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                  (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                            THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------
                                                               2000              1999
                                                           ------------      ------------
Net revenue:
  Online product sales                                     $      2,029      $      1,016
  Advertising and other                                           1,797               381
  Agency commissions                                                545               130
  Record label                                                      126               171
                                                           ------------      ------------
    Total net revenue                                             4,497             1,698
Cost of revenue:
  Direct cost of product sales                                    1,921               901
  Other cost of revenue                                           1,633               395
  Stock-based compensation                                        2,793              --
                                                           ------------      ------------
    Total cost of revenue                                         6,347             1,296
    Gross profit (loss)                                          (1,850)              402
Operating expenses:
  Product development                                               807               191
  Sales and marketing                                             5,117               777
  General and administrative                                      3,660             1,308
  Amortization of stock-based compensation                         (366)              802
  Depreciation and amortization                                   1,174                88
                                                           ------------      ------------
    Loss from operations                                        (12,242)           (2,764)
  Income from equity investment                                    --                  33
  Interest income, net                                            1,055                12
                                                           ------------      ------------
      Net loss                                                  (11,187)           (2,719)
Dividends on redeemable preferred securities                        963               121
Beneficial conversion feature on
  redeemable preferred stock                                     24,375               --
                                                           ------------      ------------
Net loss attributable to common shareholders               $    (36,525)     $     (2,840)
                                                           ============      ============
Basic and diluted loss per share                           $      (2.45)              N/A
                                                           ============      ============
  Weighted average common shares outstanding                 14,901,505               N/A
                                                           ============      ============
Pro forma loss per share                                   $      (1.25)     $      (0.16)
                                                           ============      ============
  Pro forma weighted average common shares outstanding       28,489,648        16,649,626
                                                           ============      ============


   The accompanying notes are an integral part of these financial statements.

                               ARTISTDIRECT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      -------------------------
                                                                         2000           1999
                                                                      ----------     ----------
Cash flows from operating activities:
  Net loss                                                            $ (11,187)     $  (2,719)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                         1,174             88
    Income from equity investment                                          --              (33)
    Allowance for doubtful accounts and sales returns                        88            141
    Amortization of unearned compensation                                 2,427           --
    Changes in assets and liabilities:
      Accounts receivable                                                (1,056)            44
      Prepaid expenses and other current assets                          (2,165)           (21)
      Other assets                                                        1,617            (39)
      Accounts payable and accrued expenses                               1,382          1,424
      Deferred revenue                                                       36            (38)
                                                                      ---------      ---------
        Net cash used in operating activities                            (7,684)        (1,153)
                                                                      ---------      ---------
Cash flows from investing activities:
  Purchases of property and equipment                                    (2,620)          (128)
  Investments in trademarks                                                --              (15)
  Cash paid for acquisitions                                               (120)          (110)
                                                                      ---------      ---------
        Net cash used in provided investing activities                   (2,740)          (253)
                                                                      ---------      ---------
Cash flows from financing activities:
  Proceeds from line of credit                                             --              206
  Proceeds from issuance of stock                                           175           --
  Proceeds from exercise of stock options                                 1,733           --
  Proceeds from issuance of preferred securities                         15,224           --
  Proceeds from initial public offering, net of offering costs paid      53,050           --
                                                                      ---------      ---------
        Net cash provided by financing activities                        70,007            206
                                                                      ---------      ---------
        Net increase in cash and cash equivalents                        59,583         (1,200)
Cash and cash equivalents at beginning of period                         69,119          1,940
                                                                      ---------      ---------
Cash and cash equivalents at end of period                            $ 128,702      $     740
                                                                      =========      =========
Supplemental disclosure of non cash financing activities:
    Accrual of dividends on redeemable preferred securities           $     963      $     121
                                                                      =========      =========


   The accompanying notes are an integral part of these financial statements.

                               ARTISTDIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY

ARTISTdirect, Inc. (the "Company") was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC (the "Capital Reorganization"). The Capital Reorganization was only a change in the form of ownership of the Company. ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996.

NOTE 2 - INITIAL PUBLIC OFFERING

On March 31, 2000, the Company completed an initial public offering ("IPO") of 5,000,000 shares of its common stock at a price of $12.00 per share. The net proceeds to the Company, after deducting underwriting discounts and commissions, and offering expenses, were approximately $53.1 million.

Upon the closing of the IPO, all of the outstanding shares of the Company's Series A and Series B redeemable preferred stock, including accrued dividends thereon, automatically converted into shares of common stock on a one-for-one basis and all of the outstanding shares of the Company's Series C redeemable preferred stock automatically converted into shares of common stock on an approximately 1.451-for-one basis. The aggregate number of common shares issued upon the redeemable preferred stock conversion was 17,194,053.

NOTE 3 - ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries in which it has controlling interests in the form of voting and operating control. All significant intercompany accounts and transactions have been eliminated for all periods presented. Due to the full funding of those losses by the Company and its members, none of the losses generated by UBL during the periods presented have been allocated to the minority holders.

Unaudited Interim Financial Information

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2000 and results of its operations and cash flows for the three months ended March 31, 1999 and 2000. The results for the three months ended March 31, 2000 are not necessarily indicative of the expected results for the full year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's S-1 registration statement, filed with the Securities and Exchange Commission ("SEC") in conjunction with the Company's IPO.

Revenue Recognition

Online product sales, which consist primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, include shipping fees and are recognized when the products are shipped. The Company obtains merchandise from merchandisers and manufacturers, music from a third-party distributor, contracts for warehousing and fulfillment, processes customer orders and provides customer service. The Company takes title to all products sold and bears the risk of loss for collections and nondelivery subject to any recourse against the shipper. Online product sales are subject to amounts due to the respective artists based on their contracts, and such expense is recorded as part of the direct cost of product sales.

The Company generates revenue from the sale of online advertisements under short-term contracts. To date, the duration of the Company's advertising commitments has generally averaged from one to three months. Online advertising revenue is generally recognized ratably in the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is probable. The Company's obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by the users of the Company's online properties. The Company records a reserve for contracts in which the guarantee of a minimum number of impressions are not expected to be met. There were no such instances as of March 31, 2000 and December 31, 1999.

Revenue generated from sponsorships is recognized evenly over the terms of the sponsorship agreements.

Agency commission revenue is recognized in accordance with the terms of the representation agreements between the Company and its clients. Revenue is generally recorded upon payment for the performance of services or delivery of materials created by the artists represented.

Overhead advances on the record label are recognized as revenue evenly over the period covered by the advances. Royalties earned on albums sold by artists signed to the record label are recognized as revenue at the time the releases are shipped to the retailer. Reserves are established for possible returns.

Cost of Revenue

Direct cost of product sales consists of amounts payable to artists, which includes the costs of merchandise sold and share of net proceeds, and online commerce transaction costs, including credit card fees, fulfillment charges and shipping costs. Other costs of revenue consists primarily of Web-site hosting and maintenance costs, online content programming costs, online advertising serving costs, record royalties payable to artist and payroll and related expenses for staff involved in Web site maintenance, content programming and the agency. Stock-based compensation expense relates to non-cash charges in connection with warrants issued to vendors and options issued to artists and their advisors for the right to operate their stores. Amounts payable to artists and transaction costs are recognized upon shipment. Web site-related costs are recognized immediately when incurred. Payroll and related expenses are recognized over the period benefited. Non-cash stock-based compensation charges are recognized over the period of the related agreements.

Loss per Common Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options, and the like) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

Included in net loss attributable to common shareholders is the effect of the beneficial conversion feature of the Series C redeemable preferred stock which converted into common shares as of March 31, 2000 in connection with our initial public offering. The value of the beneficial conversion feature was calculated based on the $2.40 per share difference between the initial public offering price of $12.00 and the effective conversion price of $9.60 multiplied by the 10,156,252 shares of common stock issued to the Series C shareholders.

Pro Forma Net Loss per Share

The pro forma loss per share for the three months ended March 31, 2000 and 1999 is computed using the weighted average number of common shares outstanding giving effect to the conversion to a C corporation, the elimination of the dividends on the redeemable preferred securities and the automatic conversion of the redeemable preferred securities into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such events occurred at the beginning of the periods presented, or at original issuance date, if later. The calculation of the pro forma net loss per share includes the effect of the beneficial conversion feature assuming the Series C preferred stock converted at the initial public offering date at $9.60 per share pursuant to the original terms of the Series C preferred stock.

Stock-Based Compensation

The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (APB) opinion No. 25 and FASB Interpretation No. 44 and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company's stock and the exercise price on the measurement date. The Company accounts for stock issued to nonemployees in accordance with SFAS No. 123 and EITF 96-18, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant.

Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4 - RESCISSION OFFER

Included in Redeemable Common Securities are amounts related to options and securities subject to a potential rescission offer. As disclosed in the Company's S-1 Registration Statement, the Company issued shares or options to purchase shares to employees, artists and advisors. The issuance of these shares or options did not fully comply with certain requirements under the Securities Act, or available exemptions there under, and as a result the Company intends to make a rescission offer to all these persons pursuant to a registration statement to be filed under the Securities Act and pursuant to California securities law.

In the rescission offer, we will offer to repurchase from these persons all shares issued directly to these persons or pursuant to option exercises by these persons before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for the shares, plus interest at the rate of 10% from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement. Based upon the number of options exercised through March 31, 2000, the out-of-pocket cost to us would be approximately $3.0 million, plus interest.

In addition, we will also offer to repurchase all unexercised options to these persons at 20% of the option exercise price times the number of option shares, plus interest at the rate of 10% from the date the options were granted. Based on the number of options outstanding as of March 31, 2000, and assuming that none of these options are exercised prior to the end of the rescission offer, the out-of-pocket cost to us in repurchasing such options would be approximately $8.0 million, plus interest.

NOTE 5 - STOCK-BASED COMPENSATION

Stock Options

The Employee Stock Option Plan has reserved 6,500,000 shares of common stock for issuance to employees, non-employee members of the Board of Directors and consultants. Compensation expense related to such option grants for the three months ended March 31, 2000 and 1999 was $1.2 million and $0, respectively.

The Artist Stock Option Plan and the Artist and Artist Advisor Stock Option Plan have reserved 4,000,000 and 1,550,000 shares, respectively, of common stock for issuance to artists and their advisors for the ARTIST channels and promotional services. Compensation expense related to such option grants was $3.5 million for the three months ended March 31, 2000, of which $2.7 million was included in cost of revenue and $800,000 was included in operating expenses.

In February 2000, the Company accelerated the vesting of 114,796 stock options granted to an executive of the Company. The resulting compensation expense of $964,000 was recorded for the three months ended March 31, 2000.

Common Unit Interests

During 1998, the Company issued common units, which were converted to common shares upon the conversion of the Company to a C corporation in October 1999, to certain executive employees and its outside legal counsel in connection with services rendered and to be rendered. The holders of these shares were entitled to receive the amount of appreciation per share through March 31, 2000 above the value on the date of grant. The fair value of the Company's common stock decreased from $11.48 as of December 31, 1999 to $7.63 as of March 31, 2000, which resulted in a decrease in the appreciation per share, and a credit to stock based compensation expense of $6.6 million for the three months ended March 31, 2000. The Company recorded expense of $802,000 for the three months ended March 31, 1999.

Warrants

In May and June 1999, the Company issued warrants to purchase common stock to two vendors. The fair value of the warrants is being amortized as cost of revenues over the term of the related merchandising agreements. The Company recorded compensation expense reflected in cost of revenue of $65,000 for the three months ended March 31, 2000.

In December 1999, the Company issued warrants to purchase 339,254 shares of common stock in connection with an advertising and promotion agreement. The Company recorded compensation expense of $162,000 for the three months ended March 31, 2000.

The Company entered into an agreement with a landlord for office space for a term of ten years. In connection with the agreement, the Company issued warrants to purchase 62,500 shares of common stock. The expense related to the warrants will be amortized over the term of the agreement. The Company recorded expense of $5,000 for the three months ended March 31, 2000.

Equity Transfer

In March 2000, the founders of the Company entered into a series of transactions whereby two employees and an outside legal counsel would receive the appreciation on the Company's common stock above $13.93 per share through the third day of trading after the initial public offering. Additionally, the two employees and outside legal counsel received stock options on the third day of trading after the initial public offering with an exercise price equal to $13.93 per share. There was no expense charge for the appreciation rights and stock options granted to the two employees. The fair value of the appreciation rights and stock options granted to the outside legal counsel was $2,150,000, and was recorded as expense for the three months ended March 31, 2000, as the grants related to past services.

Stock Issuance

As part of a settlement agreement entered into in 1997 with a former employee, the Company issued 100,000 shares of common stock to the former employee for consideration of $175,000. The Company recorded as compensation expense $1,025,000 for the excess of the fair value of the common stock over the consideration received.

NOTE 6 - MERGER TRANSACTION

In January 2000, the Company signed a definitive merger agreement with Mjuice.com, Inc., a company involved in the development and distribution of the secure digital distribution of MP3-formatted music. The Company plans to issue 900,000 of its common shares in exchange for all of the outstanding equity of Mjuice.com, Inc. The acquisition is to be accounted for as a purchase, with substantially all of the purchase price being attributed to goodwill that will be amortized over a five-year period. The acquisition is expected to close during the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning ARTISTdirect's unproven business model, increased competition in its industry, ARTISTdirect's ability to increase revenues from online product sales, advertising and other revenue streams, ability to increase visits to ARTISTdirect's site, ability to attract and retain artists, ability to offer compelling content, ability to fulfill on-line music and merchandise orders in a timely manner, ability to build brand recognition, ability to integrate acquisitions of technology and other businesses, ability to protect and/or obtain intellectual property rights, and ability to manage growth. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Factors That May Affect Future Results" set forth in this Form 10-Q and similar discussions in our registration statement declared effective by the SEC on March 27, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

OVERVIEW

     We are an online music company that connects artists directly with their fans worldwide. We provide music entertainment through our ARTISTdirect Network, an integrated network of Web sites offering multi-media content, music news and information, community around shared music interests, and music-related commerce. As of March 31, 2000, ARTISTdirect featured 101 unique, artist-owned ARTISTchannels, and had signed agreements to launch channels with an additional 15 artists. The ARTISTdirect Network also features the UBL, a music search engine on the Web, iMusic, a popular online community where fans exchange music interests and commentary, DOWNLOADSdirect, a feature that allows users to download music and upload music and other information to the ARTISTdirect Network, ARTISTtv, providing music-oriented video programming, and the Superstore, offering a broad selection of music CD's and merchandise. We also operate a music talent agency, the ARTISTdirect Agency, and manage a traditional record label, Kneeling Elephant Records.

     ARTISTdirect was organized as a California limited liability company in August 1996 and conducts operations through a group of affiliated limited liability companies. From inception through December 1996, our primary activities consisted of developing our business model, recruiting and training employees and developing our infrastructure. During 1997, our operations consisted primarily of the ARTISTdirect Agency and the Kneeling Elephant Records label. In July 1997, we formed a joint venture to own a controlling interest in UBL, LLC.

    In September 1997, we launched our first ARTISTchannel. In June 1998, we expanded content offerings on the UBL and added an online retail store now known as the ARTISTdirect Superstore. Also in June 1998, we launched our second ARTISTchannel and, by the end of 1998, we had nine ARTISTchannels in operation.

     In February 1999, ARTISTdirect acquired all of the outstanding capital stock of iMusic, Inc. The purchase consideration for iMusic was approximately $2.5 million, including $110,000 in cash, redeemable common units in UBL valued at approximately $2.2 million and the assumption of approximately $180,000 in liabilities. The acquisition was accounted for as a purchase. The purchase price has been largely allocated to goodwill, which is being amortized over five years.

     In May 1999, we engaged in an exchange transaction in which all membership interests in UBL, LLC that we did not own were exchanged for membership interests in ARTISTdirect, LLC. The value of the consideration given was approximately $13.9 million and the transaction was accounted for as a purchase. The purchase price has been largely allocated to goodwill, which is being amortized over five years.

     In July 1999, we officially launched the ARTISTdirect Network, integrating the UBL and iMusic Web sites with our ARTISTchannels. Since 1997, our revenue mix has shifted from primarily agency commissions and record label revenue to electronic commerce revenue and online advertising, and we expect this trend to continue, particularly with respect to record label revenue, which we expect to continue decreasing as a percentage of our total revenue in the future.

     ARTISTdirect has incurred cumulative net losses of $75.8 million from inception to March 31, 2000 of which approximately $38.3 million represented stock-based compensation expense. We expect our net losses to increase and to continue for the foreseeable future. We plan to expend significant resources developing our ARTISTdirect Network, building our brands, increasing our traffic, expanding our operations, enhancing and acquiring content, and improving our technology infrastructure. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as electronic commerce. See "Factors That May Affect Future Results" for a more complete description of the many risks we face. Our business is evolving rapidly, and therefore we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of future performance.

     On October 6, 1999, ARTISTdirect, LLC merged into ARTISTdirect, Inc. Before that time, we operated as a group of limited liability companies and did not incur federal and state income taxes, other than iMusic, which is a Washington corporation that we acquired in February 1999. Federal and state income taxes attributable to losses during such periods were incurred and paid directly by the members. Accordingly, no discussion of income taxes is included in "Results of Operations" below. Any tax benefit attributable to losses generated before our conversion will not be available to us. As a Delaware corporation, we are fully subject to federal and state income taxation.

REVENUE

     We generate revenue from three sources: the ARTISTdirect Network, the ARTISTdirect Agency, and Kneeling Elephant Records. Substantially all of our revenue is generated in cash. Less than 2% of our revenue for the three months ended March 31, 2000 was barter revenue and less than 1% of our revenue for the year ended December 31, 1999 was barter revenue.

     Revenue from the ARTISTdirect Network, including the ARTISTchannels, the UBL, iMusic, DOWNLOADSdirect, ARTISTtv, and the ARTISTdirect Superstore, consists primarily of online product sales and advertising revenue as described below:

     o Revenue from online product sales includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through our ARTISTchannels and the ARTISTdirect Superstore. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our online product sales in December have, on average, been higher than in other months. We believe that this trend may continue for the foreseeable future. For the three months ended March 31, 2000 and the year ended December 31, 1999, online product sales revenue constituted approximately 45.1% and 51.4%, respectively, of our total net revenue for those periods.

     o Advertising revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to three months. Banner advertising revenue is recognized ratably over the period in which the advertising is displayed, provided no significant obligations remain and collection of the receivable is probable. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. For the three months ended March 31, 2000 and the year ended December 31, 1999, advertising revenue constituted approximately 40.0% and 28.3%, respectively, of our total net revenue for those periods.

     Revenue from the ARTISTdirect Agency consists primarily of commissions generated on tour and event bookings of artists represented by the agency. Agency commission revenue is recognized at the time of the event. Agency commission revenue fluctuates depending on touring schedules of major artists represented by the agency. Touring schedules are subject to seasonality, with summer typically being a more active period.

     Revenue from Kneeling Elephant Records is generated from overhead advances and from royalties earned on albums sold by artists signed to the label. We recognize royalties at the time the releases are shipped to the retailer. Reserves are established for possible returns.

COST OF REVENUE

     Cost of revenue consists primarily of amounts payable to artists, which includes the cost of merchandise sold and share of net proceeds, online transaction costs, including credit card fees, fulfillment charges and shipping costs, Web site hosting and maintenance costs, online content and programming costs, online advertising serving costs, record royalties payable to artist, payroll and related expenses for staff involved in Web site maintenance, content programming and the ARTISTdirect Agency, and amortization of non-cash compensation expense related to vendor warrants and ARTISTchannel stock options granted to artists and their advisors in connection with opening their ARTISTchannels. Artist royalties are based on electronic commerce and advertising revenue generated from their ARTISTchannels. Web site maintenance costs include personnel-related costs, software consulting costs, Internet hosting charges, and networking costs.

     In connection with the amortization of vendor warrants and ARTISTchannel stock options granted through March 31, 2000, we recorded non-cash compensation expense of approximately $2.8 million for the three months ended March 31, 2000 and approximately $1.8 million for the year ended December 31, 1999. We expect to grant additional equity instruments in the future related to ARTISTchannels. Due to these equity grants, we expect to record substantial non-cash compensation expense into the foreseeable future.

OPERATING EXPENSE

     Product Development. Product development expense consists primarily of expenses required to design and develop our Web sites and underlying technology infrastructure. These expenses primarily include payments to third-party service vendors and personnel costs.

     Sales and Marketing. Sales and marketing expense consists primarily of advertising, marketing and promotion expenses incurred to promote our Web sites and our brands, plus payroll and related expenses for personnel engaged in advertising sales, business development, marketing and customer service activities.

     General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, professional services expenses, facilities expenses, travel and other general corporate expenses.

     Amortization of Stock-based Compensation. We recorded a total of $33.8 million of stock-based compensation expense for the period from inception through March 31, 2000 in connection with equity granted to employees, directors, professional firms, artists and advisors during this period. We recorded amortization of stock-based compensation expense of approximately negative $400,000 during the three months ended March 31, 2000 and approximately $30.3 million during the year ended December 31, 1999. We anticipate granting additional equity securities in the future to employees, directors and artists.

     Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of fixed assets and the amortization of acquired intangible assets. The acquisitions of iMusic and the minority interest of the UBL were accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. Substantially all of the purchase price of these transactions is attributable to the acquired intangible assets. As a result, the aggregate excess purchase price over the net tangible assets has been estimated to be $15.5 million and are being amortized over five years, the expected estimated average useful life of these assets. These non-cash charges will significantly affect our reported operating results over the next several years.

INTEREST INCOME AND EXPENSE

     Interest income consists of earnings on our cash and cash equivalents, and interest expense consists of interest associated with short-term borrowings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NET REVENUE

     Net revenue increased to $4.5 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999, which represented an increase of 165%. The increase was primarily due to increases in advertising and online product sales revenues. Advertising and other revenue increased $1.4 million, or 372%, to $1.8 million for the three months ended March 31, 2000 from $400,000 for the three months ended March 31, 1999, primarily as a result of increased page views generated by our Web sites plus a significant increase in sales of non-impression based sponsorships. Online product sales revenue increased 100% to $2.0 million from $1.0 million, primarily as a result of an increase in the number of ARTISTchannels that were operated. Commission revenue from the ARTISTdirect Agency increased from $130,000 for the three months ended March 31, 1999 to $545,000 for the three months ended March 31, 2000, which represented a increase of 319%, due primarily to increased touring activity of the agency's artists.

COST OF REVENUE

     Direct cost of product revenue increased to $1.9 million for the three months ended March 31, 2000 from $900,000 for the three months ended March 31, 1999, which represented an increase of 113%. This $1.0 million increase corresponded with the increase in online product sales revenue and was primarily attributable to a related increase in product and royalty costs payable to our vendors and artists and an increase in transaction costs. Other cost of revenue increased to $1.6 million for the three months ended March 31, 2000 from $400,000 for the three months ended March 31, 1999, which represented an increase of 313%. This $1.2 million increase was primarily due to increases in Web site hosting and maintenance costs as well as higher payroll and related costs. For the three months ended March 31, 2000 we recorded non-cash stock-based compensation charges of $2.8 million compared to zero for the three months ended March 31, 1999. The stock-based compensation expense relates to the amortization of the estimated value of the options, using the Black-Scholes method, given to artists in connection with the operation of their stores and is amortized over the life of the associated contract periods. Our overall gross profit margin decreased to -41% in the first quarter of 2000 from 24% in the first quarter of 1999 primarily due to the non-cash stock-based compensation expenses recognized in 2000. There were no stock-based compensation charges recognized in the first quarter of 1999.

OPERATING EXPENSE

     Product Development. Product development expense increased to $807,000 for the three months ended March 31, 2000 from $191,000 for the three months ended March 31, 1999, which represented an increase of 323%. This increase was primarily attributable to increased fees paid to third party service vendors relating to the continued development of our Network Web site as well as an increase in the development costs of music content and programming.

     Sales and Marketing. Sales and marketing expense increased to $5.1 million for the three months ended March 31, 2000 from $800,000 for the three months ended March 31, 1999, which represented an increase of 559%. The increase was primarily attributable to a significant increase in our online advertising expenditures as well as increased offline advertising and market research. In addition, personnel and related expenses increased as we added headcount to support our growth. We expect sales and marketing expenses to continue to increase in future periods as we continue to build our brand and consumer awareness.

     General and Administrative. General and administrative expense increased to $3.6 million for the three months ended March 31, 2000 from $1.3 million for the three months ended March 31, 1999, which represented an increase of 180%. This increase was primarily attributable to increases in personnel and related expenses and outside professional services expenses. We expect general and administrative expense to increase as we expand our staff to support our growth strategy and incur the higher costs of operating as a public company.

     Amortization of Stock-based Compensation. We recorded a credit to stock-based compensation expense of $366,000 for the three months ended March 31, 2000 in connection with stock issuances to employees, directors, professional firms and artists for promotional services. Stock-based compensation for the comparable period in 1999 was $802,000, primarily in connection with stock issuances to employees, directors and professional firms, which represented a decrease of 146%. The negative expense during the period reflected a credit to stock-based compensation granted to certain executives of the Company as a result of a reduction in the valuation of the Company's underlying common stock as of March 31, 2000 as compared with December 31, 1999. This credit was partially offset by the amortization during the quarter of stock-based compensation expense related to non-variable options granted to employees and advisors.

     Depreciation and Amortization. Depreciation and amortization expense increased to $1.1 million for the three months ended March 31, 2000 from approximately $100,000 for the three months ended March 31, 1999. This increase was primarily attributable to the amortization of the goodwill associated with the acquisition of iMusic and the minority interest in the UBL as well as an increase in depreciation of fixed assets.

NET LOSS

     Net loss increased to $11.2 million for the three months ended March 31, 2000, compared to $2.7 million for the three months ended March 31, 1999, which represented an increase of 311%. The increase in the net loss is primarily attributable to a $2.2 million decrease in gross profit due to stock-based compensation related to artist store agreements, a $4.3 million increase in sales and marketing expense, a $2.4 million increase in general and administrative expense, a $1.1 million increase in the amortization of stock-based compensation, a $1.1 million increase in depreciation and amortization expense, partially offset by a $1.0 million increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2000, we completed our initial public offering ("IPO") and raised net proceeds of approximately $53.1 million through the sale of 5.0 million common shares. In addition, we raised an aggregate of $97.5 million of gross proceeds through the sale of 7,000,291 shares of Series C Preferred stock in December 1999 and January 2000. In May 1999, we issued 3,750,0000 shares of Series B preferred securities in exchange for an aggregate purchase price of $15.0 million. Between July 1998 and December 1998, we issued 3,207,815 shares of Series A preferred securities in exchange for an aggregate purchase price of $15.0 million. Prior to July 1998, we financed our operations and growth entirely from internally generated cash flow and capital contributions from founders. As of March 31, 2000, we had $128.7 million of cash and cash equivalents, excluding cash held for clients.

     Net cash used in operating activities was $7.7 million for the three months ended March 31, 2000 and $1.2 million for the three months ended March 31, 1999. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items such as stock-based compensation and depreciation and amortization in 2000 and an increase in accounts payable and accrued expenses in 2000 and 1999.

     Net cash used in investing activities was $2.7 million for the three months ended March 31, 2000 and $300,000 for the three months ended March 31, 1999. Net cash used in investing activities for each of these periods consisted of purchases of fixed assets, primarily computer equipment to support the ARTISTdirect Network.

     Net cash provided by financing activities was $70.0 million for the three months ended March 31, 2000 and $200,000 for the three months ended March 31, 1999. Net cash provided by financing activities for the three months ended March 31, 2000 was principally attributable to the proceeds of our initial public offering in March 2000 in which we raised approximately $53.1 million, net of underwriters' discounts and expenses, and $15.2 million raised from the sale of Series C preferred stock in January 2000.

     As of March 31, 2000 our principal commitments consisted of obligations outstanding under operating leases and employment contracts. In November 1999, we reinstated two lines of credit totaling $5.0 million with Republic Bank California N.A. Interest on amounts outstanding under these credit facilities accrues at the bank's base rate plus 1% per annum and is payable monthly. The amounts outstanding under these credit facilities are personally guaranteed by several of our officers and directors and are due on demand. No amounts are currently outstanding under the credit facilities.

     Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments in connection with anticipated growth in operations and infrastructure. Furthermore, we will need to spend significant amounts for sales and marketing, advertising and promoting our brands, content development and technology and infrastructure development. We will need to expend funds to add personnel in all areas.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. There can be no assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate. Although we do not currently have any specific material capital commitments beyond such 12-month period, if we are unsuccessful in generating sufficient cash flow from operations, we may need to raise additional funds in future periods through public or private financings, or other arrangements to fund our operations and potential acquisitions. If any additional financing is needed, we might not be able to raise capital on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. We currently do not have any plans for future equity offerings.

     YEAR 2000

     Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the recent change in the century. If not corrected, many computer software applications could fail or create erroneous results, at or beyond the Year 2000. We use software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the Year 2000 phenomenon. For example, we depend on third parties to process our customers' credit card payments, host our servers, maintain our network, deliver orders to customers, and provide fulfillment and accounting services.

     To date, we have not experienced any Year 2000 issues. We do not have, and do not plan to develop, a contingency plan to address situations that may result if we or our vendors are unable to achieve Year 2000 compliance. The cost of developing and implementing such a plan, if necessary, could be material. Any failure of our material systems, our vendors' material systems or the Internet to be Year 2000 compliant could have material adverse consequences for us. Such consequences could include difficulties in operating our Web site effectively, taking product orders, making product deliveries or conducting other fundamental parts of our business.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     In future periods, our business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS BECAUSE WE HAVE A LIMITED OPERATING HISTORY.

     We were formed in August 1996. We acquired the UBL in July 1997, launched our first ARTISTchannel in September 1997 and acquired iMusic in February 1999. We have been operating all of these sites as an integrated network since July 1999. Our limited operating history, particularly as an integrated network of Web sites, makes it difficult to evaluate our current business and prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential are unproven, and our business model is constantly evolving. Because the Internet is constantly changing, we may need to modify our business model to adapt to these changes. Before investing, you should evaluate the risks, uncertainties, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving Internet industry segments.

OUR BUSINESS MODEL IS NEW AND UNPROVEN, AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE TO OPERATE OUR BUSINESS SUCCESSFULLY.

     Our model for conducting business and generating revenue is new and unproven. Our success will depend primarily on our ability to generate revenue from multiple sources through the ARTISTdirect Network, including:

     o    online sales of music and related merchandise;

     o    sales of advertising and sponsorships;

     o    marketing our database of consumer information and preferences; and

     o    sales of, or subscription fees for, digitally distributed music.

     It is uncertain whether a music-related Web site that relies on attracting people to learn about, listen to and purchase music and related merchandise can generate sufficient revenue from electronic commerce, advertising, sales of database information and sales of, or fees for, digital downloads of music, to become a viable business. We provide many of our products and services without charge, and we may not be able to generate sufficient revenue to pay for these products and services. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable. If our markets develop more slowly than expected or become saturated with competitors, or our products and services do not achieve or sustain market acceptance, we may not be able to successfully operate our business.

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE LOSSES AND NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE.

     To date, we have not been profitable on an annual basis and have incurred accumulated losses of approximately $75.8 million as of March 31, 2000. For the three months ended March 31, 2000 and the year ended December 31, 1999, we incurred net losses of approximately $11.2 million and $57.8 million, respectively, which represented approximately 249% and 560%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for the foreseeable future. We anticipate that our operating losses will increase significantly from current levels because we plan to significantly increase our expenditures for sales and marketing, content development, and technology and infrastructure development to enhance the ARTISTdirect Network. With increased expenses, we will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will be unable to continue our operations.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE.

     Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results are volatile and difficult to predict, in some future quarters our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

IF WE DO NOT GENERATE INCREASED REVENUE FROM ONLINE PRODUCT SALES, OUR GROWTH WILL BE LIMITED AND OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     If we do not generate increased revenue from sales of online products, our growth will be limited and our business will be adversely affected. To generate significant online product revenue, we will have to offer music and related merchandise that appeal to a large number of online consumers. We also will have to continue to create online communities that are conducive to electronic commerce, build or license a sufficiently robust and scalable electronic commerce platform and increase our order fulfillment capability. Since our target market includes Internet users below the age of 18, and these users have limited access to credit cards, our ability to capture online product revenue from this group may be limited. If we are not successful in meeting these challenges, our growth will be limited and our business will be adversely affected.

IF WE DO NOT INCREASE ADVERTISING REVENUE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     If we do not increase advertising revenue, our business will be adversely affected. Increasing our advertising revenue depends upon many factors, including our ability to:

     o respond to and anticipate fluctuations in the demand for, and pricing of, online advertising;

     o    conduct successful selling and marketing efforts aimed at advertisers;

     o increase the size of our audience and the amount of time that our audience spends on our Web sites;

     o increase our direct advertising sales force and build up our international marketing team;

     o    increase the amount of revenue per advertisement;

     o aggregate our target demographic group of 12 to 34 year-old active music consumers;

     o offer advertisers the means to effectively target their advertisements to our audience;

     o accurately measure the size and demographic characteristics of our audience;

     o    maintain key advertising relationships; and

     o    compete for advertisers with Internet and traditional media companies.

     In addition to the above factors, general economic conditions, as well as economic conditions specific to online advertising, electronic commerce and the music industry, could affect our ability to increase our advertising revenue. Our failure to achieve one or more of these objectives could impair our ability to increase advertising revenue, which could adversely affect our business.

WE DEPEND UPON ARTISTS TO ATTRACT ADVERTISERS AND GENERATE ELECTRONIC COMMERCE REVENUE.

     We believe that our future success depends on our ability to maintain our existing artist agreements and to secure additional agreements with artists. Our business would be adversely affected by any of the following:

     o inability to recruit new artists and increase the number of ARTISTchannels;

     o    the loss of popularity of artists for whom we operate ARTISTchannels;

     o    increased competition to maintain existing relationships with artists;

     o    non-renewals of our current agreements with artists; and

     o    poor performance or negative publicity of our artists.

     If we are not able to provide valuable services or incentives to artists, or if we otherwise fail to maintain good relations with our artists, they may lose interest in providing content and merchandise and otherwise promoting their ARTISTchannels or the ARTISTdirect Network. The artists own the domain names for their ARTISTchannels and some of the intellectual property rights with respect to content developed for the ARTISTchannels. As a result, we may lose the rights to operate artists' sites if our agreements with these artists terminate and are not renewed.

     Most of our current artist contracts have a term of three years. Upon expiration, artists may not renew these contracts on reasonable terms, if at all. If artists decide to remove their online stores from the ARTISTdirect Network when their agreements terminate, we may be unable to recoup our costs to develop, operate and promote the sites.

     In the past, we have offered our artists options to purchase our common stock. Options were intended to provide artists with an additional incentive to actively promote the ARTISTchannels and the ARTISTdirect Network. We may not be able to offer artists options or other equity incentives on terms as attractive to artists as what we have offered previously. If we cannot provide adequate incentives, our efforts to sign new artists may be impaired. If we cannot maintain our current relationships with artists or sign agreements with new artists, our user base would likely diminish and our ability to generate revenues from electronic commerce and advertising would be seriously harmed.

WE MAY NOT BE ABLE TO DEVELOP OR OBTAIN SUFFICIENTLY COMPELLING CONTENT TO ATTRACT AND RETAIN OUR TARGET AUDIENCE.

     For our business to be successful, we must provide content and services that attract consumers who will purchase music and related merchandise online. We may not be able to provide consumers with an acceptable mix of products, services, information and community to attract them to our Web sites frequently or to encourage them to remain on our Web sites for an extended period of time. If our audience determines that our content does not reflect its tastes, then our audience size could decrease or the demographic characteristics of our audience could change and we may be unable to react to those changes effectively or in a timely manner. Any of these results would adversely affect our ability to attract advertisers and sell music and other related merchandise. Our ability to provide compelling content could be impaired by any of the following:

     o reduced access to content controlled by record labels, music publishers and artists;

     o    diminished technical expertise and creativity of our production staff;
          and

     o    inability to anticipate and capitalize on trends in music.

IF WE DO NOT BUILD AND MAINTAIN STRONG BRANDS, WE MAY NOT BE ABLE TO ATTRACT A SUFFICIENT NUMBER OF USERS TO OUR WEB SITES.

     To attract users we must develop a brand identity for ARTISTdirect and increase public awareness of the ARTISTchannels, the UBL and iMusic. We intend to spend approximately $30 million during 2000 on our offline and online advertising and promotional efforts to increase brand awareness, traffic and revenue. Our marketing activities may, however, not result in increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brands. Moreover, despite these efforts we may be unable to increase public awareness of our brands, which would have an adverse effect on our results of operations.

OUR ONLINE STORE AGREEMENTS WITH ARTISTS DO NOT PRECLUDE OUR ARTISTS FROM SELLING MUSIC AND RELATED MERCHANDISE ON OTHER WEB SITES.

     Our online store agreements with artists do not preclude them from selling merchandise and compact discs or offering music downloads on other Web sites. If we are unable to attract sufficient traffic to the ARTISTdirect Network, consumers may purchase the products that we offer on other Web sites. If we are unable to generate revenue from the sale of music and related merchandise, our results of operations will be adversely affected.

OUR MARKET IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST OUR CURRENT AND FUTURE COMPETITORS.

     The market for the online promotion and distribution of music and related merchandise is highly competitive and rapidly changing. We estimate that there are currently over 150 Web sites that promote and distribute music and related merchandise. The number of Web sites competing for the attention and spending of consumers, advertisers and users has increased, and we expect it to continue to increase because there are few barriers to entry to Internet commerce.

     We face competitive pressures from numerous actual and potential competitors. Our competitors include mp3.com, Launch Media, Amazon.com, CDnow, CheckOut.com, MTVi, major Internet portals and traditional music companies. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Some of our competitors have announced agreements to work together to offer music over the Internet, and we may face increased competitive pressures as a result. Many of our current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages relative to us, including:

     o    longer operating histories;

     o    significantly greater financial, technical and marketing resources;

     o    greater brand name recognition;

     o    larger existing customer bases; and

     o    more popular content or artists.

     These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services than we can. Web sites maintained by our existing and potential competitors may be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to ours. In addition, increased competition could result in reduced advertising rates and margins and loss of market share, any of which could harm our business.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR MUSIC MERCHANDISE, FULFILLMENT AND DISTRIBUTION; IF WE CANNOT SECURE ALTERNATE SUPPLIERS, OUR BUSINESS MAY BE HARMED.

     We rely to a large extent on timely distribution by third parties. We currently rely substantially on one vendor, Alliance Entertainment, to fulfill and distribute our orders for music and related merchandise. During the three months ended March 31, 2000, and the year ended December 31, 1999, virtually all of our orders for music and related merchandise were fulfilled by Alliance. In July 1997, Alliance filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. Alliance has since emerged from Chapter 11 and is under new ownership. Our agreement with Alliance covers fulfillment services for sales under the ARTISTdirect Superstore, but does not cover fulfillment services for our ARTISTchannels. Although Alliance has been fulfilling orders for music and related merchandise from the ARTISTchannels on the same terms as orders from the ARTISTdirect Superstore, Alliance may terminate the ARTISTchannel arrangement at any time.

     We purchase almost all of our compact discs from Alliance and a substantial majority of our other music-related merchandise from two other vendors, Giant Merchandising and Winterland Concessions Company. During the three months ended March 31, 2000, and year ended December 31, 1999, we purchased approximately 94% and 96%, respectively, of the dollar volume of our compact discs from Alliance, and we obtained approximately 25% and 27%, respectively, of the dollar volume of our other music-related merchandise from Giant Merchandising and approximately 17% and 17%, respectively, from Winterland Concessions. Our business could be significantly disrupted if Alliance, Giant or Winterland were to terminate or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Giant or Winterland are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms in a timely manner, or at all.

WE DEPEND ON THIRD PARTY INVENTORY AND FINANCIAL SYSTEMS AND CARRIER SERVICES.

     Because we rely on third parties to fulfill orders, we depend on their systems for tracking inventory and financial data. If our distributors' systems fail or are unable to scale or adapt to changing needs, or if we cannot integrate our information systems with the systems of any new distributors, we may not have adequate, accurate or timely inventory or financial information. We also rely on third-party carriers for shipments to and from distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers' ability to provide delivery services to meet our distribution and shipping needs. In the quarter ended December 31, 1999, both we and Alliance experienced an unusually high volume of orders, which resulted in shipping delays to our customers. These delays did not have a material adverse effect; however, our failure to deliver products to our customers in a timely and accurate manner in the future could harm our reputation, our relationship with customers, the ARTISTdirect and UBL brands and our results of operations.

OUR BUSINESS IS SUBJECT TO SEASONALITY, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS

     We have experienced and expect to continue to experience seasonal fluctuations in our online sales. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, a disproportionate amount of our online sales have been realized during the fourth calendar quarter and during the summer months, traditionally when artists go on tour. Due to our limited operating history, it is difficult to predict the seasonal pattern of our online sales and the impact of such seasonality on our business and operating results. Our seasonal online sales patterns may become more pronounced, strain our personnel, warehousing, and order shipment activities and cause our operating results to be significantly less than expected for any given period. This would likely cause our stock price to fall.

WE MAY BE SUBJECT TO SYSTEM DISRUPTIONS, WHICH COULD REDUCE OUR REVENUE.

     Our ability to attract and retain artists, users, advertisers and merchants depends on the performance, reliability and availability of our Web sites and network infrastructure. The maintenance and operation of substantially all of our Internet communications hardware and servers have been outsourced to the facilities of AT&T CerfNet, Digex and American Digital Network. We have periodically experienced service interruptions caused by temporary problems in our own systems or software or in the systems or software of these third parties. While we are implementing procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time.

     In addition, under our agreements with Digex and American Digital Network, they are not liable to us for any damage or loss they may cause to our business, and we may be unable to seek reimbursement from them for losses that they cause. Our users also depend on third party Internet service providers and Web site operators for access to our Web sites. These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures in the future which are unrelated to our systems, but which could nonetheless adversely affect our business.

COMPUTER VIRUSES, ELECTRONIC BREAK-INS OR SIMILAR DISRUPTIVE EVENTS COULD DISRUPT OUR SERVICES.

     Computer viruses, electronic break-ins or similar disruptive events could disrupt our services. System disruptions could result in the unavailability or slower response times of our Web sites, which would reduce the number of advertisements delivered or commerce conducted on our Web sites and lower the quality of our users' experience. Service disruptions could adversely affect our revenue and, if they were prolonged, would seriously harm our business and reputation. Our business interruption insurance may not be sufficient to compensate us for losses that may occur as a result of these interruptions.

IF WE DO NOT MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS EFFECTIVELY.

     Since our inception in August 1996, we have rapidly and significantly expanded our operations. We expect further significant expansion will be required to address potential growth in our artist and consumer bases, the breadth of our product and service offerings, and other opportunities. This expansion has strained, and we expect that it will continue to strain, our management, operations, systems and financial resources. To manage our recent growth and any future growth of our operations and personnel, we must improve and effectively utilize our existing operational, management, marketing and financial systems and successfully recruit, hire, train and manage personnel and maintain close coordination among our technical, finance, marketing, sales and production staffs. In addition, we may also need to increase the capacity of our software, hardware and telecommunications systems on short notice. We also will need to manage an increasing number of complex relationships with users, strategic partners, advertisers and other third parties. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

THE LOSS OF KEY PERSONNEL, INCLUDING MARC GEIGER, DONALD MULLER OR KEITH YOKOMOTO, COULD ADVERSELY AFFECT OUR BUSINESS BECAUSE THESE INDIVIDUALS ARE IMPORTANT TO OUR CONTINUED GROWTH.

     Our future success depends to a significant extent on the continued services of our senior management, particularly Marc Geiger, Donald Muller and Keith Yokomoto. The loss of any of these individuals would likely have an adverse effect on our business. Competition for personnel throughout our industry is intense and we may be unable to retain these key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

IF WE DO NOT REALIZE THE ANTICIPATED BENEFITS OF POTENTIAL FUTURE ACQUISITIONS, OUR BUSINESS COULD BE SERIOUSLY HARMED AND OUR STOCK PRICE COULD FALL.

     We regularly evaluate, in the ordinary course of business, potential acquisitions of, or investments in, complementary businesses, products and technologies. If we are presented with appropriate opportunities, we intend to actively pursue these acquisitions and/or investments. We may not, however, realize the anticipated benefits of any acquisition or investment. If we buy a company, we could have difficulty in assimilating that company's other personnel, technology, operations or products into our operations. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Acquisitions or business combinations could also cause us to issue equity securities that would dilute your percentage ownership in us, incur debt or assume contingent liabilities and take large immediate or future write-offs or charges, including amortization of goodwill or compensation expense. Each of these results could materially and adversely affect our business and adversely affect the price of our common stock.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITIVE POSITION COULD BE HARMED OR WE COULD BE REQUIRED TO INCUR EXPENSES TO ENFORCE OUR RIGHTS.

     We rely upon common-law trademark rights that arise from our commercial use of the ARTISTdirect, ARTISTdirect Agency, UBL, Ultimate Band List, iMusic and Kneeling Elephant Records brand names, and the respective associated domain names, and the ARTISTdirect logo. We seek to protect our trademarks, copyrights and other proprietary rights by registration and other means, but these actions may be inadequate. ARTISTdirect has trademark applications pending in several jurisdictions, but our registrations may not be accepted or may be preempted by third parties and/or we may not be able to register our trademarks in all jurisdictions in which we intend to do business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information.

     The steps we have taken may not prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. If third parties were to use or otherwise misappropriate our copyrighted materials, trademarks or other proprietary rights without our consent or approval, our competitive position could be harmed, or we could become involved in litigation to enforce our rights. In addition, policing unauthorized use of our content, trademarks and other proprietary rights could be very expensive, difficult or impossible, particularly given the global nature of the Internet.

OUR ACCESS TO COPYRIGHTED CONTENT DEPENDS UPON THE WILLINGNESS OF CONTENT OWNERS TO MAKE THEIR CONTENT AVAILABLE.

     The music content available on the ARTISTdirect Network is typically comprised of copyrighted works owned or controlled by multiple third parties. Most of the content on ARTISTchannels is either owned or licensed by the artist. On other parts of the ARTISTdirect Network, depending on the nature of the content and how we use the music content, we typically license such rights from publishers, record labels, performing rights societies or artists. We frequently either do not have written contracts or have short-term contracts with copyright owners, and, accordingly, our access to copyrighted content depends upon the willingness of such parties to continue to make their content available. If the fees for music content increase substantially or if significant music content becomes unavailable, our ability to offer music content could be materially limited.

     We have not obtained a license for some of the content offered on the ARTISTdirect Network, including links to other music-related sites and thirty-second streamed song samples, because we believe that a license is not required under existing law. However, this area of law remains uncertain and may not be resolved for a number of years. When this area of law is resolved, we may be required to obtain licenses for such content, alter or remove the content from our Web sites and be forced to pay potentially significant financial damages for past conduct.

INTELLECTUAL PROPERTY CLAIMS AGAINST US COULD BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

     Third parties may assert trademark, copyright, patent and other types of infringement or unfair competition claims against us. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, loss of access to, and use of, content, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. While we have resolved all such disputes in the past, we may not be able to do so in the future. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology or content on a timely basis, it could harm our business.

     In addition, we rely on third parties to provide services enabling our online product sales transactions, including credit card processing, order fulfillment and shipping. We could become subject to infringement actions by third parties based upon our use of intellectual property provided by our third-party providers. It is also possible that we could become subject to infringement actions based upon the content licensed from third parties. Any such claims or disputes could subject us to costly litigation and the diversion of our financial resources and technical and management personnel. Further, if our efforts to enforce our intellectual property rights are unsuccessful or if claims by third parties against ARTISTdirect, the UBL and iMusic are successful, we may be required to change our trademarks, alter or remove content, pay financial damages, or alter our business practices. These changes of trademarks, alteration of content, payment of financial damages or alteration of practices may adversely affect our business.

WE MAY BE UNABLE TO ACQUIRE NECESSARY WEB DOMAIN NAMES.

     We may be unable to acquire or maintain Web domain names relating to our brand or to specific ARTISTchannels in the United States and other countries in which we may conduct business. We currently hold various relevant domain names, including the "artistdirect.com," "ubl.com," "imusic.com" and "downloadsdirect.com" domain names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees and is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring or using domain names that infringe or otherwise decrease the value of our brand name, trademarks and other proprietary rights.

IF OUR ONLINE SECURITY MEASURES FAIL, WE COULD LOSE VISITORS TO OUR SITES AND COULD BE SUBJECT TO CLAIMS FOR DAMAGE FROM OUR USERS, CONTENT PROVIDERS, ADVERTISERS AND MERCHANTS.

     Our relationships with consumers would be adversely affected and we may be subject to claims for damage if the security measures that we use to protect their personal information, especially credit card numbers, are ineffective. We rely on security and authentication technology that we license from third parties to perform real-time credit card authorization and verification with our bank. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer's personal information.

     Our infrastructure is vulnerable to unauthorized access, physical or electronic computer break-ins, computer viruses and other disruptive problems. Internet service providers have experienced, and may continue to experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees and others. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Security breaches relating to our activities or the activities of third-party contractors that involve the storage and transmission of proprietary information could damage our reputation and our relationships with our content providers, advertisers and merchants. We also could be liable to our content providers, advertisers and merchants for the damages caused by such breaches or we could incur substantial costs as a result of defending claims for those damages. We may need to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Our security measures may not prevent disruptions or security breaches.

WE MAY BE SUBJECT TO LIABILITY IF PRIVATE INFORMATION PROVIDED BY OUR USERS WERE MISUSED.

     Our privacy policy discloses how we use individually identifiable information that we collect. This policy is displayed and accessible throughout the ARTISTdirect Network. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability. We could also be subject to liability for claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, or other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in costly and time-consuming litigation.

CHANGES IN LAWS OR REGULATIONS MAY ADVERSELY AFFECT OUR ABILITY TO COLLECT DEMOGRAPHIC AND PERSONAL INFORMATION FROM USERS AND COULD AFFECT OUR ABILITY TO ATTRACT ADVERTISERS.

     Legislatures and government agencies have adopted and are considering adopting laws and regulations regarding the collection and use of personal information obtained from individuals when accessing Web sites. For example, Congress recently enacted the Children's Online Privacy Protection Act, which restricts the ability of Internet companies to collect information from children under the age of 13 without their parents' consent. In addition, the Federal Trade Commission and state and local authorities have been investigating Internet companies regarding their use of personal information. Our privacy programs may not conform with laws or regulations that are adopted. In addition, these legislative and regulatory initiatives may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide advertisers with demographic information.

     The European Union has adopted a directive that imposes restrictions on the collection and use of personal data. The directive could impose restrictions that are more stringent than current Internet privacy standards in the United States. If this directive were applied to us, it could prevent us from collecting data from users in European Union member countries or subject us to liability for use of information in contravention of the directive. Other countries have adopted or may adopt similar legislation. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government authorities choose to investigate our privacy practices.

WE MAY BE ADVERSELY IMPACTED IF THE SOFTWARE, COMPUTER TECHNOLOGY AND OTHER SYSTEMS WE USE ARE NOT YEAR 2000 COMPLIANT.

     The risks posed by Year 2000 issues could adversely affect our business in a number of ways. Although we believe that our internal systems and technology are Year 2000 compliant and have not experienced any Year 2000 issues to date, we currently do not have, and do not plan to develop, a contingency plan to address any problems caused by Year 2000 issues. Software and hardware from third parties that have been integrated into our systems may need to be updated or replaced, which may be time consuming and expensive. We rely on a number of third parties to support and operate our Web sites. In addition, our distribution providers and suppliers, including our accounting services provider, depend on their own information technology systems and on the systems of their vendors.

     Failures or interruptions of our systems or those of third parties because of Year 2000 problems could seriously damage our business and our relationships with our content, distribution and technology providers, advertisers and users. Failures, interruptions or other service problems due to Year 2000 could result in lost revenue, increased operating costs and loss of significant user traffic. Governmental agencies, public utilities, Internet service providers and others that we rely on or that our customers rely on and which we do not control may not be Year 2000 compliant. This could result in systemic failures beyond our control, such as a prolonged Internet, telecommunications or electrical failure, and prevent us from providing our content or reduce user traffic.

WE HAVE A CONTINGENT LIABILITY AS A RESULT OF A RESCISSION OFFER WE INTEND TO MAKE DUE TO OUR ISSUANCES OF SECURITIES IN VIOLATION OF SECURITIES LAWS.

     We have issued shares or options to purchase shares of our common stock to our employees and to artists and their managers and advisors. Due to the nature of the persons who received these shares and options in addition to our employees and the total number of shares and options issued to them and our employees, the issuance of these shares and options did not comply with the requirements of Rule 701 under the Securities Act, or any other available exemptions from the registration requirements of Section 5 of the Securities Act, and may not have qualified for any exemption from qualification under California securities laws either.

     As a result, we intend to make a rescission offer to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to California securities law. In the rescission offer, we will offer to repurchase from these persons all shares issued directly to these persons or pursuant to option exercises by these persons before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for the shares, plus interest at the rate of 10% from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement. Based upon the number of options exercised through March 31, 2000, the out-of-pocket cost to us would be approximately $3.0 million, plus interest.

In addition, we will also offer to repurchase all unexercised options to these persons at 20% of the option exercise price times the number of option shares, plus interest at the rate of 10% from the date the options were granted. Based on the number of options outstanding as of March 31, 2000, and assuming that none of these options are exercised prior to the end of the rescission offer, the out-of-pocket cost to us in repurchasing such options would be approximately $8.0 million, plus interest.

     As of the date of this report, we are not aware of any claims for rescission against us. If we are required to repurchase all of the shares subject to the rescission offer, our operating results and liquidity during the period in which such repurchase occurs could be adversely affected.

WE MAY BE SUED FOR CONTENT AVAILABLE OR POSTED ON OUR WEB SITES OR PRODUCTS SOLD THROUGH OUR WEB SITES.

     We may be liable to third parties for content published on our Web sites and other Web sites where our syndicated content appears if the music, artwork, text or other content available violates their copyright, trademark or other intellectual property rights or if the available content is defamatory, obscene or pornographic. Those types of claims have been brought, sometimes successfully, against Web site operators in the past. We also may be liable for content uploaded or posted by our users on our Web sites, such as digitally distributed music files, postings on our message boards, chat room discussions and copyrightable works. In addition, we could have liability to some of our content licensors for claims made against them for content available on our Web sites. We also could be exposed to these types of claims for the content that may be accessed from our Web sites or via links to other Web sites or for products sold through our Web site. While we have resolved all of these types of claims made against us in the past, we may not be able to do so in the future. We intend to implement measures to reduce exposure to these types of claims, but such measures may not be successful and may require us to expend significant resources. Any litigation as a result of defending these types of claims could result in substantial costs and damages. Our insurance may not adequately protect us against these types of claims or the costs of their defense or payment of damages.

THE EFFECTIVENESS OF THE INTERNET FOR ADVERTISING IS UNPROVEN, WHICH MAY DISCOURAGE SOME ADVERTISERS FROM ADVERTISING ON OUR SITES.

     Our future depends in part on an increase in the use of the Internet and other forms of digital media for advertising. The Internet advertising market is new and rapidly evolving, and we cannot yet gauge the effectiveness of advertising on the Internet as compared to traditional media. As a result, demand for Internet advertising is uncertain. Many advertisers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by companies that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find advertising on the Internet to be undesirable or less effective than traditional advertising media for promoting their products and services. If the Internet advertising market fails to fully develop or develops more slowly than we expect, our business could be adversely affected. In addition, the market for advertising on other forms of digital media, such as broadband distribution, is even less developed than Internet advertising, and if that market does not develop, our growth may be limited.

IF CURRENT STANDARDS TO MEASURE THE EFFECTIVENESS OF ADVERTISING ON THE INTERNET DO NOT DEVELOP, OUR ABILITY TO ATTRACT AND RETAIN ADVERTISERS COULD BE ADVERSELY IMPACTED.

     There are currently few, well established standards to measure the effectiveness of advertising on the Internet and other digital media, and the absence of these standards could adversely impact our ability to attract and retain advertisers. Currently available software programs that track Internet usage and other tracking methodologies are rapidly evolving, but such standard measurements may never develop. In addition, the development of such software or other methodologies may not keep pace with our information needs, particularly to support the growing needs of our internal business requirements and advertising clients.

SOFTWARE PROGRAMS THAT PREVENT OR LIMIT THE DELIVERY OF ADVERTISING MAY SERIOUSLY DAMAGE OUR ABILITY TO ATTRACT AND RETAIN ADVERTISERS.

     A number of "filter" software programs have been developed which limit or prevent advertising from being delivered to an Internet user's computer. This software could adversely affect the commercial viability of Internet advertising. These programs attempt to blank out, or block, banner and other advertisements. To date, such programs have not had a material adverse impact on our ability to attract and retain advertisers or caused us to fail to meet the terms of our advertising agreements. These programs may, however, have these effects on us in the future. Widespread adoption of this type of software would seriously damage our ability to attract and retain advertisers.

WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IF GOVERNMENT REGULATION INCREASES.

     There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues such as user privacy, pricing, taxation, content, copyrights, distribution, security, and the quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Any imposition of access fees could increase the cost of transmitting data over the Internet. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us.

The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new, or modifications to existing, laws or regulations relating to the Web could adversely affect our business.

     Prohibition and restriction of Internet content and commerce could reduce or slow Internet use, decrease the acceptance of the Internet as a communications and commercial medium and expose us to liability. Any of these outcomes could have a material adverse effect on our business, results of operations and financial condition. The growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

THE INTERNET IS SUBJECT TO RAPID CHANGES, WHICH COULD RESULT IN SIGNIFICANT ADDITIONAL COSTS.

     The market for Internet products and services is characterized by rapid change, evolving industry standards and frequent introductions of new technological developments. These new standards and developments could make our existing or future products or services obsolete. Keeping pace with the introduction of new standards and technological developments could result in significant additional costs or prove difficult or impossible for us. The failure to keep pace with these changes and to continue to enhance and improve the responsiveness, functionality and features of our Web sites could harm our ability to attract and retain users. Among other things, we will need to license or develop leading technologies, enhance our existing services and develop new services and technologies that address the varied needs of our users.

OUR NET SALES COULD BE ADVERSELY AFFECTED IF WE BECOME SUBJECT TO SALES AND OTHER TAXES.

     If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our products, our net sales and results of operations could be harmed. We do not currently collect sales or other similar taxes for physical shipments of goods into states other than California and Florida. However, one or more states may seek to impose sales tax collection obligations on companies, such as ARTISTdirect, which engage in or facilitate online commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the exchange of merchandise on its system, our results of operations could be adversely affected. In addition, any new operations in states outside California could subject our shipments in such states to state sales taxes under current or future laws.

     Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been enacted by Congress. However, this legislation, known as the Internet Tax Freedom Act, imposes only a moratorium ending on October 21, 2001 on state and local taxes on electronic commerce where such taxes are discriminatory and on Internet access unless such taxes were generally imposed and actually enforced before October 1, 1998. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce.

OUR SUCCESS DEPENDS ON THE CONTINUED DEVELOPMENT AND MAINTENANCE OF THE INTERNET AND THE AVAILABILITY OF INCREASED BANDWIDTH TO CONSUMERS.

     The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of music. Our business will depend on the ability of our artists and consumers to conduct commercial transactions with us, as well as to continue to upload and download music files, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and access to our Web site. This will depend upon the maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products, such as high speed modems, for providing reliable Internet access and services. The failure of the Internet to achieve these goals will reduce our ability to generate significant revenue.

     Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may harm the performance of the Internet.

     The Internet has experienced a variety of outages and other delays and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of music and related products and merchandise which would cause our revenue to decrease. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (C) SALES OF UNREGISTERED SECURITIES. During the three months ended March 31, 2000, following the exercise of options to purchase shares of Common Stock that had been granted under the 1999 Employee Stock Option Plan, the 1999 Artist Stock Option Plan and/or the 1999 Artist and Artist Advisor Stock Option Plan by 22 employees, consultants, artists and artist advisors, the Company issued an aggregate of 415,377 shares of Common Stock for an aggregate purchase price of approximately $1.6 million. The Company also issued options to purchase 1,216,719 shares of its Common Stock at a weighted average exercise price of $12.44 per share during this period.

     (D) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On March 31, 2000, the Company completed an initial public offering (the "Offering") of its Common Stock, $.01 par value. The managing underwriters in the Offering were Morgan Stanley Dean Witter, Bear, Stearns & Co. Inc. and Deutsche Banc Alex. Brown (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-87547) that was declared effective by the SEC on March 27, 2000. The Offering commenced on March 28, 2000. All 5,000,000 shares of Common Stock registered under the Registration Statement were sold at a price of $12.00 per share. The aggregate price of the Offering amount registered was $60,000,000. In connection with the Offering, the Company paid an aggregate of $4.2 million in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the fees payable to the SEC, National Association of Securities Dealers, Inc. ("NASD") and Nasdaq National Market.


       SEC registration fee                                      23,978
       NASD filing fee                                            9,125
       Nasdaq National Market listing fee                       117,188
       Blue Sky fees and expenses                                     -
       Printing and engraving expenses                          750,000
       Legal fees and expenses                                  900,000
       Accounting fees and expenses                             750,000
       Transfer Agent fees                                       20,000
       Miscellaneous                                            179,709
                                                             ----------
       Total                                                 $2,750,000
                                                             ==========

     After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $53.1 million. As of March 31, 2000, the Company had not used any of the net proceeds from the Offering and had used its existing cash balances to fund the general operations of the Company. The Company intends to use the proceeds for general corporate purposes as described in the prospectus for the Offering. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 7, 2000, in a Written Consent of the Stockholders of the Company, the stockholders of the Company approved the Company's 1-for-4 reverse stock split. In addition, the stockholders approved increases to the Employee Option Plan and Artist and Artist Advisor Option Plan.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     3. Registrant's Certificate of Incorporation and Bylaws (incorporated by reference to Exhibits 3.1 and 3.2 to Registrant's Form S-1 No. 333-87547).

     27. Financial Data Schedule

     (b) None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ARTISTDIRECT, INC.
                                       (Registrant)



                                       By: /s/ James B. Carroll
                                          ---------------------------------
                                          James B. Carroll
                                          Executive Vice President,
                                          Chief Financial Officer and Secretary


Dated:  May 15, 2000