Form 10-Q
period 2000-06-30
ARTISTDIRECT INC
filed 2000-08-14
CIK 1095079

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Number of shares of Common Stock outstanding as of June 30, 2000:
                               36,852,548 shares.

                                      INDEX
                                      -----

PART I FINANCIAL INFORMATION                                                Page
                                                                            ----

ITEM 1.  BALANCE SHEETS AT JUNE 30, 2000 (UNAUDITED)
          AND DECEMBER 31, 1999 ............................................ 1

         STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
          ENDED JUNE 30, 2000 (UNAUDITED) AND 1999 (UNAUDITED).............. 2

         STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
          JUNE 30, 2000 (UNAUDITED) AND 1999 (UNAUDITED).................... 3

         NOTES TO FINANCIAL STATEMENTS...................................... 4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................ 10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....... 36

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................. 37

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................... 37

ITEM 3   DEFAULTS UPON SENIOR SECURITIES................................... 38

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 38

ITEM 5.  OTHER INFORMATION................................................. 38

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................. 38

         A.  EXHIBITS...................................................... 38

         B.  REPORTS ON FORM 8-K........................................... 38

SIGNATURES................................................................. 39

     In this Report, "ARTISTdirect," the "Company," "we," "us" and "our" collectively refers to ARTISTdirect, Inc.

PART I FINANCIAL INFORMATION

                               ARTISTDIRECT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2000             1999
                                                                                       ---------        -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $  62,150         $  69,119
  Cash held for clients                                                                      643               770
  Short term investments                                                                  44,091                --
  Accounts receivable, net                                                                 2,551             1,001
  Prepaid expenses and other current assets                                                7,592             6,795
                                                                                       ---------         ---------
    Total current assets                                                                 117,027            77,685
Property and equipment, net                                                                8,400             3,343
Goodwill and intangibles, net                                                             11,958            13,415
Other assets, net                                                                          4,269             4,157
                                                                                       ---------         ---------
                                                                                       $ 141,654         $  98,600
                                                                                       =========         =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Cash held for clients                                                                $     643         $     770
  Accounts payable                                                                         1,267             3,709
  Accrued expenses                                                                         5,577             4,698
  Notes payable                                                                               --               741
  Deferred revenue                                                                            --                37
                                                                                       ---------         ---------
    Total current liabilities                                                              7,487             9,955
Long term liabilities                                                                        891               683
                                                                                       ---------         ---------
    Total liabilities                                                                      8,378            10,638
                                                                                       ---------         ---------
Redeemable securities:
  Series A redeemable preferred stock, $.01 par value.  Authorized, issued and outstanding 3,207,815 shares in 1999.  Liquidation preference and redemption
   value of $4,963 in 1999                                                                    --             4,963
  Series B redeemable preferred stock, $.01 par value.  Authorized, issued and outstanding 3,750,000 shares in 1999.  Liquidation preference and redemption
   value of $15,350 in 1999                                                                   --            15,350
  Series C redeemable preferred stock, $.01 par value.  Authorized 8,550,000;
   issued and outstanding 5,905,374 shares in 1999.  Liquidation preference and
   redemption value of $82,250 in 1999                                                        --            82,188
  Redeemable common securities, $.01 par value.  Authorized 10,800,000 shares
  Liquidation preference and redemption value of $11,506 and $9,206 in 2000 and
   1999, respectively                                                                     11,506             9,206
                                                                                       ---------         ---------
    Total redeemable securities                                                           11,506           111,707
                                                                                       ---------         ---------
Stockholders' equity (deficit):
  Common stock, $.01 par value.  Authorized 150,000,000 and 50,000,000 shares in 2000 and 1999, respectively; issued and outstanding 36,852,548 and
   14,088,674 shares in 2000 and 1999, respectively                                          369               141
  Additional paid-in-capital                                                             201,395            36,688
  Unearned compensation                                                                  (31,206)          (36,976)
  Accumulated deficit                                                                    (48,788)          (23,598)
                                                                                       ---------         ---------
    Total stockholders' equity (deficit)                                                 121,770           (23,745)
                                                                                       ---------         ---------
                                                                                       $ 141,654         $  98,600
                                                                                       =========         =========

   The accompanying notes are an integral part of these financial statements.

                               ARTISTDIRECT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                  (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                       THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------         ---------------------------------
                                                         2000                 1999                  2000               1999
                                                    --------------       ------------         --------------       ------------
Net revenue:
  Online product sales                              $      2,580         $      1,154         $      4,609         $      2,170
  Advertising and other                                    1,973                  508                3,770                  889
  Agency commissions                                         927                  161                1,472                  291
  Record label                                               118                  161                  244                  332
                                                    ------------         ------------         ------------         ------------
    Total net revenue                                      5,598                1,984               10,095                3,682
Cost of revenue:
  Direct cost of product sales                             2,317                1,048                4,238                1,949
  Other cost of revenue                                    2,129                  554                3,762                  949
  Stock-based compensation                                 1,679                   51                4,472                   51
                                                    ------------         ------------         ------------         ------------
    Total cost of revenue                                  6,125                1,653               12,472                2,949
    Gross profit (loss)                                     (527)                 331               (2,377)                 733
Operating expenses:
  Product development                                        679                  440                1,486                  631
  Sales and marketing                                      6,596                1,760               11,793                2,537
  General and administrative                               4,478                1,929                8,058                3,237
  Amortization of stock-based compensation                 1,757                1,115                1,391                1,917
  Depreciation and amortization                            1,457                  625                2,631                  713
                                                    ------------         ------------         ------------         ------------
    Loss from operations                                 (15,494)              (5,538)             (27,736)              (8,302)
  Income from equity investment                               15                   --                   15                   33
  Interest income, net                                     1,476                   65                2,531                   77
                                                    ------------         ------------         ------------         ------------
      Net loss                                      $    (14,003)        $     (5,473)        $    (25,190)              (8,192)
Dividends on redeemable securities                           271                  297                1,456                  418
Beneficial conversion feature on redeemable
   preferred stock                                            --                   --               24,375                   --
                                                    ------------         ------------         ------------         ------------

Net loss attributable to common shareholders        $    (14,274)        $     (5,770)        $    (51,021)        $     (8,610)
                                                    ============         ============         ============         ============

Basic and diluted loss per share                    $      (0.39)                 N/A         $      (1.97)                 N/A
                                                    ============         ============         ============         ============

  Weighted average common shares outstanding          36,852,548                  N/A           25,902,230                  N/A
                                                    ============         ============         ============         ============

Pro forma loss per share                            $      (0.39)        $      (0.29)        $      (1.53)        $      (0.46)
                                                    ============         ============         ============         ============

Pro forma weighted average common shares
   outstanding                                        36,852,548           18,594,676           32,696,302           17,735,212
                                                    ============         ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                               ARTISTDIRECT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                           --------------------------
                                                                              2000             1999
                                                                           --------         ---------
Cash flows from operating activities:
  Net loss                                                                 $(25,190)        $ (8,192)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                             2,631              713
    Income from equity investment                                               (15)             (33)
    Allowance for doubtful accounts and sales returns                           275              (26)
    Amortization of unearned compensation                                     5,863            1,968
    Changes in assets and liabilities:
      Accounts receivable                                                    (1,825)            (187)
      Prepaid expenses and other current assets                                (797)            (617)
      Other assets                                                              (97)            (722)
      Accounts payable, accrued expenses and other liabilities               (1,355)           2,028
      Deferred revenue                                                          (38)              82
                                                                           --------         --------
        Net cash used in operating activities                               (20,548)          (4,986)
                                                                           --------         --------
Cash flows from investing activities:
  Purchases of property and equipment                                        (6,111)            (574)
  Purchase of short term investments                                        (44,091)              --
  Investments in trademarks                                                    (120)             (15)
  Cash paid for acquisitions                                                     --             (110)
                                                                           --------         --------
        Net cash used in investing activities                               (50,322)            (699)
                                                                           --------         --------
Cash flows from financing activities:
  Payment of preferred dividend                                                  --              (96)
  Payment of notes to stockholders                                              741               --
  Proceeds from exercise of stock options                                     1,538               --
  Proceeds from issuance of preferred securities                             15,224           15,000
  Payment of Series C redeemable preferred stock offering costs              (4,750)              --
  Proceeds from initial public offering, net of offering costs paid          52,630               --
                                                                           --------         --------
        Net cash provided by financing activities                            63,901           14,904
                                                                           --------         --------
        Net (decrease) increase in cash and cash equivalents                 (6,969)           9,219
Cash and cash equivalents at beginning of period                             69,119            1,940
                                                                           --------         --------
Cash and cash equivalents at end of period                                 $ 62,150         $ 11,159
                                                                           ========         ========

Supplemental disclosure of non cash financing activities:
  Accrual of dividends on redeemable preferred securities                  $  1,456         $    418
                                                                           ========         ========

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

NOTE 2 - INITIAL PUBLIC OFFERING

On March 31, 2000, the Company completed an initial public offering ("IPO") of 5,000,000 shares of its common stock at a price of $12.00 per share. The net proceeds to the Company, after deducting underwriting discounts and commissions, and offering expenses, were approximately $52.6 million.

Upon the closing of the IPO, all of the outstanding shares of the Company's Series A and Series B redeemable preferred stock, including accrued dividends thereon, automatically converted into shares of common stock on a one-for-one basis and all of the outstanding shares of the Company's Series C redeemable preferred stock automatically converted into shares of common stock on an approximately 1.451-for-one basis. The aggregate number of common shares issued upon the redeemable preferred stock conversion was 17,194,283.

NOTE 3 - ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries in which it has controlling interests in the form of voting and operating control. All significant intercompany accounts and transactions have been eliminated for all periods presented. Due to the full funding of losses by the Company and its members, none of the losses generated by UBL during the periods presented have been allocated to the minority holders.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2000 and results of its operations and cash flows for the three and six months ended June 30, 1999 and 2000. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the expected results for the full year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's documents filed with the Securities and Exchange Commission ("SEC") including its Registration Statements on Form S-1, and all amendments thereto.

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

The Company generates revenue from the sale of online advertisements under short-term contracts. To date, the duration of the Company's advertising commitments has generally averaged from one to three months. Online advertising revenue is generally recognized ratably in the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is probable. The Company's obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by the users of the Company's online properties. The Company records a reserve for contracts in which the guarantee of a minimum number of impressions are not expected to be met. There were no such instances as of June 30, 2000 and 1999.

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

Cost of Revenue

Direct cost of product sales consists of amounts payable to artists, which includes the costs of merchandise sold and share of net proceeds, and online commerce transaction costs, including credit card fees, fulfillment charges and shipping costs. Other cost of revenue consists primarily of Web-site hosting and maintenance costs, online content programming costs, online advertising serving costs, record royalties payable to artist and payroll and related expenses for staff involved in Web site maintenance, content programming and the agency. Stock-based compensation expense relates to non-cash charges in connection with warrants issued to vendors and options issued to artists and their advisors for the right to operate their stores. Amounts payable to artists and transaction costs are recognized upon shipment. Web site-related costs are recognized immediately when incurred. Payroll and related expenses are recognized over the period benefited. Non-cash stock-based compensation charges are recognized over the period of the related agreements.

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

Pro Forma Net Loss per Share

The pro forma loss per share for the three and six months ended June 30, 2000 and 1999 is computed using the weighted average number of common shares outstanding giving effect to the conversion to a C corporation, the elimination of the dividends on the redeemable preferred securities (except for the interest accrual on the rescission offer) and the automatic conversion of the redeemable preferred securities into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such events occurred at the beginning of the periods presented, or at original issuance date, if later. The calculation of the pro forma net loss per share includes the effect of the beneficial conversion feature assuming the Series C preferred stock converted at the initial public offering date at $9.60 per share pursuant to the original terms of the Series C preferred stock.

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

In the rescission offer, we will offer to repurchase from these persons all shares issued directly to these persons or pursuant to option exercises by these persons before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for the shares, plus interest at the rate of 10% from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement. Based upon the number of options exercised through June 30, 2000, the out-of-pocket cost to us would be approximately $3.0 million, plus interest.

In addition, we will also offer to repurchase all unexercised options to these persons at 20% of the option exercise price times the number of option shares, plus interest at the rate of 10% from the date the options were granted. Based on the number of options outstanding as of June 30, 2000, and assuming that none of these options are exercised prior to the end of the rescission offer, the out-of-pocket cost to us in repurchasing such options would be approximately $8.0 million, plus interest.

NOTE 5 - STOCK-BASED COMPENSATION

Stock Options

The Employee Stock Option Plan has reserved 6,500,000 shares of common stock for issuance to employees, non-employee members of the Board of Directors and consultants. Compensation expense related to such option grants for the three and six months ended June 30, 2000 was $1.3 million and $2.5 million, respectively. There was no compensation expense for the three and six months ended June 30, 1999.

The Artist Stock Option Plan and the Artist and Artist Advisor Stock Option Plan have reserved 4,000,000 and 1,550,000 shares, respectively, of common stock for issuance to artists and their advisors for the ARTIST channels and promotional services. Compensation expense for the three and six months ended June 30, 2000 related to such option grants was $2.3 million and $5.8 million, respectively, of which $1.6 million and $4.4 million, respectively, was included in cost of revenue and $700,000 and $1.4 million, respectively, was included in operating expenses. Compensation expense was $163,000 for the three months ended June 30, 1999, of which $15,000 was included in cost of revenue and $148,000 was included in operating costs. There was no compensation expense for the three months ended March 31, 1999.

In February 2000, the Company accelerated the vesting of 114,796 stock options granted to an executive of the Company. The resulting compensation expense of $964,000 was recorded during the three months ended March 31, 2000.

Common Unit Interests

During 1998, the Company issued common units, which were converted to common shares upon the conversion of the Company to a C corporation in October 1999, to certain executive employees and its outside legal counsel in connection with services rendered and to be rendered. The holders of these shares were entitled to receive the amount of appreciation per share through March 31, 2000 above the value on the date of grant. The fair value of the Company's common stock decreased from $11.48 as of December 31, 1999 to $7.63 as of March 31, 2000, which resulted in a decrease in the appreciation per share, and a credit to stock based compensation expense of $6.6 million for the three months ended March 31, 2000. The Company recorded expense of $1.0 million and $1.9 million for the three and six months ended June 30, 2000, respectively.

Warrants

In May and June 1999, the Company issued warrants to purchase common stock to two vendors. The fair value of the warrants is being amortized as cost of revenues over the term of the related merchandising agreements. The Company recorded compensation expense reflected in cost of revenue of $65,000, $131,000 and $36,000 for the three and six months ended June 30, 2000 and three months ended June 30, 1999, respectively.

In December 1999, the Company issued warrants to purchase 339,254 shares of common stock in connection with an advertising and promotion agreement. These warrants are being accounted for as variable warrants. Due to the decrease in fair value of the Company's common stock to $3.125 as of June 30, 2000, the Company recorded a credit to stock based compensation of $64,000 for the three months ended June 30, 2000. The Company recorded compensation expense of $98,000 for the six months ended June 30, 2000.

The Company entered into an agreement with a landlord for office space for a term of ten years. In connection with the agreement, the Company issued warrants to purchase 62,500 shares of common stock. The expense related to the warrants will be amortized over the term of the agreement. The Company recorded expense of $14,000 and $19,000 for the three and six months ended June 30, 2000, respectively.

Equity Transfer

In March 2000, the founders of the Company entered into a series of transactions whereby two employees and an outside legal counsel would receive the appreciation on the Company's common stock above $13.93 per share through the third day of trading after the initial public offering. Additionally, the two employees and outside legal counsel received stock options on the third day of trading after the initial public offering with an exercise price equal to $13.93 per share. There was no expense charge for the appreciation rights and stock options granted to the two employees. The fair value of the appreciation rights and stock options granted to the outside legal counsel was $2,029,000, and was recorded as expense during the six months ended June 30, 2000, as the grants related to past services.

Stock Issuance

As part of a settlement agreement entered into in 1997 with a former employee, the Company issued 100,000 shares of common stock to the former employee for consideration of $175,000. The founders each contributed half of the shares of common stock issued to the employee. The Company recorded as compensation expense during the three months ended March 31, 2000 $1,025,000 for the excess of the fair value of the common stock over the consideration received.

NOTE 6 - MERGER TRANSACTION

In January 2000, the Company signed a definitive merger agreement with Mjuice.com, Inc., a company involved in the development and distribution of the secure digital distribution of MP3-formatted music. The Company plans to issue 900,000 of its common shares in exchange for all of the outstanding equity of Mjuice.com, Inc. The acquisition is to be accounted for as a purchase, with substantially all of the purchase price being attributed to goodwill that will be amortized over a five-year period. The acquisition is expected to close during the third quarter of 2000.

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

OVERVIEW

     We are an online music company that connects artists directly with their fans worldwide. We provide music entertainment through our ARTISTdirect Network, an integrated network of Web sites offering multi-media content, music news and information, community around shared music interests, and music-related commerce. As of June 30, 2000, ARTISTdirect featured 116 unique, artist-owned ARTISTchannels, and had signed agreements to launch channels with an additional 11 artists. The ARTISTdirect Network also features the UBL, a music search engine on the Web, iMusic, a popular online community where fans exchange music interests and commentary, DOWNLOADSdirect, a feature that allows users to download music and upload music and other information to the ARTISTdirect Network, ARTISTtv, providing music-oriented video programming, and the Superstore, offering a broad selection of music CD's and merchandise. We also operate a music talent agency, the ARTISTdirect Agency, and prior to June 30, 2000, managed a traditional record label, Kneeling Elephant Records.

     ARTISTdirect was organized as a California limited liability company in August 1996 and conducted operations through a group of affiliated limited liability companies. From inception through December 1996, our primary activities consisted of developing our business model, recruiting and training employees and developing our infrastructure. During 1997, our operations consisted primarily of the ARTISTdirect Agency and the Kneeling Elephant Records label. In July 1997, we formed a joint venture to own a controlling interest in UBL, LLC.

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

     ARTISTdirect has incurred cumulative net losses of $89.8 million from inception to June 30, 2000 of which approximately $41.8 million represented stock-based compensation expense. We expect our net losses to increase and to continue for the foreseeable future. We plan to expend significant resources developing our ARTISTdirect Network, building our brands, increasing our traffic, expanding our operations, enhancing and acquiring content, and improving our technology infrastructure. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as electronic commerce. See "Factors That May Affect Future Results" for a more complete description of the many risks we face. Our business is evolving rapidly, and therefore we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of future performance.

     On October 6, 1999, ARTISTdirect, LLC merged into ARTISTdirect, Inc. Before that time, we operated as a group of limited liability companies and did not incur federal and state income taxes, other than iMusic, which is a Washington corporation that we acquired in February 1999. Federal and state income taxes attributable to losses during such periods were incurred and paid directly by the members. Any tax benefit attributable to losses generated before our conversion will not be available to us. As a Delaware corporation, we are fully subject to federal and state income taxation for periods subsequent to October 6, 1999.

REVENUE

     We generate revenue from the ARTISTdirect Network, the ARTISTdirect Agency, and, prior to June 30, 2000, also generated revenue from Kneeling Elephant Records. Substantially all of our revenue is generated in cash. Less than 1% of our revenue for the three and six months ended June 30, 2000 and the year ended December 31, 1999 was barter revenue.

     Revenue from the ARTISTdirect Network, including the ARTISTchannels, the UBL, iMusic, DOWNLOADSdirect, ARTISTtv, and the ARTISTdirect Superstore, consists primarily of online product sales and advertising revenue as described below:

     o Revenue from online product sales includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through our ARTISTchannels and the ARTISTdirect Superstore. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our online product sales in December have, on average, been higher than in other months. We believe that this trend may continue for the foreseeable future. For the three and six months ended June 30, 2000 and the year ended December 31, 1999, online product sales revenue constituted approximately 46%, 46% and 51%, respectively, of our total net revenue for those periods.

     o Advertising revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to three months. Banner advertising revenue is recognized ratably over the period in which the advertising is displayed, provided no significant obligations remain and collection of the receivable is probable. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. For the three and six months ended June 30, 2000 and the year ended December 31, 1999, advertising revenue constituted approximately 35%, 37% and 28%, respectively, of our total net revenue for those periods.

     Revenue from the ARTISTdirect Agency consists primarily of commissions generated on tour and event bookings of artists represented by the agency. Agency commission revenue is recognized at the time the artist gets paid. Agency commission revenue fluctuates depending on touring schedules of major artists represented by the agency. Touring schedules are subject to seasonality, with summer typically being a more active period. For the three and six months ended June 30, 2000 and the year ended December 31, 1999, commission revenue constituted approximately 17%, 15% and 13%, respectively, of our total net revenue for those periods.

     Prior to June 30, 2000, revenue from Kneeling Elephant Records was generated from overhead advances and from royalties earned on albums sold by artists signed to the label. We recognized royalties at the time the releases were shipped to the retailer. Reserves were established for possible returns.

     During the three and six months ended June 30, 2000, Pringles, a division of Procter & Gamble, accounted for 19% and 10%, respectively, of the Company's advertising revenue. No other single advertiser represented more than 10% of the Company's advertising revenue in the three or six months ended June 30, 2000.

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

     In connection with the amortization of vendor warrants and ARTISTchannel stock options granted through June 30, 2000, we recorded non-cash compensation expense of approximately $1.7 million and $4.5 million for the three and six months ended June 30, 2000, respectively, and approximately $1.8 million for the year ended December 31, 1999. We expect to grant additional equity instruments in the future related to ARTISTchannels. Due to these equity grants, we expect to record substantial non-cash compensation expense into the foreseeable future.

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

     Amortization of Stock-based Compensation. We recorded a total of $35.6 million of stock-based compensation expense for the period from inception through June 30, 2000 in connection with equity granted to employees, directors, professional firms, artists and advisors during this period. We recorded amortization of stock-based compensation expense of $1.8 million and $1.4 million during the three and six months ended June 30, 2000, respectively, and approximately $30.3 million during the year ended December 31, 1999. We anticipate granting additional equity securities in the future to employees, directors and artists.

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

INTEREST INCOME AND EXPENSE

     Interest income consists of earnings on our cash and cash equivalents and short-term investments, and interest expense consists of interest associated with short-term borrowings.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NET REVENUE

     Net revenue increased to $5.6 million for the three months ended June 30, 2000 from $2.0 million for the three months ended June 30, 1999, which represented an increase of 182%. Net revenue for the six months ended June 30, 2000 increased to $10.1 million from $3.7 million for the six months ended June 30, 1999, which represented an increase of 174%. The increases were primarily due to increases in online product sales revenues, advertising revenue and agency commission revenue. Online product sales revenue for the three months ended June 30, 2000, increased 124% to $2.6 million from $1.2 million for the three months ended June 30, 1999, primarily as a result of an increase in the number of ARTISTchannels that were operated. Online product sales revenue for the six months ended June 30, 2000, increased 112% to $4.6 million from $2.2 million for the six months ended June 30, 1999, primarily as a result of an increase in the number of ARTISTchannels that were operated. Advertising and other revenue increased $1.5 million, or 288%, to $2.0 million for the three months ended June 30, 2000 from $500,000 for the three months ended June 30, 1999, primarily as a result of increased page views generated by our Web sites plus a significant increase in sales of non-impression based sponsorships. Advertising and other revenue increased $2.9 million, or 324%, to $3.8 million for the six months ended June 30, 2000 from $900,000 for the six months ended June 30, 1999, primarily as a result of increased page views generated by our Web sites plus a significant increase in the number of advertisers primarily in sales of non-impression based sponsorships. Commission revenue from the ARTISTdirect Agency increased from $160,000 for the three months ended June 30, 1999 to $930,000 for the three months ended June 30, 2000, which represented an increase of 476%, due primarily to increased touring activity of the agency's artists. Commission revenue from the ARTISTdirect Agency increased from $290,000 for the six months ended June 30, 1999 to $1.5 million for the six months ended June 30, 2000, which represented an increase of 406%, due primarily to increased touring activity of the agency's artists.

COST OF REVENUE

     Direct cost of product revenue. Direct cost of product revenue increased to $2.3 million for the three months ended March 31, 2000 from $1.0 for the three months ended June 30, 1999, which represented an increase of 121%. This $1.3 million increase corresponded with the increase in online product sales revenue and was primarily attributable to a related increase in product and royalty costs payable to our vendors and artists and an increase in transaction costs. Direct cost of product revenue increased to $4.2 million for the six months ended June 30, 2000 from $1.9 for the six months ended June 30, 1999, which represented an increase of 117%. This $2.3 million increase corresponded with the increase in online product sales revenue and was primarily attributable to a related increase in product and royalty costs payable to our vendors and artists and an increase in transaction costs.

     Other cost of revenue. Other cost of revenue increased to $2.1 million for the three months ended June 30, 2000 from $500,000 for the three months ended June 30, 1999, which represented an increase of 310%. This $1.6 million increase was primarily due to increases in Web site hosting and maintenance costs as well as higher payroll and related costs. Other cost of revenue increased to $3.8 million for the six months ended June 30, 2000 from $900,000 for the six months ended June 30, 1999, which represented an increase of 312%. This $2.9 million increase was primarily due to increases in Web site hosting and maintenance costs.

     Stock-based compensation. For the three months ended June 30, 2000 we recorded non-cash stock-based compensation charges of $1.7 million compared to $51,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000 we recorded non-cash stock-based compensation charges of $4.5 million compared to $51,000 for the six months ended June 30, 1999. The stock-based compensation expense relates primarily to the amortization of the estimated value of the options, using the Black-Scholes method, given to artists in connection with the operation of their stores and is amortized over the life of the associated contract periods. Our overall gross profit margin decreased to -9% in the second quarter of 2000 from 17% in the second quarter of 1999 primarily due to the non-cash stock-based compensation expenses recognized in 2000. Gross profit excluding stock-based compensation was 21% and 19% for the second quarter of 2000 and 1999, respectively.

OPERATING EXPENSE

     Product Development. Product development expense increased to $679,000 for the three months ended June 30, 2000 from $440,000 for the three months ended June 30, 1999, which represented an increase of 54%. This increase was primarily attributable to increased fees paid to third party service vendors relating to the continued development of our Network Web site as well as an increase in the development costs of music content and programming. Product development expense increased to $1.5 million for the six months ended June 30, 2000 from $600,000 for the six months ended June 30, 1999, which represented an increase of 136%. This increase was primarily attributable to increased fees paid to third party service vendors relating to the continued development of our Web site as well as an increase in the development costs of programming.

     Sales and Marketing. Sales and marketing expense increased to $6.6 million for the three months ended June 30, 2000 from $1.8 million for the three months ended June 30, 1999, which represented an increase of 275%. The increase was primarily attributable to a significant increase in our online advertising expenditures as well as increased offline advertising and market research. In addition, personnel and related expenses increased as we added headcount to support our growth. Sales and marketing expense increased to $11.8 million for the six months ended June 30, 2000 from $2.5 million for the six months ended June 30, 1999, which represented an increase of 365%. The increase was primarily attributable to a significant increase in our online advertising expenditures as well as increased offline advertising. We expect sales and marketing expenses to continue to increase in future periods as we continue to build our brand and consumer awareness.

     General and Administrative. General and administrative expense increased to $4.5 million for the three months ended June 30, 2000 from $1.9 million for the three months ended June 30, 1999, which represented an increase of 132%. This increase was primarily attributable to increases in personnel and related expenses and outside professional services expenses. General and administrative expense increased to $8.1 million for the six months ended June 30, 2000 from $3.2 million for the six months ended June 30, 1999, which represented an increase of 149%. This increase was primarily attributable to increases in personnel and related expenses, facilities and outside professional services expenses. We expect general and administrative expense to increase as we expand our staff to support our growth strategy and incur the higher costs of operating as a public company.

     Amortization of Stock-based Compensation. We recorded stock-based compensation expense of $1.8 million for the three months ended June 30, 2000 in connection with stock issuances to employees, directors, professional firms, artists and advisors for promotional services. Stock-based compensation for the comparable period in 1999 was $1.1 million, primarily in connection with stock issuances to employees, directors and professional firms, which represented a increase of 58%. We recorded stock-based compensation expense of $1.4 million for the six months ended June 30, 2000 in connection with stock issuances to employees, directors, professional firms, artists and advisors for promotional services. Stock-based compensation for the comparable period in 1999 was $1.9 million, primarily in connection with stock issuances to employees, directors and professional firms, which represented a decrease of 27%. The expense during the period reflected a credit to stock-based compensation granted to certain executives of the Company as a result of a reduction in the valuation of the Company's underlying common stock as compared with December 31, 1999. This credit was offset by the amortization during the period of stock-based compensation expense related to options granted to employees, artists and advisors.

     Depreciation and Amortization. Depreciation and amortization expense increased to $1.5 million for the three months ended June 30, 2000 from approximately $600,000 for the three months ended June 30, 1999. This increase was primarily attributable to the amortization of the goodwill associated with the acquisition of iMusic and the minority interest in the UBL as well as an increase in depreciation of fixed assets and amortization of leasehold improvements. Depreciation and amortization expense increased to $2.6 million for the six months ended June 30, 2000 from approximately $700,000 for the six months ended June 30, 1999. This increase was primarily attributable to the amortization of the goodwill associated with the acquisition of iMusic and the minority interest in the UBL as well as an increase in depreciation of fixed assets and amortization of leasehold improvements.

INTEREST INCOME AND EXPENSE

     Interest income increased to $1.5 million for the three months ended June 30, 2000 from $65,000 for the three months ended June 30, 1999, and from $2.5 million for the six months ended June 30, 2000 from $80,000 for the six months ended June 30, 1999. The increases are due to interest earned on cash balances resulting from the proceeds we received from our initial public offering ("IPO") in March 2000 and the Series C redeemable preferred shares issued in December 1999 and January 2000.

NET LOSS

     Net loss increased to $14.0 million for the three months ended June 30, 2000, compared to $5.5 million for the three months ended June 30, 1999, which represented an increase of 156%. The increase in the net loss is primarily attributable to a $4.8 million increase in sales and marketing expense, a $2.6 million increase in general and administrative expense, a $600,000 increase in the amortization of stock-based compensation, and an $800,000 increase in depreciation and amortization expense, partially offset by a $1.4 million increase in interest income. Net loss increased to $25.2 million for the six months ended June 30, 2000, compared to $8.2 million for the six months ended June 30, 1999, which represented an increase of 208%. The increase in the net loss is primarily attributable to a $3.1 million decrease in gross profit due to stock-based compensation related to artist store agreements, a $9.3 million increase in sales and marketing expense, a $4.8 million increase in general and administrative expense, and a $1.9 million increase in depreciation and amortization expense, partially offset by a $2.5 million increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2000, we completed our IPO and raised net proceeds of approximately $52.6 million through the sale of 5,000,000 common shares. In addition, we raised an aggregate of $97.5 million of gross proceeds through the sale of 7,000,291 shares of Series C preferred stock in December 1999 and January 2000. In May 1999, we issued 3,750,0000 shares of Series B preferred securities in exchange for an aggregate purchase price of $15.0 million. Between July 1998 and December 1998, we issued 3,207,815 shares of Series A preferred securities in exchange for an aggregate purchase price of $4.9 million. Prior to July 1998, we financed our operations and growth entirely from internally generated cash flow and capital contributions from founders. As of June 30, 2000, we had $62.1 million of cash and cash equivalents, excluding cash held for clients, and held $44.1 million in short-term investments.

     Net cash used in operating activities was $20.5 million for the six months ended June 30, 2000, and $5.0 million for the six months ended June 30, 1999. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items such as stock-based compensation and depreciation and amortization in 2000.

     Net cash used in investing activities was $50.3 million for the six months ended June 30, 2000, and $700,000 for the six months ended June 30, 1999. Net cash used in investing activities for each of these periods consisted of purchases of fixed assets of $6.1 million, primarily computer equipment to support the ARTISTdirect Network and leasehold improvements to our corporate offices, and the purchase of short-term investments of $44.1 million in 2000.

     Net cash provided by financing activities was $63.9 million for the six months ended June 30, 2000 and $14.9 million for the six months ended June 30, 1999. Net cash provided by financing activities for the six months ended June 30, 2000 was principally attributable to the proceeds of our initial public offering in March 2000 in which we raised approximately $52.6 million, net of underwriters' discounts and expenses, and $10.5 million raised from the sale of Series C preferred stock in January 2000, net of offering costs.

     As of June 30, 2000 our principal commitments consisted of obligations outstanding under operating leases and employment contracts. We will need to spend significant amounts for sales and marketing, advertising and promoting our brands, content development and technology and infrastructure development. We will need to expend funds to add personnel in all areas.

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

     YEAR 2000

     To date we have not experienced any known material Year 2000 problems in our products, our internal systems or facilities, or the products, systems and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. We did not incur material costs to identify and address specific Year 2000 compliance issues. We could however incur additional costs in addressing any residual Year 2000 issues, which could have a material and adverse effect on our business.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE LOSSES AND NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE.

     To date, we have not been profitable on an annual basis and have incurred accumulated losses of approximately $89.8 million as of June 30, 2000. For the three months ended June 30, 2000 and the year ended December 31, 1999, we incurred net losses of approximately $14.0 million and $57.8 million, respectively, which represented approximately 250% and 560%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for the foreseeable future. We anticipate that our operating losses will increase significantly from current levels because we plan to significantly increase our expenditures for sales and marketing, content development, and technology and infrastructure development to enhance the ARTISTdirect Network. With increased expenses, we will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will be unable to continue our operations.

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

     We rely to a large extent on timely distribution by third parties. We currently rely substantially on one vendor, Alliance Entertainment, to fulfill and distribute our orders for music and related merchandise. During the three months ended June 30, 2000, and the year ended December 31, 1999, virtually all of our orders for music and related merchandise were fulfilled by Alliance. In July 1997, Alliance filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. Alliance has since emerged from Chapter 11 and is under new ownership. Our agreement with Alliance covers fulfillment services for sales under the ARTISTdirect Superstore, but does not cover fulfillment services for our ARTISTchannels. Although Alliance has been fulfilling orders for music and related merchandise from the ARTISTchannels on the same terms as orders from the ARTISTdirect Superstore, Alliance may terminate the ARTISTchannel arrangement at any time.

     We purchase almost all of our compact discs from Alliance and a substantial majority of our other music-related merchandise from two other vendors, Giant Merchandising and Winterland Concessions Company. During the three months ended June 30, 2000, and year ended December 31, 1999, we purchased approximately 90% and 96%, respectively, of the dollar volume of our compact discs from Alliance, and we obtained approximately 38% and 27%, respectively, of the dollar volume of our other music-related merchandise from Giant Merchandising and approximately 12% and 17%, respectively, from Winterland Concessions. Our business could be significantly disrupted if Alliance, Giant or Winterland were to terminate or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Giant or Winterland are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms in a timely manner, or at all.

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

IF WE ARE UNABLE TO SUCCESSFULLY MIGRATE OUR E-COMMERCE SYSTEM, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

     Our current e-commerce system is based on SAP software provided to us by Pandesic, LLC, a joint venture between Intel and SAP. Pandesic recently announced that it is winding down its business, and while it is not accepting new business, it intends to support existing customers in their transition to a new enterprise resource planning system. Pandesic and SAP have expressed an intent to work with current customers, including us, to attempt a migration to mySAP.com or another SAP-developed solution. Upon Pandesic's cessation of operations, we also have the right to receive the source code and executables for the e-commerce system that had been provided by Pandesic. If we fail to successfully transition from Pandesic's services to a new e-commerce system and integrate this system with our existing systems, or if we are not able to expand a future system to accommodate our growth, we may not have adequate, accurate or timely e-commerce transaction information. Our failure to have adequate, accurate or timely e-commerce transaction information would harm our business, which could have a material adverse effect on our results of operations.

WE MAY BE SUBJECT TO SYSTEM DISRUPTIONS, WHICH COULD REDUCE OUR REVENUE.

     Our ability to attract and retain artists, users, advertisers and merchants depends on the performance, reliability and availability of our Web sites and network infrastructure. The maintenance and operation of substantially all of our Internet communications hardware and servers have been outsourced to the facilities of AT&T CerfNet, Digex, American Digital Network and Level (3) Communications. We have periodically experienced service interruptions caused by temporary problems in our own systems or software or in the systems or software of these third parties. While we are implementing procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time.

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

     As a result, we intend to make a rescission offer to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to California securities law. In the rescission offer, we will offer to repurchase from these persons all shares issued directly to these persons or pursuant to option exercises by these persons before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for the shares, plus interest at the rate of 10% from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement. Based upon the number of options exercised through June 30, 2000, and assuming that all such issued shares are tendered in the rescission offer, the out-of-pocket cost to us would be approximately $3.0 million, plus interest.

     In addition, we will also offer to repurchase all unexercised options to these persons at 20% of the option exercise price times the number of option shares, plus interest at the rate of 10% from the date the options were granted. Based on the number of options outstanding as of June 30, 2000, and assuming that none of these options are exercised prior to the end of the rescission offer, and, further, that all such options are tendered in the rescission offer, the cost to us in repurchasing such options would be approximately $8.0 million, plus interest.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) SALES OF UNREGISTERED SECURITIES. During the three months ended June 30, 2000, there was no exercise of options to purchase shares of Common Stock that had been granted under the 1999 Employee Stock Option Plan, the 1999 Artist Stock Option Plan and/or the 1999 Artist and Artist Advisor Stock Option Plan. The Company issued options to purchase 821,000 shares of its Common Stock at a weighted average exercise price of $4.00 per share during this period.

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

         SEC registration fee                          $  23,978
         NASD filing fee                                   9,125
         Nasdaq National Market listing fee              117,188
         Blue Sky fees and expenses                           --
         Printing and engraving expenses                 741,000
         Legal fees and expenses                       1,300,000
         Accounting fees and expenses                    750,000
         Transfer Agent fees                              20,000
         Miscellaneous                                  2,38,709
                                                      ----------
         Total                                        $3,200,000
                                                      ==========

         After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $52.6 million. As of June 30, 2000, the Company had not used any of the net proceeds from the Offering and had used its existing cash balances to fund the general operations of the Company. The Company intends to use the proceeds for general corporate purposes as described in the prospectus for the Offering. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

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

                                  ARTISTDIRECT, INC.
                                  (Registrant)


                                  By:  /s/ James B. Carroll
                                       -----------------------------------------
                                           James B.  Carroll
                                           Executive Vice President,
                                           Chief Financial Officer and Secretary


Dated:  August 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------

  27                  Financial Data Schedule