Form 10-Q
period 2000-09-30
ARTISTDIRECT INC
filed 2000-11-14
CIK 1095079

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-Q

(MARK ONE)
  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000

                                         OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD       FROM TO
                                                         ------        ------
                        COMMISSION FILE NUMBER 000-30063

                               ARTISTDIRECT, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  95-4644384
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

    5670 WILSHIRE BOULEVARD, SUITE 200                        90036
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

Number of shares of Common Stock outstanding as of September 30, 2000:
37,728,502 shares.

                                      INDEX

PART I FINANCIAL INFORMATION                                                    Page
----------------------------                                                    ----
ITEM 1.   BALANCE SHEETS AT SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER
          31, 1999 .......................................................         1
          STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
          SEPTEMBER 30, 2000 (UNAUDITED) AND 1999 (UNAUDITED).............         2
          STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER
          30, 2000 (UNAUDITED) AND 1999 (UNAUDITED).......................         3
          NOTES TO FINANCIAL STATEMENTS...................................      4-11

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................     12-37

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....        38

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...............................................        39

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.......................        39

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.................................        40

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............        40

ITEM 5.   OTHER INFORMATION...............................................        40

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................        40

          A.  EXHIBITS....................................................        40

          B.  REPORTS ON FORM 8-K.........................................        40

SIGNATURES...............................................................         41


            In this Report, "ARTISTdirect," the "Company," "we," "us" and "our" collectively refer to ARTISTdirect, Inc.

PART I      FINANCIAL INFORMATION

                               ARTISTDIRECT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                                          2000             1999
                                                                                                       ---------         ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                                            $  53,465         $  69,119
   Cash held for clients                                                                                      210               770
   Short term investments                                                                                  43,765                --
   Accounts receivable, net                                                                                 2,455             1,001
   Prepaid expenses and other current assets                                                                5,898             6,795
                                                                                                        ---------         ---------
     Total current assets                                                                                 105,793            77,685
Property and equipment, net                                                                                 8,785             3,343
Goodwill and intangibles, net                                                                              16,026            13,415
Other assets, net                                                                                           2,425             4,157
                                                                                                        ---------         ---------
                                                                                                        $ 133,029         $  98,600
                                                                                                        =========         =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Cash held for clients                                                                                $     210         $     770
   Accounts payable                                                                                         1,656             3,709
   Accrued expenses                                                                                         7,404             4,698
   Notes payable                                                                                              172               741
   Deferred revenue                                                                                            18                37
                                                                                                        ---------         ---------
     Total current liabilities                                                                              9,460             9,955
Long term liabilities                                                                                       1,387               683
                                                                                                        ---------         ---------
     Total liabilities                                                                                     10,847            10,638
                                                                                                        ---------         ---------
Redeemable securities:
  Series A redeemable preferred stock, $.01 par value.  Authorized, issued and outstanding
  3,207,815 shares in 1999.  Liquidation preference and redemption value of $4,963 in 1999                     --             4,963
  Series B redeemable preferred stock, $.01 par value.  Authorized, issued and outstanding
  3,750,000 shares in 1999.  Liquidation preference and redemption value of $15,350 in 1999                    --            15,350
  Series C redeemable preferred stock, $.01 par value.  Authorized 8,550,000; issued and outstanding 5,905,374 shares in 1999.  Liquidation preference and redemption value of $82,250
  in 1999                                                                                                      --            82,188
  Redeemable common securities, $.01 par value.  Authorized 10,800,000 shares. Liquidation
  preference and redemption value of $10,242 and $9,206 in 2000 and 1999, respectively                     10,242             9,206
                                                                                                        ---------         ---------
     Total redeemable securities                                                                           10,242           111,707
                                                                                                        ---------         ---------
Stockholders' equity (deficit):
  Common stock, $.01 par value.  Authorized 150,000,000 and 50,000,000 shares in 2000 and 1999, respectively; issued and outstanding 37,728,502 and 14,088,674 shares
  in 2000 and 1999, respectively                                                                              378               141
   Additional paid-in-capital
                                                                                                          204,339            36,688
   Unearned compensation                                                                                  (26,914)          (36,976)
   Accumulated deficit                                                                                    (65,863)          (23,598)
                                                                                                        ---------         ---------
     Total stockholders' equity (deficit)                                                                 111,940           (23,745)
                                                                                                        ---------         ---------
                                                                                                        $ 133,029         $  98,600
                                                                                                        =========         =========


   The accompanying notes are an integral part of these financial statements.

                               ARTISTDIRECT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                         THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------       -------------------------------
                                                             2000               1999               2000               1999
                                                         ------------       ------------       ------------       ------------
Net revenue:
   Online product sales                                  $      3,265       $      1,331       $      7,874       $      3,501
   Advertising and other                                        1,246                777              5,016              1,666
   Agency commissions                                           1,051                371              2,523                662
   Record label                                                    --                273                244                605
                                                         ------------       ------------       ------------       ------------
     Total net revenue                                          5,562              2,752             15,657              6,434
Cost of revenue:
   Direct cost of product sales                                 2,813              1,165              7,051              3,114
   Other cost of revenue                                        2,405              1,212              6,167              2,161
   Stock-based compensation                                     1,678                330              6,150                381
                                                         ------------       ------------       ------------       ------------
     Total cost of revenue                                      6,896              2,707             19,368              5,656
     Gross profit (loss)                                       (1,334)                45             (3,711)               778
Operating expenses:
   Product development                                          1,271                397              2,757              1,028
   Sales and marketing                                          7,749              2,901             19,542              5,438
   General and administrative                                   4,774              2,385             12,832              5,622
   Amortization of stock-based compensation                     1,725             19,625              3,116             21,542
   Depreciation and amortization                                1,684                841              4,315              1,554
                                                         ------------       ------------       ------------       ------------
     Loss from operations                                     (18,537)           (26,104)           (46,273)           (34,406)
   Income from equity investment                                   --                 --                 15                 33
   Interest income, net                                         1,462                 90              3,993                167
                                                         ------------       ------------       ------------       ------------
       Net loss                                          $    (17,075)      $    (26,014)      $    (42,265)      $    (34,206)
Dividends on redeemable securities                               (154)               523              1,302                952
Beneficial conversion feature on redeemable
   preferred stock                                                 --                 --             24,375                 --
                                                         ------------       ------------       ------------       ------------

Net loss attributable to common shareholders             $    (16,621)      $    (26,537)      $    (67,942)      $    (35,158)
                                                         ============       ============       ============       ============
Basic and diluted loss per share                         $      (0.45)               N/A       $      (2.29)               N/A
                                                         ============       ============       ============       ============
   Weighted average common shares outstanding              37,355,556                N/A         29,665,415                N/A
                                                         ============       ============       ============       ============
Pro forma loss per share                                 $      (0.45)      $      (1.26)      $      (1.95)      $      (1.83)
                                                         ============       ============       ============       ============
Pro forma weighted average common shares
   outstanding                                             37,355,556         20,745,745         34,263,920         18,665,230
                                                         ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                               ARTISTDIRECT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                       ---------------------------
                                                                                         2000               1999
                                                                                       --------           --------
Cash flows from operating activities:
   Net loss                                                                            $(42,265)          $(34,206)
  Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                                        4,315              1,554
     Income from equity investment                                                          (15)               (33)
     Allowance for doubtful accounts and sales returns                                      478                 51
     Amortization of unearned compensation                                                9,266             21,923
     Changes in assets and liabilities:
     Accounts receivable                                                                 (1,932)              (878)
     Prepaid expenses and other current assets                                              958             (1,096)
     Other assets                                                                         1,997             (1,339)
     Accounts payable, accrued expenses and other liabilities                               436              3,936
     Deferred revenue                                                                       (35)               118
                                                                                       --------           --------
      Net cash used in operating activities                                             (26,797)            (9,970)
                                                                                       --------           --------
Cash flows from investing activities:
   Purchases of property and equipment                                                   (6,378)            (2,287)
   Purchase of short term investments, net of maturities                                (43,765)                --
   Investments in trademarks                                                               (120)               (37)
   Investment in joint venture                                                             (250)               (30)
   Distribution of earnings from equity investment                                           --                 33
   Cash paid for acquisitions                                                            (2,015)              (237)
                                                                                       --------           --------
      Net cash used in investing activities                                             (52,528)            (2,558)
                                                                                       --------           --------
Cash flows from financing activities:
   Payment of preferred dividend                                                             --                (96)
   Payment of notes to shareholders                                                        (741)                --
   Payment of Series C redeemable preferred stock offering costs                         (4,800)                --
   Proceeds from exercise of stock options                                                1,553                 --
   Proceeds from issuance of preferred securities                                        15,224             15,000
   Proceeds from initial public offering, net of offering costs paid                     52,435                 --
                                                                                       --------           --------
      Net cash provided by financing activities                                          63,671             14,904
                                                                                       --------           --------
      Net (decrease) increase in cash and cash equivalents
                                                                                        (15,654)             2,376
Cash and cash equivalents at beginning of period                                         69,119              1,940
                                                                                       --------           --------

Cash and cash equivalents at end of period                                             $ 53,465           $  4,316
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

NOTE 2 - INITIAL PUBLIC OFFERING

On March 31, 2000, the Company completed an initial public offering ("IPO") of 5,000,000 shares of its common stock at a price of $12.00 per share. The net proceeds to the Company, after deducting underwriting discounts and commissions, and offering expenses, were approximately $52.4 million.

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

NOTE 3 - ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated for all periods presented. Due to the full funding of losses by the Company and its members, none of the losses generated by UBL during the periods presented have been allocated to the minority holders.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2000 and results of its operations and cash flows for the three and nine months ended September 30, 1999 and 2000. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the expected results for the full year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's documents filed with the Securities and Exchange Commission ("SEC") including its Registration Statements on Form S-1, and all amendments thereto.

Revenue Recognition

Online product sales, which consist primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, include shipping fees and are recognized when the products are shipped. The Company obtains merchandise from merchandisers and manufacturers and music from a third-party distributor, contracts for warehousing and fulfillment, processes customer orders and provides customer service. The Company takes title to all products sold and bears the risk of loss for collections and nondelivery subject to any recourse against the shipper. Online product sales are subject to amounts due to the respective artists based on their contracts, and such expense is recorded as part of the direct cost of product sales.

The Company generates revenue from the sale of online advertisements and sponsorships, both online and offline, under short-term contracts. To date, the duration of the Company's advertising and sponsorship commitments has generally averaged from one to three months. The Company's obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by the users of the Company's online properties. Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is probable. The Company records a reserve for contracts in which the guarantee of a minimum number of impressions are not expected to be met. There were no such instances as of September 30, 2000. Revenue generated from sponsorships is recognized ratably over the terms of the sponsorship agreements.

The Company entered into several contracts with advertisers whereby the parties exchanged online and offline advertising. This revenue was recognized as trade and barter. Trade and barter is valued based upon similar cash transactions which have been entered into within six months of the respective trade and barter agreement. Trade and barter revenue was $167,000 and $234,000 for the three and nine months ended September 30, 2000, respectively. Trade and barter revenue was $38,000 and $61,000 for the three and nine months ended September 30, 1999, respectively.

Agency commission revenue is recognized in accordance with the terms of the representation agreements between the Company and its clients. Revenue is generally recorded upon payment for the performance of services or delivery of materials created by the artists represented.

Cost of Revenue

Direct cost of product sales consists of amounts payable to artists, which includes the cost of merchandise sold and share of net proceeds, and online commerce transaction costs, including credit card fees, fulfillment charges and shipping costs. Other cost of revenue consists primarily of Web site hosting and maintenance costs, online content programming costs, online advertising serving costs, record royalties payable to artists and payroll and related expenses for staff involved in Web site maintenance, content programming and the ARTISTdirect talent agency. Stock-based compensation expense relates to non-cash charges in connection with warrants issued to vendors and options issued to artists and their advisors for the right to operate their stores. Amounts payable to artists and transaction costs are recognized upon shipment. Web site-related costs are recognized immediately when incurred. Payroll and related expenses are recognized over the period benefited. Non-cash stock-based compensation charges are recognized over the period of the related agreements.

Loss per Common Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share", and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options, and the like) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

Included in net loss attributable to common shareholders is the effect of the beneficial conversion feature of the Series C redeemable preferred stock that converted into common shares as of March 31, 2000 in connection with our initial public offering. The value of the beneficial conversion feature was calculated based on the $2.40 per share difference between the initial public offering price of $12.00 and the effective conversion price of $9.60 multiplied by the 10,156,252 shares of common stock issued to the Series C shareholders.

Pro Forma Net Loss per Share

The pro forma loss per share for the three and nine months ended September 30, 2000 and 1999 is computed using the weighted average number of common shares outstanding giving effect to the conversion to a C corporation, the elimination of the dividends on the redeemable preferred securities (except for the interest accrual on a currently contemplated rescission offer) and the automatic conversion of the redeemable preferred securities into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such events occurred at the beginning of the periods presented, or at original issuance date, if later. The calculation of the pro forma net loss per share includes the effect of the beneficial conversion feature assuming the Series C preferred stock converted at the initial public offering date at $9.60 per share pursuant to the original terms of the Series C preferred stock.

The pro forma loss for the nine months ended September 30, 2000 and 1999 is calculated as follows:


                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                -------------------------
                                                                                  2000             1999
                                                                                --------         --------
                                                                                     (in thousands)
Net loss attributable to common shareholders                                    $(68,016)        $(35,120)
Addback: Accrued dividends on Series A & B redeemable preferred stock                963              914
                                                                                --------         --------
 Pro forma loss                                                                 $(67,053)        $(34,206)
                                                                                ========         ========

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

NOTE 4 - SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENT OF CASH FLOWS

Significant non-cash investing and financing activities are reflected in the following table:

                                                               Nine Months Ended
                                                               September 30,
                                                        ----------------------------
                                                         2000                1999
                                                        -------             --------
                                                               (in thousands)
Cash paid for acquisitions:
   Fair value of net assets acquired                    $ 5,025             $  2,463
   Net liabilities assumed                                 (203)                (185)
   Common stock issued                                   (2,807)              (2,168)
                                                        -------             --------
     Cash paid for acquisitions                         $ 2,015             $    110
                                                        =======             ========


Issuance of common securities for minority
interest in affiliated companies
   Issuance of common securities                        $    --             $ 13,922
   Acquisitions costs - cash paid                            --                  127
   Net assets acquired                                       --                 (938)
                                                        -------             --------
     Goodwill                                           $    --             $ 13,111
                                                        =======             ========

Accrual of dividends on redeemable preferred
    securities                                          $ 1,302             $    952
                                                        =======             ========


NOTE 5 - RESCISSION OFFER

Included in Redeemable Common Securities are amounts related to options and securities subject to a potential rescission offer. As disclosed in the Company's S-1 Registration Statement that was filed with the SEC on July 18, 2000, as subsequently amended, the Company has issued shares or options to purchase shares to employees, artists and advisors. The issuance of certain of these shares or options did not fully comply with certain requirements under the Securities Act, or available exemptions thereunder, and as a result the Company intends to make a rescission offer to all these persons pursuant to a registration statement to be filed under the Securities Act and pursuant to California securities law.

In the rescission offer, the Company will offer to repurchase from these persons all shares issued directly to such persons or pursuant to option exercises by such persons before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for the shares, plus interest at the rate of 7% from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement. Based upon the number of options exercised through September 30, 2000, the out-of-pocket cost to the Company would be approximately $2.2 million, plus interest.

In addition, the Company will also offer to repurchase all unexercised options to these persons at 20% of the option exercise price times the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based on the number of options outstanding as of September 30, 2000, and assuming that none of these options are exercised prior to the end of the rescission offer, the out-of-pocket cost to the Company in repurchasing such options would be approximately $7.4 million, plus interest.

NOTE 6 - STOCK-BASED COMPENSATION

Stock Options

The Employee Stock Option Plan has reserved 6,500,000 shares of common stock for issuance to employees, non-employee members of the Board of Directors and consultants. Compensation expense related to such option grants for the three and nine months ended September 30, 2000 was $1.0 million and $3.5 million, respectively. There was no compensation expense for the three and nine months ended September 30, 1999.

The Artist Stock Option Plan and the Artist and Artist Advisor Stock Option Plan have reserved 4,000,000 and 1,850,000 shares, respectively, of common stock for issuance to artists and their advisors for the ARTIST channels and promotional services. Compensation expense for the three and nine months ended September 30, 2000 related to such option grants was $2.3 million and $8.1 million, respectively, of which $1.6 million and $6.0 million, respectively, was included in cost of revenue and $700,000 and $2.1 million, respectively, was included in operating expenses. Compensation expense was $4.8 million and $5.0 million for the three and nine months ended September 30, 1999, respectively, of which $264,000 and $279,000, respectively, was included in cost of revenue and $4.5 million and $4.7 million, respectively, was included in operating costs.

In February 2000, the Company accelerated the vesting of 114,796 stock options granted to an executive of the Company. The resulting compensation expense of $964,000 was recorded during the three months ended March 31, 2000.

Common Unit Interests

During 1998, the Company issued common units, which were converted to common shares upon the conversion of the Company to a C corporation in October 1999, to certain executive employees and its outside legal counsel in connection with services rendered and to be rendered. The holders of these shares were entitled to receive the amount of appreciation per share through March 31, 2000 above the value on the date of grant. The fair value of the Company's common stock decreased from $11.48 as of December 31, 1999 to $7.63 as of March 31, 2000, which resulted in a decrease in the appreciation per share, and a credit to stock based compensation expense of $6.6 million for the three months ended March 31, 2000. The Company recorded expense of $14.2 million and $16.0 million for the three and nine months ended September 30, 1999, respectively.

Warrants

In May and June 1999, the Company issued warrants to purchase common stock to two vendors. The fair value of the warrants is being amortized as cost of revenues over the term of the related merchandising agreements. The Company recorded compensation expense reflected in cost of revenue of $65,000 and $196,000 for the three and nine months ended September 30, 2000, respectively. The Company recorded compensation expense reflected in cost of revenue of $65,000 and $102,000 for the three and nine months ended September 30, 1999, respectively.

In December 1999, the Company issued warrants to purchase 339,254 shares of common stock in connection with an advertising and promotion agreement. These warrants are being accounted for as variable warrants. Due to the decrease in fair value of the Company's common stock to $1.1875 as of September 30, 2000, the Company recorded a credit to stock based compensation of $56,000 for the three months ended September 30, 2000. The Company recorded compensation expense of $42,000 for the nine months ended September 30, 2000.

The Company entered into an agreement with a landlord for office space for a term of ten years. In connection with the agreement, the Company issued warrants to purchase 62,500 shares of common stock. The expense related to the warrants will be amortized over the term of the agreement. The Company recorded expense of $14,000 and $33,000 for the three and nine months ended September 30, 2000, respectively.

Equity Transfer

In March 2000, the founders of the Company entered into a series of transactions whereby two employees and an outside legal counsel would receive the appreciation on the Company's common stock above $13.93 per share through the third day of trading after the initial public offering. Additionally, the two employees and outside legal counsel received stock options on the third day of trading after the initial public offering with an exercise price equal to $13.93 per share. There was no expense charge for the appreciation rights and stock options granted to the two employees. The fair value of the appreciation rights and stock options granted to the outside legal counsel was $2,029,000, and was recorded as expense during the nine months ended September 30, 2000, as the grants related to past services.

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

NOTE 7 - MERGER TRANSACTION

In August 2000, ARTISTdirect acquired all of the outstanding capital stock of Mjuce.com, Inc., a company involved in the development and distribution of the secure digital distribution of MP3-formatted music. The Company issued 900,000 of its common shares and common share equivalents in exchange for all of the outstanding equity of Mjuice.com, Inc. The total purchase consideration for Mjuice.com was approximately $5.0 million, which includes cash paid of $2.0 million. The acquisition was accounted for as a purchase, with goodwill being amortized over a period of five years. Amortization expense was $169,000 for the three and nine months ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning general uncertainties related to amount spent on online advertising, ARTISTdirect's ability to attract new artists and retain existing artists, competition in its industry, including from Web sites offering free music, ability to enter into new strategic relationships and leverage existing strategic relationships, ability to increase revenue from online product sales, advertising and other revenue streams, and to generate revenue from digital distribution, ability to increase visits to ARTISTdirect's network of sites, ability to offer compelling content, ability to fulfill online music and merchandise orders in a timely manner, ability to build brand recognition, and ability to protect and/or obtain intellectual property rights. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Factors That May Affect Future Results" set forth in this Form 10-Q, our Form 10-Q filed on August 14, 2000 with the SEC and similar discussions in our registration statement on Form S-1 declared effective by the SEC on August 14, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

OVERVIEW

      We are an online music company that connects artists directly with their fans worldwide. We provide music entertainment through our ARTISTdirect Network, an integrated network of Web sites offering multi-media content, music news and information, community around shared music interests, and music-related commerce. As of September 30, 2000, ARTISTdirect featured 126 unique, artist-owned ARTISTchannels, and had signed agreements to launch channels with an additional 9 artists. The ARTISTdirect Network also features the UBL, a music search engine on the Web; iMusic, a popular online community where fans exchange music interests and commentary; DOWNLOADSdirect, a feature that allows users to download music and upload music and other information to the ARTISTdirect Network; ARTISTtv, providing music-oriented video programming; and the ARTISTdirect Superstore, an online store that offers a broad selection of music CD's and merchandise. We also operate a music talent agency, the

ARTISTdirect Agency, and prior to June 30, 2000, managed a traditional record label, Kneeling Elephant Records.

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

      In February 1999, we acquired all of the outstanding capital stock of iMusic, Inc. The purchase consideration for iMusic was approximately $2.5 million, including $110,000 in cash, redeemable common units in UBL valued at approximately $2.2 million and the assumption of approximately $180,000 in liabilities. The acquisition was accounted for as a purchase. The purchase price was largely allocated to goodwill, which is being amortized over five years.

      In May 1999, we engaged in an exchange transaction in which all membership interests in UBL, LLC that we did not own were exchanged for membership interests in ARTISTdirect, LLC. The value of the consideration given was approximately $13.9 million and the transaction was accounted for as a purchase. The purchase price was largely allocated to goodwill, which is being amortized over five years.

      In July 1999, we officially launched the ARTISTdirect Network, integrating the UBL and iMusic Web sites with our ARTISTchannels. Since 1997, our revenue mix has shifted from primarily agency commissions and record label revenue to electronic commerce revenue and online advertising, and we expect this trend to continue, particularly with respect to record label revenue, which we expect to continue to decrease as a percentage of our total revenue in the future.

      In August 2000, we acquired all of the outstanding capital stock of Mjuce.com, Inc. The total purchase consideration for Mjuice.com was approximately $5.0 million. The acquisition was accounted for as a purchase. The purchase price has been largely allocated to goodwill, which is being amortized over five years.

      We have incurred cumulative net losses of $106.9 million from inception to September 30, 2000, of which approximately $45.1 million represented stock-based compensation expense. We expect our net losses to increase and to continue for the foreseeable future. We plan to expend significant resources developing our ARTISTdirect Network, building our brands, increasing our traffic, expanding our operations, enhancing and acquiring content, and improving our technology infrastructure. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as electronic commerce. See "Factors That May Affect Future Results" for a more complete description of the many risks we face. Our business is evolving rapidly, and therefore we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of future performance.

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

REVENUE

      We generate revenue from the ARTISTdirect Network, the ARTISTdirect Agency, and, prior to June 30, 2000, also generated revenue from Kneeling Elephant Records. Substantially all of our revenue is generated in cash. Trade and barter revenue represented 3% and 2% of our revenue for the three and nine months ended September 30, 2000, respectively, and less than 1% for the year ended December 31, 1999.

      Revenue from the ARTISTdirect Network, including the ARTISTchannels, the UBL, iMusic, DOWNLOADSdirect, ARTISTtv, and the ARTISTdirect Superstore, consists primarily of online product sales and advertising revenue as described below:

      - Revenue from online product sales includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through our ARTISTchannels and the ARTISTdirect Superstore. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our online product sales in December have, on average, been higher than in other months. We believe that this trend may continue for the foreseeable future. For the three and nine months ended September 30, 2000 and the year ended December 31, 1999, online product sales revenue constituted approximately 59%, 50% and 51%, respectively, of our total net revenue for those periods.

      - Advertising revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to three months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is probable. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. For the three and nine months ended September 30, 2000 and the year ended December 31, 1999, advertising revenue constituted approximately 22%, 32% and 28%, respectively, of our total net revenue for those periods.

      Revenue from the ARTISTdirect Agency consists primarily of commissions generated on tour and event bookings of artists represented by the agency. Agency commission revenue is recognized at the time the artist gets paid. Agency commission revenue fluctuates depending on touring schedules of major artists represented by the agency. Touring schedules are subject to seasonality, with summer typically being a more active period. For the three and nine months ended September 30, 2000 and the year ended December 31, 1999, commission revenue constituted approximately 19%, 16% and 13%, respectively, of our total net revenue for those periods.

      Prior to June 30, 2000, revenue from Kneeling Elephant Records was generated from overhead advances and from royalties earned on albums sold by artists signed to the label. We recognized royalties at the time the releases were shipped to the retailer. Reserves were established for possible returns.

      During the three and nine months ended September 30, 2000, Pringles, a division of Procter & Gamble, accounted for 24% and 13%, respectively, and Universal Music Group accounted for 24% and 11%, respectively, of the Company's advertising revenue.

COST OF REVENUE

      Cost of revenue consists primarily of amounts payable to artists, which includes the cost of merchandise sold and share of net proceeds, online transaction costs, including credit card fees, fulfillment charges and shipping costs, Web site hosting and maintenance costs, online content and programming costs, online advertising serving costs, record royalties payable to artists, payroll and related expenses for staff involved in Web site maintenance, content programming and the ARTISTdirect Agency, and amortization of non-cash compensation expense related to vendor warrants and ARTISTchannel stock options granted to artists and their advisors in connection with opening their ARTISTchannels. Artist royalties are based on electronic commerce and advertising revenue generated from their ARTISTchannels. Web site maintenance costs include personnel-related costs, software consulting costs, Internet hosting charges, and networking costs.

      In connection with the amortization of vendor warrants and ARTISTchannel stock options granted through September 30, 2000, we recorded non-cash compensation expense of approximately $1.7 million and $6.2 million for the three and nine months ended September 30, 2000, respectively, and approximately $1.8 million for the year ended December 31, 1999. We expect to grant additional equity instruments in the future related to ARTISTchannels. Due to these equity grants, we expect to record substantial non-cash compensation expense into the foreseeable future.

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

      Amortization of Stock-based Compensation. We recorded a total of $37.2 million of stock-based compensation expense for the period from inception through September 30, 2000 in connection with equity granted to employees, directors, professional firms, artists and advisors during this period. We recorded amortization of stock-based compensation expense of $1.7 million and $3.1 million during the three and nine months ended September 30, 2000, respectively, and approximately $30.3 million during the year ended December 31, 1999. We anticipate granting additional equity securities in the future to employees, directors and artists. The Company is currently anticipating initiating the rescission offer (see note 5 to condensed financial statements) during the forth quarter of 2000. To the extent that employees holding options, subject to the rescission offer, accept the offer the Company will record compensation expense for such payments, which could be significant.

      Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of fixed assets and the amortization of acquired intangible assets. The acquisitions of iMusic, Mjuice and the minority interest of the UBL were accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair value on the acquisition dates. Substantially all of the purchase price of these transactions is attributable to the acquired intangible assets. As a result, the aggregate excess purchase price over the net tangible assets to date has been estimated to be $20.6 million and is being amortized over five years, the expected estimated average useful life of these assets. These non-cash charges will significantly affect our reported operating results over the next several years.

INTEREST INCOME AND EXPENSE

      Interest income consists of earnings on our cash and cash equivalents and short-term investments, and interest expense consists of interest associated with short-term borrowings.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET REVENUE

      Net revenue increased to $5.6 million for the three months ended September 30, 2000 from $2.8 million for the three months ended September 30, 1999, which represented an increase of 102%. Net revenue for the nine months ended September 30, 2000 increased to $15.7 million from $6.4 million for the nine months ended September 30, 1999, which represented an increase of 143%. The increases were primarily due to increases in online product sales revenues, advertising revenue and agency commission revenue.

      Online product sales revenue for the three months ended September 30, 2000, increased 145% to $3.3 million from $1.3 million for the three months ended September 30, 1999, primarily as a result of an increase in the number of ARTISTchannels that were operated. Online product sales revenue for the nine months ended September 30, 2000, increased 125% to $7.9 million from $3.5 million for the nine months ended September 30, 1999, primarily as a result of an increase in the number of ARTISTchannels that were operated.

      Advertising and other revenue increased $470,000, or 60%, to $1.2 million for the three months ended September 30, 2000, from $777,000 for the three months ended September 30, 1999, primarily as a result of increased page views generated by our Web sites plus a significant increase in sales of non-impression based sponsorships. Advertising and other revenue increased $3.3 million, or 201%, to $5.0 million for the nine months ended September 30, 2000, from $1.7 million for the nine months ended September 30, 1999, primarily as a result of increased page views generated by our Web sites plus a significant increase in the number of advertisers, primarily in sales of non-impression based sponsorships.

      Commission revenue from the ARTISTdirect Agency increased from $371,000 for the three months ended September 30, 1999 to $1.1 million for the three months ended September 30, 2000, which represented an increase of 183%, due primarily to increased touring activity of the agency's artists. Commission revenue from the ARTISTdirect Agency increased from $662,000 for the nine months ended September 30, 1999 to $2.5 million for the nine months ended September 30, 2000, which represented an increase of 281%, due primarily to increased touring activity of the agency's artists.

COST OF REVENUE

      Direct cost of product revenue. Direct cost of product revenue increased to $2.8 million for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999, which represented an increase of 142%. This $1.6 million increase corresponded with the increase in online product sales revenue and was primarily attributable to a related increase in product and royalty costs payable to our vendors and artists and an increase in transaction costs. Direct cost of product revenue increased to $7.1 million for the nine months ended September 30, 2000 from $3.1 for the nine months ended September 30, 1999, which represented an increase of 126%. This $4.0 million increase corresponded with the increase in online product sales revenue and was primarily attributable to a related increase in product and royalty costs payable to our vendors and artists and an increase in transaction costs.

      Other cost of revenue. Other cost of revenue increased to $2.4 million for the three months ended September 30, 2000, from $1.2 million for the three months ended September 30, 1999, which represented an increase of 98%. This $1.2 million increase was primarily due to increases in Web site hosting and maintenance costs as well as higher payroll and related costs. Other cost of revenue increased to $6.2 million for the nine months ended September 30, 2000, from $2.2 for the nine months ended September 30, 1999, which represented an increase of 185%. This $4.0 million increase was primarily due to increases in Web site hosting and maintenance costs.

      Stock-based compensation. For the three months ended September 30, 2000 we recorded non-cash stock-based compensation charges of $1.7 million compared to $330,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 we recorded non-cash stock-based compensation charges of $6.2 million compared to $381,000 for the nine months ended September 30, 1999. The stock-based compensation expense relates primarily to the amortization of the estimated value of the options, using the Black-Scholes method, given to artists in connection with the operation of their stores and is amortized over the life of the associated contract periods. Our overall gross profit margin decreased to negative 24% in the third quarter of 2000 from 2% in the third quarter of 1999 primarily due to the non-cash stock-based compensation expenses recognized in 2000. Gross profit excluding stock-based compensation and amortization of vendor prepaid was 8% and 17% for the third quarter of 2000 and 1999, respectively.

OPERATING EXPENSE

      Product Development. Product development expense increased to $1.3 million for the three months ended September 30, 2000, from $400,000 for the three months ended September 30, 1999, which represented an increase of 220%. This increase was primarily attributable to increased fees paid to third party service vendors relating to the continued development of our Network Web site, as well as an increase in the development costs of music content and programming. Product development expense increased to $2.8 million for the nine months ended September 30, 2000, from $1.0 million for the nine months ended September 30, 1999, which represented an increase of 168%. This increase was primarily attributable to increased fees paid to third party service vendors relating to the continued development of our Web site, as well as an increase in the development costs of programming.

      Sales and Marketing. Sales and marketing expense increased to $7.7 million for the three months ended September 30, 2000, from $2.9 million for the three months ended September 30, 1999, which represented an increase of 167%. The increase was primarily attributable to a significant increase in our online advertising expenditures, as well as increased offline advertising and market research. In addition, personnel and related expenses increased as we added headcount to support our growth. Sales and marketing expense increased to $19.5 million for the nine months ended September 30, 2000 from $5.4 million for the nine months ended September 30, 1999, which represented an increase of 259%. The increase was primarily attributable to a significant increase in our online advertising expenditures, as well as increased offline advertising. We expect the growth rate of sales and marketing expenses to decrease in future periods.

      General and Administrative. General and administrative expense increased to $4.8 million for the three months ended September 30, 2000 from $2.4 million for the three months ended September 30, 1999, which represented an increase of 100%. This increase was primarily attributable to increases in personnel and related expenses and outside professional services expenses. General and administrative expense increased to $12.8 million for the nine months ended September 30, 2000 from $5.6 million for the nine months ended September 30, 1999, which represented an increase of 128%. This increase was primarily attributable to increases in personnel and related expenses, facilities and outside professional services expenses. We expect the growth rate of general and administrative expense to decrease as we seek to operate more efficiently.

      Amortization of Stock-based Compensation. We recorded stock-based compensation expense of $1.7 million for the three months ended September 30, 2000 in connection with stock issuances to employees, directors, professional firms, artists and advisors for promotional services. Stock-based compensation for the comparable period in 1999 was $19.6 million, primarily in connection with stock issuances to employees, directors and professional firms. We recorded stock-based compensation expense of $3.1 million for the nine months ended September 30, 2000 in connection with stock issuances to employees, directors, professional firms, artists and advisors for promotional services, which represented a decrease of 86% for the comparable period in 1999. Stock-based compensation for the comparable period in 1999 was $21.5 million, primarily in connection with stock issuances to employees, directors and professional firms. The expense during the period reflected a credit to stock-based compensation for grants to certain executives of the Company as a result of a reduction in the valuation of the Company's underlying common stock as compared with December 31, 1999. This credit was offset by the amortization during the period of stock-based compensation expense related to options granted to employees, artists and advisors.

      Depreciation and Amortization. Depreciation and amortization expense increased to $1.7 million for the three months ended September 30, 2000 from approximately $841,000 for the three months ended September 30, 1999, which represented an increase of 100%. This increase was primarily attributable to the amortization of the goodwill associated with the acquisition of iMusic and Mjuice and the minority interest in the UBL, as well as an increase in depreciation of fixed assets and amortization of leasehold improvements. Depreciation and amortization expense increased to $4.3 million for the nine months ended September 30, 2000 from approximately $1.6 million for the nine months ended September 30, 1999, which represented an increase of 178%. This increase was primarily attributable to the amortization of the goodwill associated with the acquisition of iMusic, Mjuice and the minority interest in the UBL, as well as an increase in depreciation of fixed assets and amortization of leasehold improvements.

INTEREST INCOME AND EXPENSE

      Interest income increased to $1.5 million for the three months ended September 30, 2000 from $90,000 for the three months ended September 30, 1999, and to $4.0 million for the nine months ended September 30, 2000 from $167,000 for the nine months ended September 30, 1999, which represented increases of 1,524% and 2,291%. The increases are due to interest earned on higher cash balances resulting from the proceeds we received from our initial public offering in March 2000 and the Series C redeemable preferred shares issued in December 1999 and January 2000.

NET LOSS

      Net loss decreased to $17.1 million for the three months ended September 30, 2000, compared to $26.0 million for the three months ended September 30, 1999, which represented an decrease of 34%. The decrease in the net loss is primarily attributable to a $17.9 million decrease in the amortization of stock-based compensation and $1.4 million increase in net interest income partially offset by a $1.4 million decrease in gross profit, a $4.8 million increase in sales and marketing expense, a $2.4 million increase in general and administrative expense, and an $800,000 increase in depreciation and amortization expense. Net loss increased to $42.3 million for the nine months ended September 30, 2000, compared to $34.2 million for the nine months ended September 30, 1999, which represented an increase of 24%. The increase in the net loss is primarily attributable to a $4.5 million decrease in gross profit due to stock-based compensation related to artist store agreements, a $14.1 million increase in sales and marketing expense, a $7.2 million increase in general and administrative expense and a $2.8 million increase in depreciation and amortization expense, partially offset by a $18.4 million decrease in the amortization of stock-based compensation and a $3.8 million increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

      On March 31, 2000, we completed our initial public offering and raised net proceeds of approximately $52.4 million through the sale of 5,000,000 common shares. In addition, we raised an aggregate of $97.5 million of gross proceeds through the sale of 7,000,291 shares of Series C preferred stock in December 1999 and January 2000. In May 1999, we issued 3,750,0000 shares of Series B preferred securities in exchange for an aggregate purchase price of $15.0 million. Between July 1998 and December 1998, we issued 3,207,815 shares of Series A preferred securities in exchange for an aggregate purchase price of $4.9 million. Prior to July 1998, we financed our operations and growth entirely from internally generated cash flow and capital contributions from founders. As of September 30, 2000, we had $53.5 million of cash and cash equivalents, excluding cash held for clients, and held $43.8 million in short-term investments.

      Net cash used in operating activities was $26.8 million for the nine months ended September 30, 2000, and $10.0 million for the nine months ended September 30, 1999. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items such as stock-based compensation and depreciation and amortization in 2000.

      Net cash used in investing activities was $52.5 million for the nine months ended September 30, 2000, and $2.6 million for the nine months ended September 30, 1999. Net cash used in investing activities for the nine months ended September 30, 2000 consisted of purchases of fixed assets of $6.4 million, primarily computer equipment to support the ARTISTdirect

Network and leasehold improvements to our corporate offices, the purchase of short-term investments of $43.7 million and $2.0 relating to the purchase of Mjuice.

      Net cash provided by financing activities was $63.7 million for the nine months ended September 30, 2000 and $14.9 million for the nine months ended September 30, 1999. Net cash provided by financing activities for the nine months ended September 30, 2000 was principally attributable to the proceeds of our initial public offering in March 2000 in which we raised approximately $52.4 million, net of underwriters' discounts and expenses, and $10.4 million raised from the sale of Series C preferred stock in January 2000, net of offering costs.

      The Company currently expects to complete a rescission offer with respect to certain options and shares issued pursuant to its stock option plans during the fourth quarter of 2000. Assuming that all options and shares subject to the rescission offer are tendered to the Company as of December 31, 2000, the maximum cash exposure would be approximately $9.6 million, plus interest.

      As of September 30, 2000 our principal commitments consisted of obligations outstanding under operating leases and employment contracts. We will need to spend significant amounts for sales and marketing, content development and technology and infrastructure development.

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

      YEAR 2000

      To date we have not experienced any known material Year 2000 problems in our products, our internal systems or facilities, or the products, systems and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. We did not incur material costs to identify and address specific Year 2000 compliance issues. We could, however, incur additional costs in addressing any residual Year 2000 issues, which could have a material and adverse effect on our business.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

            In future periods, our business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS BECAUSE WE HAVE A LIMITED OPERATING HISTORY.

      We were formed in August 1996. We acquired the UBL in July 1997, launched our first ARTISTchannel in September 1997, acquired iMusic in February 1999 and acquired Mjuice.com, Inc. in August 2000. We have been operating all of these sites as an integrated network since July 1999. Our limited operating history, particularly as an integrated network of Web sites, makes it difficult to evaluate our current business and prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential are unproven, and our business model is constantly evolving. Because the Internet is constantly changing, we may need to modify our business model to adapt to these changes. Before investing, you should evaluate the risks, uncertainties, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving Internet industry segments.

OUR BUSINESS MODEL IS NEW AND UNPROVEN, AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE TO OPERATE OUR BUSINESS SUCCESSFULLY.

      Our model for conducting business and generating revenue is new and unproven. Our success will depend primarily on our ability to generate revenue from multiple sources through the ARTISTdirect Network, including:

      -     online sales of music and related merchandise;

      -     sales of advertising and sponsorships;

      -     marketing our database of consumer information and preferences; and

      -     sales of, or subscription fees for, digitally distributed music.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE LOSSES AND NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE.

      To date, we have not been profitable on an annual basis and have incurred accumulated losses of approximately $106.9 million as of September 30, 2000. For the three months ended September 30, 2000 and the year ended December 31, 1999, we incurred net losses of approximately $17.1 million and $57.8 million, respectively, which represented approximately 307% and 560%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for the foreseeable future. We anticipate that our operating losses will increase significantly from current levels because we plan to significantly increase our expenditures for sales and marketing, content development, and technology and infrastructure development to enhance the ARTISTdirect Network. With increased expenses, we will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, we will be unable to continue our operations.

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

IF WE DO NOT INCREASE ADVERTISING REVENUE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

      If we do not increase advertising revenue, our business will be adversely affected. Increasing our advertising revenue depends upon many factors, including our ability to:

      - respond to and anticipate fluctuations in the demand for, and pricing of, online advertising;

      - conduct successful selling and marketing efforts aimed at advertisers;

      - increase the size of our audience and the amount of time that our audience spends on our Web sites;

      - increase our direct advertising sales force and build up our international marketing team;

      -     increase the amount of revenue per advertisement;

      - aggregate our target demographic group of 12 to 34 year-old active music consumers;

      - offer advertisers the means to effectively target their advertisements to our audience;

      - accurately measure the size and demographic characteristics of our audience;

      -     maintain key advertising relationships; and

      - compete for advertisers with Internet and traditional media companies.

      Our failure to achieve one or more of these objectives could impair our ability to increase advertising revenue, which could adversely affect our business. In addition to the above factors, general economic conditions, as well as economic conditions specific to online advertising, electronic commerce and the music industry, could affect our ability to increase our advertising revenue. In particular, the growth of online advertising has recently decreased, which has adversely affected revenue from online advertising.

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

THE EFFECTIVENESS OF THE INTERNET FOR ADVERTISING IS UNPROVEN, WHICH MAY DISCOURAGE SOME ADVERTISERS FROM ADVERTISING ON OUR SITES.

      Our future depends in part on an increase in the use of the Internet and other forms of digital media for advertising. The Internet advertising market is new and rapidly evolving, and we cannot yet gauge the effectiveness of advertising on the Internet as compared to traditional media. As a result, demand for Internet advertising is uncertain. Many advertisers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by companies that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find advertising on the Internet to be undesirable or less effective than traditional advertising media for promoting their products and services. For example, we believe that the recent growth of online advertising revenue has been less than was generally expected. If the Internet advertising market fails to fully develop or develops more slowly than we expect, our business could be adversely affected. In addition, the market for advertising on other forms of digital media, such as broadband distribution, is even less developed than Internet advertising, and if that market does not develop, our growth may be limited.

WE DEPEND UPON ARTISTS TO ATTRACT ADVERTISERS AND GENERATE ELECTRONIC COMMERCE REVENUE.

      We believe that our future success depends on our ability to maintain our existing artist agreements and to secure additional agreements with artists. Our business would be adversely affected by any of the following:

      - inability to recruit new artists and increase the number of ARTISTchannels;

      -     the loss of popularity of artists for whom we operate
            ARTISTchannels;

      - increased competition to maintain existing relationships with artists;

      -     non-renewals of our current agreements with artists; and

      -     poor performance or negative publicity of our artists.

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

WE MAY NOT BE ABLE TO DEVELOP OR OBTAIN SUFFICIENTLY COMPELLING CONTENT TO ATTRACT AND RETAIN OUR TARGET AUDIENCE.

      For our business to be successful, we must provide content and services that attract consumers who will purchase music and related merchandise online. We may not be able to provide consumers with an acceptable mix of products, services, information and community to attract them to our Web sites frequently or to encourage them to remain on our Web sites for an extended period of time. If our audience determines that our content does not reflect its tastes, then our audience size could decrease or the demographic characteristics of our audience could change and we may be unable to react to those changes effectively or in a timely manner. Any of these results would adversely affect our ability to attract advertisers and sell music and other related merchandise. Our ability to provide compelling content could be impaired by any of the following:

      - reduced access to content controlled by record labels, music publishers and artists;

      - diminished technical expertise and creativity of our production staff; and

      -     inability to anticipate and capitalize on trends in music.

IF WE DO NOT BUILD AND MAINTAIN STRONG BRANDS, WE MAY NOT BE ABLE TO ATTRACT A SUFFICIENT NUMBER OF USERS TO OUR WEB SITES.

      To attract users we must develop a brand identity for ARTISTdirect and increase public awareness of the ARTISTchannels, the UBL and iMusic and may spend significant amounts on our offline and online advertising and promotional efforts to increase brand awareness, traffic and revenue. Our marketing activities may, however, not result in increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brands. Moreover, despite these efforts we may be unable to increase public awareness of our brands, which would have an adverse effect on our results of operations.

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

      We face competitive pressures from numerous actual and potential competitors. Our competitors include mp3.com, Launch Media, Amazon.com, CDnow, CheckOut.com, MTVi, major Internet portals and traditional music companies. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Some of our competitors have announced agreements to work together to offer music over the Internet, and we may face increased competitive pressures as a result. Many of our current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages relative to us, including:

      -     longer operating histories;

      -     significantly greater financial, technical and marketing resources;

      -     greater brand name recognition;

      -     larger existing customer bases; and

      -     more popular content or artists.

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

      We rely to a large extent on timely distribution by third parties. We currently rely substantially on one vendor, Alliance Entertainment, to fulfill and distribute our orders for music and related merchandise. During the three months ended September 30, 2000, and the year ended December 31, 1999, virtually all of our orders for music and related merchandise were fulfilled by Alliance. Our agreement with Alliance covers fulfillment services for sales under the ARTISTdirect Superstore, but does not cover fulfillment services for our ARTISTchannels. Although Alliance has been fulfilling orders for music and related merchandise from the ARTISTchannels on the same terms as orders from the ARTISTdirect Superstore, Alliance may terminate the ARTISTchannel arrangement at any time.

      We purchase almost all of our compact discs from Alliance and a substantial majority of our other music-related merchandise from two other vendors, Giant Merchandising and Winterland Concessions Company. During the three months ended September 30, 2000, and year ended December 31, 1999, we purchased approximately 96%, of the dollar volume of our compact discs from Alliance, and we obtained approximately 21% and 27%, respectively, of the dollar volume of our other music-related merchandise from Giant Merchandising and approximately 5% and 17%, respectively, from Winterland Concessions. Our business could be significantly disrupted if Alliance, Giant or Winterland were to terminate or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Giant or Winterland are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers on acceptable terms, in a timely manner, or at all.

WE DEPEND ON THIRD PARTY INVENTORY AND FINANCIAL SYSTEMS AND CARRIER SERVICES.

      Because we rely on third parties to fulfill orders, we depend on their systems for tracking inventory and financial data. If our distributors' systems fail or are unable to scale or adapt to changing needs, or if we cannot integrate our information systems with the systems of any new distributors, we may not have adequate, accurate or timely inventory or financial information. We also rely on third-party carriers for shipments to and from distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers' ability to provide delivery services to meet our distribution and shipping needs. In the quarter ended December 31, 1999, both we and Alliance experienced an unusually high volume of orders, which resulted in shipping delays to our customers. These delays did not have a material adverse effect, however, our failure to deliver products to our customers in a timely and accurate manner in the future could harm our reputation, our relationship with customers, the ARTISTdirect and UBL brands and our results of operations.

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

IF WE DO NOT REALIZE THE ANTICIPATED BENEFITS OF POTENTIAL FUTURE ACQUISITIONS, OUR BUSINESS COULD BE SERIOUSLY HARMED AND OUR STOCK PRICE COULD FALL.

      We regularly evaluate, in the ordinary course of business, potential acquisitions of, or investments in, complementary businesses, products and technologies. If we are presented with appropriate opportunities, we intend to actively pursue these acquisitions and/or investments. We may not, however, realize the anticipated benefits of any acquisition or investment. If we buy a company, we could have difficulty in assimilating that company's personnel, technology, operations or products into our operations. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Acquisitions or business combinations could also cause us to issue equity securities that would dilute your percentage ownership in us, incur debt or assume contingent liabilities and take large immediate or future write-offs or charges, including amortization of goodwill or compensation expense. Each of these results could materially and adversely affect our business and adversely affect the price of our common stock.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITIVE POSITION COULD BE HARMED OR WE COULD BE REQUIRED TO INCUR EXPENSES TO ENFORCE OUR RIGHTS.

      We rely upon common-law trademark rights that arise from our commercial use of the ARTISTdirect, ARTISTdirect Agency, UBL, Ultimate Band List, iMusic and Kneeling Elephant Records brand names, and the respective associated domain names, and the ARTISTdirect logo. We seek to protect our trademarks, copyrights and other proprietary rights by registration and other means, but these actions may be inadequate. We have trademark applications pending in several jurisdictions, but our registrations may not be accepted or may be preempted by third parties and/or we may not be able to register our trademarks in all jurisdictions in which we intend to do business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information.

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

WE MAY BE UNABLE TO ACQUIRE NECESSARY WEB DOMAIN NAMES.

      We may be unable to acquire or maintain Web domain names relating to our brand or to specific ARTISTchannels in the United States and other countries in which we may conduct business. We currently hold various relevant domain names, including the "artistdirect.com," "ubl.com," "imusic.com" and "downloadsdirect.com" domain names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees and is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring or using domain names that infringe or otherwise decrease the value of our brand name, trademarks and other proprietary rights.

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

WE MAY BE SUBJECT TO LIABILITY IF PRIVATE INFORMATION PROVIDED BY OUR USERS IS MISUSED.

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

      Legislatures and government agencies have adopted and are considering adopting laws and regulations regarding the collection and use of personal information obtained from individuals when accessing Web sites. For example, Congress enacted the Children's Online Privacy Protection Act, which restricts the ability of Internet companies to collect information from children under the age of 13 without their parents' consent. In addition, the Federal Trade

Commission and state and local authorities have been investigating Internet companies regarding their use of personal information. Our privacy programs may not conform with laws or regulations that are adopted. In addition, these legislative and regulatory initiatives may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide advertisers with demographic information.

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

      Failures or interruptions of our systems or those of third parties because of Year 2000 problems could seriously damage our business and our relationships with our content, distribution and technology providers, advertisers and users. Failures, interruptions or other service problems due to Year 2000 issues could result in lost revenue, increased operating costs and loss of significant user traffic. Governmental agencies, public utilities, Internet service providers and others that we rely on or that our customers rely on and which we do not control may not be Year 2000 compliant. This could result in systemic failures beyond our control, such as a prolonged Internet, telecommunications or electrical failure, and prevent us from providing our content or reduce user traffic.

WE HAVE A CONTINGENT LIABILITY AS A RESULT OF A RESCISSION OFFER WE INTEND TO MAKE DUE TO OUR ISSUANCES OF SECURITIES IN VIOLATION OF SECURITIES LAWS.

      We have issued shares or options to purchase shares of our common stock to our employees and to artists and their managers and advisors. Due to the nature of the persons who received these shares and options in addition to our employees and the total number of shares and options issued to them and our employees, the issuance of these shares and options did not comply with the requirements of Rule 701 under the Securities Act of 1933, as amended, or any other available exemptions from the registration requirements of Section 5 of the Securities Act, and may not have qualified for any exemption from qualification under California securities laws either.

      As a result, we intend to make a rescission offer to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to California securities law. In the rescission offer, we will offer to repurchase from these persons all shares issued directly to these persons or pursuant to option exercises by these persons before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for the shares, plus interest at the rate of 7% from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement. Based upon the number of options exercised through September 30, 2000, and assuming that all such issued shares are tendered in the rescission offer, the out-of-pocket cost to us would be approximately $2.2 million, plus interest.

      In addition, we will also offer to repurchase all unexercised options to these persons at 20% of the option exercise price times the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based on the number of options outstanding as of September 30, 2000, and assuming that none of these options are exercised prior to the end of the rescission offer, and, further, that all such options are tendered in the rescission offer, the cost to us in repurchasing such options would be approximately $7.4 million, plus interest.

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

WE MAY BE SUED FOR CONTENT AVAILABLE OR POSTED ON OUR WEB SITES OR PRODUCTS SOLD THROUGH OUR WEB SITES.

      We may be liable to third parties for content published on our Web sites and other Web sites where our syndicated content appears if the music, artwork, text or other content available violates their copyright, trademark or other intellectual property rights or if the available content is defamatory, obscene or pornographic. Similar claims have been brought, sometimes successfully, against Web site operators in the past. We also may be liable for content uploaded or posted by our users on our Web sites, such as digitally distributed music files, postings on our message boards, chat room discussions and copyrightable works. In addition, we could have liability to some of our content licensors for claims made against them for content available on our Web sites. We also could be exposed to these types of claims for content that may be accessed from our Web sites or via links to other Web sites or for products sold through our Web site. While we have resolved all of these types of claims made against us in the past, we may not be able to do so in the future. We intend to implement measures to reduce exposure to these types of claims, but such measures may not be successful and may require us to expend significant resources. Any litigation as a result of defending these types of claims could result in substantial costs and damages. Our insurance may not adequately protect us against these types of claims or the costs of their defense or payment of damages.

IF CURRENT STANDARDS TO MEASURE THE EFFECTIVENESS OF ADVERTISING ON THE INTERNET DO NOT DEVELOP, OUR ABILITY TO ATTRACT AND RETAIN ADVERTISERS COULD BE ADVERSELY IMPACTED.

      There are currently few well established standards to measure the effectiveness of advertising on the Internet and other digital media, and the absence of these standards could adversely impact our ability to attract and retain advertisers. Currently available software programs that track Internet usage and other tracking methodologies are rapidly evolving, but such standard measurements may never develop. In addition, the development of such software or other methodologies may not keep pace with our information needs, particularly to support the growing needs of our internal business requirements and advertising clients.

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

WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IF GOVERNMENT REGULATION INCREASES.

      There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues such as user privacy, pricing, taxation, content, copyrights, distribution, security, and the quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Any imposition of access fees could increase the cost of transmitting data over the Internet. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. The United States Congress has enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new, or modifications to existing, laws or regulations relating to the Web could adversely affect our business.

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

OUR NET SALES COULD BE ADVERSELY AFFECTED IF WE BECOME SUBJECT TO SALES AND OTHER TAXES.

      If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our products, our net sales and results of operations could be harmed. We do not currently collect sales or other similar taxes for physical shipments of goods into states other than California and Florida. However, one or more states may seek to impose sales tax collection obligations on companies, such as ARTISTdirect, which engage in or facilitate online commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the exchange of merchandise on its system, our results of operations could be adversely affected. In addition, any operations in states outside California and Florida could subject our shipments in such states to state sales taxes under current or future laws.

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

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

            None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            (c) SALES OF UNREGISTERED SECURITIES. During the three months ended September 30, 2000, following the exercise of options to purchase shares of Common Stock that had been granted under the 1999 Employee Stock Option Plan, the 1999 Artist Stock Option Plan and/or the 1999 Artist and Artist Advisor Stock Option Plan by an employee, the Company issued an aggregate of 9,921 shares of Common Stock for an aggregate purchase price of approximately $15,002.

            In August 2000, the Company issued 900,000 shares of its Common Stock to shareholders of Mjuice.com, Inc. in connection with the closing of its acquisition of Mjuice.com, Inc. The shares were issued pursuant to the exemption provided in Section 3(a)(10) of the Securities Act.

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

            SEC registration fee                    $   23,978
            NASD filing fee                              9,125
            Nasdaq National Market
            listing fee                                117,188
            Blue Sky fees and expenses                      --
            Printing and engraving
            expenses                                   741,000
            Legal fees and expenses                  1,300,000
            Accounting fees and expenses               750,000
            Transfer Agent fees                         20,000
            Miscellaneous                              403,709
                                                    ----------
            Total                                   $3,365,000
                                                    ==========

            After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $52.4 million. As of September 30, 2000, the Company had not used any of the net proceeds from the Offering and had used its existing cash balances to fund the general operations of the Company. The Company intends to use the proceeds for general corporate purposes as described in the prospectus for the Offering. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.  OTHER INFORMATION

            On November 7, 2000, we amended our advertising and promotion agreement with Yahoo!. The agreement, as amended, will now terminate as of December 31, 2000. In connection with the amendment, Yahoo! will deliver certain page views containing our banners on various Yahoo! properties. Under the amendment, we have no additional payment obligations to Yahoo!.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits.

                  3. Registrant's Certificate of Incorporation and Bylaws (incorporated by reference to Exhibits 3.1 and 3.2 to Registrant's Form S-1 No. 333-87547).

                  27     Financial Data Schedule

            (b)   Reports on Form 8-K.

                         Current Report on Form 8-K dated May 15, 2000 (Announcement of adjustment to calculation of pro forma net loss per share).

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ARTISTDIRECT, INC.
                                (Registrant)


                                By:  /s/ James B. Carroll
                                     --------------------------------------
                                         James B. Carroll
                                         Executive Vice President,
                                         Chief Financial Officer and Secretary


Dated:  November 14, 2000

                                 EXHIBIT INDEX


            3. Registrant's Certificate of Incorporation and Bylaws (incorporated by reference to Exhibits 3.1 and 3.2 to Registrant's Form S-1 No. 333-87547).

            27     Financial Data Schedule