Form 10-K
period 2000-12-31
ARTISTDIRECT INC
filed 2001-04-02
CIK 1095079

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                 ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _______________ TO ______________.


                        Commission file number 000-30063
                               ARTISTDIRECT, INC.
             (Exact name of registrant as specified in its charter)
                                ----------------


                DELAWARE                              95-4644384
      (State or Other Jurisdiction                 (I.R.S. Employer
    of Incorporation or organization)            Identification No.)

       5670 WILSHIRE BOULEVARD, SUITE 200, LOS ANGELES, CALIFORNIA 90036
              (Address of principal executive offices) (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (323) 634-4000
                                ----------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                                ----------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

        Indicate by check mark whether the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

        Based on the closing sale price of March 15, 2001, the aggregate market value of the approximately 21.1 million shares of voting stock of the registrant held by nonaffiliates of the registrant on such date was approximately $16.5 million. For purposes of such calculation, only executive officers, board members and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.

        As of March 15, 2001, there were 37,796,081 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 16, 2001, as filed with the Securities Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Report.

================================================================================

                                ARTISTDIRECT INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Business.........................................................    3
Item 2.  Properties.......................................................   25
Item 3.  Legal Proceedings................................................   25
Item 4.  Submission of Matters to a Vote of Security Holders..............   25

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters..............................................   25
Item 6.  Selected Financial Data..........................................   26
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   26
Item 7a. Quantitative and Qualitative Disclosures About Market Risk.......   33
Item 8.  Financial Statements and Supplementary Data......................   33
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.........................................   33

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............   34
Item 11. Executive Compensation...........................................   34
Item 12. Security Ownership of Certain Beneficial Owners and Management...   34
Item 13. Certain Relationships and Related Transactions...................   34

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..   34

This report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth at the end of Part I, Item 1 of this report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report and similar discussions in our other filings with the Securities and Exchange Commission ("SEC") discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks in addition to the other information in this report and in our other filings with the SEC before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I

PART 1. BUSINESS

OVERVIEW

     We are an online music company that connects artists directly with their fans worldwide. We provide music entertainment through our ARTISTdirect Network, an integrated network of Web sites offering multi-media content, music news and information, community around shared music interests, and music-related commerce. The ARTISTdirect Network also features the UBL, a music search engine on the Web, iMusic, a popular online community where fans exchange music interests and commentary and Digital Music, a feature which allows users to download music, both free and paid, stream promotional tracks and listen to Internet radio stations.

     ARTISTchannels -- customized Web sites that we build, operate and maintain on behalf of each of our artists, directly linking artists and fans. These sites provide artists with a unique opportunity to control the programming, promotion and distribution of a broad range of their products and services. Artists share in revenue generated by their ARTISTchannel. These sites also provide consumers with a single destination to access a large selection of artist-specific music, merchandise and content.

     The Ultimate Band List -- a comprehensive online music search engine and resource for music information. The UBL provides information on more than 100,000 artists across numerous musical genres, featuring news, concert information, artist biographies, album reviews, contests, promotions, music samples and downloads. The UBL also offers links to thousands of other Web sites in the online music community;

     iMusic -- a highly trafficked music-oriented online community providing chats, message boards and fan clubs relating to specific artists and general music topics. iMusic allows fans to communicate with others around the world to share interests and commentary about their favorite music and artists. iMusic also serves as a platform for fans to interact directly with their favorite artists through hosted chats and fan conferences that we organize periodically;

     The ARTISTdirect Superstore -- a retail site offering a wide selection of music titles and a wide selection of artist merchandise. The ARTISTdirect Superstore complements the ARTISTchannels by offering music and merchandise from a wider range of artists;

     Digital Music -- a feature which enables users to download music, both free and paid, stream promotional tracks and listen to Internet radio stations. Users also have access to a variety of audio tools to locate, organize and manage a digital music collection; and

     ARTISTtv -- a site for broadband programming on the ARTISTdirect Network.

     We also operate a music talent agency, the ARTISTdirect Agency. Prior to June 30, 2000, we also managed a traditional record label, Kneeling Elephant Records. Marc Geiger, our Chief Executive Officer, Don Muller, our President of ARTISTdirect Agency, and Nick Turner, our Vice President, ARTISTchannels, have 18, 14 and 20 years of experience, respectively, in the music industry. We believe that our management team's extensive music industry experience and its understanding of the needs of artists and music consumers provide us with a distinct advantage in pursuing opportunities arising from the convergence of the music industry and the Internet.

INDUSTRY BACKGROUND

        THE MUSIC INDUSTRY

        Music is one of the most popular forms of entertainment worldwide and a multi-billion dollar consumer industry. Concert tours also generate significant revenue for the music industry. In addition, the music industry generates substantial advertising, sponsorship, promotional and merchandise revenue related to music events and individual artists.

        The music industry identifies artists and develops, promotes and distributes their content. The high cost associated with development, promotion and distribution has led artists to rely on third parties such as record labels, merchandisers and tour promoters. Consequently, artists have had limited ability to control how they are marketed to consumers, to identify and communicate directly with their fans and to maximize their economic participation in all available revenue streams.

        The experience of the typical music consumer has been fragmented and inefficient. Music consumers have had to search a variety of media to find music news and information and have had to purchase compact discs, tickets and merchandise through different retail channels. Goods, such as apparel and other artist merchandise, have been difficult to find and frequently available only at concerts or selected retail outlets. For music fans, opportunities to interact with their favorite artists and fellow enthusiasts have been limited.

        THE INTERNET OPPORTUNITY

        The Internet has emerged as a platform that allows millions of people worldwide to deliver and receive information rapidly, create virtual communities around shared interests and engage in electronic commerce. This has made the Internet an important new medium for music, dramatically altering the way consumers search for, discover, listen to and purchase music. The Internet offers:

        - efficient reach to a worldwide audience;

        - convenient access to a vast offering of musical content and services;

        - ongoing flexibility to tailor products and services to consumer interests and market dynamics;

        - digital distribution of music;

        - consumer personalization of the music experience; and

        - timely collection of customer preferences and demographics for targeted advertising and promotion.

        Artists have begun to view the Internet as a platform to gain greater control over the programming, promotion and distribution of their music and related merchandise and to communicate directly with their fans. Consumers have adopted the Internet to locate music information, share interests and discover and buy music. We believe that the features of the Internet and the common demographics of music consumers and Internet users present an opportunity to reshape the music industry. Artists now have the opportunity to exert greater control over the programming, promotion and distribution of their music and consumers can now search for, discover and purchase music and related merchandise and content at a single destination.

OUR SOLUTION

        BENEFITS TO ARTISTS

        By providing artists with a platform to develop their presence on the Web, we enable artists to assume more creative control over their image, promote their music in innovative ways, interact with their fans, extend their reach and participate in incremental revenue streams. Our benefits to artists include:

        Artist-controlled Online Media Channel. We offer artists an online media presence, the ARTISTchannels, to create, present, promote and distribute their content. The ARTISTchannels include auto-publishing tools, content management features, and capabilities for advertising and direct marketing and electronic commerce. Our technology enables us to quickly launch customized Web sites for our artists. Artists can actively collaborate on the design, content and other features of their ARTISTchannels. With continuing advances in broadband technology and standards for digital music distribution, we believe the ARTISTchannels will emerge as the artists' preferred platform for the full range of their content, commerce and community activities on the Internet.

        Closer Relationships with Fans. The ARTISTchannels promote fan affinity and loyalty by directly linking artists and fans. Artists can use the ARTISTchannels to provide content and products to fans, including artist news, concert information, music and video programming, exclusive chats, ticket giveaways and fan club activities. Artists can also solicit the views of fans on new music, live performances and music videos. A better understanding of their fans enables artists to develop relevant content for their ARTISTchannels, promote their music more effectively and create new revenue opportunities.

        Access to Traffic from the ARTISTdirect Network. We attract, aggregate and retain consumers within the ARTISTdirect Network through our compelling content and commerce offerings, thereby providing our artists the opportunity to tap into an active community of millions of music fans. The ARTISTchannels can be accessed directly or through the ARTISTdirect Network, allowing artists the opportunity not only to reach their existing audience, but to broaden their fan base as well. As a heavily trafficked music destination on the Internet, we aggregate global consumer traffic, collect targeted fan information and generate incremental revenue from electronic commerce and advertising for the shared benefit of the artist and ARTISTdirect.

        New Revenue Opportunities. We provide artists with a number of incremental revenue opportunities, including from music and related merchandise sales and auctions, advertising and direct marketing. Our sites significantly increase consumers' access to artist merchandise previously available only at concert venues or selected retail locations. We also assist artists in developing original merchandise items for sale through their sites. We believe that our revenue-sharing with artists provides incentives for them to actively promote their ARTISTchannels and the ARTISTdirect Network.

        Direct Marketing Opportunities. We encourage fans to provide identifying information that allows the artists to develop consumer databases through their ARTISTchannels. Artists use this database information to communicate important news, upcoming music releases, live appearances or online events that are targeted to a particular fan base. Data may be also used to develop artist-approved targeted advertising and marketing opportunities. Artists have access to detailed information about how many people visited their sites, listened to or downloaded their music and purchased compact discs. We maintain each artist database and share any revenue generated through its use with the artist.

        New Platform for Digital Distribution. The Internet represents an important new platform for digital music distribution. As the music industry develops standards for secure digital distribution, we are implementing infrastructure and systems for digital distribution through the ARTISTdirect Network. We currently allow both free and paid digital downloads of music and a variety of streaming audio services through the Digital Music area of the ARTISTdirect Network. We intend to provide artists with a broad array of opportunities to generate revenue from digital music distribution, including pay-per-download, subscription services and advertising or sponsor-supported services.

        BENEFITS TO CONSUMERS

        Our ARTISTdirect Network offers a comprehensive one-stop destination for the music consumer. Our benefits to consumers include:

        Direct Connection to Artists. Our ARTISTchannels provide a unique fan experience. Consumers have access to content specifically created or endorsed by their favorite artists, as well as official artist news and concert information, music, merchandise, special promotions and other benefits. Special promotions have included opportunities to meet artists, concert ticket giveaways, trips to live concerts, online fan conferences with artists, exclusive music downloads and exclusive videos. Consumers can interact with artists and offer direct feedback on new releases, concert performances and videos.

        Comprehensive Music Resource. The ARTISTdirect Network includes the UBL, a comprehensive destination for searching, discovering and enjoying music content. The UBL is an online search engine and database of more than 100,000 artists covering a wide variety of musical genres, organized links to other Internet music resources, news, concert information, artist biographies, album reviews, contests and promotions, music samples and downloads. The UBL is designed to encourage user participation by allowing users to create entries in the artist database and links from the UBL to music sites elsewhere on the

Internet. The UBL also includes tools to allow artists to upload content, including biographies, pictures and music for the benefit of their fans.

        Rich Community Features. Our iMusic community site provides chats, message boards, fan clubs and personalization tools relating to both specific artists and more general music topics. Our site enables fans around the world to share interests and commentary about their favorite music and artists and facilitates their discovery of new music. iMusic also serves as a platform for fans to interact directly with their favorite artists through hosted chats and fan conferences.

        Comprehensive Shopping Destination. The ARTISTdirect Network brings together many of the disparate elements of the music shopping experience. Music consumers can purchase and pre-order a wide range of recorded music and shop for artist-related merchandise, including some items available only through ARTISTdirect. In addition, our content, downloadable music, weekly specials and auctions enhance the consumer experience. The UBL and iMusic provide relevant information to help consumers make purchasing decisions.

        Access to Online Digital Distribution. We currently allow free digital downloads of promotional music and provide users with a variety of streaming audio services through the Digital Music area of the ARTISTdirect Network, including some content that is available only through ARTISTdirect. As digital distribution becomes commercially viable, we plan to offer consumers many ways to acquire and experience music, including subscription services, pay-per-download and advertising or sponsor-supported services.

BUSINESS STRATEGY

        Our objective is to be the leading provider of music entertainment, information, community and electronic commerce on the Internet. Our strategy is to:

        Exploit Our Unique Assets. We intend to exploit our uniquely integrated assets, broad reach and experienced, artist-oriented management team to differentiate ourselves from companies with less comprehensive offerings. For example, we aim to:

        - offer selected artists a range of services, including live performance booking through our talent agency; development, marketing and promotion through our record label; and online programming, promotion and distribution through both an ARTISTchannel and the ARTISTdirect Superstore;

        - cross-promote specific ARTISTchannels to the audiences of the UBL and iMusic, as well as to the audiences of other ARTISTchannels;

        - develop branded live events and tours sponsored by advertisers and merchants; and

        - enable advertisers and merchants to deliver their messages to the audience of the entire ARTISTdirect Network or to targeted audiences within the ARTISTdirect Network.

        Pursue Additional Revenue Streams. We intend to increase revenue from existing sources and add new revenue streams. New revenue opportunities include:

        - record label: We plan to establish new record label operations that will allow us to participate with artists on the production and sale of music both online and offline. The planned record label may take the form of a joint venture and may involve third-party financing.

        - digital distribution of music: As the music industry develops standards for secure digital distribution, we plan to provide consumers with a variety of products and services that will generate revenue from sales of digital music and subscription fees;

        - database marketing: We plan to derive revenue from our growing databases of consumer information and preferences. Our databases enable us to create affinity groups and frequent buyer programs, promote existing artists more effectively, and assist advertisers and merchants in targeting specific audiences;

        - international markets: We will pursue opportunities to obtain and distribute localized ARTISTdirect content and merchandise in international markets; and

        - ancillary network opportunities: Our network will allow us to pursue a variety of incremental revenue, for example, by offering a tiered menu of subscription services and syndicated content for use both online and offline.

        Add ARTISTchannels. We intend to add ARTISTchannels by continuing to market the benefits of our unique ARTISTchannel model to high-profile artists. We intend to add artists from U.S. and international markets and a variety of music genres. We believe that our ARTISTchannel model, current roster of prominent artists and experienced, artist-oriented management team will enable us to attract additional artists to expand the ARTISTdirect Network.

        Build Brand Awareness. We intend to establish ARTISTdirect as the leading brand for online music entertainment. We intend to use both online and offline marketing channels to reach consumers and promote the ARTISTdirect brand name. In addition, we will continue to encourage our artists to use their album releases, concert tours and personal appearances to promote their ARTISTchannels. Through the ARTISTdirect Agency, we intend to create ARTISTdirect-branded concerts and concert tours that will include both media and venue promotion.

        Enhance Our Users' Experience. We intend to add features and content to the ARTISTdirect Network to enhance our users' experience. We plan to help our users discover new music by providing personalization tools, targeted recommendations, digital downloads and streaming audio and video. For example, we have expanded our digital download area and will seek to provide exclusive downloads from well-known artists. The technologies we will use to add features and content to the ARTISTdirect Network will be based on commercial packages provided by third-party suppliers. We plan to integrate these packages by using the provider's service department, outside consultants and our internal staff, depending on the application.

ARTISTDIRECT BUSINESS UNITS

        ARTISTDIRECT NETWORK

        The ARTISTdirect Network is comprised of the ARTISTchannels, the UBL, iMusic, Digital Music, the ARTISTdirect Superstore and ARTISTtv.

        ARTISTchannels. Our ARTISTchannels are designed to strengthen the relationship between artists and their fans and to provide a wide range of content, including news, tour information, music samples and special offers, community, including artist-hosted chats, fan clubs and message boards, and products, including music, merchandise and collectibles. These Web sites are individually designed for, and owned by, the artists and are produced and operated by ARTISTdirect. Each ARTISTchannel contains an official online store where consumers can shop directly from the artist. These stores benefit the artist by making both their music and merchandise available to fans 24 hours a day, resulting in incremental sales. For fans, a large selection of artist-specific music and merchandise is readily available in one place, combined with content and community features.

        The ARTISTchannels are typically operated under a contractual arrangement with the artist, under which ARTISTdirect undertakes to design, host and regularly update the ARTISTchannel, to promote the ARTISTchannel via the ARTISTdirect Network, and to provide a complete electronic commerce solution that includes order and credit card transaction processing, inventory management and warehousing, order fulfillment, and online and toll-free telephone customer service. The artist agreements further provide that the artists share in the various types of revenue generated by their sites, including from sales of music and other products, as well as from advertising. The ARTISTchannels are accessible directly using their specific Web site addresses, or through the ARTISTdirect home page or the UBL. Many artists take an active role in promoting their ARTISTchannels, displaying their Web site addresses in album packaging, in advertising, on merchandise and in fan club communications.

        As broadband technology continues to advance, we expect artists to use their ARTISTchannels as platforms for a broader array of programming, including music videos, live video chats, fan conferences, Webcasts and access to archives of pre-recorded content. We also expect artists to use the databases we are building on their behalf to market new music and merchandise directly to fans and offer those fans benefits for loyalty and active purchasing.

        Based on our recent experience, we generally launch new ARTISTchannels within 3 to 4 months after an agreement has been signed.

        The UBL. The UBL is a music-specific Internet search engine. The UBL serves as a comprehensive resource for music information relating to specific artists, various genres and a wide range of events. The UBL combines content generated by our staff with third-party content either licensed for use on our Web site or accessible using edited links to other Web sites. Users have ready access to artist profiles, music downloads, tour information, contests, Internet radio, Webcasts and other content. The UBL allows users to add or update their own information about their favorite artists. We believe that this process, together with links to other music content sites, has made the UBL one of the most comprehensive databases of bands available on the Web. The UBL currently contains information regarding more than 100,000 artists and contains links to thousands of other music-related sites.

        iMusic. iMusic offers message boards, text chats, video chats, fan conferences and other opportunities for fans to interact with each other and with artists. We host a regular series of artist chats and conferences, providing users with the opportunity to interact and communicate with their favorite artists. We plan to introduce e-mail and personal home page services through iMusic in the near future.

        Digital Music. In October 1999, we added an area within the ARTISTdirect Network devoted to music downloads, originally called DOWNLOADSdirect. We provide users with a selection of downloads both free and paid, chosen by our editorial staff. Some of these downloads are made available to us on an exclusive basis from artists. In addition, users can stream promotional tracks, listen to Internet radio stations and have access to a variety of audio tools to locate, organize and manage a digital music collection.

        ARTISTdirect Superstore. The ARTISTdirect Superstore is a retail center for leading brands and artists, offering recorded music and related merchandise. The ARTISTdirect Superstore offers a wide selection of music titles and merchandise for a broad range of artists, including those with an ARTISTchannel who want to reach a broader audience of music consumers.

        ARTISTtv. In September 1999, we added ARTISTtv to the ARTISTdirect Network. ARTISTtv is a site for broadband programming on the ARTISTdirect Network, offering artist-related video material.

        ARTISTDIRECT AGENCY

        The ARTISTdirect Agency is a music talent agency that procures live performance and concert touring appearance engagements, and seeks advertising and sponsorship opportunities, for a roster of high-profile artists. In connection with our agency activities, we have conceived, developed, managed and promoted integrated series of live concert tours and festivals, including the Sno-Core Tour, a punk rock winter snowboard lifestyle tour. We believe that our agency services enhance the relationships we have with many of our artists for whom we also host ARTISTchannels. These services also enable us to identify potential sponsorship opportunities for the advertisers with whom we have relationships. We typically receive 10% of the net revenue generated from agency-provided services. For the year ended December 31, 2000, we derived approximately 14% of our revenue from commissions generated by the ARTISTdirect Agency. For the year ended December 31, 1999, we derived approximately 13% of our revenue from commissions generated by the ARTISTdirect Agency.

        KNEELING ELEPHANT RECORDS

        Prior to June 30, 2000, ARTISTdirect managed Kneeling Elephant Records, an independent record label, pursuant to a label agreement with RCA Records. RCA provided all funding for the label and owned the rights to all sound recordings made under artist agreements during the initial three year term of the label agreement. During the term of the agreement, RCA provided overhead advances, funding for artist advances and recording costs and marketing resources for a minimum of three artists per year. Kneeling Elephant found new talent and negotiated contracts, including royalties, advances and artist development, and worked with RCA's marketing, promotion, publicity and sales force to develop a marketing strategy for each album. Manufacturing, packaging and distribution were handled by RCA's affiliated worldwide distribution network. Kneeling Elephant participated on a royalty basis in the proceeds of the albums recorded during the term. The label agreement terminated in June 2000 and the artists signed to the label remained with RCA upon the label agreement termination. We are currently evaluating a plan to continue with the record label business, in which case, we will be responsible for signing new artists and funding the label's future operations unless we are able to enter into a third party funding arrangement, such as we had with RCA.

        For the year ended December 31, 2000, we derived approximately 1% of our revenue from our Kneeling Elephant Records label. For the year ended December 31, 1999, we derived 8% of our revenue from our Kneeling Elephant Records label.

BUSINESS RELATIONSHIPS

        In November and December 1999, we entered into strategic relationships with four of the five major music companies: Universal Music Group, Inc., BMG Entertainment, Sony Music, and AOL-Time Warner. We also entered into a strategic relationship with an affiliate of Cisneros Television Group, a leading pay television content provider in Latin America. These relationships generally provide for the licensing of content by ARTISTdirect, cooperative marketing and other related features and have a term of two to three years.

        In December 1999, we entered into an eighteen-month co-marketing agreement with ABC News Internet Ventures, an affiliate of The Walt Disney Company. Under the agreement, we provide distribution on the ARTISTdirect Network of selected content developed by Wall of Sound, a music-oriented web site owned and operated by ABC News Internet Ventures, and selected content developed by us is distributed in the music area of the GO Network (http://wallofsound.go.com). Each party's selected content may contain links back to its Web site. Over the term of the agreement, should one party receive traffic from the other party's site significantly in excess of the traffic it directs to the other party's site, the agreement provides for the delivery of advertising inventory to compensate for the shortfall.

        In November 1999, we entered into a strategic alliance agreement and a three-year programming license agreement with CHUMcity International Ltd., a member of the CHUM group. The strategic alliance agreement contemplates that the parties will collectively produce a series of music events which they will jointly own and exploit. Under the programming license agreement, we are allowed access to CHUM's music library for exploitation over the Internet. This license is not exclusive and is subject to limitations imposed by CHUM's existing obligations to third parties. We are paying CHUM a fixed license fee over the term of the programming license agreement.

INFRASTRUCTURE AND OPERATIONS.

        TECHNOLOGY

        Our infrastructure is designed to be integrated, scalable, reliable and secure. The software that we use supports the acquisition, management and publication of content on our Web sites.

        Our Web sites and servers for content, applications, database and electronic commerce are currently hosted at Level(3) Communications in Los Angeles, California, and at Digex, Inc. in Cupertino, California, under either co-location or managed server agreements. Some of our digital content is hosted by Akamai in San Diego, California. Our operations depend on these companies' ability to protect their systems against fire, power loss, telecommunications failure, break-ins and other events. These companies provide comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week. All Web sites, servers, and systems are monitored continuously. Backups are performed daily. Weekly backups are stored at a remote location.

        ORDER PROCESSING AND FULFILLMENT

        Our Web sites include an ordering system that is designed to facilitate convenient online purchasing of pre-recorded music and merchandise. Customers can add items to their "shopping cart" while surfing our Web sites. At any time they can securely "checkout", at which time they need to register (if they are new customers), or enter a username and password to retrieve previously saved billing, shipping and credit card information. We verify orders submitted for credit card payment for fraud detection and sufficient funds before we release them for fulfillment. We also accept alternative modes of payment, such as checks and money orders. Credit card numbers are encrypted, and all customer, commerce and transactional data are stored in secure databases protected by firewalls. The transmission of information over the Internet uses Secure Socket Layer security technology verified by VeriSign.

        Alliance Entertainment. In August 1998, we entered into a five-year agreement with Alliance Entertainment Corp. to be our primary supplier of music and music-related information for our ARTISTdirect Superstore. Alliance owns the All Music Guide, a comprehensive source of artist and album information that is supplied to our users primarily through its integration into the UBL. Alliance fulfills compact discs ordered by our customers and we pay Alliance the wholesale cost plus a fulfillment fee. In addition, Alliance has provided warehouse space for our music-related merchandise that allows the consolidated shipping of customer orders for both music and merchandise. We have integrated our order processing system with Alliance's information systems to assist in fulfillment tracking, inventory management and customer service.

        We maintain very low levels of inventory. Almost all of the music titles available for sale on our Web sites are purchased by us from inventory held by Alliance. Similarly, almost all of the music-related merchandise available for sale is the inventory of the artist. We take physical title to the product at the time of shipment and have ultimate credit and collection risk.

        Giant. We entered into a four-year agreement with Giant Merchandising in April 1999 to supply merchandise on a wholesale basis for both our ARTISTchannels and the ARTISTdirect Superstore. We believe that our inventory management and distribution strategy allows us to offer extensive selection while avoiding the high fixed costs and capital requirements associated with owning and warehousing product inventory as well as the operational effort integral to shipping and delivery.

        We depend on Alliance, Giant, SMI Promotional Apparel and several other vendors for timely shipment of products purchased through our Web sites. Alliance currently provides fulfillment services for our ARTISTchannels pursuant to an oral agreement that Alliance may terminate at any time. If we are unable to renew our agreements with these suppliers when they expire, on favorable terms or at all, or if Alliance ceases to provide fulfillment services for our ARTISTchannels, our business could be adversely affected.

        CUSTOMER SERVICE

        We have established an in-house customer service operation currently operating five days per week from 8 a.m. to 5 p.m. Pacific time to respond to customer inquiries, orders and other requests made by phone, fax, e-mail and regular mail. As of December 31, 2000, we employed 23 full-time employees in customer service operations.

SALES AND MARKETING

        ADVERTISING SALES

        We sell advertising and sponsorships to a variety of advertisers seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network. This advertising may take the form of banner ads or sponsorship of specific content areas. Because the ARTISTdirect Network is comprised of a large number of distinct Web sites, advertisers may choose a broad run-of-network campaign or one that is highly targeted based upon the demographics of a particular section within a single site or a grouping of sites. Placement and pricing are negotiated based upon the size of the target audience and the duration and intensity of the campaign desired by the advertiser. Our strategy is to expand the number of advertisers using the ARTISTdirect Network and increase the number of product and service categories represented by these advertisers.

        We derive a significant portion of our revenue from the sale of advertising. For the years ended December 31, 1999 and 2000, advertising represented 28% and 29% of revenue, respectively. Intel Corporation accounted for 25% of our advertising revenues for the year ended December 31, 1999. Pringles, a division of Procter & Gamble, accounted for 11% and Universal Music Group accounted for 16% of our advertising revenue for the year ended December 31, 2000, respectively. No other advertiser accounted for more than 10% of our advertising revenue in the years ended December 31, 1999 and 2000. As of December 31, 2000, we employed a direct sales force of 13 people in Los Angeles, New York and Chicago.

        MARKETING AND PROMOTION

        We use a number of methods to create awareness of the ARTISTdirect Network and drive traffic to our Web sites. We have focused much of our online advertising on specific artists, contests, promotions and other events designed to attract interest to our sites. We have also used print and radio advertising to create brand awareness for ARTISTdirect and to promote special events taking place on the ARTISTdirect Network. In addition, we participate in the sponsorship of live music and other industry events that provide prominent visibility for either ARTISTdirect or the UBL and maintain a public relations program to generate press coverage and speaking engagements for our senior executives.

        We also use e-mail direct marketing to communicate with registered users of the ARTISTdirect Network. Campaigns have included direct notification of special merchandise offers, live artist chats, music downloads and non-scheduled live performances. As we continue to build our user databases, we expect to expand the use of e-mail direct marketing to facilitate user retention and create loyalty and affinity programs.

COMPETITION

        The market for the online promotion and distribution of music and music-related products and services is new, highly competitive and rapidly changing. The number of Web sites competing for the attention and spending of consumers and advertisers has increased, and we expect it to continue to increase, because there are few barriers to entry to Internet commerce. In addition, the competition for advertising revenue, both on Web sites and in more traditional media, is intense. We believe that there are more than 100 music retailing Web sites. We compete as follows:

        - for music consumers, advertisers and, to a lesser extent, artist relationships, with providers of music information, community and content such as MTVi, Launch Media, MP3.com, EMusic, and various other companies;

        - with major online music retailers such as Amazon.com and CDnow in selling music and merchandise;

        - for music consumers and advertisers with online "portals" which have music-oriented sites, including America Online and Yahoo!;

        - for music consumers and artist relationships with traditional music industry companies, including BMG Entertainment, a unit of Bertelsmann AG, EMI Music, a unit of EMI Group, Sony Music Entertainment, a unit of Sony Corporation, Warner Music Group, a unit of AOL-Time Warner, and Universal Music Group, a subsidiary of Vivendi Universal. Some of these companies have recently established online presences to promote and distribute the music and tours of their respective artists;

        - for music consumers and advertisers with publishers and distributors of traditional media, such as television, radio and print, including MTV, CMT, Rolling Stone and Spin and their Internet affiliates; and

        - with traditional retailers targeting music consumers, including Tower Records and Virgin Megastore and their Internet affiliates, in selling music and merchandise.

        Some of our competitors have agreed to work together to offer music over the Internet, and we may face increased competitive pressures as a result. For example, Universal Music Group and BMG Entertainment have formed a joint venture to operate getmusic.com, an online music site combining programming and e-commerce.

        We believe that we compete primarily on the bases of:

        - the popularity, quality and variety of our ARTISTchannels, including our ability to attract well-known artists;

        - the breadth and quality of the UBL database and the community features of iMusic;

        - the variety, availability and price of music-related merchandise on our sites;

        - the ease of use and consumer acceptance of the ARTISTdirect Network;
          and

        - the ability to effectively promote our brands.

        Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages to us, including:

        - longer operating histories;

        - significantly greater financial, technical and marketing resources;

        - greater brand name recognition;

        - larger existing customer bases; and

        - more popular content or artists.

        These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products or services than we can. Web sites maintained by our existing and potential competitors may be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to ours. In addition, we may not be able to maintain or increase our Web site traffic levels, purchase inquiries and number of click-throughs on our online advertisements. Further, our competitors may experience greater growth in these areas than we do. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could harm our business.

GOVERNMENTAL REGULATION

        The laws and regulations that govern our business change rapidly. Although our operations are currently based in California, the United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

        CONTENT REGULATION

        Federal, state and foreign governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us or placed on our Web sites violates these regulations.

        PRIVACY LAW

        Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues. In late 1998, the Children's Online Privacy Protection Act, or COPPA, was enacted, mandating that measures be taken to safeguard minors under the age of 13. The FTC promulgated regulations implementing COPPA on October 21, 1999 which became effective on April 21, 2000. The principal COPPA requirement is that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology. The FTC final regulations create a "sliding scale" of permissible methods for obtaining such consent. Consent for internal use of the individually identifiable information of children under the age of 13 can be obtained through e-mail plus an additional safeguard, such as confirming consent with a delayed e-mail, telephone call, or letter. Obtaining verifiable consent from a child's parent to share that child's information with a third party or enable the child to publicly distribute the information by, for example, allowing unrestricted access to a chat room or message board is significantly more burdensome.

        The FTC has required that parental consent for such higher risk activities be verified by more secure methods than e-mail, such as a credit card in connection with a transaction, print-and-sign forms, toll-free numbers staffed by trained operators, or digital signatures. Complying with the new requirements will be costly and will likely dissuade some percentage of our customers. While we plan to be fully compliant with the FTC requirements by the time they become effective, our efforts may not be successful. In addition, if implementing a system to adequately verify parental consent is too expensive, we may not be able to provide our services to children under the age of 13, which may adversely affect our business. Requiring parental consent from children under the age of 13 may drive them to use different Internet sites for their music needs, which may adversely affect our business. If our methods of obtaining parental consent are inadequate, we may face litigation with the FTC or individuals, which would adversely affect our business.

        SALES TAX

        The tax treatment of goods sold over the Internet is currently unsettled. We collect sales taxes for goods shipped to California and Florida. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. Recently, though, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. However, the tax moratorium may not continue. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce, which could adversely affect our business.

        ONLINE CONTESTS AND SWEEPSTAKES

        We conduct online promotional contests and sweepstakes. No purchase is necessary to participate. Our official rules, with all material terms, conditions of eligibility, dates of participation, methods of entry and limitations, if any, along with the odds and prize offerings, are posted on our Web sites. In order to comply with New York and Florida state law, our prizes are limited in value to less than $5,000, or we comply with those states' registration and bonding requirements. While we attempt to comply with the law of all fifty state jurisdictions, we may not be uniformly successful, and foreign jurisdictions may attempt to regulate or ban our promotional contests. In that event, we could lose an effective tool for increasing and keeping visitors to our Web site, and our business could be adversely affected.

INTELLECTUAL PROPERTY

        OUR PROPRIETARY RIGHTS

        Copyrighted material that we develop, as well as our service marks and domain names relating to the ARTISTdirect, UBL or iMusic brands and other proprietary rights are important to our business prospects. We seek to protect our common-law trademarks through federal registration, but these actions may be inadequate. Where consultants develop copyrighted content for us, our general policy is to use written agreements prior to content creation to obtain ownership of that content. In addition, we principally rely upon trademark, copyright, trade secret and contract law to protect our proprietary rights. We generally enter into confidentiality agreements, "work-made-for-hire" contracts and intellectual property licenses with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our technologies, content and other proprietary information.

        Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose or use our customer lists, Web site content, service marks, domain names or confidential commercial data. The steps that we have taken may not prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights at all, or as fully as in the United States. If third parties were to use or otherwise misappropriate our copyrighted materials, trademarks or other proprietary rights without our consent or approval, our competitive position could be harmed, or we could become involved in costly and distracting litigation to enforce our rights.

        OUR WEB SITES FEATURE CONTENT THAT IS COPYRIGHTED BY MULTIPLE THIRD-PARTIES

        A copyright gives the owner divisible rights, including those of performance, reproduction and distribution. The music featured by us is typically comprised of copyrighted works owned, controlled or administered by multiple third parties, including record labels, artists, songwriters, music publishers and performance rights and licensing organizations such as The Harry Fox Agency, Broadcast Music Inc. and the American Society of Composers, Authors and Publishers. Each song often has multiple copyright owners, who control rights which may include performance, reproduction and distribution rights in the "musical composition" comprised of the lyrics and music, as well as with the "sound recording" of the artist's interpretation of the "musical composition." In the case of music videos, there are separate copyrights to the visual content. We, or our artists, may have different licensing arrangements with some or all of these parties to perform, reproduce and distribute works depending upon how the song or music video is used by us.

        Our Web sites, depending upon the specific musical work, may offer audio streaming of part or all of an entire song or "webcasting," or the downloading of an entire song in MP3 or other compressed audio formats. Full-length streaming only occurs in special instances after obtaining an oral license from the record label or band manager for the "sound recording." In that case, an ASCAP or BMI blanket music license is also obtained by us or by our artists for rights to perform the associated underlying "musical composition." Where we offer full-length downloads of songs in MP3 or other compressed audio formats, we seek to obtain the rights to transmit, reproduce and perform the "sound recording" in writing from the person or entity owning or controlling copyrights in such "sound recording." With respect to rights in the "musical compositions" embodied in such "sound recordings" offered for download, ARTISTdirect seeks to clear rights in musical composition in one of the following three ways:

        - a license agreement with the publisher, writer or other owner of such copyright in the "musical composition";

        - a waiver of any fees or royalties that would otherwise be required for such use; or

        - a representation and warranty from the owner of the copyrights in the "sound recording" that no mechanical royalties are owed to any third parties.

        In the event that the foregoing steps are insufficient to clear rights, or we otherwise fail to obtain rights, we could be exposed to claims of copyright infringement, with attendant disruption to our operations and liability including potential statutory or actual damages and loss of profits attributable to infringement, plus payment of attorneys' fees and entry of an injunction.

        There are other situations, such as a limited 30-second sample of a song that is "streamed," where we use content without a license because we do not believe that one is required. However, the laws in this area are uncertain, and we may be forced to obtain such licenses or may be prevented from third party content use, and may further be liable to pay actual or statutory damages, profits attributable to any alleged infringement, as well as attorneys' fees. Our licensing arrangements for third-party content vary from formal contracts to informal agreements based on the promotional nature of the content. In some cases we pay a fee to the licensor for use of the "sound recording," "musical composition" or music video and in other cases the use is free. We also use other third-party content, including photographs, artist names, likenesses and concert reviews. While it is our general policy to obtain a written release or license for such use, in many instances we rely only upon an oral license for such use. We rely upon our positive working relationships with copyright owners to obtain licenses on favorable terms. Any changes in the nature or terms of these arrangements, including any requirement that we pay significant fees for the use of the content, could have a negative impact on the availability of content or our business.

        LINKING AND FRAMING OF THIRD-PARTY WEB SITES

        We link to and "frame" third-party Web sites of our artists without express written permission to do so. Those practices are controversial, and have, in instances not involving us, resulted in litigation. Various claims, including trademark and copyright infringement, unfair competition, and commercial misappropriation, as well as infringement of the right of publicity may be asserted against us as a result. The law regarding linking and framing remains unsettled; it is uncertain as to how existing laws, especially trademark and copyright law, will be applied by the judiciary to the Internet. Also, Congress is increasingly active in passing new laws related to the Internet, and there is uncertainty as to the impact of future potential laws, especially those involving domain names, databases and privacy.

        DEFAMATION OR CONTRIBUTORY INFRINGEMENT

        Our Web sites feature live "chat," or interactive on-line discussion groups made up of our customers. We do not censor such comments in advance and it is possible that a customer could use our Web sites as a forum to make false, misleading or disparaging remarks about others. Such on-line comments could lead to claims for defamation or infringement. Separately, our Web sites allow consumers to use our personal Web publishing tools to post samples of their works. Such postings could be misused to post unlicensed copyrighted content of others. We have obtained limited safe-harbor protection under the recently-enacted Digital Millennium Copyright Act against liability for infringing material of which we do not have control and knowledge.

EMPLOYEES

        As of December 31, 2000, we had 211 full-time employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

RISK FACTORS

        You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS

        IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS BECAUSE WE HAVE A LIMITED OPERATING HISTORY.

        We were formed in August 1996. We acquired the UBL in July 1997, launched our first ARTISTchannel in September 1997, acquired iMusic in February 1999 and acquired Mjuice.com, Inc. in August 2000. We have been operating all of these sites as an integrated network since July 1999 or acquisition date, if later. Our limited operating history, particularly as an integrated network of Web sites, makes it difficult to evaluate our current business and prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential are unproven, and our business model is constantly evolving. Because the Internet is constantly changing, we may need to modify our business model to adapt to these changes.

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

        WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE LOSSES AND NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE.

        To date, we have not been profitable on an annual basis and have incurred accumulated losses of approximately $123.9 million as of December 31, 2000. For the years ended December 31, 1999 and 2000, we incurred net losses of approximately $57.8 million and $59.3 million, respectively, which represented approximately 563% and 274%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for at least the new future. We will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will be unable to continue our operations.

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

        - aggregate our target demographic group of 13 to 34 year-old active music consumers;

        - offer advertisers the means to effectively target their advertisements to our audience;

        - accurately measure the size and demographic characteristics of our audience;

        - maintain key advertising relationships; and compete for advertisers with Internet and traditional media companies.

        Our failure to achieve one or more of these objectives could impair our ability to increase advertising revenue, which could adversely affect our business. In addition to the above factors, general economic conditions, as well as economic conditions specific to online advertising, electronic commerce and the music industry, could affect our ability to increase our advertising revenue. In particular, the growth of online advertising has recently declined, which has had, and in the future may continue to have, a significant adverse effect on our revenue from online advertising.

        IF WE DO NOT GENERATE INCREASED REVENUE FROM ONLINE PRODUCT SALES, OUR GROWTH WILL BE LIMITED AND OUR BUSINESS WILL BE ADVERSELY AFFECTED.

        If we do not generate increased revenue from sales of online products, our growth will be limited and our business will be adversely affected. To generate significant online product revenue, we will have to offer music and related merchandise that appeal to a large number of online consumers. We also will have to continue to create online communities that are conducive to electronic commerce, maintain a sufficiently robust and scalable electronic commerce platform and increase our order fulfillment capability. Since our target market includes Internet users below the age of 18, and these users have limited access to credit cards, our ability to capture online product revenue from this group may be limited. If we are not successful in meeting these challenges, our growth will be limited and our business will be adversely affected.

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

        WE DEPEND UPON ARTISTS TO ATTRACT ADVERTISERS AND GENERATE ELECTRONIC COMMERCE REVENUE.

        We believe that our future success depends in part on our ability to maintain our existing artist agreements and to secure additional agreements with artists. Our business would be adversely affected by any of the following:

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

        Most of our current artist contracts have a term of three years. Upon expiration, artists may not renew these contracts on reasonable terms, if at all. If artists decide to remove their online stores from the ARTISTdirect Network when their agreements terminate, we may be unable to recoup our costs to develop, operate and promote the sites. Of the 112 ARTISTchannel contracts we had as of December 31, 2000, 9 will expire in 2001, 66 will expire in 2002 and 37 will expire in 2003. In addition, as of December 31, 2000, we did not have signed contracts for 23 of the 125 ARTISTchannels that we operate.

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

        OUR MARKET IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST OUR CURRENT AND FUTURE COMPETITORS.

        The market for the online promotion and distribution of music and related merchandise is highly competitive and rapidly changing. We estimate that there are currently over 100 Web sites that promote and distribute music and related merchandise. The number of Web sites competing for the attention and spending of consumers, advertisers and users has increased, and we expect it to continue to increase because there are few barriers to entry to Internet commerce.

        We face competitive pressures from numerous actual and potential competitors. Our competitors include MP3.com, Launch Media, Amazon.com, CDnow, MTVi, major Internet portals and traditional music companies. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Some of our competitors have announced agreements to work together to offer music over the Internet, and we may face increased competitive pressures as a result. Many of our current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages relative to us, including:

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

        We rely to a large extent on timely distribution by third parties. We currently rely substantially on one vendor, Alliance Entertainment, to fulfill and distribute our orders for music and related merchandise. During the years ended December 31, 2000 and 1999, virtually all of our orders for music and related merchandise were fulfilled by Alliance. Our agreement with Alliance covers fulfillment services for sales under the ARTISTdirect Superstore, but does not cover fulfillment services for our ARTISTchannels. Although Alliance has been fulfilling orders for music and related merchandise from the ARTISTchannels on the same terms as orders from the ARTISTdirect Superstore, Alliance may terminate the ARTISTchannel arrangement at any time.

        We purchase almost all of our compact discs from Alliance and a substantial portion of our other music-related merchandise from Giant Merchandising, SMI Promotional Apparel and several other vendors. During the year ended December 31, 2000, we purchased approximately 92.7% of the dollar volume of our compact discs from Alliance, and we obtained approximately 26.3% of the dollar volume of our other music-related merchandise from Giant Merchandising and approximately 11.9% from SMI Promotional Apparel. Our business could be significantly disrupted if Alliance, Giant or SMI Promotional Apparel were to terminate or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Giant or SMI Promotional Apparel are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms in a timely manner, or at all.

        WE DEPEND ON THIRD PARTY INVENTORY AND FINANCIAL SYSTEMS AND CARRIER SERVICES.

        Because we rely on third parties to fulfill orders, we depend on their systems for tracking inventory and financial data. If our distributors' systems fail or are unable to scale or adapt to changing needs, or if we cannot integrate our information systems with the systems of any new distributors, we may not have adequate, accurate or timely inventory or financial information. We also rely on third-party carriers for shipments to and from distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers' ability to provide delivery services to meet our distribution and shipping needs. In the past, both we and Alliance have occasionally experienced an unusually high volume of orders, which resulted in shipping delays to our customers. These delays did not have a material adverse effect, however, our failure to deliver products to our customers in a timely and accurate manner in the future could harm our reputation, our relationship with customers, the ARTISTdirect brand and our results of operations.

        OUR BUSINESS IS SUBJECT TO SEASONALITY, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

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

        WE MAY BE SUBJECT TO SYSTEM DISRUPTIONS, WHICH COULD REDUCE OUR REVENUE.

        Our ability to attract and retain artists, users, advertisers and merchants depends on the performance, reliability and availability of our Web sites and network infrastructure. The maintenance and operation of substantially all of our Internet communications hardware and servers have been outsourced to the facilities of Digex and Level(3) Communications. We have periodically experienced service interruptions caused by temporary problems in our own systems or software or in the systems or software of these third parties. While we are implementing procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time.

        In addition, under our agreement with Digex it is not liable to us for any damage or loss it may cause to our business, and we may be unable to seek reimbursement from it for losses that it causes. Our users also depend on third party Internet service providers and Web site operators for access to our Web sites. These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures in the future which are unrelated to our systems, but which could nonetheless adversely affect our business.

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

        WE HAVE A CONTINGENT LIABILITY AS THE RESULT OF A RESCISSION OFFER WE INTEND TO MAKE DUE TO OUR ISSUANCES OF SECURITIES IN VIOLATION OF SECURITIES LAWS.

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

        As a result, we plan to make a rescission offer to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to California securities law. In the rescission offer, we will offer to repurchase from these persons all shares issued to these persons pursuant to option exercises by these persons before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for these issued shares, plus interest at the rate of 7% per year from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement. Based upon the number of options exercised through December 31, 2000, and assuming that all such issued shares are tendered in the rescission offer, the out-of-pocket cost to us would be approximately $2.2 million, plus interest.

        In addition, we will also offer to repurchase all unexercised options issued to these persons at 20% of the option exercise price times the number of option shares, plus interest at the rate of 7% per year from the date the options were granted. Based on the number of options outstanding as of December 31, 2000, and assuming that none of these options are exercised prior to the end of the rescission offer, and, further, that all such options are tendered in the rescission offer, the cost to us in repurchasing such options would be approximately $7.8 million, plus interest.

        The Securities Act does not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock, which was not registered under the Securities Act as required. Accordingly, should any offerees reject the rescission offer, we may continue to be contingently liable under the Securities Act for the purchase price of their shares and options which were not issued in compliance with the Securities Act or California securities laws. In this case, based on the number of shares and options issued as of December 31, 2000, and assuming that all options are exercised, we could be liable for a total amount of up to $41.1 million plus interest. However, in such case we would receive a total amount of up to $38.9 million in proceeds from the exercise of options, which could be used to offset our liability. As of the date of this report, we are not aware of any claims for rescission against us. If we are required to repurchase all of the shares subject to the rescission offer or if we incur any other liability with respect to rescission claims, our operating results and liquidity during the period in which such repurchase or liability occurs could be adversely affected.

RISKS RELATED TO OUR INDUSTRY

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

        OUR STOCK MAY BE DELISTED FROM THE NASDAQ EXCHANGE.

        We have received notice from Nasdaq that our shares of common stock will be delisted from the NASDAQ National Market and have received a hearing date of April 12, 2001 with Nasdaq regarding its decision to delist our shares. While we believe our common stock will continue to be listed on the NASDAQ National Market during the pendency of such hearing process, we cannot assure you that our shares will not be delisted after the conclusion of the hearing process. Such delisting or a prolonged decline in the price of our stock may reduce the liquidity of our stock and adversely impact our ability to execute our business plan. If our shares are delisted from the NASDAQ National Market, we expect that our shares will trade on the OTC Bulletin Board.

ITEM 2. PROPERTIES

        Our principal corporate offices are located in Los Angeles, California where we lease approximately 64,000 square feet under a lease that expires in 2010. In addition, we currently lease approximately 1,400 square feet for our New York sales office under a lease that expires in November 2002 and lease approximately 3,500 square feet for our San Francisco office under a lease that expires in May 2002. We expect that our current space will accommodate our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

        ARTISTDIRECT's common stock is listed for quotation on the Nasdaq National Market under the symbol "ARTD." The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by Nasdaq since our initial public offering which was completed in March 2000:

        2000                                                             HIGH    LOW
        ----                                                             ----    ---
        Second Quarter.................................................  $8.25   $2.75
        Third Quarter..................................................   3.875   1.125
        Fourth Quarter.................................................   1.50    0.3438

On March 15, 2001, the closing sale price for our common stock as reported by Nasdaq was $0.7812.

HOLDERS

As of March 15, 2001, there were 130 holders of record of our common stock.

DIVIDENDS

We have never paid any cash dividends on our common stock and we have no current plans to do so.

SALES OF UNREGISTERED SECURITIES

        None.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data with respect to ARTISTDIRECT's consolidated statements of operations for the years ended and consolidated balance sheets as of December 31, 2000, 1999, 1998, 1997 and 1996 are derived from the audited Consolidated Financial Statements of the company. The following information should be read in conjunction with the Consolidated Financial Statements of the company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

TABLE OF SELECTED FINANCIAL DATA                        FISCAL YEAR ENDED DECEMBER 31
                                             --------------------------------------------------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             1996       1997        1998        1999           2000
                                             ----      ------      ------      -------       --------
Net Sales or Operating Revenues .....        $ --      $1,888      $4,582      $ 10,274      $ 21,676
Loss from continuing operations .....          28         460       6,318        57,804        59,308
Loss from continuing operations
  per common share ..................          --          --          --          1.71(1)       2.68
Total Assets ........................         173         314       3,412        98,600       118,505
Long term obligations and redeemable
   preferred stock (including long
   term debt, capital leases, and
   redeemable preferred stock as
   defined in Rule 5-02.28 of
   Reg S-X) ........................          --          --       5,135       112,390        12,308

(1) The loss from continuing operations per common share is for the period from October 1, 1999 through December 31, 1999. The Company was merged into a
     C corporation on October 6, 1999. Consequently, there is no loss per share before that date as the Company was an LLC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion should be read in conjunction with our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        We are an online music company that connects artists directly with their fans worldwide. We provide music entertainment through our ARTISTdirect Network, an integrated network of Web sites offering multi-media content, music news and information, community around shared music interests, and music-related commerce. As of December 31, 2000, ARTISTdirect featured 125 unique, artist-owned ARTISTchannels, and had signed agreements to launch channels with an additional 11 artists. The ARTISTdirect Network also features the UBL, a music search engine on the Web, iMusic, a popular online community where fans exchange music interests and commentary and Digital Music, a feature that allows users to download music, both free and paid, stream promotional tracks and listen to Internet radio stations on the ARTISTdirect Network. We also operate a music talent agency, the ARTISTdirect Agency. Prior to June 30, 2000, we also managed a traditional record label, Kneeling Elephant Records, which we no longer operate.

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

        In February 1999, ARTISTdirect acquired all of the outstanding capital stock of iMusic, Inc. The purchase consideration for iMusic was approximately $2.5 million, including $110,000 in cash, a redeemable put option valued at approximately $2.2 million and the assumption of approximately $180,000 in liabilities. The acquisition was accounted for as a purchase. The purchase price has been largely allocated to goodwill, which is being amortized over five years.

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

        In July 1999, we officially launched the ARTISTdirect Network, integrating the UBL and iMusic Web sites with our ARTISTchannels. Since 1997, our revenue mix has shifted from primarily agency commissions and record label revenue to electronic commerce revenue and online advertising; however, given the recent industry-wide decrease in amounts spent on online advertising, we do not know if this trend will continue.

        In August 2000, ARTISTdirect acquired all of the outstanding capital stock of Mjuice.com, Inc. The total purchase consideration for Mjuice.com was approximately $5.1 million. The acquisition was accounted for as a purchase. The purchase price has been largely allocated to goodwill, which is being amortized over five years.

        ARTISTdirect has incurred cumulative net losses of $123.9 million from inception to December 31, 2000 of which approximately $48.5 million represented stock-based compensation expense. While we expect our net losses to decrease in the future, we do not expect to become profitable in the near future, and cannot assure you that we will ever achieve profitability. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as electronic commerce. See "Risk Factors" beginning on page 14 for a more complete description of the many risks we face. Our business is evolving rapidly, and therefore we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of future performance.

        On October 6, 1999, ARTISTdirect, LLC merged into ARTISTdirect, Inc. Before that time, we operated as a group of limited liability companies and did not incur federal and state income taxes, other than iMusic, which is a Washington corporation that we acquired in February 1999. Federal and state income taxes attributable to income during such periods were incurred and paid directly by the members. Accordingly, no discussion of income taxes is included in "Results of Operations" beginning on page 29. Any tax benefit attributable to losses generated before our conversion will not be available to us. As a Delaware corporation, we are fully subject to federal and state income taxation.

        REVENUE

        We generate revenue from the ARTISTdirect Network, the ARTISTdirect Agency, and, prior to June 30, 2000, also generated revenue from Kneeling Elephant Records. Substantially all of our revenue is generated in cash. Trade and barter revenue represented approximately 1% of our revenue for the year ended December 31, 2000 and less than 1% for the year ended December 31, 1999.

        Revenue from the ARTISTdirect Network consists primarily of online product sales and advertising revenue as described below:

        - Revenue from online product sales includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through our ARTISTchannels and the ARTISTdirect Superstore. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our online product sales in December have, on average, been higher than in other months. We believe that this trend may continue for the foreseeable future. For the years ended December 31, 2000 and 1999, online product sales revenue constituted approximately 56% and 51%, respectively, of our total net revenue for those periods.


        - Advertising revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to three months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of ARTISTdirect remain and collection of the resulting receivable is probable. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorships of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. For the years ended December 31, 2000 and 1999, advertising revenue constituted approximately 29% and 28%, respectively, of our total net revenue for those periods.

        Revenue from the ARTISTdirect Agency consists primarily of commissions generated on tour and event bookings of artists represented by the agency. Agency commission revenue is recognized at the time the artist gets paid. Agency commission revenue fluctuates depending on touring schedules of major artists represented by the agency. Touring schedules are subject to seasonality, with summer typically being a more active period. For the years ended December 31, 2000 and 1999, commission revenue constituted approximately 14% and 13%, respectively, of our total net revenue for those periods.

        Prior to June 30, 2000, revenue from Kneeling Elephant Records was generated from overhead advances and from royalties earned on albums sold by artists signed to the label. We recognized royalties at the time the releases were shipped to the retailer. Reserves were established for possible returns.

        During the year ended December 31, 2000, Pringles, a division of Procter & Gamble, accounted for 11% and Universal Music Group accounted for 16% of the Company's advertising revenue.

        During the fourth quarter of 2000 and the first quarter of 2001, we laid off 105 employees. We expect this to help us decrease our net loss and conserve our cash resources given prevailing market conditions.

        We have received notice from Nasdaq that our shares of common stock will be delisted from the NASDAQ National Market and have received a hearing date of April 12, 2001 with Nasdaq regarding its decision to delist our shares. While we believe our common stock will continue to be listed on the NASDAQ National Market during the pendency of such hearing process, we cannot assure you that our shares will not be delisted after the conclusion of the hearing process. Such delisting or a prolonged decline in the price of our stock may reduce the liquidity of our stock and adversely impact our ability to execute our business plan.

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

        In connection with the amortization of vendor warrants and ARTISTchannel stock options granted through December 31, 2000, we recorded non-cash compensation expense of approximately $7.5 million for the year ended December 31, 2000 and approximately $1.8 million for the year ended December 31, 1999. We may grant additional equity instruments in the future related to ARTISTchannels. Due to these equity grants, we expect to record substantial non-cash compensation expense into the foreseeable future.

        OPERATING EXPENSE

        Web Site Development. Web site development expense consists primarily of expenses required to design and develop our Web sites and underlying technology infrastructure. These expenses primarily include payments to third-party service vendors and personnel costs.

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

        Amortization of Stock-based Compensation. We recorded a total of $39.2 million of stock-based compensation expense for the period from inception through December 31, 2000 in connection with equity granted to employees, directors, professional firms, artists and advisors during this period. We recorded amortization of stock-based compensation expense of $5.1 million and $30.3 million during the years ended December 31, 2000 and 1999. We anticipate granting additional equity securities in the future to employees, directors and artists.

        The Company is currently anticipating initiating a rescission offer during the second quarter of 2001 with respect to options and shares of its common stock issued prior to its initial public offering. To the extent that employees holding options, subject to the rescission offer, accept the offer, the Company will record compensation expense for such payments, which could be significant. The amount of expense recorded for the repurchase of unexercised stock options from employees shall be the sum of the intrinsic value at the original measurement date (less any expense related to the intrinsic value recorded up to the acceptance of the rescission offer) and the amount of cash paid to the holder that exceeds the lesser of the intrinsic value at the original measurement date or immediately prior to settlement. The amount of expense that shall be recorded for the repurchase of unexercised non-employee options shall be the difference between the amount paid for each option and the fair value of the options on the date the repurchase offer is accepted. The fair value of the options shall be determined using the Black-Scholes option pricing model over the remaining expected life of the options. Any unamortized expense at the time of repurchase related to the initial grant of the options to the non-employees shall continue to be amortized over the remaining service period related to the original option grants. The Company shall also record as expense for the repurchase of shares issued pursuant to the exercise of options the difference between the cash paid for the repurchase of the shares and the fair value of the shares on the date the repurchase is accepted. The amount of expense will vary depending on the number of individuals that accept the rescission offer and the Company's stock price on the date any rescission is consummated.

        Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of fixed assets and the amortization of acquired intangible assets. The acquisitions of iMusic, Mjuice and the minority interest of the UBL were accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair value on the acquisition dates. Substantially all of the purchase price of these transactions is attributable to the acquired intangible assets. As a result, the aggregate excess purchase price over the net tangible assets to date has been estimated to be $20.6 million and is being amortized over five years, the expected estimated useful life of these assets. These non-cash charges will significantly affect our reported operating results over the next several years.

        INTEREST INCOME AND EXPENSE

        Interest income consists of earnings on our cash and cash equivalents and short-term investments, and interest expense consists of interest associated with short-term borrowings.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

        NET REVENUE

        Net revenue for the year ended December 31, 2000 increased to $21.7 million from $10.3 million for the year ended December 31, 1999, which represented an increase of 111%. The increase was due to increases in online product sales revenues, advertising revenue and agency commission revenue.

        Online product sales revenue for the year ended December 31, 2000, increased 130% to $12.2 million from $5.3 million for the year ended December 31, 1999, primarily as a result of an increase in the number of ARTISTchannels that were operated.

        Advertising and other revenue increased $3.4 million, or 117%, to $6.3 million for the year ended December 31, 2000, from $2.9 million for the year ended December 31, 1999, primarily as a result of an increase in the number of advertisers, increased page views generated by our Web sites plus a significant increase in the number of advertisers, primarily in sales of non-impression based sponsorships.

        Commission revenue from the ARTISTdirect Agency increased from $1.3 million for the year ended December 31, 1999 to $2.9 million for the year ended December 31, 2000, which represented an increase of 126%, due primarily to increased touring activity of the agency's artists.

        COST OF REVENUE

        Direct cost of product revenue. Direct cost of product revenue increased to $10.4 million for the year ended December 31, 2000 from $5.1 for the year ended December 31, 1999, which represented an increase of 104%. This $5.3 million increase corresponded with the increase in online product sales revenue and was primarily attributable to a $3.7 million increase in product and royalty costs payable to our vendors and artists and a $1.6 million increase in transaction costs.

        Other cost of revenue. Other cost of revenue increased to $8.6 million for the year ended December 31, 2000, from $3.4 million for the year ended December 31, 1999, which represented an increase of 155%. This $5.2 million increase was primarily due to increases in Web site hosting and maintenance costs.

        Stock-based compensation. For the year ended December 31, 2000, we recorded non-cash stock-based compensation charges of $7.5 million compared to $1.8 million for the year ended December 31, 1999. The stock-based compensation expense relates primarily to the amortization of the estimated value of the options, using the Black-Scholes method, given to artists in connection with the operation of their stores and is amortized over the life of the associated contract periods. As of December 31, 2000, $11.1 million of unearned compensation remains to be amortized. Of this amount, $6.2 million will be recorded as stock-based compensation expense in 2001, $4.8 million in 2002 and $196,000 in 2003.

        OPERATING EXPENSE

        Web Site Development. Web site development expense increased to $5.4 million for the year ended December 31, 2000, from $1.8 million for the year ended December 31, 1999, which represented an increase of 196%. This increase was primarily attributable to increased fees paid to third party service vendors relating to the continued development of our Web site, as well as an increase in the development costs of programming.

        Sales and Marketing. Sales and marketing expense increased to $25.6 million for the year ended December 31, 2000 from $13.2 million for the year ended December 31, 1999, which represented an increase of 94%. The increase was primarily attributable to a significant increase in our online advertising expenditures, as well as increased offline advertising. We expect the growth rate of sales and marketing expenses to decrease in future periods.

        General and Administrative. General and administrative expense increased to $17.9 million for the year ended December 31, 2000 from $10.3 million for the year ended December 31, 1999, which represented an increase of 73%. This increase was primarily attributable to increases in personnel and related expenses, facilities and outside professional services expenses. We expect the growth rate of general and administrative expense to decrease as we seek to operate more efficiently.

        Amortization of Stock-based Compensation. We recorded stock-based compensation expense of $5.1 million for the year ended December 31, 2000 in connection with stock issuances to employees, directors, professional firms, artists and advisors for promotional services, which represented a decrease of 83% for the comparable period in 1999. Stock-based compensation for the comparable period in 1999 was $30.3 million, primarily in connection with stock issuances to employees, directors and professional firms. The expense during the year ended December 31, 2000 reflected a credit to stock-based compensation of $6.6 million related to stock appreciation rights granted to certain executives of the Company as a result of a reduction in the valuation of the Company's underlying common stock as compared with December 31, 1999. This credit was offset by $11.7 million of amortization of stock-based compensation expense related to options granted to employees, professional firms, artists and advisors.

        Depreciation and Amortization. Depreciation and amortization expense increased to $6.2 million for the year ended December 31, 2000 from approximately $2.5 million for the year ended December 31, 1999, which represented an increase of 149%. This increase was primarily attributable to the amortization of the goodwill associated with the acquisition of iMusic, Mjuice and the minority interest in the UBL, as well as an increase in depreciation of fixed assets and amortization of leasehold improvements.

        INTEREST INCOME AND EXPENSE

        Interest income increased to $6.0 million for the year ended December 31, 2000 from $281,000 for the year ended December 31, 1999, which represented an increase of 2,024%. The increase is due to interest earned on higher cash balances resulting from the proceeds we received from our initial public offering in March 2000 and the Series C redeemable preferred shares issued in December 1999 and January 2000.

        NET LOSS

        Net loss increased to $59.3 million for the year ended December 31, 2000, compared to $57.8 million for the year ended December 31, 1999, which represented an increase of 3%. The increase in the net loss is primarily attributable to a $4.9 million decrease in gross profit due to stock-based compensation related to artist store agreements, a $12.4 million increase in sales and marketing expense, a $7.6 million increase in general and administrative expense and a $3.7 million increase in depreciation and amortization expense, partially offset by a $25.2 million decrease in the amortization of stock-based compensation and a $5.7 million increase in interest income.

FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

        NET REVENUE

        Net revenue increased to $10.3 million in the year ended December 31, 1999 from $4.6 million in the same period of 1998, which represented an increase of approximately 124%. The increase was primarily due to an increase in online product sales revenue to $5.3 million from $1.5 million, reflecting additional ARTISTchannels plus contributions from the ARTISTdirect Superstore. Advertising and other revenue also increased to $2.9 million from $552,000, which represented an increase of approximately 425%, reflecting an increase in the page views generated by our Web sites plus a significant increase in sales of sponsorships. Commission revenue from the ARTISTdirect Agency decreased from $1.9 million to $1.3 million, which represented a decrease of approximately 32%, due primarily to a decrease in the touring activity of the agency's artists.

        COST OF REVENUE

        Direct cost of product revenue increased to $5.1 million in the year ended December 31, 1999 from $1.5 million for the same period of 1998, which represented an increase of 240%. This $3.6 million increase corresponded with the increase in online product sales revenue and was primarily attributable to a related $2.4 million increase in royalties payable to artists and $1.1 million increase in transaction costs. Other cost of revenue increased to $5.1 million in 1999 from $1.0 million in 1998, which represented an increase of 410%. This $4.1 million increase was primarily due to a $2.0 million increase in Web site hosting and maintenance costs and $1.8 million of non-cash expense for the amortization of warrants issued to vendors and options issued to artists and their advisors related to our rights to operate ARTISTchannels. In total, in 1999 we recorded non-cash compensation charges of $15.5 million and such amount will be amortized to cost of revenue over the life of the contract periods associated with the warrants and options. Our overall gross profit margin decreased to 0.3% of net revenue for the year ended December 31, 1999 from 45% of net revenue for the year ended December 31, 1998, due to a higher proportion of online product sales revenue, which has lower gross margin than our other sources of revenue, and the increased costs detailed above.

        OPERATING EXPENSE

        Web Site Development. Web site development expense increased to $1.8 million for the year ended December 31, 1999 from $589,000 for the same period in 1998, which represented an increase of approximately 208%. This increase was primarily attributable to fees paid to third party service vendors relating to the development of the new ARTISTdirect Network Web site, which launched in July 1999.

        Sales and Marketing. Sales and marketing expense increased to $13.2 million for the year ended December 31, 1999 from $1.4 million for the same period in 1998, which represented an increase of approximately 846%. The increase was primarily attributable to a significant increase in online and offline advertising, promotion and sponsorship. In addition, personnel and related expenses increased as we added to our advertising sales and marketing staffs.

        General and Administrative. General and administrative expense increased to $10.3 million for the year ended December 31, 1999 from $2.5 million for the year ended December 31, 1998, which represented an increase of 305%. This increase was primarily attributable to a $3.0 million increase in personnel and related expenses and a $2.0 million increase in outside professional services expenses.

        Amortization of Stock-based Compensation. We recorded a total of $30.3 million of stock-based compensation expense for the year ended December 31, 1999 in connection with stock issuances to employees, directors, professional firms and artists and advisors for promotional services which were being treated as variable stock compensation, which represented an increase of approximately 692% for the comparable period in 1998. Stock-based compensation for the comparable period in 1998 was $3.8 million, primarily in connection with stock issuances to employees, directors and professional firms.

        Depreciation and Amortization. Depreciation and amortization expense increased to $2.5 million for the year ended December 31, 1999 from approximately $59,000 in the same period of 1998, which represented an increase of approximately

4,153%. This increase was primarily attributable to the amortization of the goodwill associated with the acquisition of iMusic and the minority interest in the UBL.

        NET LOSS

        Net loss increased to $57.8 million in the year ended December 31, 1999 compared to $6.3 million in the year ended December 31, 1998, which represented an increase of approximately 817%. The increase in the net loss can be primarily attributed to a $26.5 million increase in the amortization of stock-based compensation, $11.8 million increase in sales and marketing expense, $7.8 million increase in general and administrative expense, $2.5 million increase in depreciation and amortization expense and $2.0 million decrease in gross profit due to increased expenditures for Web site hosting, maintenance and content compared with the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        On March 31, 2000, we completed our IPO and raised net proceeds of approximately $52.4 million through the sale of 5,000,000 common shares. In addition, we raised an aggregate of $97.5 million of gross proceeds through the sale of 7,000,291 shares of Series C preferred stock in December 1999 and January 2000. In May 1999, we issued 3,750,0000 shares of Series B preferred securities in exchange for an aggregate purchase price of $15.0 million. Between July 1998 and December 1998, we issued 3,207,815 shares of Series A preferred securities in exchange for an aggregate purchase price of $4.9 million. Prior to July 1998, we financed our operations and growth entirely from internally generated cash flow and capital contributions from founders. As of December 31, 2000, we had $51.4 million of cash and cash equivalents, excluding cash held for clients, and held $36.4 million in short-term investments. In February 2001, we commenced a partial self-tender offer for up to 2,000,000 of our outstanding shares at a price per share not less than $1.25 and not greater than $1.50. Assuming that we purchase all 2,000,000 shares at the maximum purchase price of $1.50, we expect our out-of-pocket costs, including expenses associated with the tender offer, to be approximately $3.2 million, which we expect to fund from our existing cash and cash equivalents. We currently expect the tender offer to be consummated in the second quarter of 2001.

        Net cash used in operating activities was $35.1 million for the year ended December 31, 2000, and $26.0 million and $2.3 million for the years ended December 31, 1999 and 1998, respectively. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items such as stock-based compensation and depreciation and amortization.

        Net cash used in investing activities was $46.3 million for the year ended December 31, 2000, which consisted of purchases of fixed assets of $7.5 million, primarily computer equipment to support the ARTISTdirect Network, leasehold improvements to our corporate offices, the purchase of short-term investments of $36.4 million, and $2.0 million relating to the purchase of Mjuice.com, Inc. Net cash used was $4.4 million and $514,000 for the years ended December 31, 1999 and 1998, respectively, and consisted primarily of fixed asset purchases.

        Net cash provided by financing activities was $63.7 million for the year ended December 31, 2000 which was principally attributable to the proceeds of our initial public offering in March 2000 in which we raised approximately $52.4 million, net of underwriters' discounts and offering costs, and $10.4 million raised from the sale of Series C preferred stock in January 2000, net of offering costs.

        Net cash provided by financing activities was $97.6 million for the year ended December 31, 1999, and $4.6 million for the fiscal year ended December 31, 1998. Net cash provided by financing activities during each of these periods primarily consisted of cash proceeds from the following issuances of preferred securities:

        - Between July 1998 and December 1998, we issued 3,207,815 shares of Series A preferred securities in exchange for an aggregate purchase price of $4.9 million.

        - In May 1999, we issued 3,750,000 shares of Series B preferred securities in exchange for an aggregate purchase price of $15.0 million.

        - In December 1999, we issued an aggregate of 5,905,374 shares of Series C preferred shares for a total purchase price of approximately $82.3 million.

        As of December 31, 2000 our principal commitments consisted of obligations outstanding under operating leases and employment contracts.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These pronouncements become effective January 1, 2001 and establish accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures on net investments in foreign operations. We are required to adopt SFAS No. 133 for the year ended December 31, 2000. The adoption of these pronouncements will not have an impact on our consolidated financial statements.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 did not have an impact on our consolidated financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market rate risk for changes in interest rates is related primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our short term investments are comprised of U.S. government obligations and public corporate debt securities. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and schedule, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The sections titled "Executive Officers of the Company," "Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The section titled "Executive Compensation and Related Information" appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section titled "Principal Stockholders" appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section titled "Certain Transactions" appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1). FINANCIAL STATEMENTS

        ARTISTDIRECT's financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                              PAGE
                                                              ----

ARTISTdirect, Inc. and Subsidiaries Consolidated Financial
  Statements................................................   F-1
  Independent Auditors' Report..............................   F-2
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Changes in Members' and
     Stockholders' Equity (Deficit).........................   F-5
  Consolidated Statements of Cash Flows.....................   F-6
  Notes to Consolidated Financial Statements................   F-7

        (2) FINANCIAL STATEMENT SCHEDULE

        ARTISTDIRECT's financial statement schedule appears in a separate section of this Annual Report on Form 10-K on the pages referenced below. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

        (3) EXHIBITS

    EXHIBIT NO.                       DESCRIPTION
    -----------                       -----------

     3.1*     Amended and Restated Certificate of Incorporation of the Registrant.

     3.2*     Amended and Restated Bylaws of the Registrant.

     4.1*     See Exhibits 3.1 and 3.2 for provisions of the Registrant's Certificate of Incorporation and Bylaws
              determining the rights of holders of the Registrant's common stock. See Exhibit 10.8 for the rights of holders of registration rights.

     4.2*     Specimen common stock certificate.

    10.1+*    Agreement dated as of November 15, 1996, between the RCA Records Label and the Registrant.

    10.2*     Digex Services and Products Agreement, dated August 8, 1999, between Digex, Inc. and the Registrant.

    10.3+*    BMI Music Performance Agreement for the UBL, dated October 9, 1998.

    10.4+*    AT&T Dedicated Hosting Service Agreement, dated April 16, 1999, between AT&T and the Registrant.

    10.5*     Settlement Agreement and Mutual General Release, dated as of October 23, 1997, between William Elson, on the one hand, and the Registrant, MGE, LLC, Marc Geiger and Donald Muller, on the other hand.

    10.6+*    Database, On-Line Internet Retail Store and Consumer Direct Fulfillment Services Agreement, dated as of
              August 15, 1998, between AEC One Stop Group, Inc. and the UBL, as amended.

    10.7*     Securities Purchase Agreement, dated July 28, 1998, among the Registrant, the UBL, Constellation Venture
              Capital, L.P. and Constellation Ventures (BVI), Inc.

    10.8*     Third Amended and Restated Registration Rights Agreement, dated as of November 12, 1999, among the
              Registrant and the other parties who are signatories thereto, as amended.

    10.9*     UBL Exchange, Contribution and Distribution Agreement, dated May 18, 1999.

    10.10*    Exchange Agreement, dated February 17, 1999, by and among the UBL, Scott Blum and Eric Benjamin.

    10.11*    Contingent Loan Agreement, dated February 17, 1999, by and between the UBL and Scott Blum.

    10.12*    Letter Agreement, dated February 17, 1999, between the UBL and Scott Blum regarding bonuses to cover interest obligations under the Contingent Loan Agreement.

    10.13*    Issuance, Noncompetition and Nonsolicitation Agreement, dated as of January 1, 1996, between the
              Registrant and Keith Yokomoto.

    10.14*    Issuance Agreement, dated as of January 1, 1998, between the Registrant, Marc Geiger, Donald Muller, and
              L&G Associates One.

    10.15*    Issuance, Noncompetition and Nonsolicitation Agreement, dated as of June 30, 1998, between the Registrant and Steve Rennie.

    10.16*    Deferred Compensation Agreement, dated as of April 1, 1998, by and between Keith Yokomoto and the
              Registrant dated July 1, 1998.

    10.17*    Employment Agreement, dated as of January 1, 1998, between Keith Yokomoto and the Registrant.

    10.18*    Employment Agreement, dated as of April 1, 1998, between Steve Rennie and the UBL.

    10.19*    Employment Agreement, dated as of July 28, 1998, between Marc Geiger and the Registrant.


EXHIBIT NO.                       DESCRIPTION
- -----------                       -----------

    10.20*    Employment Agreement, dated as of July 28, 1998, between Don Muller and the Registrant.

    10.21*    1999 Employee Stock Purchase Plan.

    10.22*    1999 Employee Stock Option Plan.

    10.23*    1999 Artist and Artist Advisor Stock Option Plan.

    10.24*    1999 Artist Stock Option Plan.

    10.25+*   Agreement to license Pandesic E-business Solution Service between Pandesic LLC, AD and UBL.

    10.26+*   ADNM Merchandiser Agreement, dated as of April 1, 1999, between Giant Merchandising and ARTISTdirect New Media, LLC.

    10.27+*   ADNM Merchandiser Agreement, dated as of June 7, 1999, between Winterland Concessions Company and
              ARTISTdirect New Media, LLC.

    10.28+*   UBL Merchandiser Agreement, dated as of April 1, 1999, between Giant Merchandising and ARTISTdirect New Media, LLC.

    10.29*    Form of Directors Indemnification Agreement.

    10.30*    Form of Officers Indemnification Agreement.

    10.31*    Audio Sample License Agreement dated as of December 20, 1999 between the Company and Maverick Recording Company.

    10.32+*   Internet Video License Agreement dated as of December 20, 1999 between the Company and Maverick Recording Company.

    10.33+*   Webcasting Transmission License Agreement dated as of December 20, 1999 between the Company and Maverick
              Recording Company.

    10.34+*   Strategic Marketing Agreement dated as of December 20, 1999 between the Company and Maverick Recording Company.

    10.35+*   Audio Sample License Agreement dated as of December 20, 1999 between the Company and Warner Music Group Inc.

    10.36+*   Internet Video License Agreement dated as of December 20, 1999 between the Company and Warner Music Group Inc.

EXHIBIT NO.                       DESCRIPTION
- -----------                       -----------

    10.37+*   Webcasting Transmission License Agreement dated as of December 20, 1999 between the Company and Warner
              Music Group Inc.

    10.38+*   Strategic Marketing Agreement dated as of December 20, 1999 between the Company and Warner Music Group Inc.

    10.39*    Strategic Marketing Agreement dated as of December 6, 1999 between the Company and Universal Music Group, Inc.

    10.40+*   ARTISTdirect -- Cisneros Television Group Memorandum of Understanding dated as of November 15, 1999 between the Company and Lakeport Overseas Ltd.

    10.41+*   Strategic Licensing Agreement dated as of December 6, 1999 between the Company and Sony Music.

    10.42*    Strategic Marketing Agreement dated as of December 20, 1999 between the Company and BMG Music.

    10.43+*   Advertising and Promotion Agreement dated as of December 24, 1999 between the Company and Yahoo! Inc.

    10.44*    Yahoo! Remote Merchant Integration (RMI) Program Agreement dated as of December 24, 1999 between the
              Company and Yahoo! Inc.

    10.45*    Form of Series C Preferred Stock Purchase Agreement.

    10.46*    Warrant dated December 24, 1999, issued to Yahoo!

    10.47*    5670 Wilshire Boulevard Office Lease, as amended.

    21.1**    Subsidiaries of ARTISTdirect, Inc.

    23.1      Consent of KPMG LLP with respect to ARTISTdirect, LLC and subsidiaries.

- -------------------------

* Incorporated by reference to the same exhibit in the Registrant's Registration Statement on Form S-1 (Registration Number 333-87547) initially filed on September 22, 1999, as amended by Amendment No.'s 1-7 thereto.

** Incorporated by reference to the same exhibit in the Registrant's Registration Statement on Form S-1 (Registration Number 333-41630) initially filed on July 18, 2000.

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.


        (b) EXHIBITS ON FORM 8-K

        No Current Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ARTISTDIRECT, INC.



Date: April 2, 2001                         By: /s/ MARC P. GEIGER
                                               ---------------------------------
                                                    Marc P.  Geiger
                                                    Chief Executive Officer and
                                                    Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                               Title                          Date
             ---------                               -----                          ----
    /s/ MARC P. GEIGER               Chief Executive Officer and Chairman      April 2, 2001
- ---------------------------------    of the Board (Principal Executive
        Marc P. Geiger               Officer)


    /s/ DONALD P. MULLER             President, ARTISTdirect Agency and        April 2, 2001
- ---------------------------------    Kneeling Elephant Records and
        Donald P. Muller             Director


    /s/ KEITH YOKOMOTO               Chief Operating Officer                   April 2, 2001
- ---------------------------------
        Keith Yokomoto


    /s/ JAMES B. CARROLL             Executive Vice President and Chief        April 2, 2001
- ---------------------------------    Financial Officer (Principal
        James B. Carroll             Financial and Accounting Officer)


    /s/ ALLEN D. LENARD              Director                                  April 2, 2001
- --------------------------------
        Allen D. Lenard


    /s/ CLIFFORD H. FRIEDMAN         Director                                  April 2, 2001
- --------------------------------
        Clifford H. Friedman


        /s/ RICK RUBIN               Director                                  April 2, 2001
- --------------------------------
            Rick Rubin


     /s/ DARA KHOSROWSHAHI           Director                                  April 2, 2001
- --------------------------------
         Dara Khosrowshahi


      /s/ BENJAMIN MOODY             Director                                  April 2, 2001
- --------------------------------
          Benjamin Moody

                               ARTISTDIRECT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
ARTISTdirect, Inc. and Subsidiaries Consolidated Financial
  Statements................................................   F-1
  Independent Auditors' Report..............................   F-2
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Changes in Members' and
     Stockholders' Equity (Deficit).........................   F-5
  Consolidated Statements of Cash Flows.....................   F-6
  Notes to Consolidated Financial Statements................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
ARTISTdirect, Inc.

     We have audited the accompanying consolidated balance sheets of ARTISTdirect, Inc. (and its predecessor company ARTISTdirect, LLC) and subsidiaries (the Company) as of December 31, 1999 and 2000 and the related consolidated statements of operations, changes in members' and stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARTISTdirect, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, CA
February 19, 2001

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 69,119    $ 51,457
  Cash held for clients.....................................       770         743
  Short term investments....................................        --      36,368
  Accounts receivable, net..................................     1,001         948
  Prepaid expenses and other current assets.................     6,795       3,218
                                                              --------    --------
    Total current assets....................................    77,685      92,734
Property and equipment, net.................................     3,343       9,057
Investments in affiliated companies.........................        70          85
Goodwill and intangibles, net...............................    13,415      15,018
Other assets, net...........................................     4,087       1,611
                                                              --------    --------
                                                              $ 98,600    $118,505
                                                              ========    ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Cash held for clients.....................................  $    770    $    743
  Accounts payable..........................................     3,709       2,257
  Accrued expenses..........................................     4,698       5,186
  Loans and notes payable...................................       741         178
  Deferred revenue..........................................        37          34
                                                              --------    --------
    Total current liabilities...............................     9,955       8,398
  Long term liabilities.....................................       683       1,530
                                                              --------    --------
    Total liabilities.......................................    10,638       9,928
Redeemable securities:
  Series A redeemable preferred stock, $.01 par value.
    Authorized, issued and outstanding 3,207,815 shares in
    1999. Liquidation preference and redemption value of
    $4,963 in 1999..........................................     4,963          --
  Series B redeemable preferred stock, $.01 par value.
    Authorized 3,750,000 shares, issued and outstanding
    3,750,000 shares in 1999. Liquidation preference and
    redemption value of $15,350 in 1999.....................    15,350          --
  Series C redeemable preferred stock, $.01 par value.
    Authorized 8,550,000, issued and outstanding 5,905,374
    shares in 1999. Liquidation preference and redemption
    value of $82,250 in 1999................................    82,188          --
  Redeemable common securities, $.01 par value. Authorized
    10,800,000 shares. Liquidation preference and redemption
    value of $9,206 and $10,778 in 1999 and 2000,
    respectively............................................     9,206      10,778
                                                              --------    --------
    Total redeemable securities.............................   111,707      10,778
                                                              --------    --------
Members' and stockholders' equity (deficit):
  Common stock, $.01 par value. Authorized 150,000,000
    shares; issued and outstanding 14,088,674 and 37,796,081
    shares in 1999 and 2000.................................       141         379
  Additional paid-in-capital................................    36,688     200,690
  Unearned compensation.....................................   (36,976)    (20,364)
  Accumulated deficit.......................................   (23,598)    (82,906)
                                                              --------    --------
    Total members' and stockholders' equity (deficit).......   (23,745)     97,799
                                                              --------    --------
                                                              $ 98,600    $118,505
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                            1998         1999          2000
                                                           -------    ----------    ----------
Net revenue:
  Online product sales...................................  $ 1,548    $    5,282    $   12,160
  Advertising and other..................................      552         2,910         6,326
  Agency commissions.....................................    1,917         1,304         2,946
  Record label...........................................      565           778           244
                                                           -------    ----------    ----------
     Total net revenue...................................    4,582        10,274        21,676
Cost of revenue:
  Direct cost of product sales...........................    1,505         5,091        10,381
  Other cost of revenues.................................    1,010         3,380         8,616
  Stock-based compensation...............................       --         1,769         7,545
                                                           -------    ----------    ----------
     Total cost of revenue...............................    2,515        10,240        26,542
     Gross profit (loss).................................    2,067            34        (4,866)
Operating expense:
  Website development costs..............................      589         1,815         5,364
  Sales and marketing....................................    1,398        13,222        25,623
  General and administrative.............................    2,545        10,319        17,874
  Stock-based compensation...............................    3,828        30,304         5,067
  Depreciation and amortization..........................       59         2,509         6,248
                                                           -------    ----------    ----------
     Loss from operations................................   (6,349)      (58,135)      (65,042)
  Income/(loss) from equity investments..................        2            50          (235)
  Interest income (expense), net.........................       29           281         5,969
                                                           -------    ----------    ----------
     Net loss before taxes...............................   (6,318)      (57,804)      (59,308)
Income taxes.............................................       --            --            --
                                                           -------    ----------    ----------
     Net loss............................................  $(6,318)   $  (57,804)   $  (59,308)
                                                           =======
Interest on rescission offer.............................                    237           532
Dividends on redeemable preferred securities.............                  1,414           963
Beneficial conversion feature on redeemable preferred
  stock..................................................                     --        24,375
                                                                      ----------    ----------
Net loss attributable to common shareholders.............             $  (59,455)   $  (85,178)
                                                                      ==========    ==========
Basic and diluted net loss per share for period from
  October 6, 1999 to December 31, 1999 and for the year
  ended December 31, 2000................................             $    (1.71)   $    (2.68)
Weighted average shares outstanding used in calculating
  basic and diluted net loss per share for period from
  October 6, 1999 to December 31, 1999 and for the year
  ended December 31, 2000................................             14,177,463    31,751,258

          See accompanying notes to consolidated financial statements.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' AND STOCKHOLDERS' EQUITY
                                   (DEFICIT)
                                 (IN THOUSANDS)

                                                 COMMON STOCK       ADDITIONAL                                            TOTAL
                                             --------------------    PAID IN     MEMBERS'     UNEARNED     ACCUMULATED   EQUITY/
                                               SHARES     AMOUNT     CAPITAL     INTEREST   COMPENSATION     DEFICIT    (DEFICIT)
                                             ----------   -------   ----------   --------   ------------   -----------  ---------
Balance at December 31, 1997...............          --    $ --      $     --    $    76      $     --      $   (488)    $   (412)
  Distribution of members' interest........          --      --            --       (249)           --            --         (249)
  Variable equity interests................          --      --            --      4,330        (4,330)           --           --
  Amortization of unearned compensation....          --      --            --         --         3,828            --        3,828
  Accrual of dividends to preferred
    members................................          --      --            --       (171)           --            --         (171)
  Accrual for securities subject to
    rescission offer.......................          --      --            --       (114)           --            --         (114)
  Net loss.................................          --      --            --         --            --        (6,318)      (6,318)
                                             ----------    ----      --------    --------     --------      --------     --------
Balance at December 31, 1998...............          --    $ --      $     --    $ 3,872      $   (502)     $ (6,806)    $ (3,436)
  Issuance of securities...................          --      --            --     13,859            --            --       13,859
  Issuance of options/warrants.............          --      --            --     51,202       (51,202)           --           --
  Variable equity interests................          --      --            --     16,470       (16,470)           --           --
  Amortization of unearned compensation....          --      --            --         --        31,198            --       31,198
  Payment of preferred dividend by LLC.....          --      --            --        (85)           --            --          (85)
  Conversion of preferred return to common
    securities as an LLC...................          --      --            --        355            --            --          355
  Accrual of dividends to preferred
    members................................          --      --            --     (1,414)           --            --       (1,414)
  Accretion of redeemable stock............          --      --            --       (184)           --            --         (184)
  Conversion to C corporation..............  13,699,006     137        42,926    (84,075)           --        41,012           --
  Payment of preferred dividend by C
    corporation............................          --      --          (191)        --            --            --         (191)
  Exercise of stock option.................     176,666       2           669         --            --            --          671
  Conversion of preferred return to common
    stock as a C corporation...............     213,002       2           765         --            --            --          767
  Accrual for securities subject to
    rescission offer.......................                  --        (6,740)        --            --            --       (6,740)
  Notes issued to shareholders.............                  --          (741)        --            --            --         (741)
  Net loss.................................                  --            --         --            --       (57,804)     (57,804)
                                             ----------    ----      --------    --------     --------      --------     --------
Balance at December 31, 1999...............  14,088,674    $141      $ 36,688    $    --      $(36,976)     $(23,598)    $(23,745)
  Issuance of securities upon initial
    public offering, net of offering
    costs..................................   5,000,000      50        52,385         --            --            --       52,435
  Issuance of securities for acquisition...     866,034       9         2,850         --            --            --        2,859
  Issuance of securities for employee stock
    purchase plan..........................      67,578       1            39         --            --            --           40
  Series C redeemable preferred stock
    offering costs.........................          --      --        (4,800)        --            --            --       (4,800)
  Issuance/cancellation of
    options/warrants.......................          --      --        (1,372)        --         1,372            --           --
  Exercise of stock options................     409,069       4         1,549         --            --            --        1,553
  Amortization of unearned compensation....          --      --            --         --        15,240            --       15,240
  Variable equity interests................          --      --        (6,645)        --            --            --       (6,645)
  Issuance of stock appreciation
    rights/options.........................          --      --         2,992         --            --            --        2,992
  Issuance of stock for settlement
    agreement..............................          --      --         1,025         --            --            --        1,025
  Accrual of dividends to preferred
    shareholders...........................          --      --          (963)        --            --            --         (963)
  Conversion of redeemable preferred shares
    to common shares.......................  17,194,283     172       118,516         --            --            --      118,688
  Conversion of redeemable common shares to
    common shares..........................     170,443       2         2,350         --            --            --        2,352
  Accrual for securities subject to
    rescission offer.......................          --      --        (3,924)        --            --            --       (3,924)
  Net loss.................................          --      --            --         --            --       (59,308)     (59,308)
                                             ----------    ----      --------    --------     --------      --------     --------
Balance at December 31, 2000...............  37,796,081    $379      $200,690    $    --      $(20,364)     $(82,906)    $ 97,799
                                             ==========    ====      ========    ========     ========      ========     ========

          See accompanying notes to consolidated financial statements.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1999        2000
                                                                --------    --------    --------
Cash flows from operating activities:
  Net loss..................................................    $ (6,318)   $(57,804)   $(59,308)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................          59       2,509       6,248
    (Income)/loss from equity investment....................          (2)        (50)        235
    Allowance for doubtful accounts and sales returns.......          89          29         341
    Write-off of investment.................................          --         250          --
    Amortization of unearned compensation...................       3,828      32,073      12,612
    Changes in assets and liabilities:
      Accounts receivable...................................        (536)       (571)       (288)
      Prepaid expenses and other current assets.............        (391)     (6,628)      3,638
      Other assets..........................................         (49)     (2,054)      2,476
      Accounts payable, accrued expenses and other
       liabilities..........................................       1,049       6,384      (1,032)
      Deferred revenue......................................         (43)       (120)        (19)
                                                                --------    --------    --------
         Net cash used in operating activities..............      (2,314)    (25,982)    (35,097)
                                                                --------    --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................        (141)     (3,513)     (7,523)
  Purchase of short term investments, net of maturities.....          --          --     (36,368)
  Purchase of programming rights............................          --        (675)         --
  Cash paid for acquisitions................................          --        (237)     (2,015)
  Investments in affiliated companies.......................        (373)        (30)       (250)
  Investments in trademarks.................................          --          --        (120)
  Distribution of earnings from equity investment...........          --          33          --
                                                                --------    --------    --------
         Net cash used in investing activities..............        (514)     (4,422)    (46,276)
                                                                --------    --------    --------
Cash flows from financing activities:
  Payment of preferred dividend.............................          --        (276)         --
  Distribution of members' interest.........................        (249)         --          --
  Payment of notes to shareholders..........................          --          --        (741)
  Proceeds from issuance of securities for employee stock
    purchase plan...........................................          --          --          40
  Proceeds from exercise of stock options...................          --         671       1,553
  Proceeds from issuance of preferred securities............       4,850      97,188      15,224
  Payment of Series C redeemable preferred stock offering
    costs...................................................          --          --      (4,800)
  Proceeds from initial public offering, net of offering
    costs paid..............................................          --          --      52,435
                                                                --------    --------    --------
         Net cash provided by financing activities..........       4,601      97,583      63,711
                                                                --------    --------    --------
         Net increase (decrease) in cash and cash
           equivalents......................................       1,773      67,179     (17,662)
Cash and cash equivalents at beginning of period............         167       1,940      69,119
                                                                --------    --------    --------
Cash and cash equivalents at end of period..................    $  1,940    $ 69,119    $ 51,457
                                                                ========    ========    ========
Supplemental disclosure of cash flow information -- cash
  paid during the period for interest.......................    $     50    $     11    $     43
                                                                ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     ORGANIZATION

     ARTISTdirect, Inc. (the "Company") was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC (the "Capital Reorganization"). The Capital Reorganization was only a change in the form of ownership of the Company. ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996. ARTISTdirect, LLC had a 99% ownership interest in ARTISTdirect Agency LLC, Kneeling Elephant Records, LLC and ARTISTdirect NewMedia, LLC ("Affiliated Companies") and has consolidated their results since inception. In February 1999, Ultimate Band List, LLC ("UBL") acquired the remaining 80% of iMusic, Inc., a Washington corporation, that it did not already own. On May 18, 1999, ARTISTdirect, LLC entered into an agreement with UBL and the Affiliated Companies whereby units in ARTISTdirect, LLC were exchanged for the membership interests of UBL and the Affiliated Companies (Exchange Transaction). The acquisition of the minority interest in UBL was accounted for under purchase accounting.

     PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries in which it has controlling interests in the form of voting and operating control. All significant intercompany accounts and transactions have been eliminated for all periods presented. UBL generated losses on its operations for all periods prior to the Company's purchase of the minority interest in UBL. Due to the full funding of those losses by the Company and its members, none of the losses generated by UBL during the periods presented have been allocated to the minority holders.

2. CAPITAL REORGANIZATION AND REVERSE STOCK SPLIT

     The common units and redeemable preferred units outstanding immediately prior to the Capital Reorganization were converted into common stock and redeemable preferred stock of the C corporation. Each common and preferred unit converted into one share of common and preferred stock, respectively.

     On March 21, 2000, the Company effected a 1 for 4 reverse stock split (the "Reverse Stock Split"). The outstanding common securities, redeemable securities, options and warrants have been retroactively adjusted to reflect the Reverse Stock Split. All discussion of equity amounts in the following footnotes reflect the effect of the Capital Reorganization and Reverse Stock Split.

3. SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS

     Cash equivalents consist of investments, which are readily convertible into cash and have maturities of three months or less at the time of purchase.

     CASH HELD FOR CLIENTS

     Cash held for clients consists of funds held on behalf of the Company's clients for musical performances. The cash is restricted for payment to the clients, and there is a corresponding amount due to clients.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

     SHORT TERM INVESTMENTS

     The Company's investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. The securities are stated at amortized cost, adjusted for amortization of premiums and accretion discounts to maturity. The Company invests exclusively in fixed income securities with maturities of one year or less at the time of purchase.

     DEPRECIATION

     Depreciation is provided using the straight-line method over the following estimated useful lives:

Computer equipment and software...............  3 years
Furniture and fixtures........................  7 years
Leasehold improvements........................  Lesser of estimated useful life or life of
                                                lease (10 years)

     REVENUE RECOGNITION

     Online product sales, which consist primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, include shipping fees and are recognized when the products are shipped. The Company obtains merchandise from merchandisers and manufacturers, music from a third party distributor, contracts for warehousing and fulfillment, processes customer orders and provides customer service. The Company takes title to all products sold and bears the risk of loss for collections and non-delivery subject to any recourse against the shipper. Online product sales are subject to amounts due to the respective artists based on their contracts, and such expense is recorded as part of direct cost of product sales.

     The Company generates revenue from the sale of advertisements and sponsorships, both online and offline, under short-term contracts. To date, the duration of the Company's advertising and sponsorship commitments has generally averaged from one to three months. The Company's online obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by the users of the Company's online properties. Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is probable. The Company records a reserve for contracts in which the guarantee of a minimum number of impressions are not expected to be met. There were no such instances as of December 31, 1998, 1999 and 2000. Revenue generated from offline advertising and sponsorships is recognized ratably over the terms of the sponsorship agreements.

     The Company entered into several contracts with advertisers whereby the parties exchanged online and offline advertising. This revenue was recognized as trade and barter. Trade and barter is valued based upon similar cash transactions, which have been entered into within six months prior to the respective trade and barter agreement. Trade and barter revenue was $0, $98,000 and $309,000 for years ended December 31, 1998, 1999 and 2000, respectively.

     Agency commission revenue is recognized in accordance with the terms of the representation agreements between the Company and its clients. Revenue is generally recorded upon payment for the performance of services or delivery of materials created by the artists represented.

     Overhead advances on the record label are recognized as revenue evenly over the period covered by the advances. Royalties earned on albums sold by artists signed to the record label are recognized

                      ARTISTDIRECT, INC. AND SUBSIDIARIES
as revenue at the time the releases are shipped to the retailer. Reserves are established for possible returns.

     COST OF REVENUE

     Direct cost of product sales consists of amounts payable to artists, which includes the cost of merchandise sold and a share of net proceeds, and online commerce transaction costs, including credit card fees, fulfillment charges and shipping costs. Other cost of revenue consists primarily of Web site hosting and maintenance costs, online content programming costs, online advertising serving costs, record royalties payable to artists and payroll and related expenses for staff involved in Web site maintenance, content programming and the agency. Stock-based compensation expense relates to non-cash charges in connection with warrants issued to vendors and options issued to artists and their advisors for the right to operate their stores. Amounts payable to artists and transaction costs are recognized upon shipment. Web site-related costs are recognized immediately when incurred. Payroll and related expenses are recognized in the period incurred. Non-cash stock-based compensation charges are recognized over the period of the related agreements.

     INVENTORIES

     Inventories, included in prepaid expenses and other current assets, consist of music-related merchandise and amounts advanced for inventory on behalf of artists and are stated at net realizable value. Cost is determined using the first-in, first-out method.

     INCOME TAXES

     Prior to the Capital Reorganization, the Company was treated as a limited liability company for federal and state income tax reporting purposes whereby income (or losses) of the Company was reported in the individual income tax returns of the Company's members. After the Capital Reorganization, the Company began accounting for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     WEBSITE DEVELOPMENT COSTS

     Website development costs consist primarily of third-party development costs and payroll and related expenses for in-house Web site development costs incurred in the start-up and production of the Company's content and services. These costs are expensed as incurred. The implementation of Emerging Issues Task Force No. 00-02 "Accounting for Website Development Costs," effective July 1, 2000, has not had a material impact on the consolidated financial statements.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred and totaled $461,000, $7.7 million and $14.7 million during the years ended December 31, 1998, 1999 and 2000, respectively.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

     INTANGIBLE ASSETS

     Intangible assets consist almost entirely of goodwill resulting from the excess of the purchase price over the net assets acquired from the acquisition of a minority interest in the UBL, and the acquisitions of iMusic, Inc. and Mjuice.com, Inc. Intangible assets are amortized on a straight-line basis over five years, the estimated period of benefit.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. An impairment adjustment is necessary in the event the net book value of such long-lived assets exceeds the future undiscounted cash flows attributable to such assets. In such an event, the loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.

     CONCENTRATION OF CREDIT RISK AND SUPPLIER RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, short term investments and trade accounts receivable. The Company places its cash and short term investments in high credit quality instruments. Cash balances at certain financial institutions may exceed the FDIC insurance limits. The Company performs ongoing credit evaluations of its customers but does not require collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses.

     The Company purchases a large percentage of its music-related merchandise inventory from five suppliers. The Company is subject to risk in the event that any of the suppliers is unable to fulfill customer orders.

     FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments, which include cash, cash held for clients, short term investments, accounts receivable, accounts payable and accrued expenses and amounts due to employees, approximate fair value because of the short maturity of these instruments.

     INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies in which the Company's voting interest is 20% to 50%, or in which the Company is able to exert significant influence in instances where the voting interest is less than 20%, are accounted for under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions received. The Company's share of losses is generally limited to the extent of the Company's investment in, advances to and commitments for the investee.

     LOSS PER COMMON SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98).

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. Dividends to preferred shareholders and interest on the rescission offer balance are added to the net loss in determining the net loss attributable to common shareholders. Prior to the Capital Reorganization on October 6, 1999 (see Note 2), the Company was organized as a limited liability company and had not issued common stock. Accordingly, no historical loss per share information is included in the attached financial statements for periods prior to October 6, 1999.

     Included in net loss attributable to common shareholders for the year ended December 31, 2000 is the effect of the beneficial conversion feature of the Series C redeemable preferred stock which converted into common shares as of March 31, 2000 in connection with the initial public offering. The value of the beneficial conversion feature was calculated based on the $2.40 per share difference between the initial public offering price of $12.00 and the effective conversion price of $9.60 multiplied by the 10,156,252 shares of common stock issued to the Series C shareholders.

     The diluted loss per share excludes 7.6 million and 9.8 million securities (after giving effect to the Reverse Stock Split) as of December 31, 1999 and 2000, respectively, since the impact would be anti-dilutive.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 and FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation," and complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company's stock and the exercise price on the measurement date. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF 96-18, "Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", which addresses the measurement date and recognition approach for such transactions.

     The Company recognizes compensation expense related to variable awards in accordance with FIN 28. For fixed awards, the Company recognizes expense over the vesting period or the period of service.

     Stock-based compensation is comprised of sales and marketing expense of $0, $8,551 and $2,209 for the years ended December 31, 1998, 1999 and 2000, respectively, and general and administrative expense of $3,828, $21,753 and $2,858 for the years ended December 31, 1998, 1999 and 2000, respectively.

     COMPREHENSIVE LOSS

     The Company has no significant components of other comprehensive income, and accordingly, the comprehensive loss is the same as net loss for all periods.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective date of FASB Statement No. 133") and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which becomes effective January 1, 2001. These pronouncements establish accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures on net investments in foreign operations. The adoption of these pronouncements will not have an impact on the consolidated financial statements of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 did not have an impact on the Company's consolidated financial statements.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

4. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Significant non-cash investing and financing activities are reflected in the following table:

                                                               YEAR ENDED DECEMBER 31,
                                                             ---------------------------
                                                             1998     1999        2000
                                                             ----    -------    --------
                                                                   (IN THOUSANDS)
Cash paid for acquisitions:
  Fair value of net assets acquired........................  $ --    $ 2,463    $  5,077
  Net liabilities assumed..................................    --       (185)       (203)
  Common units/stock issued................................    --     (2,168)     (2,859)
                                                             ----    -------    --------
       Cash paid for acquisitions..........................  $ --    $   110    $  2,015
                                                             ====    =======    ========
Issuance of common securities for minority interests in
  affiliated companies:
  Issuance of common securities............................  $ --    $13,922    $     --
  Acquisition costs -- cash paid...........................    --        127          --
  Net assets acquired......................................    --       (938)         --
                                                             ----    -------    --------
       Goodwill............................................  $ --    $13,111    $     --
                                                             ====    =======    ========
Accrual of dividends on redeemable preferred securities....  $171    $ 1,414    $    963
Securities subject to potential rescission offer...........  $114    $ 6,740    $  3,924
Accretion on redeemable stock..............................  $ --    $   184    $     --
Issuance/cancellation of options/warrants..................  $ --    $51,202    $  1,372
Appreciation (depreciation) of variable equity interests...  $ --    $16,470    $ (6,645)
Conversion of preferred return to common securities........  $ --    $ 1,122    $     --
Issuance of shares to officer..............................  $ --    $   875    $     --
Notes issued to shareholders...............................  $ --    $   741    $     --
Conversion of redeemable common stock to common stock......  $ --    $    --    $  2,352
Issuance of stock appreciation rights/options..............  $ --    $    --    $  2,992
Conversion of redeemable preferred stock and accrued
  dividends to common shares...............................  $ --    $    --    $118,688

5. SHORT TERM INVESTMENTS

     The Company's short-term investments consist of the following held-to-maturity securities:

                                               DECEMBER 31, 2000
                                              --------------------
                                               FAIR
                                              MARKET     AMORTIZED
                                               VALUE       COST
                                              -------    ---------
                                                (IN THOUSANDS)
U.S. corporate and bank debt.............     $30,361     $30,362
U.S. government and agencies.............       4,001       4,002
International corporate and bank debt....       2,003       2,004
                                              -------     -------
       Total investments.................     $36,365     $36,368
                                              =======     =======

     All held-to-maturity securities mature within one year.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and consist of the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                              1999        2000
                                                             ------      -------
                                                               (IN THOUSANDS)
Computer equipment and software............................  $3,559      $ 7,845
Furniture and fixtures.....................................     207        1,747
Leasehold improvements.....................................      --        2,542
                                                             ------      -------
                                                              3,766       12,134
Less accumulated depreciation..............................    (423)      (3,077)
                                                             ------      -------
Property and equipment, net................................  $3,343      $ 9,057
                                                             ======      =======

7. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURN RESERVE

     A summary of the activity of the allowance for doubtful accounts for the periods indicated is reflected in the following table:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1999     2000
                                                              -----    -----
                                                              (IN THOUSANDS)
Balance, beginning of period................................  $  81    $  89
Provision for doubtful accounts.............................    385      653
Amounts charged off.........................................   (377)    (353)
                                                              -----    -----
Balance, end of period......................................  $  89    $ 389
                                                              =====    =====

     A summary of the activity of the reserve for sales returns for the periods indicated is reflected in the following table:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1999     2000
                                                              -----    -----
                                                              (IN THOUSANDS)
Balance, beginning of period................................  $  13    $  34
Provision for sales returns.................................    180      244
Amounts charged off.........................................   (159)    (203)
                                                              -----    -----
Balance, end of period......................................  $  34    $  75
                                                              =====    =====

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

8.  ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1999      2000
                                                                ------    ------
                                                                 (IN THOUSANDS)
Accrued cost of sales.......................................    $  865    $1,924
Accrued payroll and related.................................     1,470     1,391
Programming rights..........................................       682       682
Accrued professional fees...................................       333       317
Accrued advertising costs...................................       873       170
Other accrued expenses......................................       475       702
                                                                ------    ------
     Total accrued expenses.................................    $4,698    $5,186
                                                                ======    ======

9.  INVESTMENTS IN AFFILIATED COMPANIES

     As of December 31, 1999 and 2000, the Company had a 45% ownership in SnoCore, LLC, and accounts for the investment under the equity method. The Company recorded income of $50,000 and $15,000 for this investment for the years ended December 31, 1999 and 2000, respectively. The Company received a $33,000 distribution of income from the investee during the year ended December 31, 1999.

     During the year ended December 31, 2000, the Company entered into a joint venture, ARTISTdirect Latin America, LLC in which the Company holds a 50% ownership interest. The Company accounts for the investment under the equity method. The Company made an initial investment of $250,000 during the year ended December 31, 2000. The Company recorded its share of losses of $250,000 for this investment for the year ended December 31, 2000.

     In 1998 the Company acquired a 1.7% ownership in American Digital Networks ("ADN") and accounted for this investment under the cost method. During 1999, the Company fully reserved its investment in ADN to reflect its estimated net realizable value.

     As of December 31, 1998, the Company had an approximate 20% ownership in iMusic, Inc. The majority owner in iMusic, Inc. had a 76% voting interest. As the Company was not able to exert significant influence in the management of iMusic, Inc., the investment was accounted for under the cost method. In February 1999, the Company acquired all of the outstanding capital stock of iMusic, Inc. that it did not already own.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

10. LINE OF CREDIT

     In 1997, the Company obtained a $250,000 line of credit with a financial institution. The line was increased to $500,000 during 1998, to $2.0 million in February 1999 and to $5.0 million in November 1999. The line of credit is guaranteed by certain officers and stockholders of the Company and bears interest, which is payable monthly, at a base rate as defined in the lending agreement plus 1%. No balance outstanding on the line of credit as of December 31, 1998 and the line of credit was terminated at the Company's option in September 1999 and reinstated in October 1999. As of December 31, 1999, there was no balance outstanding on the line of credit. In March 2000, the line of credit expired.

11. ACQUISITIONS

     In February 1999, the Company acquired the remaining 80% of iMusic, Inc. that it did not own. The consideration paid for the acquisition included $110,000 in cash, redeemable common units of UBL equal to 2% of its membership interests and the assumption of approximately $180,000 of liabilities. The value of the redeemable common units given was approximately $2.2 million. The acquisition has been accounted for as a purchase and the operations of iMusic, Inc. have been included from the date of acquisition. The Company recorded goodwill of approximately $2.4 million as a result of this acquisition, which is being amortized over a five year period.

     In May 1999 the Company acquired the 40.29% minority interest in the UBL in exchange for common interests in ARTISTdirect, LLC. The value of the consideration given was approximately $13.9 million, which was based on the value of the equity given, using the pricing of third party equity contributed at or around the time of the purchase transaction; the transaction has been accounted for as a purchase. Due to the full funding of the losses of UBL by the Company and its members prior to the purchase of the minority interest, none of the losses generated by UBL during the periods presented have been allocated to the minority holders. The Company recorded goodwill of approximately $13.1 million as a result of this acquisition, which is being amortized over a five year period.

     In August 2000, ARTISTdirect acquired all of the outstanding capital stock of Mjuice.com, Inc., a company involved in the development and distribution of the secure digital distribution of MP3-formatted music. The Company issued 900,000 of its common shares and common share equivalents in exchange for all the outstanding equity of Mjuice.com, Inc. The total purchase consideration for Mjuice.com was approximately $5.1 million, which includes cash paid of approximately $2.0 million. The acquisition was accounted for as a purchase, with $5.0 million being recorded as goodwill, which is being amortized over a period of five years.

     The pro forma results of operations assuming the above transactions had occurred at the beginning of the following periods are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   ------------------------
                                                     1999          2000
                                                   --------    ------------
                                                        (IN THOUSANDS)
Revenues.........................................  $10,337     $    21,676
                                                   -------     -----------
Net loss.........................................  $62,470     $    62,165
                                                   -------     -----------
Pro forma loss per share.........................              $      2.73
                                                               -----------
Pro forma weighted average shares................               32,273,251
                                                               ===========

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

     The accumulated amortization related to the above intangible assets was $2.1 million and $5.7 million as of December 31, 1999 and 2000, respectively.

12. INCOME TAXES

     Income taxes for the period from October 6, 1999 (the date of conversion to a C corporation) to December 31, 1999 and for the year ended December 31, 2000 differs from the amount computed using the Federal income tax rate of 35% as a result of the following (amounts in thousands):

                                                              PERIOD FROM
                                                               OCTOBER 6,
                                                                1999 TO       YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
Computed expected tax benefit...............................    $ (8,259)      $(20,758)
State and local income taxes, net of federal income tax
  benefit...................................................        (977)        (3,200)
FAS 109 implementation......................................      (9,227)            --
Goodwill amortization.......................................         271          1,240
Other.......................................................          27           (303)
Increase in valuation allowance.............................      18,165         23,021
                                                                --------       --------
          Total tax benefit.................................    $     --       $     --
                                                                ========       ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) at December 31, 1999 and 2000 are presented below:

                                                              PERIOD FROM
                                                               OCTOBER 6,
                                                                1999 TO       YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards..........................    $  4,520       $ 23,165
  Amortization of stock based compensation..................      14,296         19,817
  Other.....................................................         576          1,331
                                                                --------       --------
Total deferred tax assets...................................      19,392         44,313
Less -- valuation allowance.................................     (18,165)       (41,186)
                                                                --------       --------
Net deferred assets.........................................       1,227          3,127
                                                                --------       --------
Deferred tax liability -- state income taxes................      (1,227)        (3,127)
                                                                --------       --------
          Net deferred tax assets...........................    $     --       $     --
                                                                ========       ========

     At December 31, 2000, the Company had net operating loss carryforwards totaling approximately $52.8 million for Federal income tax purposes expiring beginning in 2019 and California state net operating loss carryforwards of $52.8 million expiring beginning in 2007. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets as of December 31, 1999 and 2000 of $18.2 million and $41.2 million, respectively.

     In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. In addition, Internal Revenue Code Section 382 substantially restricts the ability of a Corporation to utilize existing net operating losses in the event of an "ownership change." Therefore, the Company's net operating losses for Federal income tax purposes may be limited due to changes in ownership.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

13. SIGNIFICANT CONTRACTS

     The Company entered into a settlement agreement with an employee in connection with the termination of his employment in October 1997. Pursuant to this agreement, the employee received a severance payment of $175,000, to be paid out in eight quarterly installments. The amount due under this severance arrangement was $88,000 as of December 31, 1998. The amount was paid in full in 1999. As part of the settlement agreement, the individual received an option to purchase the lesser of 100,000 securities or 2.5% of the shares offered to the public upon an initial public offering at an exercise price that will be set at the completion of the initial public offering pursuant to the provision defined in the settlement agreement. The employee exercised the purchase option of 100,000 shares. The Company recorded compensation expense of $1,025,000 for the year ended December 31, 2000, which represented the difference between the fair value of the common stock and the amount paid.

     In 1998 the Company entered into an employment agreement with an officer of the Company under which deferred compensation of up to $200,000 was granted. The value of the deferred compensation was determined based on the value of the Company as of the payment date. The Company has accrued $200,000 in deferred compensation.

     For the years ended December 31, 1998, 1999 and 2000, the Company incurred legal expenses of approximately $450,000, $1,101,000 and $464,000, respectively, for legal services provided by Lenard & Gonzalez LLP. Allen Lenard, one of the Company's directors, is Managing Partner of Lenard & Gonzalez LLP.

     Kneeling Elephant Records, LLC, a subsidiary of the Company, entered into an agreement with RCA in January 1997. Kneeling Elephant was a record label managed by the Company. Under the agreement, RCA provided all funding to the Company for the label and owns the rights to all sound recordings made under artist agreements during the initial three year term of the agreement. RCA had an option to terminate its agreement with Kneeling Elephant after three years, at which point, the assets and properties of Kneeling Elephant would be divided based on the terms of the agreement. Under the agreement, RCA provided funding of $300,000 in January 1997, which was recognized ratably over the minimum three year operating term. Additionally, RCA has provided annual funding of $450,000, paid on a quarterly basis, to the Company for the operation of Kneeling Elephant under the terms of the agreement. The original agreement with RCA was extended through June 30, 2000, at which point it was terminated.

     In April 1999, the Company entered into an agreement with a merchandiser for a term of four years. In exchange for merchandise fulfillment services, the Company granted the merchandiser warrants to purchase 131,250 shares of common stock (after giving effect to the Reverse Stock Split) upon the signing of the agreement. Additional warrants to purchase common stock may be earned by the merchandiser based on the achievement of certain sales levels, none of which have been reached to date.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

     In June 1999, the Company entered into an agreement with a merchandiser for a three-year term. In exchange for merchandise fulfillment services over the term of the agreement, the Company paid a deposit of $1.0 million which is being amortized over the term of the agreement, and granted the merchandiser warrants to purchase 228,426 shares of common stock (after giving effect to the Reverse Stock Split) upon the signing of the agreement. Additional warrants to purchase common stock may be earned by the merchandiser based on the achievement of certain sales levels, none of which have been reached to date. In January 2001, the merchandiser filed for bankruptcy protection under Chapter 11.

     In November 1999, the Company entered into a three year programming license agreement with CHUMcity International. The Company is amortizing the license cost over the contractual license period.

     In December 1999, the Company entered into an eighteen month marketing agreement with ABC News Internet Ventures. The agreement provides for the exchange and distribution of content by both parties. As the values of the content and services being provided by both parties is not readily determinable, the content and services provided and received by the Company are being recorded at their cost basis to the Company, which is zero.

     In connection with the issuance of Series C Preferred shares, the Company entered into strategic relationships with four record labels. Under the terms of these agreements, the Company has the right to purchase certain content related to each of the respective companies' artists on terms generally made available to other online music companies. The cost associated with the acquisition of such content will be expensed as it is acquired and broadcast online.

     In December 1999, the Company entered into an advertising and promotion agreement with Yahoo! pursuant to which the Company purchases media placement on Yahoo! in return for certain promotional considerations. The Company is recording the expense related to the amounts paid to Yahoo! for advertising and promotion services over the term of the agreement as services or promotions are received. On November 7, 2000, the Company amended this agreement such that it has been terminated as of December 31, 2000. Yahoo! will deliver certain additional page views containing the Company's banners on various Yahoo! properties through June 30, 2001. Under the amendment, the Company has no additional payment obligations to Yahoo!. In connection with the original agreement, the Company issued Yahoo! warrants to purchase 339,254 shares of common stock (after giving effect to the Reverse Stock Split). The exercise price for 169,627 of the warrants is $13.93, and the exercise price for the remaining warrants is $12.00. The expense related to the warrants is being amortized through June 30, 2001 (see discussion of fair value under "Warrants" in note 15).

     The Company entered into an agreement with a landlord for office space for a term of ten years. In connection with the agreement, the Company issued warrants to purchase 62,500 shares of common stock at $13.93 per share. The expense related to the warrants is being amortized over the term of the agreement.

14. REDEEMABLE SECURITIES

     From July through December 1998, the Company issued redeemable preferred units for proceeds of $4.9 million. These preferred units were converted into
12.8 million Series A ARTISTdirect, LLC redeemable preferred securities pursuant to the Exchange Transaction, and were converted into 3,207,815 shares of Series A Redeemable Preferred Stock (Series A Preferred) pursuant to the Capital Reorganization and Reverse Stock Split. The Series A Preferred shares carried a 10%

                      ARTISTDIRECT, INC. AND SUBSIDIARIES
cumulative annual dividend. The liquidation preference and redemption value of the Series A Preferred shares was approximately $5.0 million as of December 31, 1999. The Series A Preferred shares and accrued dividend were converted to common shares upon the closing of the initial public offering.

     On February 17, 1999, the Company issued 170,443 redeemable common shares (Redeemable Stock) (after giving effect to the Reverse Stock Split) for the purchase of the remaining 80% of iMusic, Inc. The holder of the Redeemable Stock had the right to redeem the Redeemable Stock upon the earlier of an initial public offering or February 17, 2002 at a redemption value of $2.8 million. The holder chose not to redeem the shares. The accreted value of $2.4 million was included in redeemable common securities in the balance sheet as of December 31, 1999 and was converted to common shares upon the completion of the initial public offering in March 2000.

     On May 18, 1999, the Company issued 3,750,000 Series B redeemable preferred shares (Series B Preferred) (after giving effect to the Reverse Stock Split) for proceeds of $15 million. The Series B Preferred shares had the same redemption terms as the Series A Preferred shares, and had an original conversion price of $4.00 per share. The Series B Preferred shares had liquidation preference over all other classes of shares. The liquidation preference and redemption value of the Series B Preferred shares was $15.4 million as of December 31, 1999. The Series B Preferred shares and accrued dividends were converted to common shares upon the closing of the initial public offering in March 2000.

     In December 1999, the Company issued 5,905,374 Series C redeemable preferred shares (Series C Preferred) (after giving effect to the Reverse Stock Split) for proceeds of $82.2 million and in January 2000, the Company issued an additional 1,094,917 Series C Preferred shares for proceeds of $15.2 million. The total sum of $97.5 million was raised through the sale of shares to six music and media companies which included Universal Music Group, BMG Entertainment, Sony Music Entertainment, Time Warner Inc., an affiliate of Cisneros Television Group and Yahoo! The Series C Preferred shares had the same redemption terms as the Series A and Series B Preferred shares and had an initial conversion price of $13.928 per share. The liquidation preference and redemption value as of December 31, 1999 was $82.3 million. The Series C Preferred shares were converted to 10,156,252 common shares upon the closing of the initial public offering. The conversion rate was 1.45 common shares for each Series C Preferred share based on the offering price and pursuant to the Series C shareholder agreement.

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

     In the rescission offer, the Company will offer to repurchase from these persons all shares issued directly to these persons or pursuant to option exercises by these persons before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for the shares, plus interest at the rate of 7% from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement. Based upon the number of options exercised through December 31, 2000, the out-of-pocket cost to the Company would be approximately $2.2 million, plus interest.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

     In addition, the Company will also offer to repurchase all unexercised options to these persons at 20% of the option exercise price times the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based on the number of options outstanding as of December 31, 2000, and assuming that none of these options are exercised prior to the end of the rescission offer, the out-of-pocket cost to the Company in repurchasing such options would be approximately $7.8 million, plus interest.

     The Company has accrued $114,000, $6.7 million and $3.9 million related to the rescission offer for the years ended December 31, 1998, 1999 and 2000. Of the $10.8 million accrued as of December 31, 2000, $7.8 million represents the accrual for options issued during the period that are subject to the rescission offer, $2.2 million represents amounts due as a result of the exercise of options and $769,000 represents accrued interest.

15. MEMBERS' EQUITY

     MEMBER DISTRIBUTIONS

     The Company made distributions to members of $249,000 and $741,000 in 1998 and 1999, respectively.

     VARIABLE EQUITY INTERESTS

     During 1998, the Company issued common units, which were converted to common shares upon the conversion of the Company to a C Corporation in October 1999, to certain executive employees and its outside legal counsel in connection with services rendered and to be rendered. In January 1998, Keith Yokomoto and L&G Associates One, an affiliate of Lenard and Gonzalez LLP, one of the Company's outside legal counsel, received interests of 10.1% and 3.03% respectively. In June 1998, Steve Rennie and Robert Morse received interests of 4.04% and 1.01% respectively. The units provided for the holder to share in the capital of the Company to the extent of increases in the fair value of the Company subsequent to the issuance of the units (Appreciation Rights). The Appreciation Rights issued to employees have been accounted for as stock appreciation rights. The Appreciation Rights issued to the outside legal counsel were valued at the estimated fair value as determined by the Company and expensed immediately as they related to past services. Accordingly, the value of the Appreciation Rights has been adjusted based on changes in the fair value of the Company. The Company has estimated the fair value based on third party equity transactions and ultimately on the trading price of the Company's common shares upon the completion of the initial public offering. The Appreciation Rights were settled upon the closing of the initial public offering on March 31, 2000. The Company has recognized as stock based compensation expense $3.8 million and $16.3 million for the years ended December 31, 1998 and 1999, respectively. The Company recorded a credit to stock based compensation in the amount of $6.6 million for the year ended December 31, 2000 as a result of the decline in the value of the Company's common shares from December 31, 1999 to March 31, 2000, the date on which the Appreciation Rights were settled.

     WARRANTS

     In May and June 1999, the Company issued warrants to purchase 359,676 shares of common stock (after giving effect to the Reverse Stock Split) at $4.00 per share to two vendors from whom it purchases merchandise ("merchandisers"). The value of the warrants was $864,000, of which $168,000 and $262,000 has been recognized as expense for the years ended December 31, 1999 and 2000, respectively. The value of the warrants is being amortized as cost of revenues over the term of

                      ARTISTDIRECT, INC. AND SUBSIDIARIES
the related merchandising agreements. All of the warrants are exercisable as of December 31, 2000 and none have been exercised. Additionally, the merchandisers may earn up to 545,464 of additional warrants based on certain performance levels as specified in the merchandising agreements, none of which have been reached as of December 31, 2000.

     In December 1999, the Company issued warrants to purchase 339,254 shares of common stock in connection with an advertising and promotion agreement. The warrants vest in December 2001. The value of the warrants upon issuance was $2.0 million, of which $19,000 was recorded as expense for the year ended December 31, 1999. These warrants are being accounted for as variable instruments under EITF 96-18. Due to the decrease in fair value of the Company's common stock, the value of the warrants was reduced to $92,000 as of December 31, 2000. The related expense for the year ended December 31, 2000 was $28,000. The value of the warrants is being amortized through June 30, 2001.

     In January 2000, the Company issued warrants to purchase 62,500 shares of common stock in connection with an office lease. The warrants were exerciseable upon grant, and none have been exercised as of December 31, 2000. The warrants were valued at $568,000, of which $47,000 has been recorded as expense for the year ended December 31, 2000. The value of the warrants is being amortized over the term of the related lease.

     In August 2000, the Company issued warrants to purchase 13,059 shares of common stock to various consultants in connection with the acquisition of Mjuice.com, Inc. These warrants were valued at $34,000 and were accounted for as part of the purchase price. The warrants have exercise prices ranging from $0.19 to $6.35 per share, and all of the warrants were exerciseable as of December 31, 2000.

     PREFERRED DIVIDENDS

     On May 18, 1999, the Company paid to the Series A redeemable preferred securities holders the accrued dividends to that date of $355,000 in the form of 88,632 common shares (after giving effect to the Reverse Stock Split), as well as a cash payment of $85,000.

     On October 6, 1999, the Company paid to the Series A and B redeemable preferred stockholders the accrued dividends to that date of $767,000 in the form of 213,002 shares of common stock (after giving effect to the Reverse Stock Split), as well as a cash payment of $191,000.

     Upon the conversion of the Series A, B and C Preferred shares to common shares, accrued dividends of $963,000 were converted into 80,216 common shares.

     PURCHASE OF SHARES BY OFFICER

     In September 1999, the Company's Chief Financial Officer purchased 111,111 shares of common securities from certain officer stockholders at a purchase price of $3.60 per share. The difference between the purchase price and the fair value of the securities as of the date of the transaction has been reflected as stock-based compensation. The amount of stock-based compensation aggregated $875,000 for the year ended December 31, 1999. The Company determined the fair value of the securities based on the continued growth of the Company's operations and recent equity transactions with third parties.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

     EQUITY TRANSFER

     In March 2000, the founders of the Company entered into a series of transactions whereby two employees and an outside legal counsel would receive the appreciation on the Company's common stock above $13.93 per share through the third day of trading after the initial public offering. Additionally, the two employees and outside legal counsel received stock options on the third day of trading after the initial public offering with an exercise price of $13.93. There was no expense charge for the appreciation rights and stock options granted to the two employees, as the stock price was below $13.93 per share on the third day of trading and the exercise price on the stock options was greater than the fair value of the Company's common stock on the date of grant. The fair value of the appreciation rights and stock options granted to the outside legal counsel was $2,029,000 and was recorded as expense for the year ended December 31, 2000, as the grants related to past services.

16. OPTIONS

     In July 1998, the Company implemented the 1998 Unit Option Plan (which was subsequently amended and replaced by the 1999 Employee Stock Option Plan), which has reserved 6,500,000 shares (after giving effect to the Reverse Stock Split) of the Company's common stock for issuance to employees, non-employee members of the board of directors and consultants. This share reserve will automatically increase on the first trading day in January each calendar year, beginning 2001, by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 875,000 shares. No option may have a term in excess of 10 years. The options issued during 1998, 1999 and 2000 vest within three years. As of December 31, 2000, 746,401 shares remained available for future option grant.

     The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," Interpretation No. 44, and other related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

     Summary stock option activity for 1999 Employee Stock Option Plan during the years ended December 31, 1998, 1999 and 2000 is as follows (after giving effect to the Reverse Stock Split):

                                                    OPTIONS OUTSTANDING
                                                   ----------------------
                                                                 WEIGHTED
                                                                 AVERAGE
                                                   NUMBER OF     EXERCISE
                                                     SHARES       PRICE
                                                   ----------    --------
Outstanding options at December 31, 1997.........          --     $  --
  Granted........................................     356,718      1.52
  Exercised......................................          --        --
  Canceled.......................................          --        --
                                                   ----------     -----
Outstanding options at December 31, 1998.........     356,718      1.52
  Granted........................................   3,449,062      3.60
  Exercised......................................     (58,750)     3.40
  Canceled.......................................      (1,250)     3.60
                                                   ----------     -----
Outstanding options at December 31, 1999.........   3,745,780     $3.41
  Granted........................................   3,197,088      8.16
  Exercised......................................     (31,809)     1.37
  Canceled.......................................  (1,248,019)     4.62
                                                   ----------     -----
Outstanding options at December 31, 2000.........   5,663,040     $5.84
                                                   ==========     =====

     During the year ended December 31, 1999 the Company issued 7,500 options to consultants, resulting in a weighted average fair value per option of $10.21, and a total value of $77,000. The Company recorded this amount as stock based compensation for the year ended December 31, 1999.

     In February 2000, the Company accelerated the vesting of 114,796 stock options granted to an executive of the Company. The resulting compensation expense of $964,000, which represented the difference between the fair value of the Company's common stock on the date of modification and the exercise price, was recorded during the year ended December 31, 2000.

     If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, net loss for the years ended December 31, 1998, 1999 and 2000 would have changed to the pro forma amounts indicated below:

                                                       YEAR ENDED DECEMBER 31,
                                                     ----------------------------
                                                      1998      1999       2000
                                                     ------    -------    -------
                                                            (IN THOUSANDS)
Net loss:
  As reported......................................  $6,318    $57,804    $59,308
  Pro forma........................................  $6,334    $58,254    $64,678
                                                     ======    =======    =======

     The fair value of options granted during 1998 and 1999 was determined using a minimum value pricing model with the following assumptions: risk-free interest rate of 6.0% and an expected life of five years. The fair value of options granted during the year ended December 31, 2000 was determined using a Black-Scholes model with the following assumptions: risk free rate of 6.38%, a volatility factor of 100%, no expected dividends and an expected life of five years. The weighted

                      ARTISTDIRECT, INC. AND SUBSIDIARIES
average fair values of the options on the date of grant were $.32 per share, $5.56 per share and $5.83 for the options granted in 1998, 1999 and 2000, respectively.

     The following table summarizes information regarding options outstanding and options exerciseable at December 31, 2000 (after giving effect to the Reverse Stock Split):

                        OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                 ----------------------------------   --------------------
                              WEIGHTED
                               AVERAGE     WEIGHTED               WEIGHTED
                              REMAINING    AVERAGE                AVERAGE
                  NUMBER     CONTRACTUAL   EXERCISE    NUMBER     EXERCISE
EXERCISE PRICE   OF SHARES      LIFE        PRICE     OF SHARES    PRICE
- --------------   ---------   -----------   --------   ---------   --------
$         0.75      80,000    6.89 years    $ 0.75           --    $ 0.75
          1.24     208,168    4.58            1.24      203,051      1.24
          2.00      32,500    6.76            2.00           --      2.00
          2.32      87,691    4.58            2.32       85,560      2.32
          2.50      45,000    6.76            2.50           --      2.50
          3.00     545,000    6.76            3.00           --      3.00
          3.60   2,610,239    5.60            3.60    1,591,049      3.60
          4.00     642,625    6.42            4.00       10,972      4.00
         12.00     469,823    6.15           12.00      135,137     12.00
         13.93     935,744    6.25           13.93           --     13.93
         14.00       6,250    6.07           14.00           --     14.00
- --------------   ---------   ----------     ------    ---------    ------
$0.75 - $14.00   5,663,040    5.94 years    $ 5.84    2,025,769    $ 4.28
==============   =========   ==========     ======    =========    ======

     In June 1999 and as amended in October 1999 and March 2000 the Company adopted the 1999 Artist and Artist Advisor Stock Option Plan (the Advisor Plan). The Advisor Plan has reserved 1,850,000 shares (after giving effect to the Reverse Stock Split) of common stock for issuance to artists for whom the Company maintains ARTISTchannels and their agents, business managers, attorneys and other advisors. This share reserve will automatically increase on the first trading day in January each calendar year, beginning 2001, by an amount equal to one percent (1%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 375,000 shares. As of December 31, 2000, 521,170 shares remained available for future option grants. The options expire seven years from the date of grant. Vesting generally varies between one to three years, as specifically stated in each advisor's option agreement. In January 2000, the vesting of certain options was accelerated such that these options grants vested immediately.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

     Summary stock option activity for the Advisor Plan options during the years ended December 31, 1999 and 2000 is as follows (after giving effect to the Reverse Stock Split):

                                                     OPTIONS OUTSTANDING
                                                    ---------------------
                                                                 WEIGHTED
                                                                 AVERAGE
                                                    NUMBER OF    EXERCISE
                                                     SHARES       PRICE
                                                    ---------    --------
Outstanding Options at
  December 31, 1998...............................         --         --
     Granted......................................    999,563     $ 3.92
     Exercised....................................         --         --
     Canceled.....................................         --         --
                                                    ---------     ------
Outstanding Options at
  December 31, 1999...............................    999,563       3.92
     Granted......................................    333,017      13.93
     Exercised....................................   (135,469)      4.00
     Canceled.....................................     (3,750)      4.00
                                                    ---------     ------
Outstanding Options at
  December 31, 2000...............................  1,193,361     $ 6.70
                                                    =========     ======

     The weighted average fair value of options granted under the Advisor Plan was $9.34 and $6.65 per option, resulting in a total value for options granted of $9.7 million and $2.1 million for the years ended December 31, 1999 and 2000, respectively. Of the $2.1 million in option fair value in 2000, $1.8 million was expensed immediately, as it related to past services. Consequently, $9.7 million and $300,000 for 1999 and 2000, respectively, of total value for options granted has been recorded as unearned compensation in the statement of changes in members' and stockholders' equity (deficit) and is being amortized over the term of the artists' and advisors' option agreement.

     The following table summarizes information regarding options outstanding and options exercisable at December 31, 2000 (after giving effect to the Reverse Stock Split):

                       OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                 --------------------------------   --------------------
                             WEIGHTED
                              AVERAGE    WEIGHTED               WEIGHTED
                             REMAINING   AVERAGE                AVERAGE
                  NUMBER     CONTRACT    EXERCISE    NUMBER     EXERCISE
EXERCISE PRICE   OF SHARES     LIFE       PRICE     OF SHARES    PRICE
- --------------   ---------   ---------   --------   ---------   --------
    $ 3.60         189,375     5.78       $ 3.60      189,375    $ 3.60
      4.00         670,969     5.73         4.00      633,719      4.00
     13.93         333,017     6.23        13.93      308,017     13.93
- --------------   ---------     ----       ------    ---------    ------
$3.60 - $13.93   1,193,361     5.88       $ 6.70    1,131,111    $ 6.64
==============   =========     ====       ======    =========    ======

     In June 1999 and as amended in October 1999, the Company adopted the 1999 Artist Stock Plan (the Artist Option Plan), which has reserved 4,000,000 shares (after giving effect to the Reverse Stock Split) of common stock for issuance to artists for whom the Company maintains ARTISTchannels. This share reserve will automatically increase on the first trading day in January each calendar year, beginning 2001, by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar

                      ARTISTDIRECT, INC. AND SUBSIDIARIES
year, but in no event will this annual increase exceed 875,000 shares. As of December 31, 2000, 1,416,564 shares remained available for future option grants. The options expire seven years from the date of grant. Vesting generally varies between one to three years, as specifically stated in each artist's option agreement. In January 2000, the vesting of certain options was accelerated such that these options vested immediately.

     Summary stock option activity for the Artist Option Plan during the years ended December 31, 1999 and 2000 is as follows (after giving effect to the Reverse Stock Split):

                                                     OPTIONS OUTSTANDING
                                                    ---------------------
                                                                 WEIGHTED
                                                                 AVERAGE
                                                    NUMBER OF    EXERCISE
                                                     SHARES       PRICE
                                                    ---------    --------
Outstanding Options at
  December 31, 1998...............................         --         --
     Granted......................................  2,264,061     $ 4.00
     Exercised....................................   (117,916)      4.00
     Canceled.....................................         --         --
                                                    ---------     ------
Outstanding Options at
  December 31, 1999...............................  2,146,145       4.00
     Granted......................................    469,375     $13.41
     Exercised....................................   (241,770)      4.00
     Canceled.....................................   (150,000)      4.00
                                                    ---------     ------
Outstanding Options at
  December 31, 2000...............................  2,223,750     $ 5.99
                                                    =========     ======

     The weighted average fair value of the options granted under the Artist Option Plan was $8.33 and $9.97 per option, resulting in a total value for options granted of $20.6 million and $4.7 million for the years ended December 31, 1999 and 2000, respectively, which has been recorded as unearned compensation in the statement of changes in members' and stockholders' equity, and is being amortized over the service period of the related artist agreements.

     The following table summarizes information regarding options outstanding and options exercisable at December 31, 2000 (after giving effect to the Reverse Stock Split):

                       OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                 --------------------------------   --------------------
                             WEIGHTED
                              AVERAGE    WEIGHTED               WEIGHTED
                             REMAINING   AVERAGE                AVERAGE
                  NUMBER     CONTRACT    EXERCISE    NUMBER     EXERCISE
EXERCISE PRICE   OF SHARES     LIFE       PRICE     OF SHARES    PRICE
- --------------   ---------   ---------   --------   ---------   --------
    $ 4.00       1,754,375     5.68       $ 4.00      888,037    $ 4.00
     12.00         125,000     6.22        12.00      125,000     12.00
     13.93         344,375     6.18        13.93      106,979     13.93
- --------------   ---------     ----       ------    ---------    ------
$4.00 - $13.93   2,223,750     5.79       $ 5.99    1,120,016    $ 5.84
==============   =========     ====       ======    =========    ======

     Total compensation expense related to the Advisor Plan and the Artist Option Plan was $12.4 million and $10.2 million for the years ended December 31, 1999 and 2000 respectively, of

                      ARTISTDIRECT, INC. AND SUBSIDIARIES
which $1.6 million and $7.3 million, respectively, was included in cost of revenue, and $10.8 million and $2.9 million, respectively, was included in operating expenses.

     The estimated fair values of the options granted under the Advisor Plan and the Artist Option Plan was determined using the Black-Scholes model. The key assumptions used in the model for the purpose of the calculation were: a risk free rate of 6.0%, a volatility factor of 80%, no expected dividends and an expected life of seven years for options granted in 1999; and a risk free rate of 6.4%, a volatility factor ranging from 80% to 150%, no expected dividends and an expected life of seven years for options granted in 2000.

     For the year ended December 31, 1999, the addition to unearned compensation of $67.7 million was comprised of the issuance of options under the Artist Option Plan and Advisor Plan with a fair value of $30.3 million; the issuance of compensatory options granted under the 1999 Employee Stock Option Plan with a fair value of $17.9 million; options granted to non-employees under the 1999 Employee Stock Option Plan with a fair value of $77,000; warrants granted to suppliers with a fair value of $864,000; warrants granted for advertising services with a fair value of $2.0 million; and an increase in the value of the variable equity interests of $16.5 million.

     For the year ended December 31, 2000, the decrease to unearned compensation of $1.4 million was comprised of additions of $5.7 million, which were offset by reductions of $7.1 million. The additions were a result of the grant of options under the Artist Option Plan and Advisor Plan with a fair value of $4.9 million; warrants granted to the landlord with a fair value of $568,000; and the issuance of compensatory options under the 1999 Employee Stock Option Plan with a fair value of $210,000. The reductions were a result of the cancellation of options under the Artist Option Plan and Advisor Plan with an unamortized balance of $1.3 million on the cancellation date; a decrease in the value of the unamortized portion of the variable equity interest of $600,000; a decrease in the value of warrants accounted for as variable instruments of $1.9 million; and the cancellation of unvested compensatory employee options with a remaining unamortized value of $3.3 million as a result of terminations in 2000.

     In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan, which initially reserved 500,000 shares of common stock for issuance under this plan. This share reserve automatically increases on the first trading day in January each calendar year, beginning 2001, by an amount equal to one percent (1%) of the total number of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 250,000 shares. Terms of the plan permit eligible employees to purchase common stock through payroll deduction of up to 15% of each employee's compensation. The accumulated deductions will be applied to the purchase on shares on each semi-annual purchase date at a purchase price per share equal to 85% of the fair market value per share on the participant's entry date into the offering period or the semi-annual purchase date, whichever is lower. Pursuant to the provisions of APB No. 25, shares issued to employees under this plan are considered noncompensatory. As of December 31, 2000, 67,578 shares were issued under this plan for total proceeds of $40,000.

     In connection with the acquisition of Mjuice.com, Inc. in August 2000, the Company assumed the Audio Explosion, Inc. 1998 Stock Option Plan and the Mjuice.com, Inc. 1999 Stock Option Plan. Options granted to employees, consultants and directors under these plans were converted into options to purchase shares of the Company's common stock. Options currently outstanding vest over periods of up to 48 months from their grant date. Each option shall terminate 10 years after the date of grant. The value of the options issued by the Company was included as part of the purchase price.

     Summary stock option activity for the Audio Explosion and Mjuice.com Stock Option Plans during the year ended December 31, 2000 is as follows:

                                                     OPTIONS OUTSTANDING
                                                    ---------------------
                                                                 WEIGHTED
                                                                 AVERAGE
                                                    NUMBER OF    EXERCISE
                                                     SHARES       PRICE
                                                    ---------    --------
Outstanding options at December 31, 1999..........       --       $  --
  Granted.........................................   20,907        2.94
  Exercised.......................................       --          --
  Canceled........................................   (1,071)       5.24
                                                     ------       -----
Outstanding options at December 31, 2000..........   19,836       $2.81
                                                     ======       =====

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

     The following table summarizes information regarding options outstanding and options exercisable at December 31, 2000:

                       OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                 --------------------------------   --------------------
                             WEIGHTED
                              AVERAGE    WEIGHTED               WEIGHTED
                             REMAINING   AVERAGE                AVERAGE
                  NUMBER     CONTRACT    EXERCISE    NUMBER     EXERCISE
EXERCISE PRICE   OF SHARES     LIFE       PRICE     OF SHARES    PRICE
- --------------   ---------   ---------   --------   ---------   --------
    $1.87          9,182       8.13       $1.87       4,782      $1.87
     3.18          9,155       8.66        3.18       7,314       3.18
     6.35          1,499       9.07        6.35         464       6.35
- -------------     ------       ----       -----      ------      -----
$1.87 - $6.35     19,836       8.45       $2.81      12,560      $2.80
=============     ======       ====       =====      ======      =====

17. 401(K) PLAN

     In February 1999 and as amended in January 2000, the Company adopted the Cash or Deferred Profit Sharing Plan and Trust under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees of the Company age 21 years or older who complete three months of service are eligible to participate in the 401(k) Plan. The Company does not match participants' contributions to the 401(k) Plan. Accordingly, there is no expense for the years ended December 31, 1999 and 2000.

18. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     Future minimum lease payments under operating leases for facilities and certain equipment, including leases entered into subsequent to December 31, 2000, are as follows as of the years ended December 31:

                                                    (IN THOUSANDS)
2001..............................................     $ 1,730
2002..............................................       1,878
2003..............................................       1,756
2004..............................................       1,746
Thereafter........................................      10,251
                                                       -------
  Total...........................................     $17,361
                                                       =======

     Rent expense under operating leases for the years ended December 31, 1998, 1999 and 2000 for the Company was $109,000, $341,000 and $1,735,000,
respectively.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

     EMPLOYMENT CONTRACTS

     Future payments under employment contracts are as follows for the years ended December 31:

                                                    (IN THOUSANDS)
2001..............................................      $1,293
2002..............................................          25
                                                        ------
  Total...........................................      $1,318
                                                        ======

     LITIGATION

     The Company is subject to various pending and threatened legal actions, which arise in the normal course of business. The Company's management believes that the impact of such litigation will not have a material adverse impact on its financial position or results of operations.

19. REPORTABLE SEGMENTS

     The Company provides integrated music entertainment products and services through three reportable segments. The three reportable segments are music-related Web site operations ("ARTISTdirect Network"), musical artist booking operations ("Talent Agency") and record label operations ("Record Label"). ARTISTdirect Network generates revenue primarily from the sale of recorded music and music-related merchandise and from the sale of advertising on our Web sites. The Talent Agency generates revenue from commissions based on the income received by agency clients for live performances. The Record Label generated revenue from advances under an agreement with RCA, which was terminated in June 2000, and from royalties on sales of recorded music. The factors for determining reportable segments were based on service and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. The following table summarizes the revenue, operating income and depreciation and amortization by segment for the years ended December 31, 1998, 1999 and 2000.

                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------
                                                     1998       1999       2000
                                                    -------   --------   --------
                                                           (IN THOUSANDS)
Net Revenue:
  ARTISTdirect Network...........................   $ 2,100   $  8,192   $ 18,486
  Talent Agency..................................     1,917      1,304      2,946
  Record Label...................................       565        778        244
                                                    -------   --------   --------
                                                      4,582     10,274     21,676
Income (Loss) from Operations:
  ARTISTdirect Network...........................    (5,256)   (57,900)   (66,971)
  Talent Agency..................................      (629)        22      2,191
  Record Label...................................      (464)      (257)      (262)
                                                    -------   --------   --------
                                                     (6,349)   (58,135)   (65,042)
                                                    -------   --------   --------
Interest income (expense), net...................        29        281      5,969
Income/(loss) from equity investment.............         2         50       (235)
                                                    -------   --------   --------
Net Loss.........................................   $(6,318)  $(57,804)  $(59,308)
                                                    =======   ========   ========

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------
                                                     1998       1999       2000
                                                    -------   --------   --------
                                                           (IN THOUSANDS)
Depreciation and amortization:
  ARTISTdirect Network...........................   $    38   $  2,504   $  6,237
  Talent Agency..................................        18          5          9
  Record Label...................................         3         --          2
                                                    -------   --------   --------
                                                    $    59   $  2,509   $  6,248
                                                    =======   ========   ========

     The following tables summarize the capital expenditures for the years ended December 31, 1998, 1999 and 2000 and assets as of December 31, 1998, 1999 and 2000.

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                        1998     1999      2000
                                                        ----    ------    ------
                                                             (IN THOUSANDS)
Capital expenditures:
  ARTISTdirect Network..............................    $123    $3,498    $7,523
  Talent Agency.....................................      15         9        --
  Record Label......................................       3         6        --
                                                        ----    ------    ------
                                                        $141    $3,513    $7,523
                                                        ====    ======    ======

                                                            DECEMBER 31,
                                                 ----------------------------------
                                                  1998      1999          2000
                                                 ------    -------    -------------
Assets:
  Corporate..................................    $  403    $78,406      $100,708
  ARTISTdirect Network.......................     2,932     17,571        17,054
  Talent Agency..............................        68      2,547           743
  Record Label...............................         9         76            --
                                                 ------    -------      --------
                                                 $3,412    $98,600      $118,505
                                                 ======    =======      ========

     Assets by segment are those assets used in the Company operations in each segment. Corporate assets are principally made up of cash and cash equivalents, short term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

                      ARTISTDIRECT, INC. AND SUBSIDIARIES

20. QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly results of operations for the eight most recent quarters ended December 31, 2000. This unaudited quarterly information has been derived from the Company's unaudited financial statements and, in the Company's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                               QUARTER ENDED
                                 --------------------------------------------------------------------------
                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                                   1999        1999         1999            1999         2000        2000
                                 ---------   --------   -------------   ------------   ---------   --------
                                                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Net revenue....................   $ 1,698    $ 1,984      $  2,752        $  3,840     $  4,497    $  5,598
Gross profit (loss)............       402        331            45            (744)      (1,850)       (527)
Net loss.......................    (2,719)    (5,473)      (26,014)        (23,598)     (11,187)    (14,003)
Net loss attributed to common
  shareholders.................    (2,840)    (5,770)      (26,548)        (24,297)     (36,747)    (14,274)
Basic and diluted loss per
  share........................   $    --    $    --      $     --        $  (1.71)    $  (2.45)   $  (0.39)

                                        QUARTER ENDED
                                 ----------------------------
                                 SEPTEMBER 30,   DECEMBER 31,
                                     2000            2000
                                 -------------   ------------
                                        (IN THOUSANDS)
Net revenue....................    $  5,562        $  6,019
Gross profit (loss)............      (1,334)         (1,155)
Net loss.......................     (17,075)        (17,043)
Net loss attributed to common
  shareholders.................     (16,921)        (17,236)
Basic and diluted loss per
  share........................    $  (0.45)       $  (0.46)

21. SUBSEQUENT EVENTS

     In February 2001, the Company authorized the repurchase of up to 2.0 million shares of the Company's outstanding shares of common stock. The repurchase will be made through a "Dutch Auction" style self-tender offer, at an expected offering range of between $1.25 and $1.50 per share, subject to market conditions prior to commencement of the tender offer. If the number of shares tendered is greater than the number sought, the Company will select the tendered price within the range that allows the Company to repurchase the entire 2.0 million shares at the lowest aggregate price, with purchases to be made on a pro-rata basis for stockholders tendering at or below the purchase price.

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
- -----------                       -----------

     3.1*     Amended and Restated Certificate of Incorporation of the Registrant.

     3.2*     Amended and Restated Bylaws of the Registrant.

     4.1*     See Exhibits 3.1 and 3.2 for provisions of the Registrant's Certificate of Incorporation and Bylaws
              determining the rights of holders of the Registrant's common stock. See Exhibit 10.8 for the rights of holders of registration rights.

     4.2*     Specimen common stock certificate.

    10.1+*    Agreement dated as of November 15, 1996, between the RCA Records Label and the Registrant.

    10.2*     Digex Services and Products Agreement, dated August 8, 1999, between Digex, Inc. and the Registrant.

    10.3+*    BMI Music Performance Agreement for the UBL, dated October 9, 1998.

    10.4+*    AT&T Dedicated Hosting Service Agreement, dated April 16, 1999, between AT&T and the Registrant.

    10.5*     Settlement Agreement and Mutual General Release, dated as of October 23, 1997, between William Elson, on the one hand, and the Registrant, MGE, LLC, Marc Geiger and Donald Muller, on the other hand.

    10.6+*    Database, On-Line Internet Retail Store and Consumer Direct Fulfillment Services Agreement, dated as of
              August 15, 1998, between AEC One Stop Group, Inc. and the UBL, as amended.

    10.7*     Securities Purchase Agreement, dated July 28, 1998, among the Registrant, the UBL, Constellation Venture
              Capital, L.P. and Constellation Ventures (BVI), Inc.

    10.8*     Third Amended and Restated Registration Rights Agreement, dated as of November 12, 1999, among the
              Registrant and the other parties who are signatories thereto, as amended.

    10.9*     UBL Exchange, Contribution and Distribution Agreement, dated May 18, 1999.

    10.10*    Exchange Agreement, dated February 17, 1999, by and among the UBL, Scott Blum and Eric Benjamin.

    10.11*    Contingent Loan Agreement, dated February 17, 1999, by and between the UBL and Scott Blum.

    10.12*    Letter Agreement, dated February 17, 1999, between the UBL and Scott Blum regarding bonuses to cover interest obligations under the Contingent Loan Agreement.

    10.13*    Issuance, Noncompetition and Nonsolicitation Agreement, dated as of January 1, 1996, between the
              Registrant and Keith Yokomoto.

    10.14*    Issuance Agreement, dated as of January 1, 1998, between the Registrant, Marc Geiger, Donald Muller, and
              L&G Associates One.

    10.15*    Issuance, Noncompetition and Nonsolicitation Agreement, dated as of June 30, 1998, between the Registrant and Steve Rennie.

    10.16*    Deferred Compensation Agreement, dated as of April 1, 1998, by and between Keith Yokomoto and the
              Registrant dated July 1, 1998.

    10.17*    Employment Agreement, dated as of January 1, 1998, between Keith Yokomoto and the Registrant.

    10.18*    Employment Agreement, dated as of April 1, 1998, between Steve Rennie and the UBL.

    10.19*    Employment Agreement, dated as of July 28, 1998, between Marc Geiger and the Registrant.


EXHIBIT NO.                       DESCRIPTION
- -----------                       -----------

    10.20*    Employment Agreement, dated as of July 28, 1998, between Don Muller and the Registrant.

    10.21*    1999 Employee Stock Purchase Plan.

    10.22*    1999 Employee Stock Option Plan.

    10.23*    1999 Artist and Artist Advisor Stock Option Plan.

    10.24*    1999 Artist Stock Option Plan.

    10.25+*   Agreement to license Pandesic E-business Solution Service between Pandesic LLC, AD and UBL.

    10.26+*   ADNM Merchandiser Agreement, dated as of April 1, 1999, between Giant Merchandising and ARTISTdirect New Media, LLC.

    10.27+*   ADNM Merchandiser Agreement, dated as of June 7, 1999, between Winterland Concessions Company and
              ARTISTdirect New Media, LLC.

    10.28+*   UBL Merchandiser Agreement, dated as of April 1, 1999, between Giant Merchandising and ARTISTdirect New Media, LLC.

    10.29*    Form of Directors Indemnification Agreement.

    10.30*    Form of Officers Indemnification Agreement.

    10.31*    Audio Sample License Agreement dated as of December 20, 1999 between the Company and Maverick Recording Company.

    10.32+*   Internet Video License Agreement dated as of December 20, 1999 between the Company and Maverick Recording Company.

    10.33+*   Webcasting Transmission License Agreement dated as of December 20, 1999 between the Company and Maverick
              Recording Company.

    10.34+*   Strategic Marketing Agreement dated as of December 20, 1999 between the Company and Maverick Recording Company.

    10.35+*   Audio Sample License Agreement dated as of December 20, 1999 between the Company and Warner Music Group Inc.

    10.36+*   Internet Video License Agreement dated as of December 20, 1999 between the Company and Warner Music Group Inc.

EXHIBIT NO.                       DESCRIPTION
- -----------                       -----------

    10.37+*   Webcasting Transmission License Agreement dated as of December 20, 1999 between the Company and Warner
              Music Group Inc.

    10.38+*   Strategic Marketing Agreement dated as of December 20, 1999 between the Company and Warner Music Group Inc.

    10.39*    Strategic Marketing Agreement dated as of December 6, 1999 between the Company and Universal Music Group, Inc.

    10.40+*   ARTISTdirect -- Cisneros Television Group Memorandum of Understanding dated as of November 15, 1999 between the Company and Lakeport Overseas Ltd.

    10.41+*   Strategic Licensing Agreement dated as of December 6, 1999 between the Company and Sony Music.

    10.42*    Strategic Marketing Agreement dated as of December 20, 1999 between the Company and BMG Music.

    10.43+*   Advertising and Promotion Agreement dated as of December 24, 1999 between the Company and Yahoo! Inc.

    10.44*    Yahoo! Remote Merchant Integration (RMI) Program Agreement dated as of December 24, 1999 between the
              Company and Yahoo! Inc.

    10.45*    Form of Series C Preferred Stock Purchase Agreement.

    10.46*    Warrant dated December 24, 1999, issued to Yahoo!

    10.47*    5670 Wilshire Boulevard Office Lease, as amended.

    21.1**    Subsidiaries of ARTISTdirect, Inc.

    23.1      Consent of KPMG LLP with respect to ARTISTdirect, LLC and subsidiaries.

- -------------------------

* Incorporated by reference to the same exhibit in the Registrant's Registration Statement on Form S-1 (Registration Number 333-87547) initially filed on September 22, 1999, as amended by Amendment No.'s 1-7 thereto.

** Incorporated by reference to the same exhibit in the Registrant's Registration Statement on Form S-1 (Registration Number 333-41630) initially filed on July 18, 2000.

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.