Form 10-K/A
period 2000-12-31
ARTISTDIRECT INC
filed 2001-04-30
CIK 1095079

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                         (AMENDMENT NO. 1 TO FORM 10-K)

                                 ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        As of March 15, 2001, there were 37,796,081 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K/A: None.

================================================================================

                        PORTIONS AMENDED/EXPLANATORY NOTE


        ARTISTDIRECT, Inc. previously anticipated incorporating by reference from the definitive proxy statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. However, in accordance with paragraph 3 of General Instruction G to Form 10-K, the Company hereby amends Part III (Items 10, 11, 12 and 13) contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, originally filed with the Securities and Exchange Commission on April 2, 2001, to provide the additional required information relating to the directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions, as set forth below. Except as set forth in Items 10, 11, 12 and 13 below, no other changes are made to the Company's Report on Form 10-K for the fiscal year ended December 31, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth certain information regarding all directors, executive officers and certain key employees of the Company as of March 31, 2001:


NAME                                       AGE        POSITIONS WITH THE COMPANY
----                                       ---        --------------------------
Clifford H. Friedman.................      42         Director
Marc P. Geiger.......................      38         Chairman of the Board and Chief Executive Officer
Dara Khosrowshahi....................      31         Director
Stephen M. Krupa.....................      36         Director
Allen D. Lenard......................      59         Director
Benjamin Moody.......................      41         Director
Donald P. Muller.....................      40         President, ARTISTdirect Agency and Director
Rick Rubin...........................      38         Director
Keith K. Yokomoto....................      38         President, Chief Operating Officer and Director
James B. Carroll.....................      45         Executive Vice President, Chief Financial Officer and Secretary
Richard B. Colbert...................      44         Senior Vice President, Sales and Marketing Solutions
Pascal O. Desmarets..................      39         Senior Vice President, Information Technology
Thomas F. Fuelling...................      38         Executive Vice President, Finance and Operations
Nicholas J. Turner...................      41         Senior Vice President, Artist Services

        The following is a brief description of the capacities in which each of our directors, executive officers and key employees has served during the past five years.

        CLIFFORD H. FRIEDMAN, 42, has served as a director since July 1998. Mr. Friedman is a Senior Managing Director at Bear, Stearns & Co. Inc. where he manages venture capital funds, including Constellation Venture Capital, L.P. Mr. Friedman serves on the Board as a representative of Constellation. From January 1996 to August 1997, Mr. Friedman served as a Senior Vice President of Universal Studios. From January 1995 to January 1996, Mr. Friedman was a Vice President of Corporate Development at NBC. Mr. Friedman received his B.S. in Electrical Engineering and Computer Science and his M.S. in Electrophysics from Polytechnic University. Mr. Friedman received his M.B.A. from Adelphi University.

        MARC P. GEIGER, 38, co-founded the Company and has served as Chief Executive Officer since the Company's inception and as the Company's Chairman of the Board since July 1998. From January 1992 to December 1996, Mr. Geiger was the Senior Vice President of Marketing, A&R and New Media at American Recordings, Inc. From 1984 to 1991, Mr. Geiger worked as a talent agent for Regency Artists, that was later acquired by the William Morris Agency. In 1990, Mr. Geiger co-founded the Lollapalooza concert tour.

        DARA KHOSROWSHAHI, 31, has served as a director since March 2000. Since October 1999, Mr. Khosrowshahi has been President of USANetworks Interactive, a division of USAi. From February 1998 to October 1999, Mr. Khosrowshahi was the Vice President of Strategic Planning for USAi and USANi LLC. From 1991 to 1998, he was at Allen & Company Incorporated, an investment bank, where he was a Vice President from 1995 to 1996 and a director from 1996 to 1998. Mr. Khosrowshahi also serves as a director of Ticketmaster Online-CitySearch, Inc., HRN and several private companies. Mr. Khosrowshahi received his B.S. in Bioelectrical Engineering from Brown University.

        STEPHEN M. KRUPA, 36, has served as a director since May 1999. Mr. Krupa is a founding member and Managing Director of Psilos Group Managers, LLC, a private venture capital fund focused on the digital media, information technology and health care sectors. Mr. Krupa serves on the Board as a representative of Chase Capital Partners. Mr. Krupa is currently a director of several private Internet companies. From February 1995 to July 1998, Mr. Krupa held various positions at Wasserstein Perella & Co., most recently as a Vice President where he specialized in mergers and acquisitions advisory work. Mr. Krupa received his B.S. in Mechanical Engineering from the University of South Florida and his M.B.A. from the Wharton School of the University of Pennsylvania.

        ALLEN D. LENARD, 59, has served as a director since July 1998. Mr. Lenard is Managing Partner of Lenard & Gonzalez LLP, a transactional entertainment law firm. Mr. Lenard received his B.A. in Business Administration from the University of Wisconsin, Madison and his J.D. from the University of California at Los Angeles School of Law.

        BENJAMIN MOODY, 41, has served as a director since March 2001. Mr. Moody presently is Vice Chairman and Chief Financial Officer of Cisneros TV Group, a media entertainment company, as well as Managing Director and Chief Financial Officer of Ibero-American Partners II, Ltd. Moody also currently serves as a director of several media companies, including Playboy TV International, LLC and The Locomotion Channel. From June 1996 to June 1998, Mr. Moody was a Managing Director of Violy, Byorum and Partners, LLC. From June 1992 to June 1996, Mr. Moody was a Vice President of Citicorp Securities, Inc. Mr. Moody received his Bachelor of Arts degree in English Language and Literature from Saint Benet's Hall, Oxford University.

        DONALD P. MULLER, 40, co-founded the Company and has served as the President of ARTISTdirect Agency since July 1999 and as a director since July 1998. From January 1997 to June 1999, Mr. Muller was a co-Chief Executive Officer of ARTISTdirect, LLC. From October 1992 to December 1996, Mr. Muller was a talent agent overseeing William Morris Agency's Contemporary Music Worldwide division. From 1986 to September 1992, Mr. Muller was a club agent at International Creative Management. Mr. Muller received his B.A. in Communications from the University of Iowa. In 1990, Mr. Muller co-founded the Lollapalooza concert tour.

        RICK RUBIN, 38, has served as a director since May 1999. Mr. Rubin is founder and President of American Recordings, Inc. He has produced various artists, including Johnny Cash, Red Hot Chili Peppers, Tom Petty and Rage Against The Machine, and numerous Grammy Award winning albums, including the 1998 Country Album of the Year -- "Unchained" by Johnny Cash. In 1984, Mr. Rubin was a founder of the DefJam label, where he signed or produced such artists as LL Cool J, Beastie Boys and Public Enemy. Mr. Rubin received his B.F.A. in Philosophy, Film and Television from New York University.

        KEITH K. YOKOMOTO, 38, co-founded the Company and has served as its President since July 1999, as its Chief Operating Officer since January 1997 and as a director since July 1998. From September 1985 to January 1997, Mr. Yokomoto was a manager of new ventures and business development and a project engineer at Hughes Electronics. Mr. Yokomoto received his B.S. in Mechanical Engineering from the University of California at San Diego and his M.B.A. from the University of Southern California.

        JAMES B. CARROLL has served as our Executive Vice President and Chief Financial Officer since May 1999. Mr. Carroll has served as our Secretary since July 1999. From November 1994 to May 1999, Mr. Carroll was a Managing Director in the Media & Entertainment Group at Bear, Stearns & Co. Inc., where he served as an investment banker to companies primarily in broadcasting and new media. From January 1989 to August 1994, Mr. Carroll was a Managing Director at Smith Barney Inc., where he co-founded the Media & Communications Group and served on the Investment Banking Management Committee. Mr. Carroll received his B.A. in Psychology from Claremont McKenna College and his M.B.A. from Harvard Business School.

        RICHARD B. COLBERT has served as our Senior Vice President of Sales and Marketing Solutions since September 1999. From October 1998 to September 1999, Mr.Colbert served as President of Northern NOMA Corp., providing consulting services to internet and broadcasting companies. From 1983 to 1998, Mr. Colbert was President of IntelliVentures, Inc., a producer and distributor of special interest video programming. From 1989 to 1993, Mr. Colbert was Senior Executive Vice President of ITC Domestic Television, a distributor of first-run television programming.

        PASCAL O. DESMARETS has served as our Senior Vice President, Information Technology since February 1999. From February 1997 to February 1999, Mr. Desmarets held various management positions in the engineering group at Optum Software. Mr. Desmarets received his B.S. in Industrial Engineering and Management from the Catholic University of Louvain, Belgium and his M.B.A. from the University of Southern California.

        THOMAS F. FUELLING has served as our Executive Vice President, Finance and Operations since October 1999. From April 1998 to September 1999, Mr. Fuelling was Vice President, Finance and CFO of Sega GameWorks, LLC. From December 1995 to March 1998, Mr. Fuelling was Executive Vice President, Finance and CFO of Village Roadshow Pictures. From March 1994 to November 1995, Mr. Fuelling was Vice President and Controller of The Samuel Goldwyn Company. From 1984 to 1994, Mr. Fuelling was a certified public accountant with Price Waterhouse LLP in its Entertainment practice unit. Mr. Fuelling received his B.S. in Business Administration from the University of Southern California and his Master of Management from Northwestern University.

        NICHOLAS J. TURNER has served as our Senior Vice President, Artist Services, since March 1999. From June 1996 to February 1999, Mr. Turner was Vice President, West Coast for N2K's Music Boulevard, and from June 1994 to June 1996, Mr. Turner founded and operated Rocktropolis. Music Boulevard and Rocktropolis are online music entertainment companies. Before founding Rocktropolis, Mr. Turner was an associate of artist manager Miles Copeland, working in various capacities with recording artists.

        Our executive officers are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the directors or executive officers of the Company.

BOARD COMMITTEES AND MEETINGS

        The Board of Directors currently consists of nine members divided into three classes of directors with staggered three-year terms, with each class as nearly equal in number as possible as determined by the Board. At each annual meeting of stockholders, directors will be elected by the holders of common stock to succeed the directors whose terms are expiring.

        AUDIT COMMITTEE. The Company has established an Audit Committee composed of independent directors, which is primarily responsible for approving the services performed by the Company's independent accountants and reviewing their reports regarding the Company's accounting practices and systems of internal accounting controls. The committee also reviews the Company's accounting and financial policies in general and the Company's management's procedures and policies with respect to the Company's internal accounting controls. The Audit Committee currently consists of three directors, Messrs. Friedman, Khosrowshahi and Krupa.

        COMPENSATION COMMITTEE. The Company has established a Compensation Committee which is primarily responsible for reviewing and approving the Company's general compensation policies and setting compensation levels for the Company's executive officers. The Compensation Committee also reviews and recommends to the Board of Directors on matters relating to employee compensation and benefit plans. The Compensation Committee currently consists of three directors, Messrs. Friedman, Krupa and Lenard.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        No member of the Compensation Committee was an officer or employee of ARTISTdirect at any time during the 2000 fiscal year or at any other time. No current executive officer of ARTISTdirect has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of ARTISTdirect's Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION

        Directors who are not employees of the Company or one of its subsidiaries do not currently receive any cash compensation from the Company for their service as members of the Board of Directors or any Board committee. However, Directors are reimbursed for all reasonable travel and lodging expenses incurred by them in attending Board and committee meetings. All directors are eligible to participate in the 1999 Employee Stock Option Plan.

        In December 2000, we granted Dara Khosrowshahi, one of our outside directors, options to purchase 50,000 shares of our common stock at a price per share of $0.75. We did not grant any of our other outside directors shares or options to purchase our common stock during 2000.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of the Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports which the Company received from such persons for their 2000 Fiscal Year transactions in the Common Stock and their Common Stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2000 Fiscal Year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and greater than ten percent beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose salary and bonus for the 2000 Fiscal Year was in excess of $100,000, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1998, 1999 and 2000. None of these executive officers received any long-term compensation during the fiscal years ended December 31, 1998, 1999 and 2000. No other executive officers who would have otherwise been includable in such table on the basis of salary and bonus earned for the 2000 Fiscal Year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the named executive officers.

                           SUMMARY COMPENSATION TABLE




                                                ANNUAL COMPENSATION
                                           -----------------------------------
                                                                      OTHER
                                                                      ANNUAL
NAME AND PRINCIPAL POSITIONS    YEAR        SALARY       BONUS    COMPENSATION
----------------------------  --------     --------     --------  ------------
Marc P. Geiger                  2000       $156,250     $120,833     $  1,300
  Chairman and Chief            1999        150,000      100,000        4,715
  Executive Officer             1998        175,192       50,000           --

Donald P. Muller                2000        156,250      104,167        1,300
  President, ARTISTdirect       1999        150,000      100,000        4,508
  Agency and Kneeling           1998        176,431       50,000           --
  Elephant Records

Keith K. Yokomoto               2000        156,250      104,167        1,300
  President, Chief Operating    1999        150,000       50,000        6,011
  Officer and Director          1998        130,769       25,000           --

Stephen P. Rennie (1)           2000        156,250       91,667           --
  President, UBL                1999        137,500       37,500           --
                                1998         75,000           --           --

James B. Carroll                2000        156,250       79,167           --
  Executive Vice President      1999         81,250       29,167           --
  and Chief Financial Officer   1998             --           --           --

--------------

(1) Mr. Rennie resigned in March 2001.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

        The following table contains information concerning the stock options granted to the Named Executive Officers during the 2000 Fiscal Year. All the grants were made under the Company's 1999 Employee Stock Option Plan. No stock appreciation rights were granted to the Named Executive Officers during the 2000 Fiscal Year.


                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                       POTENTIAL REALIZABLE
                                                                                                             VALUE AT
                                                                                                       ASSUMED ANNUAL RATES
                                                                                                             OF STOCK
                                                                                                        PRICE APPRECIATION
                                                                                                            FOR OPTION
                                                              INDIVIDUAL GRANTS                              TERM (1)
                        -------------------------------------------------------------------------    -----------------------
                             NUMBER OF    % OF TOTAL
                            SECURITIES   OPTIONS GRANTED    EXERCISE    MARKET PRICE
                            UNDERLYING   TO EMPLOYEES IN   PRICE PER     ON DATE OF    EXPIRATION
     NAME               OPTIONS GRANTED   FISCAL YEAR        SHARE         GRANT          DATE/         5%           10%
---------------------   ---------------  ---------------   ---------    ------------   ----------    ----------   ----------
James B. Carroll             226,084          7.1%          $12.00        $  12.00        3/26/07    $1,104,467   $2,573,877

Keith K. Yokomoto            696,831         21.8           13.928          6.9375        3/30/07            --           --

Stephen P. Rennie (2)        238,913          7.5           13.928          6.9375        3/30/07            --           --

-------------

(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of the common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved. Potential realizable values are net of exercise price, but before the payment of taxes associated with exercise.

(2)     Mr. Rennie resigned in March 2001.

AGGREGATED OPTION\FISCAL YEAR-END VALUE

        The following table provides information, with respect to the Named Executive Officers, concerning unexercised options held by them at the end of the 2000 Year. None of Named Executive Officers exercised any stock appreciation rights during the 2000 Fiscal Year and no stock appreciation rights were held by the Named Executive Officers at the end of such year.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES


                                  NUMBER OF UNEXERCISED OPTIONS AT       VALUE OF UNEXERCISED IN-THE-MONEY
                                      FISCAL YEAR END (#)                  OPTIONS AT FISCAL YEAR END ($)
                                  -------------------------------        ---------------------------------
            NAME                  EXERCISABLE       UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
        --------------------      -----------       -------------        -----------        --------------
        James B. Carroll            286,990            172,194                0                   0
        Keith K. Yokomoto                 0            696,831                0                   0
        Stephen P. Rennie(1)              0            238,913                0                   0

(1)     Mr. Rennie resigned in March 2001.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

        We have entered into employment agreements with our named executive officers. The compensation and dates of employment under the employment agreements are as follows:

        MARC GEIGER

        In July 1998, we entered into an employment agreement with Marc Geiger, our Chairman and Chief Executive Officer which provides for the following:

        - Mr. Geiger is paid an annual salary of $150,000 and a guaranteed annual bonus of $100,000.

        - The initial term of his employment expires July 27, 2001, with automatic extensions for successive one-year periods. On April 27, 2001, we extended the initial term of Mr. Geiger's employment to September 30, 2001.

        - The agreement provides for the payment of salary and a guaranteed bonus for twelve months after the date of termination if the termination was other than:

        (1) due to a disability,

        (2) for "cause," such as the commission of a felony, material dishonesty against ARTISTdirect, or gross negligence in the performance of duties,

        (3) due to Mr. Geiger's death, or

        (4) if he terminates his employment for other than "good reason," such as an adverse change of duties, a reassignment of location, or a material breach of our obligations to him.

        - If Mr. Geiger's employment is terminated for cause or disability, or he resigns for other than good reason, he is prohibited, for a period of the later of one year after the early termination of his employment, or the expiration of the term of his employment agreement, from competing with ARTISTdirect or attempting to hire any ARTISTdirect employee.

        DONALD MULLER

        In July 1998, we entered into an employment agreement with Donald Muller, the President of ARTISTdirect Agency and Kneeling Elephant Records, and one of our directors, which provides for the following:

        - Mr. Muller is paid an annual salary of $150,000 and a guaranteed annual bonus of $100,000.

        - The initial term of the agreement expires July 27, 2001, with automatic extensions for successive one-year periods. On April 27, 2001, we extended the initial term of Mr. Muller's employment to September 30, 2001.

        - The agreement provides for the payment of salary and a guaranteed bonus for twelve months after the date of termination if the termination was other than:

        (1) due to a disability,

        (2) for "cause," such as the commission of a felony, material dishonesty against ARTISTdirect, or gross negligence in the performance of duties,

        (3) due to Mr. Muller's death, or

        (4) if he terminates his employment for other than "good reason," such as an adverse change of duties, a reassignment of location, or a material breach of our obligations to him.

        - If Mr. Muller's employment is terminated for cause or disability or resigns for other than good reason, he is prohibited, for a period of the later of one year after the early termination of his employment, or the expiration of the term of his employment agreement, from competing with ARTISTdirect or attempting to hire any ARTISTdirect employee.

        KEITH YOKOMOTO

        In January 1998, we entered into an employment agreement with Keith Yokomoto, our President and Chief Operating Officer, which provides for the following:

        - Mr. Yokomoto was paid an annual salary of $100,000 for the first five months of the agreement and $150,000 thereafter, with a guaranteed bonus of $50,000 the second year and $100,000 for each year thereafter.

        - The initial term of the agreement expired December 31, 2000, and ARTISTdirect has an option to extend the term for two additional one-year periods. We are currently in discussions to renew this agreement but do not know whether we will be able to negotiate a new agreement.

        - The agreement provides for the payment of his salary and a guaranteed bonus for the lesser of:

        (1) twelve months after the date of termination, or

        (2) until the end of the agreement, if he is terminated other than due to a disability, death, for "cause," such as the commission of a felony, material dishonesty against ARTISTdirect, or gross negligence in the performance of duties.

        Mr. Yokomoto also signed a separate agreement concurrently with his employment agreement which prohibits him from competing with ARTISTdirect or attempting to hire any ARTISTdirect employee for the later of one year after termination of employment, or the expiration of the then-current period of the term of the agreement.

        JAMES CARROLL

        In May 1999, we entered into an employment agreement with James Carroll, our Chief Financial Officer, which provides for the following:

        - Mr. Carroll is paid an annual salary of $150,000 and a guaranteed annual bonus of $50,000.

        - The initial term of the agreement expires May 23, 2001, and ARTISTdirect has an option to extend the term for one additional year.

        - The employment agreement provides that if Mr. Carroll's employment is terminated other than due to a disability, death or for "cause," such as the commission of a felony, material dishonesty against ARTISTdirect, or gross negligence in the performance of duties, he will be paid his base salary for the lesser of:

        (1) six months after the date of termination, or

        (2) the remainder of the agreement.

        - If Mr. Carroll is terminated for cause, he is prohibited from competing with ARTISTdirect until the date the agreement would otherwise have expired. Mr. Carroll is also prohibited from attempting to hire any ARTISTdirect employee for one year following the later of:

        (1) the date the agreement expires, or

        (2) the actual date of termination.

        The Compensation Committee of the Board of Directors has the authority to provide for accelerated vesting of the shares of Common Stock subject to any outstanding options held by the Chief Executive Officer or any other executive officer or any unvested share issuances actually held by such individual, in connection with certain changes in control of the Company or the subsequent termination of the officer's employment following the change in control event.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Common Stock as of March 31, 2001 by (i) all persons who are beneficial owners of five percent (5%) or more of the Common Stock, (ii) each director and nominee for director, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.


                                                                                                                       PERCENTAGE OF
                                                                                                 SHARES                   SHARES
                                                                                              BENEFICIALLY             BENEFICIALLY
                          BENEFICIAL OWNER                                                       OWNED                   OWNED (1)
----------------------------------------------------------------------------------            ------------             -------------
Entities affiliated with Constellation Venture Capital, L.P. (2) .................             2,751,134                   7.3%
575 Lexington Avenue
New York, New York 10022

Universal Music Group, Inc. ......................................................             3,125,000                   8.3
10 Universal City Plaza
Universal city, California 91608

Marc P. Geiger ...................................................................             3,377,404                   8.9

Donald P. Muller .................................................................             3,291,778                   8.7

Keith K. Yokomoto (3) ............................................................             2,604,227                   6.8

James B. Carroll (4) .............................................................               561,026                   1.5

Rick Rubin .......................................................................             3,620,220                   9.6
c/o Alan S. Halfon & Company
9595 Wilshire Boulevard, Suite 505
Beverly Hills, California 90212

Clifford H. Friedman (2) .........................................................             2,751,134                   7.3

Dara Khosrowshahi ................................................................                    --                    --

Stephen Krupa (5) ................................................................             1,301,939                   3.4

Allen D. Lenard (6) ..............................................................               655,508                   1.7
1900 Avenue of the Stars, Twenty-Fifth Floor
Los Angeles, California 90067

Benjamin Moody ...................................................................                    --                    --

All current directors and executive officers as a group (10 persons) (7) .........            18,163,236                  46.3

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2001 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each of the individuals listed in the table is care of ARTISTdirect, Inc., 5670 Wilshire Boulevard, Suite 200, Los Angeles, California, 90036. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 37,796,081 shares of common stock issued and outstanding as of March 31, 2001 and does not reflect the effect of the Company's tender offer which was consummated on April 11, 2001, pursuant to which the Company purchased 2,000,000 shares of its common stock. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after March 31, 2001 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.

(2) Includes (a) 2,263,793 shares held by Constellation Venture Capital, L.P.; and (b) 487,341 shares held by Constellation Ventures (BVI), Inc. Mr. Friedman is President and Chief Executive Officer of Constellation Ventures (BVI), Inc. and managing member of Constellation Ventures Management, LLC, the general partners of Constellation Venture Capital, L.P. As such, Mr. Friedman may be deemed to exercise voting and investment power over such shares. Mr. Friedman disclaims beneficial ownership of such shares, except to the extent of his proportionate interest therein.

(3) Includes (a) 371,027 shares held by Keith Yokomoto as trustee of the Geiger Children's Trust, (b) 371,027 shares held by Keith Yokomoto as trustee of the Muller Children's Trust and (c) 696,831 shares issuable upon options exercisable within 60 days of March 31, 2001. Mr. Yokomoto has sole voting and dispositive power over these shares. Mr. Yokomoto disclaims beneficial ownership of these shares. Also includes 2,000 shares held by Mr. Yokomoto's spouse.

(4) Includes 448,448 shares subject to options which are exercisable within 60 days of March 31, 2001.

(5) Includes (a) 783,535 shares held by Psilos Group Partners, L.P.; (b) 445,024 shares held by CCP/Psilos ARTISTdirect, LLC; and (c) 73,380 shares held by CCP/Psilos UBL, LCC. Mr. Krupa is managing director of Psilos Group Managers, LLC and a member of Psilos Group Investors, LLC. Psilos Group Investors, LLC is the managing member of both CCP/Psilos ARTISTdirect, LLC and CCP/Psilos UBL, LLC and is the general partner of Psilos Group Partners, L.P. As such, Mr. Krupa may be deemed to exercise voting and investment power over such shares. Mr. Krupa disclaims beneficial ownership of such shares, except to the extent of his proportionate interest therein.

(6) Includes (a) 356,866 shares held by L&G Associates One, and (b) 298,642 shares issuable upon immediately exercisable options. Mr. Lenard is General Partner of Lenard Holdings, L.P., which is the Managing Partner of L&G Associates One, and as such, may be deemed to exercise voting and investment power over such shares. He disclaims beneficial ownership of the share held by this entity except to the extent of his proportionate interest therein.

(7)     Includes the information set forth in notes 2-6 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Since January 1, 2000 there has not been any transaction or series of similar transactions to which the Company was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of the Company's voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below.

        In February 2001 the Company loaned Marc Geiger, the Company's Chairman and Chief Executive Officer $150,000. The term of the loan is one year and the loan bears an interest rate of 7%.

        For the year ended December 31, 2000, the Company paid Lenard & Gonzalez LLP $464,000 for legal services provided to the Company. Allen Lenard, one of the Company's directors, is Managing Partner of Lenard & Gonzalez LLP.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ARTISTDIRECT, INC.

Date:  April 30, 2001                           By: /s/ MARC P. GEIGER
                                                    ---------------------------
                                                    Marc P. Geiger
                                                    Chief Executive Officer and
                                                    Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                              Title                    Date
             ---------                              -----                    ----
/s/ MARC P. GEIGER                 Chief Executive Officer and          April 30, 2001
---------------------------------  Chairman of the Board
    Marc P. Geiger                 (Principal Executive Officer)


/s/ DONALD P. MULLER               President, ARTISTdirect Agency       April 30, 2001
---------------------------------  and Kneeling Elephant
    Donald P. Muller               Records and Director


/s/ KEITH YOKOMOTO                 Chief Operating Officer              April 30, 2001
---------------------------------
    Keith Yokomoto


/s/ JAMES B. CARROLL               Executive Vice President and         April 30, 2001
---------------------------------  Chief Financial Officer
    James B. Carroll               (Principal Financial and
                                   Accounting Officer)


/s/ ALLEN D. LENARD                Director                             April 30, 2001
---------------------------------
    Allen D. Lenard


/s/ CLIFFORD H. FRIEDMAN           Director                             April 30, 2001
---------------------------------
    Clifford H. Friedman


/s/ RICK RUBIN                     Director                             April 30, 2001
---------------------------------
    Rick Rubin


/s/ DARA KHOSROWSHAHI              Director                             April 30, 2001
---------------------------------
    Dara Khosrowshahi


/s/ BENJAMIN MOODY                 Director                             April 30, 2001
---------------------------------
    Benjamin Moody


/s/ STEPHEN M. KRUPA               Director                             April 30, 2001
---------------------------------
    Stephen M. Krupa