Form 10-Q
period 2001-03-31
ARTISTDIRECT INC
filed 2001-05-15
CIK 1095079

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)

      [X]             QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001

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

   Number of shares of Common Stock outstanding as of March 31, 2001: 37,796,081 shares.

                                      INDEX


PART I FINANCIAL INFORMATION                                                                Page
                                                                                            ----

ITEM 1.      CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2001 (UNAUDITED)
             AND DECEMBER 31, 2000 ......................................................     1

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             MONTHS ENDED MARCH 31, 2001 (UNAUDITED) AND 2000 (UNAUDITED)................     2

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
             MONTHS ENDED MARCH 31, 2001 (UNAUDITED) AND 2000 (UNAUDITED)................     3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................     4

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.........................................    12

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................    36

PART II OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS...........................................................    37

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS...................................    37

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.............................................    37

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................    37

ITEM 5.      OTHER INFORMATION...........................................................    37

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K............................................    37

             A.  EXHIBITS................................................................    37

             B.  REPORTS ON FORM 8-K.....................................................    37

SIGNATURES..............................................................................     38

        In this Report, "ARTISTdirect," the "Company," "we," "us" and "our" collectively refers to ARTISTdirect, Inc.

PART I  FINANCIAL INFORMATION

                       ARTISTDIRECT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                       MARCH 31,      DECEMBER 31,
                                                                          2001            2000
                                                                       ---------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $  49,259       $  51,457
  Cash held for clients                                                       66             743
  Short term investments                                                  30,413          36,368
  Accounts receivable, net                                                   362             948
  Prepaid expenses and other current assets                                2,212           3,218
                                                                       ---------       ---------
    Total current assets                                                  82,312          92,734
Property and equipment, net                                                8,843           9,057
Goodwill and intangibles, net                                              9,509          15,018
Other assets, net                                                          1,760           1,696
                                                                       ---------       ---------
                                                                       $ 102,424       $ 118,505
                                                                       =========       =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash held for clients                                                $      66       $     743
  Accounts payable                                                         1,005           2,257
  Accrued expenses                                                         4,715           5,186
  Loans and notes payable                                                    185             178
  Deferred revenue                                                            --              34
                                                                       ---------       ---------
    Total current liabilities                                              5,971           8,398
Long term liabilities                                                      1,726           1,530
                                                                       ---------       ---------
    Total liabilities                                                      7,697           9,928
                                                                       ---------       ---------
Redeemable securities:
  Redeemable common securities, $.01 par value. Authorized
  10,800,000 shares.  Liquidation preference and redemption value
  of $10,820 and $10,778 in 2001 and 2000, respectively                   10,820          10,778
                                                                       ---------       ---------
    Total redeemable securities                                           10,820          10,778
                                                                       ---------       ---------
Stockholders' equity:
  Common stock, $.01 par value. Authorized 150,000,000 shares in
  2001 and 2000; issued and outstanding 37,796,081 shares in 2001
  and 2000                                                                   379             379
  Additional paid-in-capital                                             200,410         200,690
  Unearned compensation                                                  (16,894)        (20,364)
  Accumulated deficit                                                    (99,988)        (82,906)
                                                                       ---------       ---------
    Total stockholders' equity                                            83,907          97,799
                                                                       ---------       ---------
                                                                       $ 102,424       $ 118,505
                                                                       =========       =========

   The accompanying notes are an integral part of these financial statements.

                       ARTISTDIRECT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                  (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 -------------------------------
                                                                     2001               2000
                                                                 ------------       ------------
Net revenue:
  E-Commerce                                                     $      2,394       $      2,029
  Media                                                                   734              1,797
  Agency                                                                  225                545
  Record label                                                             --                126
                                                                 ------------       ------------
    Total net revenue                                                   3,353              4,497
Cost of revenue:
  Direct cost of product sales                                          2,113              1,921
  Other cost of revenue                                                 1,741              1,633
  Stock-based compensation                                              1,549              2,793
                                                                 ------------       ------------
    Total cost of revenue                                               5,403              6,347
    Gross profit (loss)                                                (2,050)            (1,850)
Operating expenses:
  Web site development                                                  1,647                807
  Sales and marketing                                                   2,426              5,117
  General and administrative                                            4,220              3,660
  Amortization of stock-based compensation                              1,683               (366)
  Depreciation and amortization                                         1,996              1,174
  Loss from impairment of goodwill                                      4,458                 --
                                                                 ------------       ------------
    Loss from operations                                              (18,480)           (12,242)
  Income from equity investment                                            55                 --
  Interest income, net                                                  1,343              1,055
                                                                 ------------       ------------
      Net loss                                                   $    (17,082)      $    (11,187)
Interest on rescission offer                                              164                222
Dividend on redeemable stock                                               --                963
Beneficial conversion feature on redeemable preferred stock                --             24,375
                                                                 ------------       ------------
Net loss attributable to common shareholders                     $    (17,246)      $    (36,747)
                                                                 ============       ============
Basic and diluted loss per share                                 $      (0.46)      $      (2.47)
                                                                 ============       ============
  Weighted average common shares outstanding                       37,796,081         14,901,505
                                                                 ============       ============


   The accompanying notes are an integral part of these financial statements.

                       ARTISTDIRECT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                   THREE MONTHS ENDED
                                                                         MARCH 31
                                                                -------------------------
                                                                  2001            2000
                                                                ---------       ---------
Cash flows from operating activities:
  Net loss                                                      $ (17,082)      $ (11,187)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
  Depreciation and amortization                                     1,996           1,174
  Income from equity investment                                       (55)             --
  Loss on sale of equipment                                            10              --
  Loss from impairment of goodwill                                  4,458              --
  Allowance for doubtful accounts and sales returns                   107              88
  Amortization of unearned compensation                             3,232           2,427
  Changes in assets and liabilities:
  Accounts receivable                                                 693          (1,056)
  Prepaid expenses and other current assets                         1,006          (2,165)
  Other assets                                                         (9)          1,617
  Accounts payable, accrued expenses and other liabilities         (1,520)          1,382
  Deferred revenue                                                    (34)             36
                                                                ---------       ---------
 Net cash used in operating activities                             (7,412)         (7,684)
                                                                ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment                                (781)         (2,620)
  Proceeds from the sale of property and equipment                     40              --
  Proceeds from maturities of short-term investments                5,955              --
  Investments in trademarks                                            --            (120)
                                                                ---------       ---------
 Net cash provided by (used in) investing activities                5,214          (2,740)
                                                                ---------       ---------
Cash flows from financing activities:
  Proceeds from issuance of stock                                      --             175
  Proceeds from exercise of stock options                              --           1,558
  Proceeds from issuance of preferred securities                       --          15,224
  Proceeds from initial public offering, net of
    offering costs paid                                                --          53,050
                                                                ---------       ---------
 Net cash provided by financing activities                             --          70,007
                                                                ---------       ---------
 Net (decrease) increase in cash and cash equivalents              (2,198)         59,583
Cash and cash equivalents at beginning of period                   51,457          69,119
                                                                ---------       ---------
Cash and cash equivalents at end of period                      $  49,259       $ 128,702
                                                                =========       =========


   The accompanying notes are an integral part of these financial statements.

                       ARTISTDIRECT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY

ARTISTdirect, Inc. (the "Company") was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC (the "Capital Reorganization"). The Capital Reorganization was only a change in the form of ownership of the Company. ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996.


NOTE 2 - ACCOUNTING POLICIES

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2001 and results of its operations and cash flows for the three months ended March 31, 2001 and 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the expected results for the full year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's documents filed with the Securities and Exchange Commission ("SEC") including its Registration Statements on Form S-1, and all amendments thereto.

Revenue Recognition

E-Commerce revenue, which consists primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, include shipping fees and are recognized when the products are shipped. The Company obtains merchandise from merchandisers and manufacturers, music from a third-party distributor, contracts for warehousing and fulfillment, processes customer orders and provides customer service. The Company takes title to all products sold and bears the risk of loss for collections and nondelivery subject to any recourse against the shipper. E-Commerce revenues are subject to amounts due to the respective artists based on their contracts, and such expense is recorded as part of the direct cost of product sales.

The Company generates media revenue from the sale of advertisements and sponsorships, both online and offline, under short-term contracts. To date, the duration of the Company's advertising and sponsorship commitments has generally averaged from one to six months. The Company's obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by the users of the Company's online properties. Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is probable. The Company records a reserve for contracts in which the guarantee of a minimum number of impressions are not expected to be met. There were no such instances as of March 31, 2001 and 2000. Revenue generated from offline advertising and sponsorships is recognized ratably over the terms of the agreements.

From time to time, the Company has entered into contracts with advertisers whereby the parties exchanged online and offline advertising. This revenue was recognized as trade and barter. Trade and barter is valued based upon similar cash transactions which have been entered into within six months of the respective trade and barter agreement. Trade and barter revenue was $0 and $67,000 for the three months ended March 31, 2001 and 2000, respectively.

Agency revenue is recognized in accordance with the terms of the representation agreements between the Company and its clients. Commission revenue is generally recorded upon payment for the performance of services or delivery of materials created by the artists represented.

Overhead advances on the record label are recognized as revenue evenly over the period covered by the advances. Royalties earned on albums sold by artists signed to the record label are recognized as revenue at the time the releases are shipped to the retailer. Reserves are established for possible returns.

Cost of Revenue

Direct cost of product sales consists of amounts payable to artists, which includes the costs of merchandise sold and share of net proceeds, and online commerce transaction costs, including credit card fees, fulfillment charges and shipping costs. Other costs of revenue consists primarily of Web site hosting and maintenance costs, online content programming costs, online advertising serving costs, record royalties payable to artist and payroll and related expenses for staff involved in Web site maintenance, content programming and the agency. Stock-based compensation expense relates to non-cash charges in connection with warrants issued to vendors and options issued to artists and their advisors for the right to operate their stores. Amounts payable to artists and transaction costs are recognized upon shipment. Web site-related costs are recognized immediately when incurred. Payroll and related expenses are recognized in the period incurred. Non-cash stock-based compensation charges are recognized over the period of the related agreements.

Loss Per Common Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options, and the like) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

Included in net loss attributable to common stockholders for the three months ended March 31, 2000 is the effect of the beneficial conversion feature of the Series C redeemable preferred stock which converted into common shares as of March 31, 2000 in connection with the Company's initial public offering. The value of the beneficial conversion feature was calculated based on the $2.40 per share difference between the initial public offering price of $12.00 and the effective conversion price of $9.60 multiplied by the 10,156,252 shares of common stock issued to the Series C shareholders.

Stock-Based Compensation

The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (APB) opinion No. 25 and FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation" and complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company's stock and the exercise price on the measurement date. The Company accounts for stock issued to nonemployees in accordance with SFAS No. 123 and EITF 96-18, addresses the measurement date and recognition approach for such transactions.

Impairment of Long-Lived Assets and Goodwill

The Company has reviewed the carrying value of its long-lived assets and goodwill for possible impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company determined that the remaining goodwill associated with the acquisition of Mjuice was impaired due to the Company's decision to wind down the related operation. In addition, the Company determined that there is sufficient basis to support the carrying amount of goodwill associated with the acquisition of iMusic and the minority interest in the UBL based upon the projected undiscounted future cash flows related to the underlying assets of these goodwill amounts. However, these assets, which are significantly impacted by online advertising and promotions, may become impaired in the future if advertising revenue continues to decline. During the three months ended March 31, 2001, the Company recorded a loss from impairment of the goodwill from the Mjuice transaction of $4.5 million.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective date of FASB Statement No. 133") and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which becomes effective January 1, 2001. These pronouncements establish accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures on net investments in foreign operations. The adoption of these pronouncements on January 1, 2001 did not have an impact on the consolidated financial statements of the Company. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 did not have an impact on the Company's consolidated financial statements

NOTE 3 - RESCISSION OFFER

Included in Redeemable Securities are amounts related to options and securities subject to a potential rescission offer. As disclosed in the Company's S-1 Registration Statement filed on November 22, 2000, the Company issued shares or options to purchase shares to employees, artists and advisors. The issuance of these shares or options did not fully comply with certain requirements under the Securities Act, or available exemptions there under, and as a result the Company intends to make a rescission offer to all these persons pursuant to an effective registration statement filed under the Securities Act and pursuant to California securities law.

In the rescission offer, the Company will offer to repurchase from these persons all shares issued directly to these persons or pursuant to option exercises by these persons before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for the shares, plus interest at the rate of 7% from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement. Based upon the number of options exercised through March 31, 2001, the out-of-pocket cost to the Company to purchase the shares issued upon such exercised options would be approximately $2.2 million, plus interest.

In addition, the Company will also offer to repurchase all unexercised options to these persons at 20% of the option exercise price times the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based on the number of options outstanding as of March 31, 2001, and assuming that none of these options are exercised prior to the end of the rescission offer, the out-of-pocket cost to the Company in repurchasing such unexercised options would be approximately $7.7 million, plus interest.

NOTE 4 - STOCK-BASED COMPENSATION

Stock Options

The Employee Stock Option Plan has reserved 7,255,922 shares of common stock for issuance to employees, non-employee members of the Board of Directors and consultants. Compensation expense related to such option grants for the three months ended March 31, 2001 and 2000 was $925,000 and $1.2 million, respectively.

The Artist Stock Option Plan and the Artist and Artist Advisor Stock Option Plan have reserved 4,755,922 and 2,225,000 shares, respectively, of common stock for issuance to artists and their advisors for the ARTIST channels and promotional services. Compensation expense related to such option grants was $2.2 million for the three months ended March 31, 2001, of which $1.5 million was included in cost of revenue and $700,000 was included in operating expenses. Compensation expense related to such option grants was $3.5 million for the three months ended March 31, 2000, of which $2.7 million was included in cost of revenue and $800,000 was included in operating expenses.

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

Warrants

In May and June 1999, the Company issued warrants to purchase common stock to two vendors. The fair value of the warrants is being amortized as cost of revenues over the term of the related merchandising agreements. The Company recorded compensation expense reflected in cost of revenue of $65,000 for the three months ended March 31, 2001 and March 31, 2000.

In December 1999, the Company issued warrants to purchase 339,254 shares of common stock in connection with an advertising and promotion agreement. The Company recorded compensation expense reflected in operating expenses of $23,000 for the three months ended March 31, 2001 and $162,000 for the three months ended March 31, 2000.

The Company entered into an agreement with a landlord for office space for a term of ten years. In connection with the agreement, the Company issued warrants to purchase 62,500 shares of common stock. The expense related to the warrants is being amortized over the term of the lease. The Company recorded expense of $14,000 and $5,000 for the three months ended March 31, 2001 and 2000, respectively.

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

NOTE 5 - SEGMENT INFORMATION

The Company provides integrated music entertainment products and services through five reportable segments. The five reportable segments, based upon management's new focus in January, are ARTISTdirect Media Group ("Media"), E-Commerce Operations Group ("E-Commerce"), Digital Music Distribution Group ("Digital Music"), Talent Agency and Live Event Group ("Agency") and Record Label ("Record Label"). E-Commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated primarily from the sale of advertising and sponsorships, both online and offline. Talent agency revenue is generated from commissions based on the income received by agency clients for live performances. The Digital Music and the Record Label segments currently are not generating revenue. Prior to January 1, 2001, the Company had three reportable segments: music-related Web site operations ("ARTISTdirect Network"), musical artist booking operations (" Agency") and record label operations ("Record Label"). ARTISTdirect Network generated revenue primarily from the sale of recorded music and music-related merchandise and from the sale of advertising on our Web sites. The Agency generated revenue from commissions based on the income received by agency clients for live performances. The Record Label generated revenue from advances under an agreement with RCA, which was terminated in June 2000, and from royalties on sales of recorded music. The factors for determining reportable segments were based on service and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the new classifications of segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before interest, taxes, depreciation and amortization (EBITDA) profit or loss from operations. The following table summarizes the revenue and operating income by segment for the three months ended March 31, 2001 and 2000.

                                                      Three months ended
                                                           March 31,
                                                    -----------------------
                                                      2001           2000
                                                    --------       --------
                                                         (in thousands)
Net Revenue:
  E-Commerce                                        $  2,394       $  2,029
  Media                                                  734          1,797
  Agency                                                 225            545
  Digital Music                                           --             --
  Record Label                                            --            126
                                                    --------       --------
                                                       3,353          4,497
EBITDA Net Loss
  E-Commerce                                          (2,696)        (3,067)
  Media                                               (4,750)        (5,015)
  Agency                                                (441)          (405)
  Digital Music                                         (768)            --
  Record Label                                            --            (72)
                                                    --------       --------
                                                    $ (8,655)      $ (8,559)
                                                    ========       ========

Reconciliation of EBITDA Net Loss to Net Loss:
  EBITDA Net Loss Per Segments                        (8,655)        (8,559)
  Amortization of vendor prepaid                        (139)           (82)
  Amortization of stock-based compensation            (3,232)        (2,427)
  Depreciation and amortization                       (1,996)        (1,174)
  Loss from impairment of goodwill                    (4,458)            --
  Interest income, net                                 1,343          1,055
  Income from equity investment                           55             --
                                                    --------       --------
    Net Loss                                        $(17,082)      $(11,187)
                                                    ========       ========

The following table summarizes assets as of March 31, 2001 and December 31, 2000.

                                                  March 31,      December 31,
                                                    2001             2000
                                                  ---------      ------------
                                                         (in thousands)
Assets:
  Corporate                                       $ 90,116         $ 98,857
  E-Commerce                                         6,103            9,394
  Media                                              6,131            9,486
  Agency                                                74              768
  Digital Music                                         --               --
  Record Label                                          --               --
                                                  --------         --------
                                                  $102,424         $118,505
                                                  ========         ========

Assets by segment are those assets used in the Company operations in each segment. Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

NOTE 6 - TENDER OFFER

In February 2001, the Company authorized the repurchase of up to 2.0 million shares of the Company's outstanding shares of common stock. The repurchase was made through a "Dutch Auction" style self-tender offer. The tender offer expired on April 11, 2001. The final count by the depositary for the offer indicated that 6,450,678 shares were tendered and not withdrawn at $1.25 per share. The Company purchased two million shares tendered at $1.25 per share. In accordance with the terms of the offer, the Company accepted all shares properly tendered at $1.25 per share by eligible odd lot stockholders. The aggregate purchase price paid was $2.5 million. This amount was paid in April 2001.

NOTE 7 - REVERSE STOCK SPLIT

On April 11, 2001, the Company filed a preliminary proxy with the SEC that contained a proposal for a reverse stock split in which each five issued and outstanding shares of the Company's common stock will be converted into one share. The reverse stock split proposal may be modified in subsequent proxy filings and is subject to stockholder approval at the Company's annual meeting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning ARTISTdirect's unproven business model, our ability to negotiate and enter into an employment agreement and a co-venture record label with Ted Field, increased competition in its industry, ARTISTdirect's ability to increase revenues from online product sales, advertising and other revenue streams, ability to increase visits to ARTISTdirect's site, ability to attract and retain artists, ability to offer compelling content, ability to fulfill on-line music and merchandise orders in a timely manner, ability to build brand recognition, ability to integrate acquisitions of technology and other businesses, ability to protect and/or obtain intellectual property rights, and ability to manage growth. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Factors That May Affect Future Results" set forth in this Form 10-Q and similar discussions in our other filings with the SEC, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

OVERVIEW

   We are an online music company that connects artists directly with their fans worldwide. We provide music entertainment through our ARTISTdirect Network, an integrated network of Web sites offering multi-media content, music news and information, community around shared music interests, and music-related commerce. As of March 31, 2001, ARTISTdirect featured 125 unique, artist-owned ARTISTchannels, and had signed agreements to launch channels with an additional 11 artists. The ARTISTdirect Network also features the UBL, a music search engine on the Web, iMusic, a popular online community where fans exchange music interests and commentary, Digital Music, a feature that allows users to download music, both free and paid, stream promotional tracks and listen to Internet radio stations on the ARTISTdirect Network. We also operate a music talent agency, the ARTISTdirect Agency. Prior to June 30, 2000, we also managed a traditional record label, Kneeling Elephant Records, which we no longer operate.

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

   In July 1999, we officially launched the ARTISTdirect Network, integrating the UBL and iMusic Web sites with our ARTISTchannels. Since 1997, our revenue mix has shifted from primarily agency commissions and record label revenue to electronic commerce revenue and online advertising. As discussed in more detail below, we have entered into a preliminary agreement with Ted Field to develop and operate a co-venture record label. Although we do not expect to generate significant revenue from the record label in the near future, our long-term plan is to increase our record label revenue.

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

   In August 2000, we acquired all of the outstanding capital stock of Mjuice.com, Inc. The total purchase consideration for Mjuice.com was approximately $5.0 million. The acquisition was accounted for as a purchase. The purchase price has been largely allocated to goodwill, which was being amortized over five years. The remaining carrying amount as of March 31, 2001 of $4.5 million was written off as the balance was deemed to not be recoverable.

   In January 2001, ARTISTdirect reorganized the company into five distinct business groups: ARTISTdirect Media Group ("Media"), E-Commerce Operations Group ("E-Commerce"), Digital Music Distribution Group ("Digital Music"), Talent Agency and Live Event Group ("Agency") and Record Label ("Record Label").

   In April 2001, we entered into a preliminary agreement with veteran entertainment executive Ted Field to become chairman and chief executive officer of ARTISTdirect and form a new record label in partnership with ARTISTdirect. The record label will be a 50/50 co-venture between ARTISTdirect and Mr. Field, with ARTISTdirect providing a significant financial commitment. In addition to the formation of the joint venture and our financial commitment, the preliminary agreement contemplates that we will enter into a five-year employment agreement with Mr. Field and that he will join our board of directors. As currently contemplated, Mr. Field would also serve as the CEO of the record label.

   The preliminary agreement is non-binding, and there can be no assurance that we will be successful in entering into a definitive transaction with Mr. Field. The consummation of a transaction is conditioned on the parties successfully negotiating and entering into a definitive agreement, as well as the completion of legal, financial and business due diligence by both parties. The transaction is also subject to final approval by the board of directors, as well as stockholder approval for the transaction.

   We have received notice from Nasdaq that our shares of common stock will be delisted from The NASDAQ National Market and have appealed Nasdaq's decision to delist our shares. While we believe our common stock will continue to be listed on The NASDAQ National Market during the pendency of the appeal, we cannot assure you that our shares will not be delisted after the conclusion of the appeal process. Such delisting or a prolonged decline in the price of our stock may reduce the liquidity of our stock and adversely impact our ability to execute our business plan.

   ARTISTdirect has incurred cumulative net losses of $141.0 million from inception to March 31, 2001, of which approximately $51.7 million represented stock-based compensation expense. While we have significantly reduced our operating expenses, we expect our net losses to continue for the foreseeable future. We plan to expend significant resources developing a new record label with Ted Field. In addition, we are still expanding resources on our online operations, but are significantly reducing such expenditures going forward. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as electronic commerce. See "Factors That May Affect Future Results" for a more complete description of the many risks we face. Our business is evolving rapidly, and therefore we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of future performance.

REVENUE

   We generate revenue from three sources: E-Commerce, Media and Agency. Prior to June 30, 2000, we generated revenue from our Record Label. Substantially all of our revenue is generated in cash. For the three months ended March 31, 2001 there was no barter revenue and approximately 1% of our revenue for the year ended December 31, 2000 was barter revenue.

   E-Commerce Revenue. E-Commerce revenue includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through the ARTISTdirect shopping mall of our network. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our E-Commerce sales in the fourth quarter have, on average, been higher than in other quarters. We believe that this trend may continue for the foreseeable future. For the three months ended March 31, 2001 and the year ended December 31, 2000, E-Commerce revenue constituted approximately 71% and 56%, respectively, of our total net revenue for those periods.

   Media Revenue. Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to three months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is probable. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. For the three months ended March 31, 2001 and the year ended December 31, 2000, media revenue constituted approximately 22% and 29%, respectively, of our total net revenue for those periods.

   During the three months ended March 31, 2001, Universal Music Group accounted for 34%, Pringles, a division of Procter & Gamble, accounted for 20% and ESPN X-Games, accounted for 18%, of our total media revenue. No other advertisers accounted for more than 10% of our media revenue for that period.

    Agency Revenue. Revenue from the ARTISTdirect Agency consists primarily of commissions generated on tour and event bookings of artists represented by the agency. Agency revenue is recognized at the time the artist gets paid. Agency revenue fluctuates depending on touring schedules of major artists represented by the agency. Touring schedules are subject to seasonality, with summer typically being a more active period. For the three months ended March 31, 2001 and the year ended December 31, 2000, agency revenue constituted approximately 7% and 14%, respectively, of our total net revenue for those periods.

   Record Label. Prior to June 30, 2000, revenue from Kneeling Elephant Records was generated from overhead advances and from royalties earned on albums sold by artists signed to the label. We recognized royalties at the time the releases were shipped to the retailer. Reserves were established for possible returns.

COST OF REVENUE

   Cost of revenue consists primarily of amounts payable to artists, which includes the cost of merchandise sold and share of net proceeds, online transaction costs, including credit card fees, fulfillment charges and shipping costs, Web site hosting and maintenance costs, online content and programming costs, online advertising serving costs, payroll and related expenses for staff involved in Web site maintenance, content programming and the ARTISTdirect Agency, and amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to exclusively operate their online commerce activities. Artist royalties are based primarily on electronic commerce revenue generated from the sale of their licensed merchandise. Web site maintenance costs include personnel-related costs, software consulting costs, Internet hosting charges, and networking costs.

   In connection with the amortization of vendor warrants and artist stock options granted through March 31, 2001, we recorded non-cash compensation expense of approximately $1.5 million for the three months ended March 31, 2001 and approximately $7.5 million for the year ended December 31, 2000. We may grant additional equity instruments in the future related to signing additional artists. These equity grants may cause us to record substantial non-cash compensation expense in the foreseeable future.

OPERATING EXPENSE

   Web Site Development. Web site development expense consists primarily of expenses incurred to update the content and design of our Web sites and underlying technology infrastructure. These expenses primarily include payments to third-party service vendors and personnel costs.

   Sales and Marketing. Sales and marketing expense consists primarily of advertising, marketing and promotion expenses incurred to promote our Web sites and our brands, plus payroll and related expenses for personnel engaged in marketing and advertising sales activities.

   General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, professional services expenses, facilities expenses, travel and other general corporate expenses.

   Amortization of Stock-based Compensation. We recorded a total of $40.9 million of stock-based compensation expense for the period from inception through March 31, 2001 in connection with equity granted to employees, directors, professional firms, artists and advisors during this period. We recorded amortization of stock-based compensation expense of approximately $1.7 million during the three months ended March 31, 2001 and approximately $5.1 million during the year ended December 31, 2000. We anticipate granting additional equity securities in the future to employees, directors and artists.

   We are currently anticipating initiating a rescission offer with respect to options and shares of our common stock issued prior to our initial public offering in March 2000. To the extent that employees holding options subject to the rescission offer, accept the offer, we will record compensation expense for such payments, which could be significant. The amount of expense recorded for the repurchase of unexercised stock options from employees shall be the sum of the intrinsic value at the original measurement date (less any expense related to the intrinsic value recorded up to the acceptance of the rescission offer) and the amount of cash paid to the holder that exceeds the lesser of the intrinsic value at the original measurement date or immediately prior to settlement. The amount of expense that shall be recorded for the repurchase of unexercised non-employee options shall be the difference between the amount paid for each option and the fair value of the options on the date the repurchase offer is accepted. The fair value of the options shall be determined using the Black-Scholes option-pricing model over the remaining expected life of the options. Any unamortized expense at the time of repurchase related to the initial grant of the options to the non-employees shall continue to be amortized over the remaining service period related to the original option grants. The Company shall also record as expense for the repurchase of shares issued pursuant to the exercise of options the difference between the cash paid for the repurchase of the shares and the fair value of the shares on the date the repurchase is accepted. The amount of expense will vary depending on the number of individuals that accept the rescission offer and the Company's stock price on the date any rescission is consummated.

    Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of fixed assets and the amortization of acquired intangible assets. The acquisitions of iMusic, Mjuice and the minority interest of the UBL were accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair value on the acquisition dates. Substantially all of the purchase price of these transactions is attributable to the acquired intangible assets. As a result, the aggregate excess purchase price over the net tangible assets allocated to goodwill was $20.6 million and is being amortized over five years, the expected estimated average useful life of these assets. These non-cash charges will significantly affect our reported operating results over the next several years.

INTEREST INCOME AND EXPENSE

   Interest income consists of earnings on our cash and cash equivalents, and interest expense consists of interest associated with short-term borrowings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NET REVENUE

   Net revenue decreased to $3.4 million for the three months ended March 31, 2001 from $4.5 million for the three months ended March 31, 2000, which represented a decrease of 25%. The decrease was primarily due to decreases in media and agency revenue, partially offset by an increase in E-Commerce revenue. Media revenue decreased $1.1 million, or 59%, to $734,000 for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000, primarily as a result of a decrease in sales of impression based advertising due to an overall soft advertising market. E-Commerce revenue increased 18% to $2.4 million from $2.0 million, primarily as a result of an increase in the number of customer orders and the average order value. Commission revenue from the agency decreased 59% from $545,000 for the three months ended March 31, 2000 to $225,000 for the three months ended March 31, 2001, due primarily to decreased touring activity of the agency's artists.

COST OF REVENUE

   Direct cost of product revenue increased to $2.1 million for the three months ended March 31, 2001 from $1.9 million for the three months ended March 31, 2000, which represented an increase of 10%. This $192,000 increase was primarily due to an increase in the number of customer orders. Other cost of revenue increased to $1.7 million for the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000, which represented an increase of 7%. This $108,000 increase was primarily due to increases in Web site hosting and maintenance costs. For the three months ended March 31, 2001, we recorded non-cash stock-based compensation charges of $1.5 million compared to $2.8 million for the three months ended March 31, 2000. The stock-based compensation expense relates to the amortization of the estimated value of the options, using the Black-Scholes method, given to artists in connection with the operation of their stores and is amortized over the life of the associated contract periods. Our overall gross profit margin decreased to -61% in the first quarter of 2001 from -41% in the first quarter of 2000 primarily due to the significant decrease in media revenue.

OPERATING EXPENSE

   Web Site Development. Web site development expense increased 104% to $1.6 million for the three months ended March 31, 2001 from $807,000 for the three months ended March 31, 2000. This increase was primarily attributable to increased costs associated with bringing our Pandesic E-Commerce system in-house, as well as fees paid to third party service vendors relating to the continued development and content updates of our network and development costs of digital music products.

   Sales and Marketing. Sales and marketing expense decreased 53% to $2.4 million for the three months ended March 31, 2001 from $5.1 million for the three months ended March 31, 2000. The decrease was primarily attributable to reduced spending on advertising to promote the ARTISTdirect Network.

   General and Administrative. General and administrative expense increased 15% to $4.2 million for the three months ended March 31, 2001 from $3.6 million for the three months ended March 31, 2000. This increase was primarily attributable to severance costs associated with the reduction of the staff.

   Amortization of Stock-based Compensation. We recorded stock-based compensation expense of $1.7 million for the three months ended March 31, 2001 in connection with stock option issuances to employees, directors, professional firms and artists for promotional services. Stock-based compensation for the comparable period in 2000 was a credit of $366,000, primarily in connection with stock option issuances to employees, directors and professional firms, which represented a decrease of 560%. The negative expense during 2000 reflected a credit to stock-based compensation granted to certain executives of the Company as a result of a reduction in the valuation of the Company's underlying common stock as of March 31, 2000 as compared with December 31, 1999. This credit was partially offset by the amortization during the quarter of stock-based compensation expense related to non-variable options granted to employees and advisors.

   Depreciation and Amortization. Depreciation and amortization expense increased to $2.0 million for the three months ended March 31, 2001 from approximately $1.1 million for the three months ended March 31, 2000. This increase was primarily attributable to the amortization of the goodwill associated with the acquisition Mjuice as well as an increase in depreciation of fixed assets.

   Impairment of Goodwill. We recorded a loss on impairment of goodwill related to the Mjuice acquisition in the amount of $4.5 million for the three months ended March 31, 2001.

NET LOSS

   Net loss increased 53% to $17.1 million for the three months ended March 31, 2001, compared to $11.2 million for the three months ended March 31, 2000. The increase in the net loss is primarily attributable to a $840,000 increase in web site development, a $560,000 increase in general and administrative expense, a $2.1 million increase in the amortization of stock-based compensation, a $822,000 increase in depreciation and amortization expense and a $4.5 million loss from impairment of goodwill, partially offset by a $2.7 million decrease in sales and marketing expense.

LIQUIDITY AND CAPITAL RESOURCES

        On March 31, 2000, we completed our initial public offering ("IPO") and raised net proceeds of approximately $53.1 million through the sale of 5.0 million common shares. In addition, we raised an aggregate of $97.5 million of gross proceeds through the sale of 7,000,291 shares of Series C Preferred stock in December 1999 and January 2000. In May 1999, we issued 3,750,0000 shares of Series B preferred securities in exchange for an aggregate purchase price of $15.0 million. Between July 1998 and December 1998, we issued 3,207,815 shares of Series A preferred securities in exchange for an aggregate purchase price of $4.9 million. Prior to July 1998, we financed our operations and growth entirely from internally generated cash flow and capital contributions from founders. As of March 31, 2001, we had $79.7 million of cash, cash equivalents and short-term investments, excluding cash held for clients.

        Net cash used in operating activities was $7.4 million for the three months ended March 31, 2001 and $7.7 million for the three months ended March 31, 2000. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items such as stock-based compensation and depreciation and amortization. In addition, 2001 included a non-cash loss from impairment of goodwill and an increase in prepaid expenses and other current assets.

        Net cash provided by investing activities was $5.2 million for the three months ended March 31, 2001 and net cash used in investing activities was $2.7 million for the three months ended March 31, 2000. Net cash provided by investing activities for 2001 consisted primarily of the maturity of short-term investments.

        There was no cash provided by financing activities for the three months ended March 31, 2001. Net cash provided by financing activities was $70.0 million for the three months ended March 31, 2000, which consisted primarily of the net proceeds from the sale of securities in our initial public offering and our Series C Preferred Stock financing.

        As of March 31, 2001 our principal commitments consisted of obligations outstanding under operating leases and employment contracts.

        We have entered into a preliminary agreement with Ted Field for a co-venture record label. As currently contemplated, we would be required to provide a significant financial commitment to the co-venture record label. However, the agreement is still subject to several conditions, including board and stockholder approval and the negotiation of definitive agreements.

        We currently anticipate that our available cash resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including the potential significant financial commitment to the co-venture record label with Ted Field. There can be no assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate. Although we do not currently have any specific material capital commitments beyond such 12-month period, if we are unsuccessful in generating sufficient cash flow from operations, we may need to raise additional funds in future periods through public or private financings, or other arrangements to fund our operations and potential acquisitions. If any additional financing is needed, we might not be able to raise capital on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. We currently do not have any plans for future equity offerings.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

   In future periods, our business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS BECAUSE WE HAVE A LIMITED OPERATING HISTORY

   We were formed in August 1996. We acquired the UBL in July 1997, launched our first ARTISTchannel in September 1997, acquired iMusic in February 1999 and acquired Mjuice.com, Inc. in August 2000. We have been operating all of these sites as an integrated network since July 1999 or acquisition date, if later. Our limited operating history, particularly as an integrated network of Web sites, makes it difficult to evaluate our current business and prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential are unproven, and our business model is constantly evolving. Because the Internet is constantly changing, we may need to modify our business model to adapt to these changes, including our recent decision to focus a significant amount of resources on off-line businesses such as the record label.

OUR BUSINESS MODEL IS NEW AND UNPROVEN, AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE TO OPERATE OUR BUSINESS SUCCESSFULLY

   Our model for conducting business and generating revenue is new and unproven. Our success will depend primarily on our ability to generate revenue from our offline assets and from multiple sources through the ARTISTdirect Network, including:

   -  online sales of music and related merchandise;

   -  sales of advertising and sponsorships;

   -  marketing our database of consumer information and preferences;

   -  sales of, or subscription fees for, digitally distributed music; and

   -  royalties and related revenue from record label operations.

   It is uncertain whether a music-related Web site that relies on attracting people to learn about, listen to and purchase music and related merchandise can generate sufficient revenue from electronic commerce, advertising, sales of database information and sales of, or fees for, digital downloads of music, to become a viable business. We provide many of our products and services without charge, and we may not be able to generate sufficient revenue to pay for these products and services. In addition, it may take a significant amount of time for us to develop and operate our planned record label with Ted Field. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable. If our markets develop more slowly than expected or become saturated with competitors, our products and services do not achieve or sustain market acceptance, or we are not able to successfully negotiate a record label agreement with Ted Field we may not be able to successfully operate our business.

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE LOSSES AND NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE

   To date, we have not been profitable on an annual or quarterly basis and have incurred accumulated losses of approximately $141 million as of March 31, 2001. For the three months ended March 31, 2001 and the year ended December 31, 2000, we incurred net losses of approximately $17.1 million and $59.3 million, respectively, which represented approximately 510% and 274%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for at least the near future. We will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will be unable to continue our operations.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE

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

IF WE ARE NOT SUCCESSFUL IN GENERATING REVENUE FROM A CO-VENTURE RECORD LABEL WITH TED FIELD, WE MAY NOT BE ABLE TO INCREASE OUR NET REVENUES.

   We have recently decided to invest a significant amount of our resources in offline activities such as a record label. Accordingly, in April 2001, we entered into a preliminary agreement with music and entertainment veteran, Ted Field, to develop and operate a co-venture record label and to hire Mr. Field as our Chairman and CEO. The agreement is subject to several conditions, including board and stockholder approval and the negotiation of definitive agreements. If we are not able to agree on definitive agreements or obtain the necessary approvals, we will not be able to consummate the transactions contemplated by the preliminary agreement, including the record label. Even if we are able to develop the record label, we may not be able to successfully operate the label to increase our net revenue. In this event, our business, results of operations and financial condition would be materially and adversely affected.

IF WE DO NOT INCREASE ADVERTISING REVENUE, OUR BUSINESS WILL BE ADVERSELY
AFFECTED

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

OUR STOCK MAY BE DELISTED FROM THE NASDAQ EXCHANGE

   We have received notice from Nasdaq that our shares of common stock will be delisted from The NASDAQ National Market and have appealed Nasdaq's decision to delist our shares. While we believe our common stock will continue to be listed on The NASDAQ National Market during the pendency of the appeal, we cannot assure you that our shares will not be delisted after the conclusion of the appeal process. Such delisting or a prolonged decline in the price of our stock may reduce the liquidity of our stock and adversely impact our ability to execute our business plan. If our shares are delisted from The NASDAQ National Market, we expect that our shares will trade on the OTC Bulletin Board.

IF WE DO NOT GENERATE INCREASED REVENUE FROM ONLINE PRODUCT SALES, OUR GROWTH WILL BE LIMITED AND OUR BUSINESS WILL BE ADVERSELY AFFECTED

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

THE EFFECTIVENESS OF THE INTERNET FOR ADVERTISING IS UNPROVEN, WHICH MAY DISCOURAGE SOME ADVERTISERS FROM ADVERTISING ON OUR SITES

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

WE DEPEND UPON ARTISTS TO ATTRACT ADVERTISERS AND GENERATE ELECTRONIC COMMERCE REVENUE

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

   Most of our current artist contracts have a term of three years. Upon expiration, artists may not renew these contracts on reasonable terms, if at all. If artists decide to remove their online stores from the ARTISTdirect Network when their agreements terminate, we may be unable to recoup our costs to develop, operate and promote the sites. Of the 111 ARTISTchannel contracts we had as of March 31, 2001, 9 will expire in 2001, 64 will expire in 2002 and 38 will expire in 2003. In addition, as of March 31, 2001, we did not have signed contracts for 25 of the 125 ARTISTchannels that we operate.

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

WE MAY NOT BE ABLE TO DEVELOP OR OBTAIN SUFFICIENTLY COMPELLING CONTENT TO ATTRACT AND RETAIN OUR TARGET AUDIENCE

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

IF WE DO NOT BUILD AND MAINTAIN STRONG BRANDS, WE MAY NOT BE ABLE TO ATTRACT A SUFFICIENT NUMBER OF USERS TO OUR WEB SITES

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

OUR ONLINE STORE AGREEMENTS WITH ARTISTS DO NOT PRECLUDE OUR ARTISTS FROM SELLING MUSIC AND RELATED MERCHANDISE ON OTHER WEB SITES

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

OUR MARKET IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST OUR CURRENT AND FUTURE COMPETITORS

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

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR MUSIC MERCHANDISE, FULFILLMENT AND DISTRIBUTION; IF WE CANNOT SECURE ALTERNATE SUPPLIERS, OUR BUSINESS MAY BE HARMED

   We rely to a large extent on timely distribution by third parties. We currently rely substantially on one vendor, Alliance Entertainment, to fulfill and distribute our orders for music and related merchandise. During the three months ended March 31, 2001 and the year ended December 31, 2000, virtually all of our orders for music and related merchandise were fulfilled by Alliance. Our agreement with Alliance covers fulfillment services for sales under the ARTISTdirect Superstore, but does not cover fulfillment services for our ARTISTchannels. Although Alliance has been fulfilling orders for music and related merchandise from the ARTISTchannels on the same terms as orders from the ARTISTdirect Superstore, Alliance may terminate the ARTISTchannel arrangement at any time.

   We purchase almost all of our compact discs from Alliance and a substantial portion of our other music-related merchandise from Giant Merchandising, SMI Promotional Apparel and several other vendors. During the three months ended March 31, 2001, we purchased approximately 78% of the dollar volume of our compact discs from Alliance, and we obtained approximately 32% of the dollar volume of our other music-related merchandise from Giant Merchandising, approximately 13% from SMI Promotional Apparel and approximately 11% from Georgiann. Our business could be significantly disrupted if Alliance, Giant, SMI Promotional Apparel or Georgiann were to terminate or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Giant, SMI Promotional Apparel or Georgiann are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms in a timely manner, or at all.

WE DEPEND ON THIRD PARTY INVENTORY AND FINANCIAL SYSTEMS AND CARRIER SERVICES

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

WE MAY BE SUBJECT TO SYSTEM DISRUPTIONS, WHICH COULD REDUCE OUR REVENUE

   Our ability to attract and retain artists, users, advertisers and merchants for our online network depends on the performance, reliability and availability of our Web sites and network infrastructure. The maintenance and operation of substantially all of our Internet communications hardware and servers have been outsourced to the facilities of Digex and Level(3) Communications. We have periodically experienced service interruptions caused by temporary problems in our own systems or software or in the systems or software of these third parties. While we are implementing procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time.

   In addition, under our agreement with Digex, it is not liable to us for any damage or loss it may cause to our business, and we may be unable to seek reimbursement from it for losses that it causes. Our users also depend on third party Internet service providers and Web site operators for access to our Web sites. These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures in the future which are unrelated to our systems, but which could nonetheless adversely affect our business.

COMPUTER VIRUSES, ELECTRONIC BREAK-INS OR SIMILAR DISRUPTIVE EVENTS COULD DISRUPT OUR ONLINE SERVICES

   Computer viruses, electronic break-ins or similar disruptive events could disrupt our online services. System disruptions could result in the unavailability or slower response times of our Web sites, which would reduce the number of advertisements delivered or commerce conducted on our Web sites and lower the quality of our users' experience. Service disruptions could adversely affect our revenue and, if they were prolonged, would seriously harm our business and reputation. Our business interruption insurance may not be sufficient to compensate us for losses that may occur as a result of these interruptions.

IF WE DO NOT MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS EFFECTIVELY

   Since our inception in August 1996, we have rapidly and significantly expanded our operations. We expect further significant expansion will be required to address potential growth in our artist and consumer bases, the breadth of our product and service offerings, and other opportunities. This expansion has strained, and we expect that it will continue to strain, our management, operations, systems and financial resources. In addition, we recently reduced our headcount to conserve cash. Accordingly, to manage our operations and personnel, we must improve and effectively utilize our existing operational, management, marketing and financial systems and maintain close coordination among our technical, finance, marketing, sales and production staffs. In addition, we may also need to increase the capacity of our software, hardware and telecommunications systems on short notice. We also will need to manage an increasing number of complex relationships with users, strategic partners, advertisers and other third parties. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

THE LOSS OF KEY PERSONNEL, INCLUDING MARC GEIGER, DONALD MULLER OR KEITH YOKOMOTO, COULD ADVERSELY AFFECT OUR BUSINESS BECAUSE THESE INDIVIDUALS ARE IMPORTANT TO OUR CONTINUED GROWTH

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

IF WE DO NOT REALIZE THE ANTICIPATED BENEFITS OF POTENTIAL FUTURE ACQUISITIONS, OUR BUSINESS COULD BE SERIOUSLY HARMED AND OUR STOCK PRICE COULD FALL

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITIVE POSITION COULD BE HARMED OR WE COULD BE REQUIRED TO INCUR EXPENSES TO ENFORCE OUR RIGHTS

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

OUR ACCESS TO COPYRIGHTED CONTENT DEPENDS UPON THE WILLINGNESS OF CONTENT OWNERS TO MAKE THEIR CONTENT AVAILABLE

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

INTELLECTUAL PROPERTY CLAIMS AGAINST US COULD BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS

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

WE MAY BE UNABLE TO ACQUIRE NECESSARY WEB DOMAIN NAMES

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

IF OUR ONLINE SECURITY MEASURES FAIL, WE COULD LOSE VISITORS TO OUR SITES AND COULD BE SUBJECT TO CLAIMS FOR DAMAGE FROM OUR USERS, CONTENT PROVIDERS, ADVERTISERS AND MERCHANTS

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

WE MAY BE SUBJECT TO LIABILITY IF PRIVATE INFORMATION PROVIDED BY OUR USERS WERE MISUSED

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

CHANGES IN LAWS OR REGULATIONS MAY ADVERSELY AFFECT OUR ABILITY TO COLLECT DEMOGRAPHIC AND PERSONAL INFORMATION FROM USERS AND COULD AFFECT OUR ABILITY TO ATTRACT ADVERTISERS

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

WE HAVE A CONTINGENT LIABILITY AS THE RESULT OF A RESCISSION OFFER WE INTEND TO MAKE DUE TO OUR ISSUANCES OF SECURITIES IN VIOLATION OF SECURITIES LAWS

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

   As a result, we plan to make a rescission offer to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to California securities law. In the rescission offer, we will offer to repurchase from these persons all shares issued to these persons pursuant to option exercises by these persons before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for these issued shares, plus interest at the rate of 7% per year from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement. Based upon the number of options exercised through March 31, 2001, and assuming that all such issued shares are tendered in the rescission offer, the out-of-pocket cost to us would be approximately $2.2 million, plus interest.

   In addition, we will also offer to repurchase all unexercised options issued to these persons at 20% of the option exercise price times the number of option shares, plus interest at the rate of 7% per year from the date the options were granted. Based on the number of options outstanding as of March 31, 2001, and assuming that none of these options are exercised prior to the end of the rescission offer, and, further, that all such options are tendered in the rescission offer, the cost to us in repurchasing such options would be approximately $7.7 million, plus interest.

   The Securities Act does not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock, which was not registered under the Securities Act as required. Accordingly, should any offerees reject the rescission offer, we may continue to be contingently liable under the Securities Act for the purchase price of their shares and options which were not issued in compliance with the Securities Act or California securities laws. In this case, based on the number of shares and options issued as of March 31, 2001, and assuming that all options are exercised, we could be liable for a total amount of up to $40.5 million plus interest. However, in such case we would receive a total amount of up to $38.3 million in proceeds from the exercise of options, which could be used to offset our liability. If we are required to repurchase all of the shares subject to the rescission offer or if we incur any other liability with respect to rescission claims, our operating results and liquidity during the period in which such repurchase or liability occurs could be adversely affected.

WE MAY BE SUED FOR CONTENT AVAILABLE OR POSTED ON OUR WEB SITES OR PRODUCTS SOLD THROUGH OUR WEB SITES

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

IF CURRENT STANDARDS TO MEASURE THE EFFECTIVENESS OF ADVERTISING ON THE INTERNET DO NOT DEVELOP, OUR ABILITY TO ATTRACT AND RETAIN ADVERTISERS COULD BE ADVERSELY IMPACTED

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

SOFTWARE PROGRAMS THAT PREVENT OR LIMIT THE DELIVERY OF ADVERTISING MAY SERIOUSLY DAMAGE OUR ABILITY TO ATTRACT AND RETAIN ADVERTISERS

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

WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IF GOVERNMENT REGULATION INCREASES

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

THE INTERNET IS SUBJECT TO RAPID CHANGES, WHICH COULD RESULT IN SIGNIFICANT ADDITIONAL COSTS

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

OUR NET SALES COULD BE ADVERSELY AFFECTED IF WE BECOME SUBJECT TO SALES AND OTHER TAXES

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

OUR SUCCESS DEPENDS ON THE CONTINUED DEVELOPMENT AND MAINTENANCE OF THE INTERNET AND THE AVAILABILITY OF INCREASED BANDWIDTH TO CONSUMERS

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market rate risk for changes in interest rates is related primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our short-term investments are comprised of U.S. government obligations and public corporate debt securities. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

               From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

               (c)    SALES OF UNREGISTERED SECURITIES.

                      None

               (d)    USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES.

                      None

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


Dated:  May 15, 2001