Form 10-Q
period 2001-06-30
ARTISTDIRECT INC
filed 2001-08-14
CIK 1095079

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                       TO
                                     -----------------------   -----------------

                        COMMISSION FILE NUMBER 000-30063


                               ARTISTDIRECT, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       95-4644384
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)


   5670 WILSHIRE BOULEVARD, SUITE 200                            90036
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

                                YES  [X]    NO
                                    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of June 30, 2001: 3,582,275 shares.

                                      INDEX

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2001 (UNAUDITED)
        AND DECEMBER 31, 2000 ...........................................     1

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
        MONTHS ENDED JUNE 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)......     2

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
        ENDED JUNE 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED).............     3

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................     4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS........................................    12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......    36

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS................................................    37

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................    37

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................    39

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............    39

ITEM 5. OTHER INFORMATION................................................    40

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................    41

        A.  EXHIBITS.....................................................    41

        B.  REPORTS ON FORM 8-K..........................................    41

SIGNATURES...............................................................    42

     In this Report, "ARTISTdirect," the "Company," "we," "us" and "our" collectively refers to ARTISTdirect, Inc.

PART I FINANCIAL INFORMATION

                       ARTISTDIRECT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                             ---------    -----------
ASSETS

Current assets:
   Cash and cash equivalents                                 $  58,643     $  51,457
   Cash held for clients                                           524           743
   Marketable securities                                        11,125        36,368
   Accounts receivable, net                                        548           948
   Prepaid expenses and other current assets                     2,507         3,218
                                                             ---------     ---------
     Total current assets                                       73,347        92,734

Property and equipment, net                                      8,020         9,057
Goodwill and intangibles, net                                    8,730        15,018
Other assets, net                                                  145         1,696
                                                             ---------     ---------
                                                             $  90,242     $ 118,505
                                                             =========     =========

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Cash held for clients                                     $     524     $     743
   Accounts payable                                                537         2,257
   Accrued expenses                                              3,487         5,186
   Loans and notes payable                                         191           178
   Deferred revenue                                                 --            34
                                                             ---------     ---------
     Total current liabilities                                   4,739         8,398
Long term liabilities                                            1,058         1,530
                                                             ---------     ---------
     Total liabilities                                           5,797         9,928
                                                             ---------     ---------

Redeemable securities:
   Redeemable common securities, $.01 par value
     Authorized 10,800,000 shares. Liquidation
     preference and redemption value of $10,993
     and $10,778 in 2001 and 2000, respectively                 10,993        10,778
                                                             ---------     ---------
     Total redeemable securities                                10,993        10,778
                                                             ---------     ---------
Stockholders' equity:
   Common stock, $.01 par value. Authorized
     15,000,000 shares in 2001 and 2000; issued
     3,782,275 and 3,779,608 in 2001 and 2000,
     respectively; outstanding 3,582,275 and
     3,779,608 shares in 2001 and 2000, respectively               379           379
   Treasury stock, 200,000 shares in 2001                       (2,500)           --
   Additional paid-in-capital                                  199,948       200,690
   Unearned compensation                                       (13,437)      (20,364)
   Accumulated deficit                                        (110,938)      (82,906)
                                                             ---------     ---------
     Total stockholders' equity                                 74,452        97,799
                                                             ---------     ---------
                                                             $  90,242     $ 118,505
                                                             =========     =========

   The accompanying notes are an integral part of these financial statements.

                       ARTISTDIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATION
                  (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           JUNE 30,                          JUNE 30,
                                                 ----------------------------      ----------------------------
                                                    2001             2000              2001            2000
                                                 -----------      -----------      -----------      -----------
Net revenue:
   E-Commerce                                    $     1,688      $     2,580      $     4,082      $     4,609
   Media                                               1,051            1,973            1,785            3,770
   Agency                                                154              927              379            1,472
   Record label                                           --              118               --              244
                                                 -----------      -----------      -----------      -----------
     Total net revenue                                 2,893            5,598            6,246           10,095

Cost of revenue:
   Direct cost of product sales                        1,306            2,317            3,419            4,238
   Other cost of revenue                               1,549            2,129            3,290            3,762
   Stock-based compensation                            1,550            1,679            3,099            4,472
                                                 -----------      -----------      -----------      -----------
     Total cost of revenue                             4,405            6,125            9,808           12,472

     Gross loss                                       (1,512)            (527)          (3,562)          (2,377)

Operating expenses:
   Web site development                                1,166              679            2,813            1,486
   Sales and marketing                                 1,482            6,676            3,908           11,793
   General and administrative                          3,617            4,398            7,837            8,058
   Amortization of stock-based compensation            1,607            1,757            3,290            1,391
   Depreciation and amortization                       1,644            1,457            3,640            2,631
   Loss from impairment of goodwill                       --               --            4,458               --
                                                 -----------      -----------      -----------      -----------
     Loss from operations                            (11,028)         (15,494)         (29,508)         (27,736)

   Income/(loss) from equity investments                (778)              15             (723)              15

   Interest income, net                                  856            1,476            2,199            2,531
                                                 -----------      -----------      -----------      -----------
        Net loss                                 $   (10,950)     $   (14,003)     $   (28,032)     $   (25,190)

Interest on rescission offer                             173              271              337              493

Dividend on redeemable stock                              --               --               --              963
Beneficial conversion feature on redeemable
  preferred stock                                         --               --               --           24,375
                                                 -----------      -----------      -----------      -----------
Net loss attributable to common shareholders     $   (11,123)     $   (14,274)     $   (28,369)     $   (51,021)
                                                 ===========      ===========      ===========      ===========
Basic and diluted loss per share                 $     (3.07)     $     (3.87)     $     (7.67)     $    (19.70)
                                                 ===========      ===========      ===========      ===========

 Weighted average common shares outstanding        3,623,154        3,685,255        3,700,949        2,590,223
                                                 ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       ARTISTDIRECT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           ----------------------
                                                             2001          2000
                                                           --------      --------
Cash flows from operating activities:
   Net loss                                                $(28,032)     $(25,190)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                            3,640         2,631
     (Income)/loss from equity investments                      723           (15)
     Loss on sale of equipment                                   10            --
     Loss from impairment of goodwill                         4,458            --
     Allowance for doubtful accounts and sales returns         (258)          275
     Amortization of unearned compensation                    6,389         5,863

     Changes in assets and liabilities:
        Accounts receivable                                     658        (1,825)
        Prepaid expenses and other current assets               711          (797)
        Other assets                                            241           (97)
        Accounts payable, accrued expenses and
          other liabilities                                  (2,740)       (1,355)
        Deferred revenue                                        (34)          (38)
                                                           --------      --------
          Net cash used in operating activities             (14,234)      (20,548)
                                                           --------      --------
Cash flows from investing activities:
   Purchases of property and equipment, net                    (823)       (6,111)
   Proceeds from the sales of property and equipment             40            --
   Proceeds from maturities of marketable securities         25,243            --
   Purchase of marketable securities                             --       (44,091)
   Investment in joint ventures                                (551)           --
   Investments in trademarks                                     --          (120)
                                                           --------      --------
          Net cash provided by (used in) investing
            activities                                       23,909       (50,322)
                                                           --------      --------
Cash flows from financing activities:
   Repurchase of common stock                                (2,500)           --
   Proceeds from employee stock purchase plan                    11            --
   Payment of notes to shareholders                              --          (741)
   Payment of Series C redeemable preferred stock
     offering costs                                              --        (4,750)
   Proceeds from exercise of stock options                       --         1,538
   Proceeds from issuance of preferred securities                --        15,224
   Proceeds from initial public offering, net
     of offering costs paid                                      --        52,630
                                                           --------      --------

          Net cash (used in) provided by financing
            activities                                       (2,489)       63,901
                                                           --------      --------
          Net increase (decrease) in cash and cash
            equivalents                                       7,186        (6,969)

Cash and cash equivalents at beginning of period             51,457        69,119
                                                           --------      --------
Cash and cash equivalents at end of period                 $ 58,643      $ 62,150
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

NOTE 2 - REVERSE STOCK SPLIT

On July 5, 2001, the Company declared a 1 for 10 reverse stock split (the "Reverse Stock Split"). The outstanding common stock, redeemable common securities, options and warrants have been retroactively adjusted to reflect the Reverse Stock Split.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2001 and results of its operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the expected results for the full year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's documents filed with the Securities and Exchange Commission ("SEC") including its Form 10-K and Registration Statements on Form S-1, and all amendments thereto.

Loss Per Common Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share," and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98). SFAS No.128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options, and the like) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The number of potentially dilutive common share equivalents as of June 30, 2001 and 2000 was 1,350,552 and 1,013,786,
respectively.

Included in net loss attributable to common stockholders for the six months ended June 30, 2000 is the effect of the beneficial conversion feature of the Series C redeemable preferred stock, which converted into common shares as of March 31, 2000 in connection with the Company's initial public offering. The value of the beneficial conversion feature was calculated based on the $24.00 per share difference between the initial public offering price of $120.00 and the effective conversion price of $96.00 multiplied by the 1,015,625 shares of common stock issued to the Series C shareholders.

Impairment of Long-Lived Assets and Goodwill

The Company has reviewed the carrying value of its long-lived assets and goodwill for possible impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company determined that the remaining goodwill associated with the acquisition of Mjuice was impaired due to the Company's decision to wind down the related operation. During the three months ended March 31, 2001, the Company recorded a loss from impairment of the goodwill from the Mjuice transaction of $4.5 million. The Company has determined that there is sufficient basis to support the carrying amount of goodwill associated with the acquisition of iMusic and the minority interest in the UBL based upon the projected undiscounted future cash flows related to the underlying assets of these goodwill amounts. However, these assets, which are significantly impacted by online advertising and promotions, may become impaired in the future if advertising revenue continues to decline.

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

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $7.2 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3.5 million, $768,000 and $1.8 million for the year ended December 31, 2000 and the three and six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

NOTE 4 - RECORD LABEL JOINT VENTURE

In June 2001, the Company entered into an agreement with veteran entertainment executive Ted Field to become chairman and chief executive officer of ARTISTdirect and form a new record label in partnership with ARTISTdirect. On June 29, 2001, ARTISTdirect stockholders approved the employment of Mr. Field and the formation of the record label. The record label is a 50/50 co-venture between ARTISTdirect and Mr. Field, with the Company providing a significant financial commitment. Due to the Company's commitment to fund the operations of the joint venture, the Company shall record 100% of the losses of the joint venture. As of June 30, 2001, the Company recorded $551,000 of losses from the joint venture. In addition to the formation of the record label and its financial commitment, the Company entered into a five-year employment agreement with Mr. Field and he joined the Company's board of directors. Mr. Field also serves as the CEO of the record label.

NOTE 5 - RESCISSION OFFER

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

In the rescission offer, the Company will offer to repurchase from these persons all shares issued directly to these persons or pursuant to option exercises by these persons before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for the shares, plus interest at the rate of 7% from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement. Based upon the number of options exercised through June 30, 2001, the out-of-pocket cost to the Company to purchase the shares issued upon such exercised options would be approximately $2.2 million, plus interest.

In addition, the Company will also offer to repurchase all unexercised options to these persons at 20% of the option exercise price times the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based on the number of options outstanding as of June 30, 2001, and assuming that none of these options are exercised prior to the end of the rescission offer, the out-of-pocket cost to the Company in repurchasing such unexercised options would be approximately $7.7 million, plus interest.

NOTE 6 - STOCK-BASED COMPENSATION

Stock Options

The Employee Stock Option Plan has reserved 725,592 shares of common stock for issuance to employees, non-employee members of the Board of Directors and consultants. Compensation expense related to such option grants for the three and six months ended June 30, 2001 was $871,000 and $1.8 million, respectively. Compensation expense related to such option grants for the three and six months ended June 30, 2000 was $1.3 million and $2.5 million, respectively.

The Artist Stock Option Plan and the Artist and Artist Advisor Stock Option Plan have reserved 400,000 and 185,000 shares, respectively, of common stock for issuance to artists and their advisors for the ARTIST channels and promotional services. Compensation expense related to such option grants was $2.2 million and $4.4 million for the three and six months ended June 30, 2001, respectively, of which $1.5 million and $3.0 million, respectively, was included in cost of revenue and $700,000 and $1.4 million, respectively, was included in operating expenses. Compensation expense for the three and six months ended June 30, 2000 related to such option grants was $2.3 million and $5.8 million, respectively, of which $1.6 million and $4.4 million, respectively, was included in cost of revenue and $700,000 and $1.4 million, respectively, was included in operating expenses.

Variable Equity Interests

During 1998, the Company issued common units, which were converted to common shares upon the conversion of the Company to a C corporation in October 1999, to certain executive employees and its outside legal counsel in connection with services rendered and to be rendered. The holders of these shares were entitled to receive the amount of appreciation per share through June 30, 2000 above the value on the date of grant. The fair value of the Company's common stock decreased from $114.80 as of December 31, 1999 to $76.30 as of March 31, 2000, which resulted in a decrease in the appreciation per share, and a credit to stock based compensation expense of $6.6 million for the three months ended March 31, 2000.

Warrants

In May and June 1999, the Company issued warrants to purchase common stock to two vendors. The fair value of the warrants is being amortized as cost of revenues over the term of the related merchandising agreements. The Company recorded compensation expense reflected in cost of revenue of $65,000 and $131,000 for both the three and six months ended June 30, 2001 and 2000, respectively.

In December 1999, the Company issued warrants to purchase 33,925 shares of common stock in connection with an advertising and promotion agreement. Due to the decrease in fair value of the Company's common stock to $6.90 as of June 30, 2001, the Company recorded a credit to stock based compensation of $3,000 for the three months ended June 30, 2001. The Company recorded compensation expense of $20,000 for the six months ended June 30, 2001. Due to the decrease in fair value of the Company's common stock to $31.25 as of June 30, 2000, the Company recorded a credit to stock based compensation of $64,000 for the three months ended June 30, 2000. The Company recorded compensation expense of $98,000 for the six months ended June 30, 2000.

The Company entered into an agreement with a landlord for office space for a term of ten years. In connection with the agreement, the Company issued warrants to purchase 6,250 shares of common stock. The expense related to the warrants is being amortized over the term of the lease. The Company recorded expense of $14,000 for the three months ended June 30, 2001 and 2000. The Company recorded expense of $28,000 and $19,000 for the six months ended June 30, 2001 and 2000, respectively

Equity Transfer

In March 2000, the founders of the Company entered into a series of transactions whereby two employees and an outside legal counsel would receive the appreciation on the Company's common stock above $139.30 per share through the third day of trading after the initial public offering. Additionally, the two employees and outside legal counsel received stock options on the third day of trading after the initial public offering with an exercise price equal to $139.30 per share. There was no expense charge for the appreciation rights and stock options granted to the two employees. The fair value of the appreciation rights and stock options granted to the outside legal counsel was $2,028,000, and was recorded as expense in March 2000, as the grants related to past services.

NOTE 7 - SEGMENT INFORMATION

The Company provides integrated music entertainment products and services through five reportable segments. The five reportable segments, based upon management's new focus in January, are ARTISTdirect Media Group ("Media"), E-Commerce Operations Group ("E-Commerce"), Digital Music Distribution Group ("Digital Music"), Talent Agency and Live Event Group ("Agency") and Record Label ("Record Label"). E-Commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated primarily from the sale of advertising and sponsorships, both online and offline. Talent agency revenue is generated from commissions based on the income received by agency clients for live performances. The Digital Music and the Record Label segments currently are not generating revenue. Prior to January 1, 2001, the Company had three reportable segments: music-related Web site operations ("ARTISTdirect Network"), musical artist booking operations ("Agency") and record label operations ("Record Label"). ARTISTdirect Network generated revenue primarily from the sale of recorded music and music-related merchandise and from the sale of advertising on our Web sites. The Agency generated revenue from commissions based on the income received by agency clients for live performances. The Record Label generated revenue from advances under an agreement with RCA, which was terminated in June 2000, and from royalties on sales of recorded music. The factors for determining reportable segments were based on the distinctive services and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the new classifications of segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA loss [earnings before interest, taxes, depreciation and amortization, stock-based compensation, loss from impairment of goodwill, amortization of vendor prepaid, interest income and income (loss) from equity investments]. The following table summarizes the revenue and EBITDA net loss by segment for the three and six months ended June 30, 2001 and 2000.

                                                     Three months ended           Six months ended
                                                          June 30,                    June 30,
                                                   ----------------------      ----------------------
                                                     2001          2000          2001          2000
                                                   --------      --------      --------      --------
                                                                    (in thousands)
Net Revenue:
   E-Commerce                                      $  1,688      $  2,580      $  4,082      $  4,609
   Media                                              1,051         1,973         1,785         3,770
   Talent Agency                                        154           927           379         1,472
   Digital Music                                         --            --            --            --
   Record Label                                          --           118            --           244
                                                   --------      --------      --------      --------
                                                      2,893         5,598         6,246        10,095

EBITDA Net Income (Loss)
   E-Commerce                                        (1,995)       (3,647)       (4,691)       (6,714)
   Media                                             (3,118)       (6,870)       (7,868)      (11,885)
   Talent Agency                                       (541)           43          (982)         (362)
   Digital Music                                       (573)           --        (1,341)           --
   Record Label                                          --           (43)           --          (115)
                                                   --------      --------      --------      --------
                                                   $ (6,227)     $(10,517)     $(14,882)     $(19,076)
                                                   ========      ========      ========      ========

Reconciliation of EBITDA Net Loss to Net Loss:
   EBITDA Net Loss Per Segments                      (6,227)      (10,517)      (14,882)      (19,076)
   Amortization of vendor prepaid                        --           (84)         (139)         (166)
   Amortization of stock-based compensation          (3,157)       (3,436)       (6,389)       (5,863)
   Depreciation and amortization                     (1,644)       (1,457)       (3,640)       (2,631)
   Loss from impairment of goodwill                      --            --        (4,458)           --
   Interest income (expense), net                       856         1,476         2,199         2,531
   Income (loss) from equity investments               (778)           15          (723)           15
                                                   --------      --------      --------      --------
     Net Loss                                      $(10,950)     $(14,003)     $(28,032)     $(25,190)
                                                   ========      ========      ========      ========

The following table summarizes assets as of June 30, 2001 and December 31, 2000.

                                       June 30,      December 31,
                                         2001            2000
                                       --------      ------------
                                            (in thousands)
               Assets:
                  Corporate            $ 78,098        $ 98,857
                  E-Commerce              5,721           9,394
                  Media                   5,804           9,486
                  Agency                    619             768
                  Digital Music              --              --
                  Record Label               --              --
                                       --------        --------
                                       $ 90,242        $118,505
                                       ========        ========

Assets by segment are those assets used in the Company operations in each segment. Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

NOTE 8 - TENDER OFFER AND OPEN MARKET SHARE REPURCHASE

In April 2001, the Company completed a self-tender offer in which it repurchased 200,000 shares of common stock for a total cost of $2.5 million. The repurchased shares are reflected as treasury stock in the balance sheet as of June 30, 2001.

In May 2001, the Company authorized the purchase of up to $2 million worth of the Company's common stock. This repurchase is separate and distinct from the Company's self-tender offer described above. The stock repurchase program will be implemented through purchases in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. The Company intends to hold the common stock repurchased as treasury stock. As of June 30, 2001, there were no settled repurchases of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning ARTISTdirect's unproven business model, increased competition in its industry, ARTISTdirect's ability to increase revenues from its record label, online product sales, advertising and other revenue streams, ability to increase visits to ARTISTdirect's site, ability to attract and retain artists, ability to offer compelling content, ability to fulfill on-line music and merchandise orders in a timely manner, ability to build brand recognition, ability to integrate acquisitions of technology and other businesses, ability to protect and/or obtain intellectual property rights, and ability to manage growth. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Factors That May Affect Future Results" set forth in this Form 10-Q and similar discussions in our other filings with the SEC, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

OVERVIEW

     We are an online music company that connects artists directly with their fans worldwide. We provide music entertainment through our ARTISTdirect Network, an integrated network of Web sites offering multi-media content, music news and information, community around shared music interests, and music-related commerce. We also operate a music talent agency, the ARTISTdirect Agency. Prior to June 30, 2000, we also managed a traditional record label, Kneeling Elephant Records, which we no longer operate. On June 29, 2001, ARTISTdirect stockholders approved the formation of a new record label, ARTISTdirect Records LLC, as a co-venture between the Company and Ted Field, the Company's Chairman and Chief Executive Officer.

     In January 2001, ARTISTdirect reorganized the company into five distinct business groups: ARTISTdirect Media Group ("Media"), E-Commerce Operations Group ("E-Commerce"), Digital Music Distribution Group ("Digital Music"), Talent Agency and Live Event Group ("Agency") and Record Label ("Record Label").

     In June 2001, we entered into an agreement with veteran entertainment executive Ted Field to become chairman and chief executive officer of ARTISTdirect and form a new record label in partnership with ARTISTdirect. On June 29, 2001, ARTISTdirect stockholders approved the employment of Mr. Field and the formation of the record label. The record label is a 50/50 co-venture between ARTISTdirect and Mr. Field, with ARTISTdirect providing a significant financial commitment. Due to our commitment to fully fund the operations of the joint venture, we shall record 100% of the losses of the joint venture. In addition to the formation of the record label and our financial commitment, we entered into a five-year employment agreement with Mr. Field and he joined our board of directors. Mr. Field also serves as the CEO of the record label.

     On November 30, 2000, Nasdaq notified the Company that, because the closing bid price of its common stock had been below $1.00 for over 30 consecutive trading days, it would be subject to delisting. At the Company's request, the Nasdaq Listing Qualifications Panel conducted a hearing on April 12, 2001 to give the Company an opportunity to appeal Nasdaq's decision to delist its common stock. On May 23, 2001, the Nasdaq Listing Qualifications Panel decided to allow the continued listing of the Company's common stock on The Nasdaq National Market provided that (i) the closing bid price of the Company's common stock on Nasdaq reached a minimum of $1.00 per share on or before July 9, 2001 and remained at or above that level for a minimum of 10 consecutive trading days (or longer, if required by the Nasdaq Listing Qualifications Panel), and (ii) the Company demonstrated compliance with all requirements for continued listing on The Nasdaq National Market. On July 25, 2001, the Company received notification from Nasdaq that the Company was in compliance with the provisions of the exchange and would, therefore, remain listed on The Nasdaq National Market.

     ARTISTdirect has incurred cumulative net losses of $152.0 million from inception to June 30, 2001, of which approximately $54.9 million represented stock-based compensation expense. While we have significantly reduced our operating expenses, we expect our net losses to continue and continue to be significant for the foreseeable future. We plan to expend significant resources developing a new record label with Ted Field. In addition, we are still expanding our online operations, but are significantly reducing related expenditures going forward. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. See "Factors That May Affect Future Results" for a more complete description of the many risks we face. Our business is evolving rapidly, and therefore we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of future performance.

REVENUE

     We currently generate revenue from three sources: E-Commerce, Media and Agency. Prior to June 30, 2000, we generated revenue from our Record Label. Substantially all of our revenue is generated in cash. For the three and six months ended June 30, 2001 there was no barter revenue and approximately 1% of our revenue for the year ended December 31, 2000 was barter revenue.

     E-Commerce Revenue. E-Commerce revenue includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through the ARTISTdirect shopping mall of our network. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our e-commerce sales in the fourth quarter have, on average, been higher than in other quarters. We believe that this trend may continue for the foreseeable future. For the three and six months ended June 30, 2001 and the year ended December 31, 2000, e-commerce revenue constituted approximately 58%, 65% and 56%, respectively, of our total net revenue for those periods.

     Media Revenue. Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to six months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is probable. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. For the three and six months ended June 30, 2001 and the year ended December 31, 2000, media revenue constituted approximately 36%, 29% and 29%, respectively, of our total net revenue for those periods.

     During the three and six months ended June 30, 2001, Universal Music Group accounted for 24% and 28% and Pringles, a division of Procter & Gamble, accounted for 14% and 17% respectively, of our total media revenue. No other advertisers accounted for more than 10% of our media revenue for those periods.

     Agency Revenue. Revenue from the ARTISTdirect Agency consists primarily of commissions generated on tour and event bookings of artists represented by the agency. Agency revenue is recognized at the time the artist gets paid. Agency revenue fluctuates depending on touring schedules of major artists represented by the agency. Touring schedules are subject to seasonality, with summer typically being a more active period. For the three and six months ended June 30, 2001 and the year ended December 31, 2000, agency revenue constituted approximately 5%, 6% and 14%, respectively, of our total net revenue for those periods.

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

     In connection with the amortization of vendor warrants and artist stock options granted through June 30, 2001, we recorded non-cash compensation expense of approximately $1.6 million and $3.1 million, respectively, for the three and six months ended June 30, 2001 and approximately $7.5 million for the year ended December 31, 2000. We may grant additional equity instruments in the future related to signing additional artists. These equity grants may cause us to record substantial non-cash compensation expense in the foreseeable future.

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

     Amortization of Stock-based Compensation. We recorded a total of $42.5 million of stock-based compensation expense for the period from inception through June 30, 2001 in connection with equity granted to employees, directors, professional firms, artists and artist advisors during this period. We recorded amortization of stock-based compensation expense of approximately $1.6 million and $3.3 million, respectively, during the three and six months ended June 30, 2001 and approximately $5.1 million during the year ended December 31, 2000. We anticipate granting additional equity securities in the future to employees, directors, artists and artist advisors.

     We are currently anticipating initiating a rescission offer with respect to options and shares of our common stock issued prior to our initial public offering in March 2000. To the extent that employees holding options subject to the rescission offer, accept the offer, we will record compensation expense for such payments, which could be significant. The amount of expense recorded for the repurchase of unexercised stock options from employees shall be the sum of the intrinsic value at the original measurement date (less any expense related to the intrinsic value recorded up to the acceptance of the rescission offer) and the amount of cash paid to the holder that exceeds the lesser of the intrinsic value at the original measurement date or immediately prior to settlement. The amount of compensation that shall be recorded for the repurchase of unexercised non-employee options shall be the difference between the amount paid for each option and the fair value of the options on the date the repurchase offer is accepted. This compensation amount shall be amortized over the future period over which services will be provided. The fair value of the options shall be determined using the Black-Scholes option-pricing model over the remaining expected life of the options. Any unamortized expense at the time of repurchase related to the initial grant of the options to the non-employees shall continue to be amortized over the remaining service period related to the original option grants. The Company shall also record as expense for the repurchase of shares issued pursuant to the exercise of options the difference between the cash paid for the repurchase of the shares and the fair value of the shares on the date the repurchase is accepted. The amount of expense will vary depending on the number of individuals that accept the rescission offer and the Company's stock price on the date any rescission is consummated.

     Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of fixed assets and the amortization of acquired intangible assets. The acquisitions of iMusic, Mjuice and the minority interest of the UBL were accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair value on the acquisition dates. Substantially all of the purchase price of these transactions is attributable to the acquired intangible assets. As a result, the aggregate excess purchase price over the net tangible assets allocated to goodwill was $20.6 million and is being amortized over five years, the expected estimated average useful life of these assets. These non-cash charges will significantly affect our reported operating results over the remainder of 2001, and in the future periods for the portion of goodwill allocated to identifiable intangible assets, which will continue to be amortized after December 31, 2001

INTEREST INCOME AND EXPENSE

     Interest income consists of earnings on our cash and cash equivalents, and interest expense consists of interest associated with short-term borrowings.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NET REVENUE

     Net revenue decreased to $2.9 million for the three months ended June 30, 2001 from $5.6 million for the three months ended June 30, 2000, which represented a decrease of 48%. Net revenue decreased to $6.2 million for the six months ended June 30, 2001 from $10.1 million for the three months ended June 30, 2000, which represented a decrease of 38%. The decrease was due to decreases in media, e-commerce and agency revenue. E-commerce revenue decreased 35% to $1.7 million for the three months ended June 30, 2001 from $2.6 million for the three months ended June 30, 2000, primarily as a result of a decrease in sales of merchandise from the top 20 artists. There was less interest in these artists in 2001, since they released fewer albums and toured less compared to 2000. Media revenue decreased $922,000, or 47%, to $1.1 million for the three months ended June 30, 2001 from $2.0 million for the three months ended June 30, 2000, primarily as a result of a decrease in sales of impression based advertising due to an overall soft advertising market. Commission revenue from the agency decreased 83% from $927,000 for the three months ended June 30, 2000 to $154,000 for the three months ended June 30, 2001, due primarily to decreased touring activity of the agency's artists. E-commerce revenue decreased 11% to $4.1 million for the six months ended June 30, 2001 from $4.6 million for the six months ended June 30, 2000, primarily as a result of a decrease in sales from the top 20 artists. For the six months ended June 30, 2001, media revenue decreased $2.0 million, or 53% to $1.8 million from $3.8 million for the six months ended June 30, 2000, primarily as a result of an overall soft advertising market. Commission revenue from the agency decreased 74% from $1.5 million for the six months ended June 30, 2000 to $379,000 for the six months ended June 30, 2001, due primarily to decreased touring activity of the agency's artists.

COST OF REVENUE

     Direct cost of product revenue. Direct cost of product revenue decreased to $1.3 million for the three months ended June 30, 2001 from $2.3 million for the three months ended June 30, 2000, which represented a decrease of 44%. This $1.0 million decrease corresponded with the decrease in e-commerce revenue and was primarily attributable to a related decrease in product and royalty costs payable to our vendors and artists and a decrease in transaction costs. Direct cost of product revenue decreased to $3.4 million for the six months ended June 30, 2001 from $4.2 million for the six months ended June 30, 2000, which represented a decrease of 19%. This $800,000 decrease corresponded with the decrease in online product sales revenue and was primarily attributable to a related decrease in product and royalty costs payable to our vendors and artists and a decrease in transaction costs.

     Other cost of revenue. Other cost of revenue decreased to $1.5 million for the three months ended June 30, 2001 from $2.1 million for the three months ended June 30, 2000, which represented a decrease of 27%. This $580,000 decrease was primarily due to decreases in Web site hosting and maintenance costs, as well as network programming costs. Other cost of revenue decreased to $3.3 million for the six months ended June 30, 2001 from $3.8 million for the six months ended June 30, 2000, which represented a decrease of 13%. This $500,000 decrease was primarily due to decreases in Web site hosting and maintenance costs.

     Stock-based compensation. For the three months ended June 30, 2001 we recorded non-cash stock-based compensation charges of $1.7 million compared to $1.5 million for the three months ended June 30, 2000. For the six months ended June 30, 2001 we recorded non-cash stock-based compensation charges of $3.1 million compared to $4.5 million for the six months ended June 30, 2000. The stock-based compensation expense relates primarily to the amortization of the estimated value of the options, using the Black-Scholes method, given to artists in connection with the operation of their stores and is amortized over the life of the associated contract periods.

     Our overall gross profit margin decreased to -52% in the second quarter of 2001 from -9% in the second quarter of 2000 primarily due to the significant decrease in media and e-commerce revenue. Gross profit excluding stock-based compensation and amortization of vendor prepaid was 1% and 22% for the three months ended June 30, 2001 and 2000, respectively. Our overall gross profit margin decreased to -57% in 2001 from -24% in 2000 primarily due to the significant decrease in media and e-commerce revenue. Gross profit excluding stock-based compensation and amortization of vendor prepaid was -5% and 22% for the six months ended June 30, 2001 and 2000, respectively.

OPERATING EXPENSE

     Web Site Development. Web site development expense increased 72% to $1.2 million for the three months ended June 30, 2001 from $679,000 for the three months ended June 30, 2000. This increase was primarily attributable to maintenance costs associated with our Pandesic e-commerce system, as well as fees paid to third party service vendors relating to maintenance on the procurement system interface. Web site development expense increased 89% to $2.8 million for the six months ended June 30, 2001 from $1.5 million for the six months ended June 30, 2000. This increase was primarily attributable to maintenance costs associated with our Pandesic e-commerce system, as well as fees paid to third party service vendors relating to maintenance on the procurement system interface, the continued development and content updates of our network and development costs of digital music products.

     Sales and Marketing. Sales and marketing expense decreased 78% to $1.5 million for the three months ended June 30, 2001 from $6.7 million for the three months ended June 30, 2000. The decrease was primarily attributable to reduced spending on advertising to promote the ARTISTdirect Network. Sales and marketing expense decreased 67% to $3.9 million for the six months ended June 30, 2001 from $11.8 million for the six months ended June 30, 2000. The decrease was primarily attributable to reduced spending on advertising to promote the ARTISTdirect Network.

     General and Administrative. General and administrative expense decreased 18% to $3.6 million for the three months ended June 30, 2001 from $4.4 million for the three months ended June 30, 2000. This decrease was primarily attributable to salary and benefits savings associated with the reduction in staff. General and administrative expense decreased 3% to $7.8 million for the six months ended June 30, 2001 from $8.1 million for the six months ended June 30, 2000. This decrease was primarily attributable to salary and benefits savings associated with the reduction in staff, partially offset by the related increase in severance costs.

     Amortization of Stock-based Compensation. We recorded stock-based compensation expense of $1.6 million for the three months ended June 30, 2001 in connection with stock issuances to employees, directors, professional firms, artists and artist advisors for promotional services. Stock-based compensation for the comparable period in 2000 was $1.8 million, primarily in connection with stock issuances to employees, directors and professional firms, which represented a decrease of 9%. We recorded stock-based compensation expense of $3.3 million for the six months ended June 30, 2001 in connection with stock issuances to employees, directors, professional firms, artists and artist advisors for promotional services. Stock-based compensation for the comparable period in 2000 was $1.4 million, primarily in connection with stock issuances to employees, directors and professional firms, which represented an increase of 137% compared to the corresponding period in 2000. The expense for the six months ended June 30, 2000 reflected a $6.6 million credit to stock-based compensation granted to certain executives of the Company as a result of a reduction in the valuation of the Company's underlying common stock as compared with December 31, 1999. This credit was offset by $8.0 million of amortization during the period of stock-based compensation expense related to options granted to employees, artists and advisors and vendor warrants.

     Depreciation and Amortization. Depreciation and amortization expense increased to $1.6 million for the three months ended June 30, 2001 from $1.5 million for the three months ended June 30, 2000. This increase was primarily attributable to an increase in depreciation of fixed assets and amortization of leasehold improvements. Depreciation and amortization expense increased to $3.6 million for the six months ended June 30, 2001 from $2.6 million for the six months ended June 30, 2000. This increase was primarily attributable to an increase in depreciation of fixed assets and amortization of leasehold improvements.

     Impairment of Goodwill. For the three months ended June 30, 2001, we did not record any loss on impairment of goodwill. We recorded a loss on impairment of goodwill related to the Mjuice acquisition in the amount of $4.5 million for the six months ended June 30, 2001.

INTEREST INCOME AND EXPENSE

     Interest income decreased to $856,000 for the three months ended June 30, 2001 from $1.5 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, interest income decreased to $2.2 million from $2.5 million for the six months ended June 30, 2000. The decreases are due to less interest earned on lower available cash balances for the relevant periods.

NET LOSS

     EBITDA loss decreased 41% to $6.2 million for the three months ended June 30, 2001, compared to $10.5 million for the three months ended June 30, 2000. This decrease is attributable to a $1.7 million decrease in e-commerce loss, a $3.8 million decrease in media loss, partially offset by a $584,000 increase in agency loss and a $573,000 increase in digital music loss. EBITDA loss decreased 22% to $14.9 million for the six months ended June 30, 2001, compared to $19.1 million for the six months ended June 30, 2000. This decrease is attributable to a $4.0 million decrease in e-commerce loss, a $2.0 million decrease in media loss, partially offset by a $620,000 increase in agency loss and a $1.3 million increase in digital music loss.

     Net loss decreased 22% to $11.0 million for the three months ended June 30, 2001, compared to $14.0 million for the three months ended June 30, 2000. The decrease in net loss is attributable a $5.2 million decrease in sales and marketing expense, a $781,000 decrease in general and administrative expense and a $150,000 decrease in the amortization of stock-based compensation partially offset by a $985,000 decrease in gross profit, a $487,000 increase in web site development, a $187,000 increase in depreciation and amortization expense, a $793,000 increase in loss from equity investment and a $620,000 decrease in interest income. Net loss increased to $28.0 million for the six months ended June 30, 2001, compared to $25.2 million for the six months ended June 30, 2000, which represented an increase of 11%. The increase in the net loss is attributable to a $1.2 million dollar decrease in gross profit, a $1.3 million increase in web site development, a $1.9 million increase in the amortization of stock-based compensation, a $1.0 increase in depreciation and amortization expense and a $4.5 million loss from impairment of goodwill, partially offset by a $7.9 million decrease in sales and marketing expense, a $221,000 decrease in general and administrative expense, a $738,000 increase in loss from equity investment and a $332,000 decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2000, we completed our initial public offering ("IPO") and raised net proceeds of approximately $52.6 million through the sale of 5.0 million common shares (500,000 shares after taking into effect the 1:10 Reverse Stock Split consummated in July 2001). In addition, we raised an aggregate of $97.5 million of gross proceeds through the sale of our Series C Preferred stock in December 1999 and January 2000. In May 1999, we issued shares of Series B preferred securities in exchange for an aggregate purchase price of $15.0 million. Between July 1998 and

December 1998, we issued shares of Series A preferred securities in exchange for an aggregate purchase price of $4.9 million. Prior to July 1998, we financed our operations and growth entirely from internally generated cash flow and capital contributions from founders. As of June 30, 2001, we had $69.8 million of cash, cash equivalents and short-term investments, excluding cash held for clients.

     Net cash used in operating activities was $14.2 million for the six months ended June 30, 2001 and $20.5 million for the six months ended June 30, 2000. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items such as stock-based compensation, depreciation and amortization and income/(loss) from equity investment.

     Net cash provided by investing activities was $23.9 million for the six months ended June 30, 2001 and net cash used in investing activities was $50.3 million for the six months ended June 30, 2000. Net cash provided by investing activities for 2001 consisted primarily of proceeds from the maturity of short-term investments, and net cash used in investing activities for 2000 consisted primarily of the purchase of short-term investments and fixed assets.

     Net cash used in financing activities was $2.5 million for the six months ended June 30, 2001, which consisted primarily of the repurchase of common stock in our partial self-tender offer consummated in April 2001. Net cash provided by financing activities was $63.9 million for the six months ended June 30, 2000, which consisted primarily of the net proceeds from the sale of securities in our initial public offering and our Series C Preferred Stock financing.

     As of June 30, 2001 our principal commitments consisted of obligations outstanding under operating leases and employment contracts. In June 2001 we entered into an agreement with Ted Field for a co-venture record label. We are required to provide up to $50 million of funding over the next five years to the record label.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including the significant financial commitment to the co-venture record label with Ted Field. There can be no assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate. Although we do not currently have any specific material capital commitments other than the record label beyond such 12-month period, if we are unsuccessful in generating sufficient cash flow from operations, we may need to raise additional funds in future periods through public or private financings, or other arrangements to fund our operations and potential acquisitions. If any additional financing is needed, we might not be able to raise capital on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. We currently do not have any plans for future equity offerings.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     In future periods, our business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND RAPIDLY EVOLVING BUSINESS.

     Our limited operating history and rapidly evolving business, make it difficult to evaluate our prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential are unproven, and our business model is constantly and rapidly evolving. In particular, the Internet is constantly changing and we may need to modify our business model to adapt to these changes, including our recent decision to focus a significant amount of resources on off-line businesses such as the record label.

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

     o sales of, or subscription fees for, digitally distributed music; and

     o royalties and related revenue from record label operations.

     It is uncertain whether a music-related Web site that relies on attracting people to learn about, listen to and purchase music and related merchandise can generate sufficient revenue from electronic commerce, advertising, sales of database information and sales of, or fees for, digital downloads of music, to become a viable business. We provide many of our products and services without charge, and we may not be able to generate sufficient revenue to pay for these products and services. In addition, it may take a significant amount of time for us to develop and operate our record label co-venture with Ted Field. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable. If our markets develop more slowly than expected or become saturated with competitors, our products and services do not achieve or sustain market acceptance, we may not be able to successfully operate our business.

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE LOSSES AND NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE

     To date, we have not been profitable on an annual or quarterly basis and have incurred accumulated losses of approximately $152 million as of June 30, 2001. For the three months ended June 30, 2001 and the year ended December 31, 2000, we incurred net losses of approximately $11.0 million and $59.3 million, respectively, which represented approximately 379% and 274%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for at least the near future. We will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will be unable to continue our operations.

OUR OPERATING RESULTS WILL LIKELY BE UNPREDICTABLE

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

IF WE ARE NOT SUCCESSFUL IN GENERATING REVENUE FROM A CO-VENTURE RECORD LABEL WITH TED FIELD, WE MAY NOT BE ABLE TO INCREASE OUR NET REVENUES.

     We have recently decided to invest a significant amount of our resources in offline activities such as a record label. Accordingly, in April 2001, we entered into an agreement with music and entertainment veteran, Ted Field, to develop and operate a co-venture record label and to hire Mr. Field as our Chairman and CEO. The co-venture record label will be a new enterprise and will face significant challenges in developing and operating its planned business, including but not limited to the following:

     o identifying and entering into recording agreements with artists for the record label;

     o  hiring new personnel for the record label;

     o producing and promoting new music recordings for artists signed to the record label;

     o  developing a recognized brand name in the music industry;

     o  developing distribution channels for the record label;

     o  integrating the record label's operations with our existing operations;
        and

     o  generating record label revenue and achieving profitability.

     The record label has no operating history upon which to assess whether it will be able to meet all of the challenges required to successfully develop and operate its business. Accordingly, there can be no assurance that Mr. Field will be able to successfully operate the label. If the record label is not able to develop a successful business with revenue and profits, we will not receive the anticipated benefits of our investment in the record label and our business, financial condition and results of operations would be materially and adversely affected.

WE HAVE COMMITTED A SUBSTANTIAL AMOUNT OF OUR AVAILABLE CASH TO THE RECORD LABEL CO-VENTURE WITH TED FIELD AND, AS A RESULT, THE AMOUNT OF CASH THAT WE WILL HAVE AVAILABLE TO OPERATE OUR OTHER BUSINESSES HAS BEEN SUBSTANTIALLY REDUCED.

     The record label co-venture with Mr. Field represents a potentially significant shift in the planned use of our cash resources. We will be required to commit as much as $50 million to the record label over the next five years. Subject to this overall limit, we may be required to advance as much as $15 million per year to the record label, including an initial commitment of $12 million that has been partially funded. As of June 30, 2001, we had approximately $69.8 million in cash (including short-term investments in marketable securities). While we currently believe this amount of cash is adequate to fund our obligations to the record label and our existing businesses for the foreseeable future, if the record label is not successful, or, if there is a material delay in anticipated cash flow from the record label, there can be no assurance that our existing cash resources will be adequate to enable us to successfully operate our other businesses or to become cash flow positive at any time in the foreseeable future. If this occurs, we will need to raise additional capital to continue operating our businesses. There can be no assurance that we will be able to raise this additional funding at all or on reasonably acceptable terms if it is needed in the future. If we are unable to successfully raise any necessary funding, our ability to successfully operate our business would be materially adversely affected.

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

     o aggregate our target demographic group of 13 to 34 year-old active music consumers;

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

THE EFFECTIVENESS OF THE INTERNET FOR ADVERTISING IS UNPROVEN, WHICH MAY DISCOURAGE SOME ADVERTISERS FROM ADVERTISING ON OUR SITES

     Our future depends in part on an increase in the use of the Internet and other forms of digital media for advertising. The Internet advertising market is relatively new and rapidly evolving, and we cannot yet gauge the effectiveness of advertising on the Internet as compared to traditional media. As a result, demand for Internet advertising is uncertain. Many advertisers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by companies that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find advertising on the Internet to be undesirable or less effective than traditional advertising media for promoting their products and services. In particular, online advertising revenue has significantly decreased. If the Internet advertising market fails to grow, our business could be adversely affected. In addition, the market for advertising on other forms of digital media, such as broadband distribution, is even less developed than Internet advertising, and if that market does not develop, our growth may be limited.

WE DEPEND UPON ARTISTS TO ATTRACT ADVERTISERS AND GENERATE ELECTRONIC COMMERCE REVENUE

     We believe that our future success depends in part on our ability to maintain our existing artist relationships and to establish additional relationships with artists. We recently began a process of negotiating new agreements that generally simplify the relationship between the artists and us. Our business would be adversely affected by any of the following:

     o inability to establish relationships with new artists and offer their music and merchandise for sale to our customers;

     o the loss of popularity of artists for whom we sell music and merchandise;

     o  increased competition to maintain existing relationships with artists;

     o non-renewals or non-conversions of certain of our current agreements with artists; and

     o  poor performance or negative publicity of our artists.

     If we are not able to provide valuable services or incentives to artists, or if we otherwise fail to maintain good relations with our artists, they may lose interest in providing content and merchandise and otherwise promoting the ARTISTdirect Network. The artists own the domain names for their ARTISTchannels and some of the intellectual property rights with respect to content developed for the ARTISTchannels. As a result, we may lose the rights to operate artists' sites if our agreements with these artists terminate and are not renewed or converted.

     Most of our current artist contracts have a term of three years. Upon expiration, artists may not renew these contracts on reasonable terms, if at all. If artists decide to remove their online stores from the ARTISTdirect Network when their agreements terminate, we may be unable to recoup our costs to develop, operate and promote the sites. We have recently undertaken the negotiation of new agreements with certain of our existing artists and the termination of existing agreements with certain other of our artists. Our inability to negotiate new agreements or to terminate existing agreements may have an adverse impact on our business.

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

IF WE DO NOT BUILD AND MAINTAIN STRONG BRANDS, WE MAY NOT BE ABLE TO ATTRACT A SUFFICIENT NUMBER OF USERS TO OUR WEB SITES

     To attract users we must develop a brand identity for ARTISTdirect and increase public awareness of the ARTISTchannels, the UBL and iMusic; however to conserve cash, we have significantly decreased the amounts we have spent on our offline and online advertising and promotional efforts to increase brand awareness, traffic and revenue. Accordingly, our marketing activities may not result in increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brands. Moreover, despite these efforts we may be unable to increase public awareness of our brands, which would have an adverse effect on our results of operations.

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

OUR MARKET IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST OUR CURRENT AND FUTURE COMPETITORS

     The market for the online promotion and distribution of music and related merchandise is highly competitive and rapidly changing. We estimate that there are currently over 100 Web sites that promote and distribute music and related merchandise. There are a significant number of Web sites competing for the attention and spending of consumers, advertisers and users and the number may increase in the future.

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

     o  greater brand name recognition;

     o  larger existing customer bases; and

     o  more popular content or artists.

     These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services than we can. Consumers, artists, talent management companies and other music-related vendors or advertisers may perceive web sites maintained by our existing and potential competitors as being superior to ours. In addition, increased competition could result in reduced advertising rates and margins and loss of market share, any of which could harm our business.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR MUSIC MERCHANDISE, FULFILLMENT AND DISTRIBUTION; IF WE CANNOT SECURE ALTERNATE SUPPLIERS, OUR BUSINESS MAY BE HARMED

     We rely to a large extent on timely distribution by third parties. We currently rely substantially on one vendor, Alliance Entertainment, to fulfill and distribute our orders for music and related merchandise. During the three and six months ended June 30, 2001 and the year ended December 31, 2000, virtually all of our orders for music and related merchandise were fulfilled by Alliance. Our agreement with Alliance covers fulfillment services for sales under the ARTISTdirect Superstore, but does not cover fulfillment services for our ARTISTchannels. Although Alliance has been fulfilling orders for music and related merchandise from the ARTISTchannels on the same terms as orders from the ARTISTdirect Superstore, Alliance may terminate the ARTISTchannel arrangement at any time.

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

WE MAY BE SUBJECT TO SYSTEM DISRUPTIONS, WHICH COULD REDUCE OUR REVENUE

     Our ability to attract and retain artists, users, advertisers and merchants for our online network depends on the performance, reliability and availability of our Web sites and network infrastructure. The maintenance and operation of substantially all of our Internet communications hardware and servers have been outsourced to CNP and its providers. We have periodic maintenance windows, and we experience outages from to time caused by temporary problems in our own systems or software or in the systems or software of these third parties. While we are implementing procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time.

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

IF WE DO NOT MANAGE OUR EXPANSION, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS EFFECTIVELY

     Since our inception in August 1996, we have rapidly and significantly expanded our operations. We expect further significant expansion, particularly as a result of the record label co-venture and other potential opportunities. This expansion has strained, and we expect that it will continue to strain, our management, operations, systems and financial resources. In addition, we recently reduced our headcount to conserve cash and may further reduce headcount. At the same time, we expect to expand staff associated with the record label co-venture. Accordingly, to manage our operations and personnel, we must improve and effectively utilize our existing operational, management, marketing and financial systems and maintain close coordination among our technical, finance, marketing, sales and production staffs. In addition, we may also need to increase the capacity of our software, hardware and telecommunications systems on short notice. We also will need to manage an increasing number of complex relationships with users, strategic partners, advertisers and other third parties, especially in light of certain functions being outsourced. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

THE LOSS OF KEY PERSONNEL, INCLUDING TED FIELD, MARC GEIGER, DONALD MULLER OR KEITH YOKOMOTO, COULD ADVERSELY AFFECT OUR BUSINESS BECAUSE THESE INDIVIDUALS ARE IMPORTANT TO OUR CONTINUED GROWTH

     Our future success depends to a significant extent on the continued services of our senior management, particularly Ted Field, Marc Geiger, Donald Muller and Keith Yokomoto. The loss of any of these individuals would likely have an adverse effect on our business. Competition for personnel throughout our industry is intense and we may be unable to retain these key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

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

     We rely upon common-law trademark rights that arise from our commercial use of the ARTISTdirect, ARTISTdirect Agency, UBL, Ultimate Band List, and iMusic brand names, and the respective associated domain names, and the ARTISTdirect logo. We seek to protect our trademarks, copyrights and other proprietary rights by registration and other means, but these actions may be inadequate. We have trademark applications pending in several jurisdictions, but our registrations may not be accepted or may be preempted by third parties and/or we may not be able to register our trademarks in all jurisdictions in which we intend to do business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information.

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

     Legislatures and government agencies have adopted and are considering adopting laws and regulations regarding the collection and use of personal information obtained from individuals when accessing Web sites. For example, the Children's Online Privacy Protection Act restricts the ability of Internet companies to collect information from children under the age of 13 without their parents' consent. In addition, the Federal Trade Commission and state and local authorities have been investigating Internet companies regarding their use of personal information. Our privacy programs may not conform with laws or regulations that are adopted. In addition, these legislative and regulatory initiatives may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide advertisers with demographic information.

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

     As a result, we plan to make a rescission offer, during the forth quarter of 2001, to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to California securities law. In the rescission offer, we will offer to repurchase from these persons all shares issued to these persons pursuant to option exercises by these persons before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for these issued shares, plus interest at the rate of 7% per year from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement. Based upon the number of options exercised through June 30, 2001, and assuming that all such issued shares are tendered in the rescission offer, the out-of-pocket cost to us would be approximately $2.2 million, plus interest.

     In addition, we will also offer to repurchase all unexercised options issued to these persons at 20% of the option exercise price times the number of option shares, plus interest at the rate of 7% per year from the date the options were granted. Based on the number of options outstanding as of June 30, 2001, and assuming that none of these options are exercised prior to the end of the rescission offer, and, further, that all such options are tendered in the rescission offer, the cost to us in repurchasing such options would be approximately $7.7 million, plus interest.

     The Securities Act does not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock, which was not registered under the Securities Act as required. Accordingly, should any offerees reject the rescission offer, we may continue to be contingently liable under the Securities Act for the purchase price of their shares and options which were not issued in compliance with the Securities Act or California securities laws. In this case, based on the number of shares and options issued as of June 30, 2001, and assuming that all options are exercised, we could be liable for a total amount of up to $40.5 million plus interest. However, in such case we would receive a total amount of up to $38.3 million in proceeds from the exercise of options, which could be used to offset our liability. If we are required to repurchase all of the shares subject to the rescission offer or if we incur any other liability with respect to rescission claims, our operating results and liquidity during the period in which such repurchase or liability occurs could be adversely affected.

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

     Congress has enacted legislation limiting the ability of the states to impose taxes on Internet-based transactions. However, this legislation, known as the Internet Tax Freedom Act, imposes only a moratorium ending on October 21, 2001 on state and local taxes on electronic commerce where such taxes are discriminatory and on Internet access unless such taxes were generally imposed and actually enforced before October 1, 1998. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce.

OUR SUCCESS DEPENDS ON THE CONTINUED DEVELOPMENT AND MAINTENANCE OF THE INTERNET AND THE AVAILABILITY OF INCREASED BANDWIDTH TO CONSUMERS

     The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of music. Our business will depend on the ability of our artists and consumers to conduct commercial transactions with us, as well as to continue to upload and download music files, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and access to our Web site. This will depend upon the maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services. The failure of the Internet to achieve these goals will reduce our ability to generate significant revenue.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) SALES OF UNREGISTERED SECURITIES.

     During the period covered by this report, the Company issued unregistered securities to Frederick W. Field, our Chairman of the Board and Chief Executive Officer, as described below:

     On May 31, 2001, the Company granted Frederick W. Field three non-plan, non-qualified stock options to purchase 444,480 shares of common stock at an exercise price of $7.50 per share, as an inducement to serve as the Company's Chairman of the Board and Chief Executive Officer pursuant to an Employment Agreement dated May 31, 2001.

     The right to purchase 302,370 shares of common stock (the "Base Option") is immediately exercisable for all the option shares, but any shares purchased under the Base Option will be subject to repurchase by the Company, at the exercise price paid per share, to the extent those shares are unvested when Mr. Field ceases to remain in the Company's service. Mr. Field will acquire a vested interest in and the Company's repurchase right will lapse with respect to the option shares in a series of 60 successive equal monthly installments upon Mr. Field's completion of each month of service measured from June 29, 2001. The option shares will automatically accelerate in full so that they are immediately fully vested and exercisable upon (i) a change of control of the Company that occurs prior to Mr. Field's cessation of service with the Company or (ii) upon Mr. Field's cessation of service with the Company pursuant to an involuntary termination. A change of control of the Company includes a merger, consolidation, sale of all or substantially all of the assets and a sale of the voting control of the Company. An involuntary termination includes (i) a termination by the Company of Mr. Field's employment for reasons other than for cause, (ii) a cessation of services pursuant to Mr. Field's permanent disability or death and (iii) Mr. Field's voluntary resignation for good reason, as set forth in the Employment Agreement. Permanent disability exists if Mr. Field becomes unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which is expected to result in death or has lasted or can be expected to last for a continuous period of at least 12 months. In addition, if (i) Mr. Field terminates his employment upon written notice in connection with the commencement of any arbitration proceeding to determine whether or not his employment with the Label may be terminated for cause and (ii) Mr. Field remains employed at the Label because the arbitrator determined that the Label was not entitled to terminate Mr. Field's employment for cause (together, such events will constitute a "Termination With Justification"), then 50% of the then unvested option shares will automatically accelerate so they are immediately fully vested and exercisable.

     The right to purchase 75,588 shares of common stock (the "Level One Option") will not be exercisable by Mr. Field unless one of the following events occurs prior to June 29, 2004, in which event Mr. Field will acquire a vested interest in and the option will become fully exercisable with respect to all of the option shares: (i) the 30-day average closing sale price of the

Company's common stock or the consideration paid per share in an acquisition of the Company reaches a minimum of $35.00 per share; (ii) the Company's common stock is re-listed on The Nasdaq National Market following a delisting; (iii) a change of control of the Company occurs; or (iv) Mr. Field's service with the Company ceases pursuant to an involuntary termination (each a "Level One Triggering Event"). If no Level One Triggering Event has occurred by June 29, 2004, then the option will terminate and no option shares will vest or become exercisable by Mr. Field.

     The right to purchase 66,522 shares of common stock (the "Level Two Option") will not be exercisable by Mr. Field unless one of the following events occurs prior to June 29, 2004, in which event Mr. Field will acquire a vested interest in and the option will become fully exercisable with respect to all of the option shares: (i) the 30-day average closing sale price of the Company's common stock or the consideration paid per share in an acquisition of the Company reaches a minimum of $70.00 per share; (ii) the Company's common stock is re-listed on The Nasdaq National Market following a delisting; (iii) a change of control of the Company occurs; or (iv) Mr. Field's service with the Company ceases pursuant to an involuntary termination (each a "Level Two Triggering Event"). If no Level Two Triggering Event has occurred by June 29, 2004, then the option will terminate and no option shares will vest or become exercisable by Mr. Field.

     All three stock options expire no later than May 30, 2008. All three stock options may also terminate prior to the expiration date as follows: (i) upon the later of the 12 month anniversary of Mr. Field's cessation of service or the expiration of Mr. Field's initial five-year employment term with the Company if Mr. Field's employment with the Company ceases pursuant to an involuntary termination; (ii) upon the earlier of the 12 month anniversary of Mr. Field's cessation of service or the expiration of Mr. Field's initial five-year employment term with the Company if Mr. Field terminates his employment pursuant to a Termination With Justification; (iii) upon the earlier of the 90-day anniversary of Mr. Field's cessation of service or the expiration date of the stock option if Mr. Field ceases to remain in the Company's service for any reason other than an involuntary termination or a Termination With Justification; (iv) immediately if the Company terminates Mr. Field's employment for cause; (v) upon the earlier of the 12 month anniversary of Mr. Field's death or the expiration date of the stock option if Mr. Field ceases to remain in the Company's service due to his death; and (vi) upon the latter of the 12 month anniversary of Mr. Field's cessation of service with the Company or the expiration of Mr. Field's initial five-year employment term with the Company if Mr. Field ceases to remain in the Company's service due to his permanent disability, Additionally, the Level One Option and the Level Two Option will also terminate if a Level One Triggering Event or a Level Two Triggering Event, as applicable, has not occurred by June 29, 2004.

     These stock option grants did not involve any underwriters, any underwriting discounts or commissions, or any public offering, and the Company believes that the stock option grants were exempt from the registration requirements of the 1933 Act, by virtue of Section 4(2) and by virtue of the fact that, as an executive officer of the Company, Mr. Field is an "accredited investor" within the meaning of SEC Rule 501 of Regulation D, as presently in effect. Mr. Field represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments issued in the transaction. Mr. Field had adequate access, through his relationship with the Company, to information about the Company. The Company intends to register the shares of common stock issuable to Mr. Field upon exercise of the options on a registration statement on Form S-8 under the 1933 Act, and to keep such registration statement on Form S-8 effective until all of the options have been exercised in full or have expired. Upon resale of the common stock issuable to Mr. Field upon exercise of the options and registered under an effective registration statement, Mr. Field will receive all of the proceeds from such sale. The Company will not receive any of the proceeds from sales by Mr. Field.

     (d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on June 29, 2001 to act on the following matters:

     1. To elect three directors to serve for a three-year term ending in the year 2004 or until their successors are duly elected and qualified. The following directors were elected at the Annual Meeting: Keith K. Yokomoto, Frederick W. Field and Benjamin Moody. The votes cast for Mr. Yokotmoto were 30,136,014, with 53,988 votes withheld. The votes cast for Mr. Field were 30,148,420, with 41,582 votes withheld. The votes cast for Mr. Moody were 30,137,006, with 52,996 votes withheld. The following directors' terms of office continued after the Annual Meeting:
        Donald P. Muller, Stephen M. Krupa, Allen D. Lenard, Marc P. Geiger, Clifford H. Friedman and Dara Khosrowshahi.

     2. To ratify the appointment of KPMG, LLP as independent accountants of the Company for the fiscal year ending December 31, 2001. The votes cast for and against this action were 30,162,954 and 21,101, respectively, with 5,947 votes abstaining and zero broker non-votes.

     3. To approve the formation of a record label company as a co-venture between the Company and Frederick W. Field, and related agreements with Mr. Field. The votes cast for and against this action were 25,408,101 and 85,046, respectively, with 24,256 votes abstaining and 4,672,599 broker non-votes.

     4. To approve an amendment to the Company's Certificate of Incorporation to effect a one-for-ten reverse stock split. The votes cast for and against this action were 30,111,118 and 64,780, respectively, with 14,104 votes abstaining and zero broker non-votes.

        Based on these voting results, all of the above matters were approved.

ITEM 5. OTHER INFORMATION

     On May 31, 2001, the Company's Board of Directors ("Board") approved the formation of a new record label company, ARTISTdirect Records, LLC, as a co-venture between the Company and Frederick W. Field, and related agreements with Mr. Field to retain Mr. Field as Chairman of the Board and Chief Executive Officer of the Company and Chief Executive Officer of ARTISTdirect Records, LLC. In addition, the Board nominated Mr. Field to be elected as a director of the Company.

     On May 31, 2001, ARTISTdirect Recordings, Inc., a wholly-owned subsidiary of the Company, and Radar Records Holdings, LLC, an entity wholly owned directly or indirectly by Mr. Field, entered into definitive agreements regarding the joint formation and operation of ARTISTdirect Records, LLC and the terms of Mr. Field's employment. Under the terms of these agreements, ARTISTdirect Recordings, Inc. and Radar Records Holdings, LLC will each own a 50% equity interest in the co-venture. ARTISTdirect Recordings, Inc. will provide funding to the co-venture in the form of a $50 million revolving credit facility pursuant to a loan and security agreement, and Mr. Field will be responsible for running the day-to-day operations of the co-venture. As an inducement to Mr. Field to enter into the co-venture with the Company, the Company entered into a five-year employment agreement with Mr. Field to serve as Chief Executive Officer of the Company, and entered into three non-plan, non-qualified stock option agreements with Mr. Field, as discussed more fully above in Item 2. Mr. Field also will serve as the Chief Executive Officer of ARTISTdirect Records, LLC pursuant to a separate five-year employment agreement. The terms of the material agreements relating to these transactions are set forth in Appendices B and C and Exhibits 1 through 4 attached to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 11, 2001, and incorporated herein by this reference.

     At the Company's Annual Meeting of Stockholders on June 29, 2001, the Company's stockholders approved the formation of ARTISTdirect Records, LLC as a co-venture between the Company and Mr. Field, and the related agreements with Mr. Field, and elected Mr. Field as a director of the Company.

     Upon Mr. Field being retained as Chairman of the Board and Chief Executive Officer of the Company, Marc Geiger resigned his position as Chairman of the Board and Chief Executive Officer of the Company and was appointed to the position of Vice Chairman of the Board and President, Artist Services.

     On June 29, 2001, the Company's stockholders also approved a one-for-ten reverse split of the Company's common stock. The reverse split became effective at the close of business on July 5, 2001, and the Company's common stock opened trading on a post-split basis on The Nasdaq National Market on July 6, 2001. After the reverse split, the total number of shares of the Company's common stock outstanding is 3,582,275 (subject to reduction for fractional shares eliminated in connection with the reverse split). The Company is paying cash in lieu of fractional shares created by the reverse split.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                   Exhibit Description
-----------                   -------------------

   3.1(1)    Amended and Restated Certificate of Incorporation of the
             Registrant.

   3.2(1)    Amended and Restated Bylaws of the Registrant.

   3.3 Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.

   4.3(2) Registration Rights Letter Agreement dated May 31, 2001 between the Registrant and Frederick W. Field.

  10.48(3) Operating Agreement of ARTISTdirect Records, LLC dated May 31, 2001 by and among ARTISTdirect Records, LLC, ARTISTdirect Recordings, Inc. and Radar Records Holdings, LLC.

  10.49(4) Loan and Security Agreement dated May 31, 2001 by and between ARTISTdirect Records, LLC and ARTISTdirect Recordings, Inc.

  10.50(5) Employment Agreement dated May 31, 2001 by and between the Registrant and Frederick W. Field.

  10.51(6) Employment Agreement dated May 31, 2001 by and between ARTISTdirect Records, LLC and Frederick W. Field.

  10.52(7) Letter Agreement dated May 31, 2001 by and among the Registrant, ARTISTdirect Records, LLC, ARTISTdirect Recordings, Inc., Frederick
             W. Field and Radar Records Holdings, LLC.

--------------

(1) Incorporated by reference to the same exhibit in the Registrant's Registration Statement on Form S-1 (Registration Number 333-87547) initially filed on September 22, 1999, as amended by Amendment Nos. 1-7 thereto.

(2) Incorporated by reference to Exhibit 3 filed in connection with the Registrant's Definitive Proxy Statement on June 11, 2001.

(3) Incorporated by reference to Appendix B filed in connection with the Registrant's Definitive Proxy Statement on June 11, 2001.

(4) Incorporated by reference to Appendix C filed in connection with the Registrant's Definitive Proxy Statement on June 11, 2001.

(5) Incorporated by reference to Exhibit 1 filed in connection with the Registrant's Definitive Proxy Statement on June 11, 2001.

(6) Incorporated by reference to Exhibit 2 filed in connection with the Registrant's Definitive Proxy Statement on June 11, 2001.

(7) Incorporated by reference to Exhibit 4 filed in connection with the Registrant's Definitive Proxy Statement on June 11, 2001.


(b) None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ARTISTDIRECT, INC.
                                               (Registrant)


                                               By: /s/ James B. Carroll
                                                   -----------------------------
                                                       James B.  Carroll
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                       and Secretary


Dated: August 14, 2001

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------

           3.3 Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.