Form 10-Q
period 2001-09-30
ARTISTDIRECT INC
filed 2001-11-14
CIK 1095079

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to

Commission file number 000-30063

ARTISTDIRECT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4644384
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5670 Wilshire Boulevard, Suite 200 Los Angeles, California	90036
(Address of Principal Executive Offices)	(Zip Code)

(323) 634-4000
(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

As of September 30, 2001, approximately 3,554,708 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

     In this Report, “ARTISTdirect,” the “Company,” “we,” “us” and “our” collectively refers to ARTISTdirect, Inc.

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARTISTDIRECT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,658	$51,457
Cash held for clients	260	743
Marketable securities	19,942	36,368
Accounts receivable, net	388	948
Prepaid expenses and other current assets	4,142	3,218

Total current assets	65,390	92,734
Property and equipment, net	7,011	9,057
Goodwill and intangibles, net	936	15,018
Other assets, net	411	1,696

	$73,748	$118,505

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Cash held for clients	$260	$743
Accounts payable	642	2,257
Accrued expenses	3,600	5,186
Loans and notes payable	198	178
Deferred revenue	—	34

Total current liabilities	4,700	8,398
Long-term liabilities	1,009	1,530

Total liabilities	5,709	9,928

Redeemable securities:
Redeemable common securities, $.01 par value. Authorized 10,800,000 shares. Liquidation preference and redemption value of $11,189 and $10,778 in 2001 and 2000, respectively	11,189	10,778

Total redeemable securities	11,189	10,778

Stockholders’ equity:
Common stock, $.01 par value. Authorized 15,000,000 shares in 2001 and 2000; issued 3,782,274 and 3,779,608 in 2001 and 2000, respectively; outstanding 3,554,708 and 3,779,608 shares in 2001 and 2000, respectively.	379	379
Treasury stock, 227,566 shares in 2001.	(2,663)	—
Additional paid-in-capital	198,861	200,690
Unearned compensation	(9,428)	(20,364)
Accumulated deficit	(130,299)	(82,906)

Total stockholders’ equity	56,850	97,799

	$73,748	$118,505

The accompanying notes are an integral part of these financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net revenue:
E-Commerce	$1,569	$3,265	$5,651	$7,874
Media	420	1,246	2,205	5,016
Agency	359	1,051	738	2,523
Record label	—	—	—	244

Total net revenue	2,348	5,562	8,594	15,657
Cost of revenue:
Direct cost of product sales	1,279	2,813	4,698	7,051
Other cost of revenue	1,423	2,405	4,713	6,167
Stock-based compensation	1,549	1,678	4,648	6,150

Total cost of revenue	4,251	6,896	14,059	19,368
Gross loss	(1,903)	(1,334)	(5,465)	(3,711)
Operating expenses:
Web site development	456	1,271	3,269	2,757
Sales and marketing	1,145	7,749	5,053	19,542
General and administrative	3,040	4,774	10,877	12,832
Amortization of stock-based compensation	1,569	1,725	4,859	3,116
Depreciation and amortization	1,789	1,684	5,429	4,315
Loss from impairment of goodwill	6,986	—	11,444	—

Loss from operations	(16,888)	(18,537)	(46,396)	(46,273)
Income/(loss) from record label venture and other equity investments	(3,331)	—	(4,054)	15
Interest income, net	858	1,462	3,057	3,993

Net loss	$(19,361)	$(17,075)	$(47,393)	$(42,265)
Interest on rescission offer	196	(154)	533	339
Dividend on redeemable stock	—	—	—	963
Beneficial conversion feature on redeemable preferred stock	—	—	—	24,375

Net loss attributable to common shareholders	$(19,557)	$(16,921)	$(47,926)	$(67,942)

Basic and diluted loss per share	$(5.48)	$(4.53)	$(13.11)	$(22.90)

Weighted average common shares outstanding	3,568,577	3,735,555	3,656,333	2,966,541

The accompanying notes are an integral part of these financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)

	Nine Months Ended
	September 30,

	2001	2000

	(Unaudited)
Cash flows from operating activities:
Net loss	$(47,393)	$(42,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,429	4,315
(Income)/loss from equity investment	4,054	(15)
Loss on sale of equipment	34	—
Loss from impairment of goodwill	11,444	—
Allowance for doubtful accounts and sales returns	(322)	478
Amortization of unearned compensation	9,507	9,266
Changes in assets and liabilities:
Accounts receivable	882	(1,932)
Prepaid expenses and other current assets	(923)	958
Other assets	241	1,997
Accounts payable, accrued expenses and other liabilities	(2,338)	436
Deferred revenue	(34)	(35)

Net cash used in operating activities	(19,419)	(26,797)

Cash flows from investing activities:
Purchases of property and equipment	(839)	(6,378)
Proceeds from the sales of property and equipment	60	—
Proceeds from maturities of marketable securities, net of purchases	16,426	—
Distribution of earnings from equity investment	2	—
Purchase of short term investments	—	(43,765)
Investment in joint ventures	(4,377)	(250)
Investments in trademarks	—	(120)
Cash paid for acquisition	—	(2,015)

Net cash provided by (used in) investing activities	11,272	(52,528)

Cash flows from financing activities:
Repurchase of common stock	(2,663)	—
Proceeds from employee stock purchase plan	11	—
Payment of notes to shareholders	—	(741)
Payment of Series C redeemable preferred stock offering costs	—	(4,800)
Proceeds from exercise of stock options	—	1,553
Proceeds from issuance of preferred securities	—	15,224
Proceeds from initial public offering, net of offering costs paid	—	52,435

Net cash (used in) provided by financing activities	(2,652)	63,671

Net decrease in cash and cash equivalents	(10,799)	(15,654)
Cash and cash equivalents at beginning of period	51,457	69,119

Cash and cash equivalents at end of period	$40,658	$53,465

The accompanying notes are an integral part of these financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — THE COMPANY

     ARTISTdirect, Inc. (the “Company”) was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC (the “Capital Reorganization”). The Capital Reorganization was only a change in the form of ownership of the Company. ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996.

NOTE 2 — REVERSE STOCK SPLIT

     On July 5, 2001, the Company declared a 1 for 10 reverse stock split (the “Reverse Stock Split”). The outstanding common stock, redeemable common securities, options and warrants have been retroactively adjusted to reflect the Reverse Stock Split.

NOTE 3 — ACCOUNTING POLICIES

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

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2001 and results of its operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the expected results for the full year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s documents filed with the Securities and Exchange Commission including its Form 10-K and Registration Statements on Form S-1, and all amendments thereto.

Loss Per Common Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options, and the like) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The number of potentially dilutive common share equivalents outstanding and excluded from diluted EPS because their effect is anti-dilutive as of September 30, 2001 and 2000 was 1,325,377 and 1,033,625, respectively.

     Included in net loss attributable to common stockholders for the nine months ended September 30, 2000 is the effect of the beneficial conversion feature of the Series C redeemable preferred stock, which converted into common shares as of March 31, 2000 in connection with the Company’s initial public offering. The value of the beneficial conversion feature was calculated based on the $24.00 per share difference between the initial public offering price of $120.00 and the effective conversion price of $96.00 multiplied by the 1,015,625 shares of common stock issued to the Series C shareholders.

Impairment of Long-Lived Assets and Goodwill

     The Company has reviewed the carrying value of its long-lived assets and goodwill for possible impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” During the three months ended March 31, 2001, the Company determined that the remaining goodwill associated with the acquisition of Mjuice was impaired due to the Company’s decision to wind down the related operation. As a result, the Company recorded a loss from impairment of the goodwill from the Mjuice transaction of $4.5 million. During the three months ended September 30, 2001, the Company determined that there was insufficient basis to support the entire carrying amount of goodwill associated with the 1999 acquisitions of iMusic and UBL based upon the projected undiscounted future cash flows related to the underlying assets of these goodwill amounts. Online advertising and promotions have been the primary source of revenue derived from these assets, and that revenue has declined for the three and nine months ended September 30, 2001, significantly affecting the value of these assets, and the Company cannot reasonably estimate if or when these revenue sources will recover. As a result, during the three months ended September 30, 2001, the Company recorded a loss from impairment of the goodwill from these transactions of $7.0 million based on current estimates of discounted cash flows. For the nine months ended September 30, 2001, the Company recorded an aggregate $11.4 million loss from impairment to goodwill.

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

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations”, and Statement No. 142, “Goodwill and Other Intangible Assets”. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

     And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $788,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3.5 million, $768,000 and $2.3 million for the year ended December 31, 2000 and the three and nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this Report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, however, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board No. 30 (Opinion 30), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. Statement No. 144 is effective January 1, 2002. The Company has not yet evaluated the impact that the adoption of Statement No. 144 will have on its financial statements.

NOTE 4 — RECORD LABEL JOINT VENTURE

     In May 2001, the Company entered into an agreement with veteran entertainment executive Frederick Field to become chairman and chief executive officer of ARTISTdirect and form a new record label in partnership with ARTISTdirect. On June 29, 2001, ARTISTdirect stockholders approved the employment of Mr. Field and the formation of the record label. The record label is a 50/50 co-venture between ARTISTdirect and Mr. Field, with the Company providing a significant financial commitment. As of September 30, 2001, the Company had funded $4.0 million to the record label. Due to the Company’s commitment to fund the operations of the joint venture, the Company records 100% of the losses of the joint venture on the equity basis of accounting. For the three and nine months ended September 30, 2001, the Company recorded losses of $3.2 million and $3.8 million from the joint venture.

NOTE 5 — RESCISSION OFFER

     Included in Redeemable Securities are amounts related to options and securities subject to a potential rescission offer. As disclosed in the Company’s S-1 Registration Statement filed on October 18, 2001, the Company issued shares or options to purchase shares to employees, artists and advisors. The issuance of these shares or options did not fully comply with certain requirements under the Securities Act of 1933, as amended, or available exemptions thereunder, and as a result the Company intends to make a rescission offer to all these persons pursuant to an effective registration statement filed under the Securities Act and pursuant to applicable state securities law.

     In the rescission offer, we will be offering to repurchase from these persons all shares purchased by these persons pursuant to option exercises by these persons before the expiration of the rescission offer (regardless of whether these persons have subsequently sold their shares) for an amount equal to the purchase or exercise price paid for these purchased shares, plus interest from the date of purchase until the rescission offer expires, at the current statutory rate per year mandated by the state in which the shares were purchased, or at 7% per year if a “private placement” exemption was available in a particular state or if the shares were otherwise issued in compliance with state law (less any amounts received if these persons have already sold their shares). The rescission offer will expire approximately 30 days after the effective date of the registration statement filed with the prospectus used for the rescission offer. Based upon the number of options exercised through September 30, 2001, and assuming that all such issued shares are tendered in the rescission offer, the out-of-pocket cost to us would be approximately $2.2 million, plus interest of $280,000.

     In addition, we will also be offering to repurchase all unexercised options granted to these persons (regardless of whether the options have expired) at 20% of the option exercise price times the number of option shares, plus interest from the date the options were granted until the rescission offer expires, at the current statutory rate per year mandated by the state in which the options were granted, or at 7% per year if a “private placement” exemption was available in a particular state or if the options were otherwise granted in compliance with state law. In addition, although we believe that the shares purchased and options granted in Florida, Illinois, Nevada, New Jersey, Tennessee and Texas complied with applicable “private placement” exemptions in those states, and that the shares purchased and options granted in New York and any foreign countries are subject to rescission rights only under federal law, we will nonetheless offer to repurchase those shares issued pursuant to option exercises made before the expiration of this rescission offer (even if those shares were subsequently sold), at the purchase or exercise price paid for those shares (less any amounts received if the shares have already been sold), and to repurchase all unexercised options granted (even if the options have expired) at 20% of the option exercise price multiplied by the number of shares subject to such options, all together with interest at an annual rate of 7% on amounts paid for shares purchased and options granted in those states and foreign countries. Based on the number of options outstanding as of September 30, 2001, and assuming that none of these options are exercised prior to the end of the rescission offer, and, further, that all such options are tendered in the rescission offer, the cost to us in repurchasing such options would be approximately $7.7 million, plus interest of $1.0 million.

NOTE 6 — STOCK-BASED COMPENSATION

Stock Options

     The Employee Stock Option Plan has reserved 725,593 shares of common stock for issuance to employees, non-employee members of the Board of Directors and consultants. Compensation expense related to such option grants for the three and nine months ended September 30, 2001 was $627,000 and $2.4 million, respectively. Compensation expense related to such option grants for the three and nine months ended September 30, 2000 was $1.0 million and $3.5 million, respectively.

     In September 2001, the Company granted options to purchase 35,687 shares of its common stock at an exercise price of $7.50 per share to outside legal counsel. The fair value of the stock options granted to the outside legal counsel was $205,000, and was recorded as expense for the three months ended September 30, 2001, as the grants related to past services.

     The Artist Stock Option Plan and the Artist and Artist Advisor Stock Option Plan have reserved 475,593 and 222,500 shares, respectively, of common stock for issuance to artists and their advisors for the ARTIST channels and promotional services. Compensation expense related to such option grants was $2.2 million and $6.6 million for the three and nine months ended September 30, 2001, respectively, of which $1.5 million and $4.5 million, respectively, was included in cost of revenue and $700,000 and $2.2 million, respectively, was included in operating expenses. Compensation expense for the three and nine months ended September 30, 2000 related to such option grants was $2.3 million and $8.1 million, respectively, of which $1.6 million and $6.0 million, respectively, was included in cost of revenue and $700,000 and $2.1 million, respectively, was included in operating expenses.

Variable Equity Interests

     During 1998, the Company issued common units, which were converted to common shares upon the conversion of the Company to a C corporation in October 1999, to certain officers and its outside legal counsel in connection with services rendered and to be rendered. The holders of these shares were entitled to receive the amount of appreciation per share through September 30, 2000 above the value on the date of grant. The fair value of the Company’s common stock decreased from $114.80 as of December 31, 1999 to $76.30 as of March 31, 2000, which resulted in a decrease in the appreciation per share, and a credit to stock based compensation expense of $6.6 million for the three months ended March 31, 2000.

Warrants

     In May and September 1999, the Company issued warrants to purchase common stock to two vendors. The fair value of the warrants is being amortized as cost of revenues over the term of the related merchandising agreements. The Company recorded compensation expense reflected in cost of revenue of $65,000 and $196,000 for both the three and nine months ended September 30, 2001 and 2000, respectively.

     In December 1999, the Company issued warrants to purchase 33,925 shares of common stock in connection with an advertising and promotion agreement. The warrants were fully expensed as of June 30, 2001. The Company recorded compensation expense of $20,000 for the nine months ended September 30, 2001. Due to the decrease in fair value of the Company’s common stock to

$11.875 as of September 30, 2000, the Company recorded a credit to stock based compensation of $56,000 for the three months ended September 30, 2000. The Company recorded compensation expense of $42,000 for the nine months ended September 30, 2000.

     The Company entered into an agreement with a landlord for office space for a term of ten years. In connection with the agreement, the Company issued warrants to purchase 6,250 shares of common stock. The expense related to the warrants is being amortized over the term of the lease. The Company recorded expense of $14,000 for the three months ended September 30, 2001 and 2000. The Company recorded expense of $43,000 and $33,000 for the nine months ended September 30, 2001 and 2000, respectively.

Equity Transfer

     In March 2000, the founders of the Company entered into a series of transactions whereby two employees and an outside legal counsel would receive the appreciation on the Company’s common stock above $139.30 per share through the third day of trading after the initial public offering. Additionally, the two employees and outside legal counsel received stock options on the third day of trading after the initial public offering with an exercise price equal to $139.30 per share. There was no expense charge for the appreciation rights and stock options granted to the two employees. The fair value of the appreciation rights and stock options granted to the outside legal counsel was $2,028,000, and was recorded as expense in March 2000, as the grants related to past services.

NOTE 7 — SEGMENT INFORMATION

     The Company provides integrated music entertainment products and services through five reportable segments. The five reportable segments, based upon management’s new focus in January 2001, are ARTISTdirect Media Group (“Media”), E-Commerce Operations Group (“E-Commerce”), Digital Music Distribution Group (“Digital Music”), Talent Agency and Live Event Group (“Agency”) and Record Label (“Record Label”). E-Commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated primarily from the sale of advertising and sponsorships, both online and offline. Talent agency revenue is generated from commissions based on the income received by agency clients for live performances. The Digital Music and the Record Label segments currently are not generating revenue. Prior to January 1, 2001, the Company had three reportable segments: music-related Web site operations (“ARTISTdirect Network”), musical artist booking operations (“ Agency”) and record label operations (“Record Label”). ARTISTdirect Network generated revenue primarily from the sale of recorded music and music-related merchandise and from the sale of advertising on our Web sites. The Agency generated revenue from commissions based on the income received by agency clients for live performances. The Record Label generated revenue from advances under an agreement with RCA, which was terminated in September 2000, and from royalties on sales of recorded music. The factors for determining reportable segments were based on the distinctive services and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the new classifications of segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA earnings/loss (earnings or loss before interest, taxes, depreciation and amortization, stock-based compensation, loss from impairment of goodwill, amortization of vendor prepaid, interest income and income (loss) from equity investments). The following table summarizes the revenue and EBITDA loss by segment for the three and nine months ended September 30, 2001 and 2000.

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands)
Net Revenue:
E-Commerce	$1,569	$3,265	$5,651	$7,874
Media	420	1,246	2,205	5,016
Talent Agency	359	1,051	738	2,523
Digital Music	—	—	—	—
Record Label	—	—	—	244

	2,348	5,562	8,594	15,657
EBITDA Income/(Loss)
E-Commerce	(382)	(1,139)	(2,629)	(3,281)
Media	(2,346)	(5,694)	(4,698)	(9,938)
Talent Agency	147	745	143	1,975
Digital Music	(320)	—	(683)	—
Record Label	—	—	—	(203)

	(2,901)	(6,088)	(7,867)	(11,447)
Corporate	(2,094)	(7,279)	(12,010)	(20,995)

	(4,995)	$(13,367)	$(19,877)	$(32,442)

Reconciliation of EBITDA Loss to Net Loss:
EBITDA Loss Per Segments	(4,995)	(13,367)	(19,877)	(32,442)
Amortization of vendor prepaid	—	(83)	(139)	(250)
Amortization of stock-based compensation	(3,118)	(3,403)	(9,507)	(9,266)
Depreciation and amortization	(1,789)	(1,684)	(5,429)	(4,315)
Loss from impairment of goodwill	(6,986)	—	(11,444)	—
Interest income, net	858	1,462	3,057	3,993
Income/(loss) from equity investment	(3,331)	—	(4,054)	15

Net Loss	$(19,361)	$(17,075)	$(47,393)	$(42,265)

The following table summarizes assets as of September 30, 2001 and December 31, 2000.

	September 30,	December 31,
	2001	2000

	(in thousands)
Assets:
Corporate	$68,908	$97,857
E-Commerce	1,008	1,885
Media	3,450	17,995
Talent Agency	382	768
Digital Music	—	—
Record Label	—	—

	$73,748	$118,505

Assets by segment are those assets used in the Company operations in each segment. Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

NOTE 8 — OPEN MARKET SHARE REPURCHASE

     In May 2001, the Company authorized the purchase of up to $2 million worth of the Company’s common stock. The stock repurchase program is being implemented through purchases in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. The Company is holding the common stock repurchased as treasury stock. As of September 30, 2001, the Company repurchased 27,528 shares of common stock for an aggregate purchase price of $163,066.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning ARTISTdirect’s ability to reduce costs and increase revenue, the ability of ARTISTdirect and Frederick Field to successfully implement and operate ARTISTdirect Records, our new record label co-venture, general uncertainties related to amounts spent on online advertising and e-commerce, ARTISTdirect’s ability to attract new artists and retain existing artists, competition in its industry, ability to enter into new strategic relationships and leverage existing strategic relationships, ability to increase revenue from online product sales, advertising and other revenue streams, and to generate revenue from digital distribution, ability to increase visits to ARTISTdirect’s network of sites, ability to offer compelling content, and ability to protect and/or obtain intellectual property rights. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Factors That May Affect Future Results” set forth in this Form 10-Q and similar discussions in our other filings with the Securities and Exchange Commission, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that discuss our business in greater detail.

Overview

     We are a music entertainment company that combines an online music network with offline assets, including a record label and talent agency, to provide an integrated music solution for music fans, artists and marketing partners. The ARTISTdirect Network is a network of Web sites offering multi-media content, music news and information, community around shared music interests, music- related commerce and digital music. Prior to June 30, 2000, we also managed a traditional record label, Kneeling Elephant Records, which we no longer operate. On June 29, 2001, our stockholders approved the formation of a new record label, ARTISTdirect Records, LLC, as a co-venture between the Company and Frederick Field, our Chairman of the Board and Chief Executive Officer. In May 2001, we entered into an agreement with veteran entertainment executive Frederick Field to become our Chairman and Chief Executive Officer and form a new record label in partnership with us. On June 29, 2001, our stockholders approved the employment of Mr. Field and the formation of the record label. The record label is a 50/50 co-venture between us and Mr. Field, where we will provide a significant financial commitment. Due to our commitment to fully fund the operations of the joint venture, we will record 100% of the losses of the co-venture. In addition to the formation of the record label and our financial commitment, we entered into a five-year employment agreement with Mr. Field and he joined our Board of Directors. Mr. Field also serves as the Chief Executive Officer of the record label.

     In January 2001, ARTISTdirect reorganized the company into five distinct business groups: ARTISTdirect Media Group, or “Media”, E-Commerce Operations Group, or “E-Commerce”, Digital Music Distribution Group, or “Digital Music”, Talent Agency and Live Event Group, or “Agency” and Record Label, or “Record Label”. As part of the reorganization and cost-cutting measures implemented in 2001, we also significantly reduced our number of employees. In particular, during the three months ended December 31, 2000 and nine months ended September 30, 2001, we laid off 58 and 116 employees, respectively. We expect this to help us reduce our net loss and conserve our cash resources given prevailing market conditions.

     On November 30, 2000, Nasdaq notified us that, because the closing bid price of our common stock had been below $1.00 for over 30 consecutive trading days, we would be subject to delisting. At our request, the Nasdaq Listing Qualifications Panel conducted a hearing on April 12, 2001 to give us an opportunity to appeal Nasdaq’s decision to delist our common stock. On May 23, 2001, the Nasdaq Listing Qualifications Panel decided to allow the continued listing of our common stock on The Nasdaq National Market provided that (i) the closing bid price of our common stock on Nasdaq reached a minimum of $1.00 per share on or before July 9, 2001 and remained at or above that level for a minimum of 10 consecutive trading days (or longer, if required by the Nasdaq Listing Qualifications Panel), and (ii) we demonstrated compliance with all requirements for continued listing on The Nasdaq National Market. On July 25, 2001, we received notification from Nasdaq that we were in compliance with the provisions of the exchange and would, therefore, remain listed on The Nasdaq National Market.

     We have incurred cumulative net losses of $171.3 million from inception to September 30, 2001, of which approximately $58.0 million represented stock-based compensation expense. While we have significantly reduced our operating expenses, especially those related to our online operations, technology infrastructure and marketing, we expect our net losses to continue and continue to be significant for the foreseeable future. We plan to spend up to $50 million over five years developing the new record label with Frederick Field. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. See “Risk Factors” for a more complete description of the many risks we face. Our business is evolving rapidly, and therefore we believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.

Revenue

     We currently generate revenue from three sources: E-Commerce, Media and Agency. Currently, we offer Digital Music free of charge; accordingly, there is no revenue from that source. Prior to September 30, 2000, we generated revenue from our former Record Label. Our new record label co-venture has not yet generated revenue. Substantially all of our revenue is generated in cash. For the three and nine months ended September 30, 2001 there was no barter revenue and approximately 1% of our revenue for the year ended December 31, 2000 was barter revenue.

     E-Commerce Revenue. E-Commerce revenue includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through the ARTISTdirect shopping mall of our network. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our e-commerce sales in the fourth quarter have, on average, been higher than in other quarters. We believe that this trend may continue for the foreseeable future. For the three and nine months ended September 30, 2001 and the year ended December 31, 2000, e-commerce revenue was $1.6 million, $5.7 million and $12.2 million, respectively, which constituted approximately 67%, 66% and 56%, respectively, of our total net revenue for those periods.

     Media Revenue. Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to six months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is probable. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. For the three and nine months ended September 30, 2001 and the year ended December 31, 2000, media revenue was $420,000, $2.2 million and $6.3 million, respectively, which constituted approximately 18%, 26% and 29%, respectively, of our total net revenue for those periods. Since most of our sponsorship and advertising contracts are short-term in nature, our advertising revenue is susceptible to significant fluctuation. In particular, our net revenue from advertising revenue has significantly decreased since the third quarter of 2000. This decrease is primarily due to advertisers spending less money on banner advertising. In addition, we have been focusing our sales efforts on integrated marketing solution packages that offer advertisers a combination of off-line concert and tour sponsorships that are supported by online banner advertising and custom content areas. These deals can take anywhere from six to twelve months to put together due to their complex nature. Accordingly, we do not expect our advertising revenue to increase significantly in the near future.

     During the three months ended September 30, 2001, AT&T Wireless and Kraft — Capri Sun accounted for 39% and 15%, respectively, of our total media revenue. During the nine months ended September 30, 2001, Universal Music Group accounted for 23% and Pringles, a division of Procter & Gamble, accounted for 14% of our total media revenue. No other advertisers accounted for more than 10% of our media revenue for those periods.

     Agency Revenue. Revenue from the ARTISTdirect Agency consists primarily of commissions generated on tour and event bookings of artists represented by the agency. Agency revenue is recognized at the time the artist gets paid. Agency revenue fluctuates depending on touring schedules of major artists represented by the agency. Touring schedules are subject to seasonality, with summer typically being a more active period. For the three and nine months ended September 30, 2001 and the year ended December 31, 2000, agency revenue was $359,000, $738,000 and $2.9 million, respectively, which constituted approximately 15%, 9% and 14%, respectively, of our total net revenue for those periods.

     Record Label. Prior to June 30, 2000, revenue from Kneeling Elephant Records was generated from overhead advances and from royalties earned on albums sold by artists signed to the label. We recognized royalties at the time the releases were shipped to the retailer. Reserves were established for possible returns.

     ARTISTdirect Records. We expect that ARTISTdirect Records will generate revenue primarily from the sale of compact discs by artists signed to the record label. Since ARTISTdirect Records is a co-venture between our wholly-owned subsidiary, ARTISTdirect Recordings, Inc., and Radar Records Holdings, LLC, any income or loss generated by ARTISTdirect Records would be accounted for under the equity method of accounting as income or loss from equity investments in the statement of operations.

Cost of Revenue

     Cost of revenue consists primarily of amounts payable to artists, which includes the cost of merchandise sold and share of net proceeds, online transaction costs, including credit card fees, fulfillment charges and shipping costs, Web site hosting and maintenance costs, online content and programming costs, online advertising serving costs, payroll and related expenses for staff involved in Web site maintenance, content programming and the ARTISTdirect Agency, and amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to exclusively operate their online commerce activities. Artist royalties are based primarily on electronic commerce revenue generated from the sale of their licensed merchandise. Web site maintenance costs include personnel-related costs, software-consulting costs, Internet hosting charges, and networking costs.

     In connection with the amortization of vendor warrants and artist stock options granted through September 30, 2001, we recorded non-cash compensation expense of approximately $1.5 million and $4.6 million, respectively, for the three and nine months ended September 30, 2001 and approximately $7.5 million for the year ended December 31, 2000. We may grant additional equity instruments in the future related to signing additional artists. These equity grants may cause us to record substantial non-cash compensation expense in the foreseeable future. Since the quarter ended December 31, 1999, our cost of revenue has exceeded our net revenue primarily as a result of expansion and changes in our operations along with the increase in amortization of vendor warrants and artist stock options. We expect this trend to continue, for at least the near future as we continue to refocus our business and operations.

Operating Expense

     Web Site Development. Web site development expense consists primarily of expenses incurred to update the content and design of our Web sites and underlying technology infrastructure. These expenses primarily include payments to third-party service vendors and personnel costs. The implementation of Emerging Issues Task Force No. 00-02, “Accounting for Website Development Costs,” effective July 1, 2000, did not have a material impact on our consolidated financial statements.

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

     Amortization of Stock-based Compensation. We recorded a total of $44.1 million of stock-based compensation expense for the period from inception through September 30, 2001 in connection with equity granted to employees, directors, professional firms, artists and artist advisors during this period. We recorded amortization of stock-based compensation expense of approximately $1.6 million and $4.9 million, respectively, during the three and nine months ended September 30, 2001 and approximately $5.1 million during the year ended December 31, 2000. We anticipate granting additional equity securities in the future to employees, directors, artists and artist advisors.

     We are currently anticipating making a rescission offer with respect to options and shares of our common stock issued prior to our initial public offering in March 2000. We intend to keep the rescission offer open for a period of 30 days. To the extent that the holders of options and shares subject to rescission accept the offer, we shall record stock based compensation expense which could be significant. The amount of the expense, assuming the closing date of the rescission offer was September 30, 2001, would be as follows:

     The compensation expense recorded for the repurchase of unexercised stock options (vested and unvested) from employees would be the sum of the intrinsic value at the original measurement date (less any expense related to the intrinsic value recorded up to the acceptance of the rescission offer) and the amount of cash paid to the holder that exceeds the lesser of the intrinsic value at the original measurement date or immediately prior to settlement (the settlement date being the closing date of the 30-day period for the rescission offer). This amount would be $6.0 million, which we would record as stock based compensation expense immediately upon the closing date of the rescission offer.

     The compensation that shall be recorded for the repurchase of unexercised non-employee options (vested and unvested) will be calculated as the difference between the amount of cash paid for the repurchase of the options and the fair value of the options on the closing date of the rescission offer. This compensation amount, which would be $3.0 million, shall be amortized over the remaining period over which services will be provided. The compensation amount would be recognized as follows: $830,000 in the final three months of 2001, $1.9 million in 2002 and $252,000 in 2003. The fair value of the options shall be determined using the Black-Scholes option-pricing model over the remaining life of the options. Any unamortized expense at the time of repurchase related to the initial grant of the options to the non-employees shall continue to be amortized over the remaining service period related to the original option grants. The key assumptions used in the Black-Scholes model for the purpose of the calculation were: a risk free rate of 6%; a volatility factor of 180% in September 2001; no expected dividends; and an expected life which is equal to the remaining contractual life of the options as of September 30, 2001.

     The compensation charge for the repurchase of shares issued pursuant to the exercise of options (by employees and non-employees) is calculated as the difference between the amount of cash paid for the repurchase of the shares (which includes the exercise proceeds and accrued interest) and the fair value of the shares on the date the repurchase is accepted (in this case we are assuming the stock price as of September 30, 2001). The compensation charge related to the employee option exercises would be $230,000 and would be recorded as stock based compensation immediately, and the compensation charge related to the non-employee option exercises of $1.9 million would be recorded over the remaining service period related to the original option grants. The non-employee compensation amount would be recorded as expense as follows: $500,000 in the final three months of 2001 and $1.4 million in 2002. In the event holders of shares and options subject to the rescission offer do not accept the rescission offer, we will not record any compensation expense related to those shares and options for which the rescission offer was not accepted. The staff of the Securities and Exchange Commission has taken the position that a person’s federal right of rescission may survive the rescission offer. However, federal courts in the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. We believe that subsequent to the rescission offer, any rights to rescind will be contingent upon legal rulings, the outcome of which are not currently determinable. Accordingly, we will account for shares and options which were not rescinded within the 30 day period as if there is no right of rescission. In the event any rescissions occur subsequent to the 30 day period, we will account for those rescissions, if any, in the manner described above at the time those rescissions are completed.

     Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of fixed assets and the amortization of acquired intangible assets. The acquisitions of iMusic, Mjuice and the minority interest of the UBL were accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair value on the acquisition dates. Substantially all of the purchase price of these transactions is attributable to the acquired intangible assets. As a result, the aggregate excess purchase price over the net tangible assets allocated to goodwill was $20.6 million and is being amortized over five years, the expected estimated average useful life of these assets. We have recorded write-downs of $11.4 million of goodwill during the nine months ended September 30, 2001. The remaining net goodwill balance at September 30, 2001 is approximately $900,000. These non-cash charges will affect our reported operating results over the remainder of 2001, and in the future periods for the portion of goodwill allocated to identifiable intangible assets, if any, which will continue to be amortized after December 31, 2001.

Interest Income and Expense

     Interest income consists of earnings on our cash and cash equivalents, and interest expense consists of interest associated with short-term borrowings.

Results of Operations

Three and Nine Months Ended September 30, 2001 and 2000

Net Revenue

     Net revenue decreased to $2.3 million for the three months ended September 30, 2001 from $5.6 million for the three months ended September 30, 2000, which represented a decrease of 58%. Net revenue decreased to $8.6 million for the nine months ended September 30, 2001 from $15.7 million for the nine months ended September 30, 2000, which represented a decrease of 45%. The decrease was due to decreases in e-commerce, media and agency revenue. E-commerce revenue decreased 52% to $1.6 million for the three months ended September 30, 2001 from $3.3 million for the three months ended September 30, 2000, primarily as a result of a decrease in sales of merchandise from our top selling artists. In general, there was less interest in these artists in 2001, since they released fewer albums and toured less compared to 2000. Media revenue decreased $826,000, or 66%, to $420,000 for the three months ended September 30, 2001 from $1.2 million for the three months ended September 30, 2000, primarily as a result of a decrease in sales of impression based advertising due to the softer overall economic condition of advertising. Commission revenue from the agency decreased 66% from $1.1 million for the three months ended September 30, 2000 to $359,000 for the three months ended September 30, 2001, due primarily to decreased touring activity of the agency’s artists. E-commerce revenue decreased 28% to $5.7 million for the nine months ended September 30, 2001 from $7.9 million for the nine months ended September 30, 2000, primarily as a result of a decrease in sales from our top selling artists. For the nine months ended September 30, 2001, media revenue decreased $2.8 million, or 56% to $2.2 million from $5.0 million for the nine months ended September 30, 2000, primarily as a result of an overall soft advertising market. Commission revenue from the agency decreased 71% from $2.5 million for the nine months ended September 30, 2000 to $738,000 for the nine months ended September 30, 2001, due primarily to decreased touring activity of the agency’s artists.

Cost of Revenue

     Direct cost of product revenue. Direct cost of product revenue decreased to $1.3 million for the three months ended September 30, 2001 from $2.8 million for the three months ended September 30, 2000, which represented a decrease of 55%. This $1.5 million decrease corresponded with the decrease in e-commerce revenue and was primarily attributable to a related decrease in product and royalty costs payable to our vendors and artists and a decrease in transaction costs. Direct cost of product revenue decreased to $4.7 million for the nine months ended September 30, 2001 from $7.1 million for the nine months ended September 30, 2000, which represented a decrease of 33%. This $2.4 million decrease corresponded with the decrease in online product sales revenue and was primarily attributable to a related decrease in product and royalty costs payable to our vendors and artists and a decrease in transaction costs.

     Other cost of revenue. Other cost of revenue decreased to $1.4 million for the three months ended September 30, 2001 from $2.4 million for the three months ended September 30, 2000, which represented a decrease of 41%. This $1.0 million decrease was primarily due to decreases in Web site hosting costs, as well as network programming costs. Other cost of revenue decreased to $4.7 million for the nine months ended September 30, 2001 from $6.2 million for the nine months ended September 30, 2000, which represented a decrease of 24%. This $1.5 million decrease was primarily due to decreases in Web site hosting and maintenance costs.

     Stock-based compensation. For the three months ended September 30, 2001 we recorded non-cash stock-based compensation charges of $1.5 million compared to $1.7 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001 we recorded non-cash stock-based compensation charges of $4.7 million compared to $6.2 million for the nine months ended September 30, 2000. The stock-based compensation expense relates primarily to the amortization of the estimated value of the options, using the Black-Scholes method, given to artists in connection with the operation of their stores and is amortized over the life of the associated contract periods.

     Gross loss. Our overall gross profit margin decreased to -81% in the third quarter of 2001 from -24% in the third quarter of 2000 primarily due to the significant decrease in media and e-commerce revenue. Gross profit excluding stock-based compensation and amortization of vendor prepaid was -15% and 8% for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, our overall gross profit margin decreased to -64% from -24%, respectively, primarily due to the significant decrease in media and e-commerce revenue. Gross profit excluding stock-based compensation and amortization of vendor prepaid was -8% and 17% for the nine months ended September 30, 2001 and 2000, respectively.

Operating Expense

     Web Site Development. Web site development expense decreased 64% to $456,000 for the three months ended September 30, 2001 from $1.3 million for the three months ended September 30, 2000. This decrease was primarily attributable to reduced maintenance costs associated with our network. Web site development expense increased 19% to $3.3 million for the nine months ended September 30, 2001 from $2.8 million for the nine months ended September 30, 2000. This increase was primarily attributable to maintenance costs associated with our Pandesic e-commerce system, as well as fees paid to third party service vendors relating to maintenance on the procurement system interface, and development costs of digital music products.

     Sales and Marketing. Sales and marketing expense decreased 85% to $1.1 million for the three months ended September 30, 2001 from $7.7 million for the three months ended September 30, 2000. The decrease was primarily attributable to our planned reduced spending on advertising to promote the ARTISTdirect Network. Sales and marketing expense decreased 74% to $5.1 million for the nine months ended September 30, 2001 from $19.5 million for the nine months ended September 30, 2000. The decrease was primarily attributable to reduced spending on advertising to promote the ARTISTdirect Network as a result of termination of certain marketing commitments and planned cost control measures.

     General and Administrative. General and administrative expense decreased 36% to $3.0 million for the three months ended September 30, 2001 from $4.8 million for the three months ended September 30, 2000. This decrease was primarily attributable to salary and benefits savings associated with the reduction in staff in 2001 and overall cost savings in travel and entertainment, communications and facilities, and other general and administrative costs. General and administrative expense decreased 15% to $10.9 million for the nine months ended September 30, 2001 from $12.8 million for the nine months ended September 30, 2000. This decrease was primarily attributable to salary and benefits savings associated with the reduction in staff in 2001 and overall cost savings in travel and entertainment, communications and facilities, and other general and administrative costs.

     Amortization of Stock-based Compensation. We recorded stock-based compensation expense of $1.6 million for the three months ended September 30, 2001 in connection with stock issuances to employees, directors, professional firms, artists and artist advisors for promotional services. Stock-based compensation for the comparable period in 2000 was $1.7 million, primarily in connection with stock issuances to employees, directors and professional firms, which represented a decrease of 9%. We recorded stock-based compensation expense of $4.9 million for the nine months ended September 30, 2001 in connection with stock issuances to employees, directors, professional firms, artists and artist advisors for promotional services. Stock-based compensation for the comparable period in 2000 was $3.1 million, primarily in connection with stock issuances to employees, directors and professional firms, which represented an increase of 56% compared to the corresponding period in 2000. The expense for the nine months ended September 30, 2000 reflected a $6.6 million credit to stock-based compensation granted to certain executives of ARTISTdirect as a result of a reduction in the valuation of ARTISTdirect’s underlying common stock as compared with December 31, 1999. This credit was offset by $9.7 million of amortization during the period of stock-based compensation expense related to options granted to employees, artists and advisors and vendor warrants.

     Depreciation and Amortization. Depreciation and amortization expense increased to $1.8 million for the three months ended September 30, 2001 from $1.7 million for the three months ended September 30, 2000. This increase was primarily attributable to an increase in depreciation of fixed assets and amortization of leasehold improvements. Depreciation and amortization expense increased to $5.4 million for the nine months ended September 30, 2001 from $4.3 million for the nine months ended September 30, 2000. This increase was primarily attributable to fixed asset and leasehold improvement additions.

     Impairment of Goodwill. During the three months ended September 30, 2001, the Company determined that there was insufficient basis to support the entire carrying amount of goodwill associated with the 1999 acquisitions of iMusic and UBL based upon the projected undiscounted future cash flows related to the underlying assets of these goodwill amounts. Online advertising and promotions have been the primary source of revenue derived from these assets, and that revenue has declined for the three and nine months ended September 30, 2001, significantly affecting the value of these assets, and the Company cannot reasonably estimate if or when these revenue sources will recover. As a result, during the three months ended September 30, 2001, the Company recorded a loss from impairment of the goodwill from these transactions of $7.0 million based on current estimates of discounted cash flows. For the nine months ended September 30, 2001, the Company recorded an aggregate $11.4 million loss from impairment to goodwill, which also included a $4.5 million write-off of goodwill related to our acquisition of Mjuice, recorded in March 2001.

Interest Income and Expense

     Interest income decreased to $858,000 for the three months ended September 30, 2001 from $1.5 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, interest income decreased to $3.1 million from $4.0 million for the nine months ended September 30, 2000. The decreases are due to less interest earned on lower available cash balances for the relevant periods, as well as declining interest rates.

Net Loss

     EBITDA loss decreased $8.4 million or 63% to $5.0 million for the three months ended September 30, 2001, compared to $13.4 million for the three months ended September 30, 2000. This decrease is attributable to an $757,000 decrease in e-commerce EBITDA loss, a $3.3 million decrease in media EBITDA loss, a $5.2 million decrease in corporate expenses, partially offset by a $598,000 decrease in agency EBITDA income and a $320,000 increase in digital music EBITDA loss. EBITDA loss decreased $12.6 million or 39% to $19.9 million for the nine months ended September 30, 2001, compared to $32.4 million for the nine months ended September 30, 2000. This decrease is attributable to a $652,000 decrease in e-commerce EBITDA loss, a $5.2 million decrease in media EBITDA loss, a $9.0 million decrease in corporate expenditures, partially offset by a $1.8 million decrease in agency EBITDA income and a $683,000 million increase in digital music EBITDA loss.

     Net loss increased 13% to $19.4 million for the three months ended September 30, 2001, compared to $17.1 million for the three months ended September 30, 2000. The increase in net loss is attributable a $569,000 increase in gross loss, a $105,000 increase in depreciation and amortization expense, a $7.0 million loss from impairment of goodwill, a $3.3 million increase in loss from equity investment and a $604,000 decrease in interest income, partially offset by a $815,000 decrease in web site development, a $6.6 million decrease in sales and marketing expense, a $1.7 million decrease in general and administrative expense and a $156,000 decrease in the amortization of stock-based compensation. Net loss increased to $47.4 million for the nine months ended September 30, 2001, compared to $42.3 million for the nine months ended September 30, 2000, which represented an increase of 12%. The increase in the net loss is attributable to a $1.8 million dollar increase in gross loss, a $512,000 increase in web site development, a $1.7 million increase in the amortization of stock-based compensation, a $1.1 million increase in depreciation and amortization expense, an $11.4 million loss from impairment of goodwill, $4.1 million increase in loss from equity investments and a $936,000 decrease in interest income, partially offset by a $14.5 million decrease in sales and marketing expense and a $2.0 million decrease in general and administrative expense.

Liquidity and Capital Resources

     On March 31, 2000, we completed our initial public offering and raised net proceeds of approximately $52.4 million through the sale of 5.0 million common shares (500,000 shares after taking into effect the 1:10 reverse stock split consummated in July 2001). In addition, we raised an aggregate of $97.5 million of gross proceeds through the sale of our Series C Preferred stock in December 1999 and January 2000. In May 1999, we issued shares of Series B preferred securities in exchange for an aggregate purchase price of $15.0 million. Between July 1998 and December 1998, we issued shares of Series A preferred securities in exchange for an aggregate purchase price of $4.9 million. Prior to July 1998, we financed our operations and growth entirely from internally generated cash flow and capital contributions from founders. As of September 30, 2001, we had $60.6 million of cash, cash equivalents and short-term investments, excluding cash held for clients.

     Net cash used in operating activities was $19.4 million for the nine months ended September 30, 2001 and $26.8 million for the nine months ended September 30, 2000. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items such as stock-based compensation, depreciation and amortization, impairment losses and income/(loss) from equity investment. Net cash used in operating activity also included non-cash loss from impairment of goodwill and loss from sale of equipment.

     Net cash provided by investing activities was $11.3 million for the nine months ended September 30, 2001 and net cash used in investing activities was $52.5 million for the nine months ended September 30, 2000. Net cash provided by investing activities for 2001 consisted primarily of proceeds from the maturity of short-term investments which was partially offset by investments in joint ventures, and net cash used in investing activities for 2000 consisted primarily of the purchase of short-term investments and fixed assets, as well as cash paid for the acquisition of Mjuice.

     Net cash used in financing activities was $2.7 million for the nine months ended September 30, 2001, which consisted primarily of the repurchase of common stock in our partial self-tender offer and in our open market share repurchases. Net cash provided by financing activities was $63.7 million for the nine months ended September 30, 2000, which consisted primarily of the net proceeds from the sale of securities in our initial public offering and our Series C Preferred Stock financing.

     As of September 30, 2001 our principal commitments consisted of obligations outstanding under operating leases, employment contracts and the rescission offer. In November 1999, we entered into an agreement with Cisneros Television Group that obligated both us and Cisneros each to contribute up to $20 million to develop a Latin American joint venture. To date we have provided approximately $600,000 of funding to the joint venture and we do not currently believe that we will be required to provide any significant additional funding. In May 2001, we entered into an agreement with Frederick Field for a co-venture record label. We are required to provide up to $50 million of funding over the next five years to the record label. As of September 30, 2001, we had funded $4.0 million to the record label.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months, including the rescission offer discussed above and the significant financial commitment to the co-venture record label with Frederick Field. There can be no assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate. Although we do not currently have any specific material capital commitments other than the record label and the rescission offer beyond such 18-month period, if we are unsuccessful in generating sufficient cash flow from operations, we may need to raise additional funds in future periods through public or private financings, or other arrangements to fund our operations and potential acquisitions. In light of the decline in our stock price and the recent extreme volatility in the capital markets, if any additional financing is needed, we might not be able to raise capital on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. We currently do not have any plans for future equity offerings.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In future periods, our business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

It Is Difficult To Evaluate Our Business And Prospects Because We Have A Limited Operating History And Rapidly Evolving Business.

     Our limited operating history and rapidly evolving business make it difficult to evaluate our prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential are unproven, and our business model is constantly and rapidly evolving. In particular, the Internet is constantly changing and we may need to modify our business model to adapt to these changes, including our recent decision to focus a significant amount of resources on off-line businesses such as ARTISTdirect Recordings, our record label co-venture with Frederick Field.

Our Business Model Is New And Unproven, And We May Not Be Able To Generate Sufficient Revenue To Operate Our Business Successfully

     Our model for conducting business and generating revenue is new and unproven. Our success will depend primarily on our ability to generate revenue from our offline assets and from multiple sources through the ARTISTdirect Network, including:

•	online sales of music and related merchandise;

•	sales of advertising and sponsorships;

•	marketing our database of consumer information and preferences;

•	sales of, or subscription fees for, digitally distributed music; and

•	royalties and related revenue from record label operations.

     It is uncertain whether a music-related Web site that relies on attracting people to learn about, listen to and purchase music and related merchandise can generate sufficient revenue from electronic commerce, advertising, sales of database information and sales of, or fees for, digital downloads of music, to become a viable business. We provide many of our products and services without charge, and we may not be able to generate sufficient revenue to pay for these products and services. In addition, it may take a significant amount of time for us to develop and operate our record label co-venture with Frederick Field. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable. If our markets develop more slowly than expected or become saturated with competitors, our products and services do not achieve or sustain market acceptance, we may not be able to successfully operate our business.

We Have A History Of Operating Losses And Anticipate Losses And Negative Cash Flow For The Foreseeable Future

     To date, we have not been profitable on an annual or quarterly basis and have incurred accumulated losses of approximately $171.3 million as of September 30, 2001. For the nine months ended September 30, 2001 and the year ended December 31, 2000, we incurred net losses of approximately $47.4 million and $59.3 million, respectively, which represented approximately 552% and 274%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for at least the near future. We will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will likely be unable to continue our operations.

Our Operating Results Will Likely Be Unpredictable

     Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results are volatile and difficult to predict, our operating results have in the past, and in the future may, fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

If We Are Not Successful In Generating Revenue From A Co-Venture Record Label With Frederick Field, We May Not Be Able To Increase Our Net Revenues.

     We recently decided to invest a significant amount of our resources in offline activities such as a record label. Accordingly, in May 2001, we entered into an agreement with music and entertainment veteran, Frederick Field, to develop and operate a co-venture record label and to hire Mr. Field as our Chairman of the Board and Chief Executive Officer. The co-venture record label is a new enterprise and will face significant challenges in developing and operating its planned business, including but not limited to the following:

•	identifying and entering into recording agreements with artists for the record label;

•	hiring new personnel for the record label;

•	producing and promoting new music recordings for artists signed to the record label;

•	developing a recognized brand name in the music industry;

•	developing distribution channels for the record label;

•	integrating the record label’s operations with our existing operations; and

•	generating record label revenue and achieving profitability.

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

We Have Committed A Substantial Amount Of Our Available Cash To The Record Label Co-Venture With Frederick Field And, As A Result, The Amount Of Cash That We Will Have Available To Operate Our Other Businesses Has Been Substantially Reduced.

     The record label co-venture with Mr. Field represents a potentially significant shift in the planned use of our cash resources. We will be required to commit as much as $50 million to the record label over the next five years. Subject to this overall limit, we may be required to advance as much as $15 million per year to the record label, including an initial commitment of $12 million that has been partially funded. As of September 30, 2001, we had approximately $60.6 million in cash (including short-term investments in marketable securities). While we currently believe this amount of cash is adequate to fund our obligations to the record label and our existing businesses for the foreseeable future, including obligations to our joint venture with the Cisneros Television Group, if the record label is not successful, if there is a material delay in anticipated cash flow from the record label or if we are required to contribute a significant amount of funds to the joint venture with Cisneros Television Group, there can be no assurance that our existing cash resources will be adequate to enable us to successfully operate our other businesses or to become cash flow positive at any time in the foreseeable future. If this occurs, we will need to raise additional capital to continue operating our businesses. There can be no assurance that we will be able to raise this additional funding at all or on reasonably acceptable terms if it is needed in the future. If we are unable to successfully raise any necessary funding, our ability to successfully operate our business would be materially adversely affected.

If We Do Not Increase Advertising Revenue, Our Business Will Be Adversely Affected

     If we do not increase advertising revenue, our business will be adversely affected. Increasing our advertising revenue depends upon many factors, including our ability to:

•	respond to and anticipate fluctuations in the demand for, and pricing of, online advertising;

•	conduct successful selling and marketing efforts aimed at advertisers;

•	increase the size of our audience and the amount of time that our audience spends on our Web sites;

•	increase our direct advertising sales force and build up our international marketing team;

•	increase the amount of revenue per advertisement;

•	aggregate our target demographic group of 13 to 34 year-old active music consumers;

•	offer advertisers the means to effectively target their advertisements to our audience;

•	accurately measure the size and demographic characteristics of our audience; and

•	maintain key advertising relationships; and compete for advertisers with Internet and traditional media companies.

     Our failure to achieve one or more of these objectives could impair our ability to increase advertising revenue, which could adversely affect our business. In addition to the above factors, general economic conditions, as well as economic conditions specific to online advertising, electronic commerce and the music industry, could affect our ability to increase our advertising revenue. In particular, the growth of online advertising has recently declined, which has had, and in the future may continue to have, a significant adverse effect on our revenue from online advertising. We do not currently expect online advertising to grow significantly in the near future. In the past, we have traditionally relied on a limited number of customers for our advertising revenue. For instance, for the nine months ended September 30, 2001, Universal Music Group and Pringles, a division of Procter & Gamble, accounted for 23% and 14%, respectively, of our media revenue for that period. Accordingly, the loss of any of our large advertising customers could materially adversely impact our advertising revenue and our business, financial condition and results of operations.

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

We Depend Upon Artists To Attract Advertisers And Generate Electronic Commerce Revenue

     We believe that our future success depends in part on our ability to maintain our existing artist relationships and to establish additional relationships with artists. We recently began a process of negotiating new commerce agreements that generally simplify the relationship between the artists and us. Our business would be adversely affected by any of the following:

•	our inability to establish relationships with new artists and offer their music and merchandise for sale to our customers;

•	the loss of popularity of artists for whom we sell music and merchandise;

•	increased competition to maintain existing relationships with artists;

•	non-renewals or non-conversions of certain of our current agreements with artists; and

•	poor performance or negative publicity of our artists.

     If we are not able to provide valuable services or incentives to artists, or if we otherwise fail to maintain good relations with our artists, they may lose interest in providing content and merchandise and otherwise promoting the ARTISTdirect Network. The artists own the domain names for their Web sites and some of the intellectual property rights with respect to content developed for the Web sites. As a result, we may lose the rights to operate artists’ sites if our agreements with these artists terminate and are not renewed or converted.

     Most of our current artist contracts have a term of three years. Upon expiration, artists may decide not to renew these contracts on reasonable terms, if at all. If artists decide to remove their online stores from the ARTISTdirect Network when their agreements terminate, we may be unable to recoup our costs to develop, operate and promote the sites. We are negotiating new agreements with some of our existing artists and terminating existing agreements with some of our other artists. Our inability to negotiate new agreements or to terminate existing agreements may have an adverse impact on our business.

     In the past, we have offered our artists options to purchase our common stock. Options were intended to provide artists with an additional incentive to actively promote their Web sites and the ARTISTdirect Network. We may not be able to offer artists options or other equity incentives on terms as attractive to artists as what we have offered previously. If we cannot provide adequate incentives, our efforts to sign new artists may be impaired. If we cannot maintain our current relationships with artists or sign agreements with new artists, our user base would likely diminish and our ability to generate revenues from electronic commerce and advertising would be seriously harmed.

We May Not Be Able To Develop Or Obtain Sufficiently Compelling Content To Attract And Retain Our Target Audience

     For our business to be successful, we must provide content and services that attract consumers who will purchase music and related merchandise online. We may not be able to provide consumers with an acceptable mix of products, services, information and community to attract them to our Web sites or to encourage them to remain on our Web sites for an extended period of time. If our audience determines that our content does not reflect its tastes, then our audience size could decrease or the demographic characteristics of our audience could change and we may be unable to react to those changes effectively or in a timely manner. Any of these results would adversely affect our ability to attract advertisers and sell music and other related merchandise. Our ability to provide compelling content could be impaired by any of the following:

•	reduced access to content controlled by record labels, music publishers and artists;

•	diminished technical expertise and creativity of our production staff; and

•	inability to anticipate and capitalize on trends in music.

If We Do Not Build And Maintain Strong Brands, We May Not Be Able To Attract A Sufficient Number Of Users To Our Web Sites

     To attract users we must develop a brand identity for ARTISTdirect and increase public awareness of the ARTISTdirect Network; however to conserve cash, we have significantly decreased the amounts we plan to spend on our offline and online advertising and promotional efforts to increase brand awareness, traffic and revenue. Accordingly, our marketing activities may not result in increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brands. Moreover, despite these efforts we may be unable to increase public awareness of our brands, which would have an adverse effect on our results of operations.

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

Our Market Is Highly Competitive And We May Not Be Able To Compete Successfully Against Our Current And Future Competitors

     The market for the online promotion and distribution of music and related merchandise is highly competitive and rapidly changing. There are a significant number of Web sites promoting and distributing music and related merchandise that compete for the attention and spending of consumers, advertisers and users.

     We face competitive pressures from numerous actual and potential competitors. Our competitors include MP3.com, Launch Media, Amazon.com, CDnow, MTVi, major Internet portals and traditional music companies. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Some of our competitors have announced agreements to work together to offer music over the Internet, and we may face increased competitive pressures as a result. Many of our current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages relative to us, including:

•	longer operating histories;

•	significantly greater financial, technical and marketing resources;

•	greater brand name recognition;

•	larger existing customer bases; and

•	more popular content or artists.

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

     We rely to a large extent on timely distribution by third parties. We currently rely substantially on one vendor, Alliance Entertainment, to fulfill and distribute our orders for music and related merchandise. During the nine months ended September 30, 2001 and the year ended December 31, 2000, virtually all of our orders for music and related merchandise were fulfilled by Alliance. Our agreement with Alliance covers fulfillment services for sales under the ARTISTdirect Superstore, but does not cover fulfillment services for our artist-specific Web sites. Although Alliance has been fulfilling orders for music and related merchandise from the artist-specific Web sites on the same terms as orders from the ARTISTdirect Superstore, Alliance may terminate the artist-specific Web sites arrangement at any time.

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

We Depend On Third Party Inventory And Financial Systems And Carrier Services

     Because we rely on third parties to fulfill orders, we depend on their systems for tracking inventory and financial data. If our distributors’ systems fail or are unable to scale or adapt to changing needs, or if we cannot integrate our information systems with the systems of any new distributors, we may not have adequate, accurate or timely inventory or financial information. We also rely on third-party carriers for shipments to and from distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers’ ability to provide delivery services to meet our distribution and shipping needs. In the past, both we and Alliance have occasionally experienced an unusually high volume of orders, which resulted in shipping delays to our customers. These delays did not have a material adverse effect, however, our failure to deliver products to our customers in a timely and accurate manner in the future could harm our reputation, our relationship with customers, the ARTISTdirect brand and our results of operations.

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

We May Be Subject To System Disruptions, Which Could Reduce Our Revenue

     Our ability to attract and retain artists, users, advertisers and merchants for our online network depends on the performance, reliability and availability of our Web sites and network infrastructure. The maintenance and operation of substantially all of our Internet communications hardware and servers have been outsourced to CNP, Inc. (formerly Amplified Holdings, Inc.) and its providers. We have periodic maintenance windows, and we experience outages from to time caused by temporary problems in our own systems or software or in the systems or software of these third parties. While we are implementing procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time.

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

Computer Viruses, Electronic Break-Ins Or Similar Disruptive Events Could Disrupt Our Online Services

     Computer viruses, electronic break-ins or similar disruptive events could disrupt our online services. System disruptions could result in the unavailability or slower response times of our Web sites, which would reduce the number of advertisements delivered or commerce conducted on our Web sites and lower the quality of our users’ experience. Service disruptions could adversely affect our revenue and, if they were prolonged, would seriously harm our business and reputation. Our business interruption insurance may not be sufficient to compensate us for losses that may occur as a result of these interruptions.

If We Do Not Manage Our Operations, We May Not Be Able To Operate Our Business Effectively

     Since our inception in August 1996, we have rapidly and significantly expanded and changed our operations. We expect further significant changes, particularly as a result of the record label co-venture and other potential opportunities. This process has strained, and we expect that it will continue to strain, our management, operations, systems and financial resources. In addition, we recently reduced our headcount to conserve cash and may further reduce headcount. At the same time, we expect to expand staff associated with the record label co-venture. Accordingly, to manage our operations and personnel, we must improve and effectively utilize our existing operational, management, marketing and financial systems and maintain close coordination among our technical, finance, marketing, sales and production staffs. In addition, we may also need to increase the capacity of our software, hardware and telecommunications systems on short notice. We also will need to manage an increasing number of complex relationships with users, strategic partners, advertisers and other third parties, especially in light of certain functions being outsourced. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

The Loss Of Key Personnel, Including Frederick Field, Marc Geiger, Donald Muller Or Keith Yokomoto, Could Adversely Affect Our Business Because These Individuals Are Important To Our Continued Growth

     Our future success depends to a significant extent on the continued services of our senior management, particularly Frederick Field, Marc Geiger, Donald Muller and Keith Yokomoto. The loss of any of these individuals would likely have an adverse effect on our business. Competition for personnel throughout our industry is intense and we may be unable to retain these key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

If We Do Not Realize The Anticipated Benefits Of Potential Future Acquisitions, Our Business Could Be Seriously Harmed And Our Stock Price Could Fall

     We regularly evaluate, in the ordinary course of business, potential acquisitions of, or investments in, complementary businesses, products and technologies. If we are presented with appropriate opportunities, we intend to actively pursue these acquisitions and/or investments. We may not, however, realize the anticipated benefits of any acquisition or investment. If we buy a company, we could have difficulty in assimilating that company’s personnel, technology, operations or products into our operations. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Acquisitions or business combinations could also cause us to issue equity securities that would dilute your percentage ownership in us, incur debt or assume contingent liabilities and take large immediate or future write-offs or charges, including amortization of goodwill or compensation expense. Each of these results could materially and adversely affect our business and adversely affect the price of our common stock.

If We Are Unable To Protect Our Intellectual Property Rights, Our Competitive Position Could Be Harmed Or We Could Be Required To Incur Expenses To Enforce Our Rights

     We rely upon registered trademark rights in the United States for our commercial use of the ARTISTdirect, UBL, Ultimate Band List, and iMusic brand names and their respective associated domain names, and common-law trademark rights that arise from our commercial use of the ARTISTdirect Agency brand name, and its associated domain name, and the ARTISTdirect logo. We seek to protect our trademarks, copyrights and other proprietary rights by registration and other means, but these actions may be inadequate. We have trademark applications pending in several jurisdictions, but our registrations may not be accepted or may be preempted by third parties and/or we may not be able to register our trademarks in all jurisdictions in which we intend to do business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information.

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

Our Access To Copyrighted Content Depends Upon The Willingness Of Content Owners To Make Their Content Available

     The music content available on the ARTISTdirect Network is typically comprised of copyrighted works owned or controlled by multiple third parties. Most of the content on our artist-specific Web sites is either owned or licensed by the artist. On other parts of the ARTISTdirect Network, depending on the nature of the content and how we use the music content, we typically license such rights from publishers, record labels, performing rights societies or artists. We frequently either do not have written contracts or have short-term contracts with copyright owners, and, accordingly, our access to copyrighted content depends upon the willingness of such parties to continue to make their content available. If the fees for music content increase substantially or if significant music content becomes unavailable, our ability to offer music content could be materially limited.

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

We May Be Unable To Acquire Necessary Web Domain Names

     We may be unable to acquire or maintain Web domain names relating to our brand or to artist-specific Web sites in the United States and other countries in which we may conduct business. We currently hold various relevant domain names, including the “artistdirect.com,” “ubl.com,” “imusic.com” and “downloadsdirect.com” domain names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees and is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring or using domain names that infringe or otherwise decrease the value of our brand name, trademarks and other proprietary rights.

If Our Online Security Measures Fail, We Could Lose Visitors To Our Sites And Could Be Subject To Claims For Damage From Our Users, Content Providers, Advertisers And Merchants

     Our relationships with consumers would be adversely affected and we may be subject to claims for damage if the security measures that we use to protect their personal information, especially credit card numbers, are ineffective. We rely on security and authentication technology that we license from third parties to perform real-time credit card authorization and verification with our bank. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer’s personal information.

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

We May Be Subject To Liability If Private Information Provided By Our Users Were Misused

     Our privacy policy discloses how we use individually identifiable information that we collect. This policy is displayed and accessible throughout the ARTISTdirect Network. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users’ personal information or credit card information, we could be subject to liability. We could also be subject to liability for claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, or other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in costly and time-consuming litigation.

Changes In Laws Or Regulations May Adversely Affect Our Ability To Collect Demographic And Personal Information From Users, Or To Display Certain Content On Our Sites, And Could Affect Our Ability To Attract Advertisers

     Legislatures and government agencies have adopted and are considering adopting additional laws and regulations regarding the collection, use and disclosure of personal information obtained from individuals when accessing Web sites. For example, the Children’s Online Privacy Protection Act restricts the ability of Internet companies to collect information from children under the age of 13 without their parents’ consent. In addition, the Federal Trade Commission and state and local authorities have been investigating Internet companies regarding their use of personal information. Our privacy programs may not conform with laws or regulations that are adopted. In addition, these legislative and regulatory initiatives may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide advertisers with demographic information. These initiatives may also affect our ability to conduct electronic commerce.

     The European Union has adopted a directive that imposes restrictions on the collection and use of personal data. The directive imposes restrictions that are more stringent than current Internet privacy standards in the United States. If this directive were enforced against us, it could prevent us from collecting data from users in European Union member countries or subject us to liability for use of information in contravention of the directive. Other countries have adopted or may adopt similar legislation. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government authorities choose to investigate our privacy practices.

     In addition, legislatures and government agencies have adopted and are considering adopting additional laws and regulations governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. For example, the Child Online Protection Act, or COPA, prohibits and imposes criminal penalties and civil liability on anyone communicating material harmful to minors through the Internet for commercial purposes, unless access to such material is blocked to minors under age 17. The Third U.S. Circuit Court of Appeals has upheld a preliminary injunction precluding enforcement of COPA. We could be liable if the injunction against COPA is lifted and if content delivered by us or placed on our Web sites violates COPA. Such a result may adversely affect our ability to attract users under age 17 and, consequently, may adversely affect our ability to attract advertisers.

We May Continue To Have Contingent Liability Even After The Rescission Offer

     We have issued shares and options to purchase shares of our common stock to our employees and to artists and their managers and advisors. Due to the nature of the persons who received these shares and options in addition to our employees and the total number of shares and options issued to them and our employees, the issuance of some of these shares and options did not comply with the requirements of Rule 701 under the Securities Act of 1933, as amended, or any other available exemptions from the registration requirements of Section 5 of the Securities Act, and may not have qualified for any exemption from qualification or registration under applicable state securities laws either.

     As a result, we are anticipating making a rescission offer to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to applicable state securities law. In this rescission offer, we will be offering to repurchase from these persons all shares purchased by these persons pursuant to option exercises by these persons before the expiration of the rescission offer (regardless of whether these persons have subsequently sold their shares) for an amount equal to the purchase or exercise price paid for these purchased shares, plus interest from the date of purchase until the rescission offer expires, at the current statutory rate per year mandated by the state in which the shares were purchased, or at 7% per year if a “private placement” exemption was available in a particular state or if the shares were otherwise issued in compliance with state law (less any amounts received if these persons have already sold their shares). The rescission offer will expire approximately 30 days after the effective date of the registration statement filed with the prospectus used for the rescission offer. Based upon the number of options exercised through September 30, 2001, and assuming that all such issued shares are tendered in the rescission offer, the out-of-pocket cost to us would be approximately $2.2 million, plus interest of $280,000.

     In addition, we will also be offering to repurchase all vested and unvested unexercised options granted to these persons (regardless of whether the options have expired) at 20% of the option exercise price times the number of option shares, plus interest from the date the options were granted until the rescission offer expires, at the current statutory rate per year mandated by the state in which the options were granted, or at 7% per year if a “private placement” exemption was available in a particular state or if the options were otherwise granted in compliance with state law. In addition, although we believe that the shares purchased and options granted in Florida, Illinois, Nevada, New Jersey, Tennessee and Texas complied with applicable “private placement” exemptions in those states, and that the shares purchased and options granted in New York and any foreign countries are subject to rescission rights only under federal law, we will nonetheless plan to offer to repurchase those shares issued pursuant to option exercises made before the expiration of the rescission offer (even if those shares were subsequently sold), at the purchase or exercise price paid for those shares (less any amounts received if the shares have already been sold), and to repurchase all unexercised options granted (even if the options have expired) at 20% of the option exercise price multiplied by the number of shares subject to such options, all together with interest at an annual rate of 7% on amounts paid for shares purchased and options granted in those states and foreign countries. Based on the number of options outstanding as of September 30, 2001, and assuming that none of these options are exercised prior to the end of the rescission offer, and, further, that all such options are tendered in the rescission offer, the cost to us in repurchasing such options would be approximately $7.7 million, plus interest of $1.0 million.

     The Securities Act does not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock which was not registered under the Securities Act as required. Accordingly, should any offerees reject the rescission offer, we may continue to be contingently liable under the Securities Act for the purchase price of their shares and options which were not issued in compliance with the Securities Act or applicable state securities laws. In addition, it is possible that offerees may claim that the consideration offered to them in this rescission offer is insufficient, in which case we may have additional liability. If we are required to repurchase all of the shares subject to the rescission offer or if we incur any other liability with respect to rescission claims, our operating results and liquidity during the period in which such repurchase or liability occurs could be adversely affected.

We May Be Sued For Content Available Or Posted On Our Web Sites Or Products Sold Through Our Web Sites Or For Linking And Framing Of Third-Party Web Sites

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

     We link to and “frame” third-party Web sites of our artists without express written permission to do so. In addition, in the past we have provided a search feature to allow users to find music residing elsewhere on the Internet. Those practices are controversial, and have, in instances not involving us, resulted in litigation. Various claims, including trademark and copyright infringement, unfair competition, and commercial misappropriation, as well as infringement of the right of publicity may be asserted against us as a result. The law regarding linking and framing remains unsettled; it is uncertain as to how existing laws, especially trademark and copyright law, will be applied by the judiciary to the Internet. Also, Congress is increasingly active in passing new laws related to the Internet, and there is uncertainty as to the impact of future potential laws, especially those involving domain names, databases and privacy.

Software Programs That Prevent Or Limit The Delivery Of Advertising May Seriously Damage Our Ability To Attract And Retain Advertisers

     A number of “filter” software programs have been developed which limit or prevent advertising from being delivered to an Internet user’s computer. This software could adversely affect the commercial viability of Internet advertising. These programs attempt to blank out, or block, banner and other advertisements. To date, such programs have not had a material adverse impact on our ability to attract and retain advertisers or caused us to fail to meet the terms of our advertising agreements. These programs may, however, have these effects on us in the future. Widespread adoption of this type of software would seriously damage our ability to attract and retain advertisers.

We May Need To Change The Manner In Which We Conduct Our Business If Government Regulation Increases

     There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues such as user privacy, pricing, taxation, content, copyrights, distribution, security, and the quality of products and services. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Any imposition of access fees could increase the cost of transmitting data over the Internet. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. The United States Congress has enacted Internet laws regarding children’s privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new, or modifications to existing, laws or regulations relating to the Web could adversely affect our business.

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

     Congress has enacted legislation limiting the ability of the states to impose taxes on Internet-based transactions. However, this legislation, known as the Internet Tax Freedom Act, imposed a moratorium on state and local taxes on electronic commerce where such taxes are discriminatory and on Internet access unless such taxes were generally imposed and actually enforced before October 1, 1998. This moratorium expired on October 21, 2001 and has not been renewed. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce.

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

     Our penetration of a broader consumer market will likely depend, in part, on continued proliferation of high speed Internet access. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may harm the performance of the Internet.

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

                    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Exhibit Description

10.56†*	Hosting and Development Agreement, dated August 14, 2001, between CNP, Inc. (formerly Amplified Holdings, Inc.) and ARTISTdirect, Inc.

*	Incorporated by reference to the same exhibit in Amendment No. 4 to ARTISTdirect, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 14, 2001.

†	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions were omitted from this exhibit and filed separately with the Commission.

(b)      Reports on Form 8-K

           None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC. (Registrant)

By:	/s/ James B. Carroll

James B. Carroll Executive Vice President, Chief Financial Officer and Secretary

Dated: November 14, 2001