Form 10-K
period 2001-12-31
ARTISTDIRECT INC
filed 2002-03-29
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 000-30063
ARTISTDIRECT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4644384 (I.R.S. Employer Identification No.)

5670 Wilshire Boulevard, Suite 200, Los Angeles, California 90036
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (323) 634-4000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes    No

         Indicate by check mark whether the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

         Based on the closing sale price of March 15, 2002, the aggregate market value of the approximately 2.2 million shares of voting stock of the registrant held by nonaffiliates of the registrant on such date was approximately $23.0 million. For purposes of such calculation, only executive officers, board members and beneficial owners of more than 10% of the Company’s outstanding Common Stock are deemed to be affiliates.

         As of March 15, 2002, there were 3,460,608 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 30, 2002, as filed with the Securities Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Report.

ARTISTDIRECT INC.

FORM 10-K ANNUAL REPORT

         This report contains forward-looking statements that include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth at the end of Part I, Item 1 of this report, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks in addition to the other information in this report and in our other filings with the SEC before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

OVERVIEW

         We are a music entertainment company that combines an online music network and a record label to provide an integrated offering for music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of Web sites offering multi-media content, music news and information, community around shared music interests, music-related commerce and digital music services. Through our co-venture record label, ARTISTdirect Records, we develop new musical artists and produce and distribute their recordings as an independent label utilizing both traditional channels and emerging Internet distribution channels.

         The ARTISTdirect Network features our proprietary music schema, enabling users to access digital music by artist, genre or time period, a music search engine and database containing information on more than 100,000 artists, a popular music-oriented online community, a retail commerce offering that includes official artist stores, and the ability for users to download and listen to music and view music videos and other broadband programming.

•	Music Schema — a recently added feature that allows users to navigate a large catalog of music by artist, genre or time period (e.g. 60’s Rock), facilitating both quick access to music known to the user and the discovery of music that may be new to the user. The music schema currently provides short music clips accompanied by information about the artist and related artists and music. The music schema is designed to function with full song files at such time as we are able to enter into music licensing agreements on terms acceptable to us;

•	The Ultimate Band List (“UBL”) — a comprehensive online music search engine and resource for music information. The UBL provides information on more than 100,000 artists across numerous musical genres, featuring news, concert information, artist biographies, album reviews, contests, promotions, music samples and downloads. The UBL also offers links to numerous other Web sites in the online music community;

•	iMusic — a music-oriented online community providing chats, message boards and fan clubs relating to specific artists and general music topics. iMusic allows fans to communicate with others around the world to share interests and commentary about their favorite music and artists. iMusic also serves as a platform for fans to interact directly with their favorite artists through hosted chats and fan conferences that we organize periodically;

•	The ARTISTdirect Superstore — a retail site offering a wide selection of music titles and artist merchandise. The ARTISTdirect Superstore includes official stores for a number of artists, including *NSYNC, Blink-182 and Metallica; and,

•	Downloads — a feature that enables users to download and listen to music from a variety of artists. In addition, users can download broadband programming, including a variety of current music videos and other programs produced exclusively by ARTISTdirect and featuring popular artists.

         During 2001, we formed a new record label company, ARTISTdirect Records, LLC, as a co-venture between our wholly-owned subsidiary, ARTISTdirect Recordings, Inc., and Radar Records Holdings, LLC, an entity wholly owned by our Chief Executive Officer, Frederick W. (Ted) Field. Mr. Field also serves as the Chief Executive Officer of ARTISTdirect Records. ARTISTdirect Records will develop new musical artists, and produce and distribute their recordings as an independent label utilizing both traditional channels and emerging Internet distribution channels, including our own online music network. ARTISTdirect Records will generate revenue primarily from the sale of compact discs by artists signed to the label. We believe that ARTISTdirect Records will allow us to strengthen our position as a music entertainment company by developing proprietary content that we can exploit to create value for our shareholders.

         In December 2001, we decided to exit the music talent agency business because we believed that our prospects for increasing the value of this business were limited and that there were potential conflicts of interests with our new co-venture record label. As a result, we have classified this segment of our business as a discontinued operation in our consolidated statement of operations for all periods presented. We expect the wind up of operations of the agency business to be completed in the first half of 2002.

INDUSTRY BACKGROUND

         THE MUSIC INDUSTRY

         Music is one of the most popular forms of entertainment worldwide and a multi-billion dollar consumer industry. In addition, the music industry generates substantial advertising, sponsorship, promotional and merchandise revenue related to music events and individual artists. The music industry identifies artists and develops, promotes and distributes their content. The high cost associated with development, promotion and distribution has led artists to rely on third parties such as record labels, merchandisers and talent agents to represent their interests. The experience of the typical music consumer has been fragmented and inefficient. Music consumers have had to search a variety of media to find music news and information and have had to purchase compact discs, tickets and merchandise through different retail channels. Until recently, consumers were unable to legitimately purchase digital music online, and recently introduced services provide restricted access to limited catalogs of music. Goods, such as apparel and other artist merchandise, have been difficult to find and frequently available only at concerts or selected retail outlets. For music fans, opportunities to interact with their favorite artists and fellow enthusiasts have been limited.

         INTERNET OPPORTUNITY

         The Internet has emerged as a platform that allows millions of people worldwide to deliver and receive information rapidly, create virtual communities around shared interests and engage in electronic commerce. This has made the Internet an important new medium for music, dramatically altering the way consumers search for, discover, listen to and purchase music. The Internet offers:

•	efficient reach to a growing worldwide audience;

•	convenient access to a vast offering of musical content and services;

•	flexibility to tailor products and services to consumer interests and market dynamics;

•	a market for the digital distribution of music;

•	the potential for consumer personalization of the music experience; and

•	timely collection of customer preferences and demographics for targeted advertising and promotion.

         Artists have begun to view the Internet as a platform to gain greater control over the programming, promotion and distribution of their music and related merchandise and to communicate directly with their fans. Many consumers have adopted the Internet to locate music information, share interests and discover and buy music. We believe that the features of the Internet and the common demographics of music consumers and Internet users represent an opportunity for the music industry to develop new digital music services that meet consumer demand in new and different ways. Artists will have the opportunity to exert greater control over the programming, promotion and distribution of their music and consumers will be able to search for, discover and purchase music and related merchandise and content at a single destination.

         RECORD LABEL OPPORTUNITY

         Consolidation of the music industry has resulted in significant concentration of music sales among five major music companies, BMG, EMI, Sony Music (a division of Sony Corporation), Universal Music Group (a division of Vivendi Universal), and Warner Music Group (a division of AOL Time Warner). While these companies have extensive resources to develop, market and distribute an artist’s music, some artists prefer to provide their services to smaller labels where they may represent a more significant portion of the label’s business and, therefore, be afforded more attention and focused resources. We also believe that artists are attracted to a label that has significant, integrated online resources to directly assist the artist in exploiting opportunities to reach consumers outside the traditional channels of retail distribution.

OUR SOLUTION

         BENEFITS TO ARTISTS

         By operating both an online music network and an independent record label, we are able to work with artists to develop, produce and distribute their music and provide them with a platform to develop their presence on the Web. Our benefits to artists include:

         Full-Service Record Label. We are able to develop, produce and distribute an artist’s recorded music through our label, ARTISTdirect Records. By focusing our resources on artists and repertoire (A&R), marketing and promotion, we are able to assist an artist in the critical elements of finding and developing an audience for their music. By distributing our releases through BMG, we provide broad reach to retail distribution channels both domestically and globally.

         Online Media Network. We are able to offer artists access to an online media platform to create, present, promote and distribute their content. Features include auto-publishing tools, content management, and capabilities for advertising and direct marketing and electronic commerce. With continuing advances in broadband technology and standards for digital music distribution, we believe these artist sites can become a significant platform for the full range of artists’ content, commerce, digital distribution and community activities on the Internet.

         Closer Relationships with Fans. Artist-specific Web sites promote greater fan affinity and loyalty by directly linking artists and fans. Artists can use these Web sites to provide content and products to fans, including artist news, concert information, music and video programming, exclusive chats, ticket giveaways and fan club activities. Artists can also solicit the views of fans on new music, live performances and music videos. A better understanding of their fans enables artists to develop relevant content, promote their music more effectively and create new revenue opportunities.

         New Revenue Opportunities. We provide artists with a number of incremental revenue opportunities, including music and related merchandise sales, advertising and direct marketing. Our online music network increases consumer access to artist merchandise that was previously generally available only at concert venues or selected retail locations. We also assist artists in developing original merchandise items for sale to their fans. In addition, through our Entertainment Marketing business, we are able to present artists with revenue from advertising and sponsorship in connection with their music recordings, live performances and Internet activities.

         Direct Marketing Opportunities. Fans have an opportunity to provide identifying information that allows the artists to develop consumer databases. Artists use this database information to communicate news, upcoming music releases, live appearances or online events that are targeted to a particular fan base. Data may also be used to develop artist-approved targeted advertising and marketing opportunities. Artists have access to detailed information about how many people visited their sites, listened to or downloaded their music and purchased compact discs. We maintain artist databases and share revenue generated through their use with the artist.

         New Platform for Digital Distribution. The Internet represents an important new platform for digital music distribution. As the music industry develops new services that provide secure digital distribution and meet the demands of consumers, we intend to make such services available through the ARTISTdirect Network. In addition, we intend to provide artists signed to ARTISTdirect Records with the opportunity to generate incremental revenue from digital music distribution.

         BENEFITS TO CONSUMERS

         Our ARTISTdirect Network offers an extensive destination for the music consumer. Our benefits to consumers include:

         Direct Connection to Artists. Consumers have access to content specifically created or endorsed by their favorite artists, as well as artist news and concert information, music, merchandise, special promotions and other benefits. Special promotions have included opportunities to meet artists, concert ticket giveaways, trips to live concerts, online fan conferences with artists, exclusive music downloads and exclusive videos. Consumers can interact with artists and offer direct feedback on new releases, concert performances and videos.

         Comprehensive Music Resource. The ARTISTdirect Network includes comprehensive resources for searching, discovering and enjoying music content. These resources include a search engine and database of more than 100,000 artists covering a wide variety of musical genres, organized links to other Internet music resources, news, concert information, artist biographies, album reviews, contests and promotions, music samples and downloads. Our music schema is designed to provide access to a complete catalog of music that can be searched by artist, genre or time period.

         Rich Community Features. Our community features provide chats, and message boards relating to both specific artists and more general music topics. Our site enables fans around the world to share interests and commentary about their favorite music and artists and facilitates their discovery of new music. These features also serve as a platform for fans to interact directly with their favorite artists through hosted chats and fan conferences.

         Comprehensive Shopping Destination. The ARTISTdirect Network brings together many of the disparate elements of the music shopping experience. Music consumers can purchase and pre-order a full range of recorded music and shop for artist-related merchandise, including some items available only through ARTISTdirect. In addition, our content, downloadable music, and special promotions enhance the consumer experience.

BUSINESS STRATEGY

         Our objective is to be a leading music entertainment company, producing and distributing new music, providing artist services and reaching music fans through a comprehensive online music network. Our strategy is to:

         Build Our Record Label. We believe that there is a significant opportunity to establish ARTISTdirect Records as an important independent record label. We intend to sign high potential artists capable of delivering commercially successful new music releases in the near term. We also intend to effectively market and promote our releases to create consumer demand and to achieve broad retail distribution in both domestic and international markets through our agreement with BMG Entertainment, one of the five major music companies.

         Build Brand Awareness. We intend to establish ARTISTdirect as a leading brand for music entertainment. We intend to use both online and offline marketing channels to reach consumers and promote the ARTISTdirect brand name. We believe that the establishment of ARTISTdirect Records will provide a significant new platform for branding as we begin to issue new releases under the ARTISTdirect Records name.

         Enhance The Experience of Our Online Users. We intend to add features and content to the ARTISTdirect Network to enhance our users’ experience. We plan to help our users discover new music by providing personalization tools, targeted recommendations, digital downloads and streaming audio and video. In addition, we plan to offer one or more digital music subscription services either directly or under agreements with third-party providers of such services.

         Exploit Our Unique Assets. We intend to exploit our uniquely integrated assets, broad reach and experienced, artist-oriented management team to differentiate ourselves from companies with less comprehensive offerings. For example, we aim to:

•	offer selected artists a range of services, including development, marketing and promotion through our record label; online programming, promotion and distribution through the ARTISTdirect Network; and inclusion in our entertainment marketing initiatives;

•	develop branded live events and tours sponsored by advertisers and merchants; and

•	enable advertisers and merchants to deliver their messages to the audience of the entire ARTISTdirect Network or to targeted audiences within the ARTISTdirect Network.

ARTISTdirect BUSINESS UNITS

         ARTISTdirect Network. The ARTISTdirect Network is comprised of our Media and E-commerce operations. Our Media operations include our content-oriented web sites and our entertainment marketing initiatives. Revenue from Media operations is generated from the sale of online advertising and integrated marketing solutions. E-commerce operations include our ARTISTdirect Superstore, offering a comprehensive selection of music CDs and broad range of artist merchandise, as well as artist-specific offerings of exclusive music and merchandise. We also offer advance tickets to selected concerts through an arrangement with Ticketmaster. Revenue from E-commerce operations is generated primarily from the sale of music CDs and artist merchandise.

         ARTISTdirect Records. In 2001, we formed a new record label company, ARTISTdirect Records, LLC, as a co-venture between our wholly-owned subsidiary, ARTISTdirect Recordings, Inc., and Radar Records Holdings, LLC, an entity wholly owned by our Chief Executive Officer, Mr. Field. Mr. Field serves as the Chief Executive Officer of ARTISTdirect Records. ARTISTdirect Records will develop new musical artists, and produce and distribute their recordings as an independent label utilizing both traditional channels and emerging Internet distribution channels, including our own online music network. We believe ARTISTdirect Records will allow us to strengthen our position as a music entertainment company by developing proprietary content that we can exploit to create value for our shareholders.

         Through December 31, 2001, ARTISTdirect Records had signed recording agreements with 7 artists and has hired 27 employees to work for the label. In November 2001, ARTISTdirect Records entered into a North American distribution agreement and worldwide license arrangement with BMG, the global music division of Bertelsmann AG. Under the terms of the agreement, BMG Distribution will distribute the ARTISTdirect Records releases in North America, and BMG will license ARTISTdirect Records repertoire in territories throughout the world. BMG has entered into a preliminary agreement to acquire a minority stake in ARTISTdirect Records and provide certain funding for the label, subject to the execution of definitive documents.

         Through March 15, 2002, ARTISTdirect Records had signed recording agreements with an additional three artists, for a total of ten, and had increased employee headcount to 46.

INFRASTRUCTURE AND OPERATIONS

         TECHNOLOGY

         Our infrastructure is designed to be integrated, scalable, reliable and secure. The software that we use supports the acquisition, management and publication of content on our Web sites. Our Web sites and servers for content, applications, database and electronic commerce are currently hosted by CNP, Inc. at their co-location service provider, IX2 Networks, LLC, in Los Angeles, California. Our operations depend on these companies’ ability to protect their systems against fire, power loss, telecommunications failure, break-ins and other events. These companies provide comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week. All Web sites, servers, and systems are monitored continuously. Weekly backups are stored at a remote location.

         Our current e-commerce system is based on SAP software with certain enhancements provided to us by Pandesic, LLC, a joint venture between Intel and SAP that wound up operations in January 2001. Upon Pandesic’s cessation of operations, we received the source code and executables for the e-commerce system that had been provided previously by Pandesic and implemented SAP’s software in house under a two-year license from SAP that expires in December 2002. In August 2001, we entered into a one-year agreement with CNP, Inc., formerly Amplified Holdings, Inc., whereby we outsourced the majority of our technology requirements to CNP, including, but not limited to, hosting, e-commerce, content management, and content publication. The agreement automatically renews for successive one-year periods unless either party gives the other party notice of non-renewal before the end of the term in progress. CNP will provide hosting and professional services, and technology development during the term of the agreement. As part of the agreement, CNP licensed its proprietary hosted platform technology to us for our Web sites. In addition to the support provided by CNP, we maintain a small Information Technology department for our internal administrative needs.

         ORDER PROCESSING AND FULFILLMENT

         Our Web sites include an ordering system that is designed to facilitate convenient online purchasing of pre-recorded music and merchandise. Customers can add items to their “shopping cart” while surfing our Web sites. At any time they can securely “checkout”, at which time they need to register (if they are new customers), or enter a username and password to retrieve previously saved billing, shipping and credit card information. We verify orders submitted for credit card payment for fraud detection and sufficient funds before we release them for fulfillment. We also accept alternative modes of payment, such as checks and money orders. Credit card numbers are encrypted, and all customer, commerce and transactional data are stored in secure databases protected by firewalls. The transmission of information over the Internet uses Secure Socket Layer security technology verified by VeriSign.

Alliance Entertainment. In August 1998, we entered into a five-year agreement with Alliance Entertainment Corp. to be our primary supplier of music and music-related information for our ARTISTdirect Superstore. Alliance owns the All Music Guide, a comprehensive source of artist and album information that is supplied to our users through its integration into our network. Alliance fulfills compact discs ordered by our customers and we pay Alliance the wholesale cost plus a fulfillment fee. In addition, Alliance provides warehouse space and fulfillment services pursuant to an oral agreement that Alliance may terminate at any time for a majority of the music-related merchandise that we offer which allows the consolidated shipping of customer orders for both music and merchandise. We have integrated our order processing system with Alliance’s information systems to assist in fulfillment tracking, inventory management and customer service. Almost all of the music titles available for sale on our Web sites are purchased by us from inventory held by Alliance.

Old Glory. In November 2001, we entered into a six-month agreement with Old Glory Boutique Distributing Inc. (“Old Glory”) to be a wholesale supplier of music-related merchandise and provide fulfillment services for the products for which it sells to us. The agreement shall automatically renew for two one-year periods unless either party gives notice of its intent not to renew no less than 90 days before the end of the initial or any extended term.

Giant. We entered into a four-year agreement with Giant Merchandising in April 1999 to supply merchandise on a wholesale basis for both our ARTISTchannels and the ARTISTdirect Superstore.

If we are unable to renew our agreements with these suppliers when they expire, on favorable terms or at all, or if Alliance ceases to provide fulfillment services for merchandise, our business could be adversely affected.

         CUSTOMER SERVICE

         In June 2001, we entered into a two-year agreement with AEC One-Stop Group, Inc. (“Alliance Entertainment”) to provide customer support services for our Web sites’ consumers and respond to customer inquiries, orders and other requests made by phone, fax, e-mail and regular mail. Prior to entering into the agreement with Alliance, we provided customer service with an internal staff of customer service representatives.

SALES AND MARKETING

         ADVERTISING SALES

         We sell entertainment marketing solutions, including advertising and sponsorships, to a variety of advertisers seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network or attending a live event that we organize or are affiliated with. Components of an entertainment marketing solution may include, among other things, title sponsorship of an event or concert tour, promotion in marketing materials for an event or tour, signage and presence at live events, contests to promote consumer registration for sponsor services, and banner ads or content sponsorship on the ARTISTdirect Network. In addition, advertisers may choose single elements such as targeted or run-of-network banners on our Web sites. Pricing is negotiated based upon the size of the target audience, the duration and intensity of the campaign, the number of elements involved, and payments to third parties, such as artists, to secure their services. Our strategy is to expand the number of advertisers using our entertainment marketing solutions and specifically increase our penetration of national, consumer-oriented brand advertisers. We derive a significant portion of our revenue from the sale of advertising. For the years ended December 31, 2001 and 2000, advertising represented 28% and 34%, respectively, of revenue. AT&T Wireless accounted for 20% and 7% of our advertising revenues for the year ended December 31, 2001 and 2000, respectively. During the same periods, Universal Music Group accounted for 17% and 16% of our advertising revenue.

         MARKETING AND PROMOTION

         We use a number of methods to create awareness of the ARTISTdirect Network and drive traffic to our Web sites, with the most prominent being the use of paid placements on other online Web sites. We have focused much of our online advertising on specific artists, contests, promotions and other events designed to attract interest to our sites. We have also used print and radio advertising to create brand awareness for ARTISTdirect and to promote special events taking place on the ARTISTdirect Network. In addition, we participate in the sponsorship of live music and other industry events that provide prominent visibility for ARTISTdirect and maintain a public relations program to facilitate communication with the press and obtain speaking engagements for our senior executives. We also use e-mail direct marketing to communicate with registered users of the ARTISTdirect Network. Campaigns have included direct notification of special merchandise offers, live artist chats, music downloads and non-scheduled live performances.

         COMPETITION

         The market for the online promotion and distribution of music and music-related products and services is relatively new, highly competitive and rapidly changing. There are a large number of Web sites competing for the attention and spending of consumers and advertisers, and we expect that number to increase, because there are few barriers to entry to Internet commerce. In addition, the competition for advertising revenue, both on Web sites and in more traditional media, is intense. We compete as follows:

•	for music consumers and advertisers with providers of music information, community and content such as MTV, America Online, MSN, Yahoo!, Listen.com and various other companies;

•	with major online music retailers such as Amazon.com and CDnow in selling music and merchandise;

•	for music consumers and artist relationships with traditional music industry companies, including BMG Entertainment, a unit of Bertelsmann AG, EMI Music, a unit of EMI Group, Sony Music Entertainment, a unit of Sony Corporation, Warner Music Group, a unit of AOL Time Warner, and Universal Music Group, a unit of Vivendi Universal. Some of these companies have recently established online presences to promote and distribute the music and tours of their respective artists;

•	for music consumers and advertisers with publishers and distributors of traditional media, such as television, radio and print, including MTV, CMT, Rolling Stone and Spin and their Internet affiliates; and

•	with traditional retailers targeting music consumers, including Tower Records and Virgin Megastore and their Internet affiliates, in selling music and merchandise.

         Some of our competitors have agreed to work together to offer music over the Internet, and we may face increased competitive pressures as a result. For example, Universal Music Group and Sony Music have formed a joint venture to operate pressplay, a subscription music service that offers consumers both downloads and on-demand streaming. In addition, RealNetworks, AOL Time Warner, Bertelsmann AG and EMI Group formed MusicNet, a digital music subscription platform featuring on-demand downloads and streaming.

We believe that we are able to compete primarily on the bases of:

•	our integrated offering of both online and offline assets, including the ARTISTdirect Network and ARTISTdirect Records;

•	the breadth and quality of our search, database and the community features of our site;

•	the variety, availability and price of music-related merchandise on our sites;

•	the ease of use and consumer acceptance of the ARTISTdirect Network; and

•	the ability to effectively promote our brands.

Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages over us, including:

•	longer operating histories;

•	significantly greater financial, technical and marketing resources;

•	greater brand name recognition;

•	larger existing customer bases; and

•	more popular content or artists.

         These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products or services than we can. Web sites maintained by our existing and potential competitors may be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to ours. In addition, we may not be able to maintain or increase our Web site traffic levels, purchase inquiries and number of click-thrus on our online advertisements. Further, our competitors may experience greater growth in these areas than we do. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could harm our business.

GOVERNMENTAL REGULATION

         The laws and regulations that govern our business change rapidly. Although our operations are currently based in California, the United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

         CONTENT REGULATION

         Federal, state and foreign governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. For example, the Child Online Protection Act, or COPA, prohibits and imposes criminal penalties and civil liability on anyone communicating material harmful to minors through the Internet for commercial purposes, unless access to such material is blocked to minors under age 17. The Third U.S. Circuit Court of Appeals has upheld a preliminary injunction precluding enforcement of COPA. In November 2001, the U.S. Supreme Court heard an appeal but no decision has been issued yet. We could be liable if the injunction against COPA is lifted and if content delivered by us or placed on our Web sites violates COPA.

         PRIVACY LAW

         The state of privacy law is unsettled, and rapidly changing. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues. In late 1998, the Children’s Online Privacy Protection Act, or COPPA, was enacted, mandating that measures be taken to safeguard minors under the age of 13. The FTC promulgated regulations implementing COPPA on October 21, 1999 which became effective on April 21, 2000. The principal COPPA requirement is that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology. The FTC final regulations create a “sliding scale” of permissible methods for obtaining such consent. Consent for internal use of the individually identifiable information of children under the age of 13 can be obtained through e-mail plus an additional safeguard, such as confirming consent with a delayed e-mail, telephone call, or letter. Obtaining verifiable consent from a child’s parent to share that child’s information with a third party or enable the child to publicly distribute the information by, for example, allowing unrestricted access to a chat room or message board is significantly more burdensome. The temporary “sliding scale” implementation is due to expire on April 21, 2002, although the FTC is seeking to extend the implementation period until April 21, 2004.

         The FTC has required that parental consent for such higher risk activities be verified by more secure methods than e-mail, such as a credit card in connection with a transaction, print-and-sign forms, toll-free numbers staffed by trained operators, or digital signatures. Complying with the new requirements is costly and will likely dissuade some of our customers. While we are attempting to be fully compliant with the FTC requirements, our efforts may not be entirely successful. In addition, at times we rely upon outside vendors to maintain data-collection software, and there can be no assurance that they will at all times comply with our instructions to comply with COPPA. If our methods of complying with COPPA are inadequate, we may face litigation with the FTC or individuals, which would adversely affect our business.

         Moreover, we have posted a Private Policy pertaining to all users and visitors to our Web site. By doing so, we have subjected ourselves to the jurisdiction of the FTC. Should any of our business practices be found to differ from our Private Policy, we could be subject to sanctions and penalties from the FTC. It is also possible that users or visitors could try to recover damages in a civil action as well.

         LAWS GOVERNING SENDING OF UNSOLICITED COMMERCIAL E-MAIL

         We typically provide our customers and other visitors to our Web-sites with an opportunity to “opt-in,” or agree to receive e-mailings from us. While there is no federal regulation yet, California and a number of other states regulate the sending of e-mails for commercial purposes to third-parties where there is no preexisting business relationship. Further, several states give Internet service providers (“ISPs”) a private right of action against those who send large e-mailings across their servers in contravention of the ISP’s posted policy. There is no guarantee that we will always be fully compliant in all of our communications at all times. Our failure to comply with applicable state laws regarding these types of e-mails could result in significant fines, actual or statutory damages, and injunctive actions.

CONFORMANCE TO E-COMMERCE STATUTORY REQUIREMENTS FOR FORMATION OF CONTRACTS

         We conduct e-commerce on our Web-sites, and through affiliated Web-sites. The applicable law on online formation of contracts has been unsettled and is evolving. On June 30, 2000, the federal government enacted the “E-Sign” statute, which in limited cases permits online formation of contracts. Similarly, on January 1, 2000, California adopted a standard version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts. We attempt to comply with these laws, but there is no guarantee that we will be successful. Judicial interpretation of their application could result in customer contracts being set aside or modified. In that case, our e-commerce revenue could be materially adversely affected.

         SALES TAX

         The tax treatment of goods sold over the Internet is currently unsettled. We collect sales taxes for goods shipped to California and Florida, where we have a physical presence. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. While the Internet Tax Freedom Act has placed a moratorium on new state and local taxes on Internet commerce, the tax moratorium will expire on November 1, 2003 and may not continue. Failure to renew this legislation in the future would allow various states to impose taxes on Internet-based commerce, which could adversely affect our business.

         ONLINE CONTESTS AND SWEEPSTAKES

         We conduct online promotional contests and sweepstakes. No purchase is necessary to participate. Our official rules, with all material terms, conditions of eligibility, dates of participation, methods of entry and limitations, if any, along with the odds and prize offerings, are posted on our Web sites. In order to comply with New York and Florida state law, our prizes are limited in value to less than $5,000, or we must comply with those states’ registration and bonding requirements. While we attempt to comply with the law of all fifty state jurisdictions, we may not be uniformly successful, and foreign jurisdictions may attempt to regulate or ban our promotional contests. In that event, we could lose an effective tool for increasing and keeping visitors to our Web site, and our business could be adversely affected.

INTELLECTUAL PROPERTY

         OUR PROPRIETARY RIGHTS

         Copyrighted material that we develop, as well as our service marks and domain names relating to the ARTISTdirect, UBL or iMusic brands, and other proprietary rights are important to our business prospects. We seek to protect our common-law trademarks through federal registration, but these actions may be inadequate. Where consultants develop copyrighted content for us, our general policy is to use written agreements prior to content creation to obtain ownership of that content. In addition, we principally rely upon trademark, copyright, trade secret and contract law to protect our proprietary rights. We generally enter into confidentiality agreements, “work-made-for-hire” contracts and intellectual property licenses with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our technologies, content and other proprietary information.

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

OUR WEB SITES FEATURE CONTENT THAT IS COPYRIGHTED BY MULTIPLE THIRD-PARTIES

         A copyright gives the owner divisible rights, including those of performance, reproduction and distribution. The music featured by us is typically comprised of copyrighted works owned, controlled or administered by multiple third parties, including record labels, artists, songwriters, music publishers and performance rights and licensing organizations such as The Harry Fox Agency, Broadcast Music Inc. and the American Society of Composers, Authors and Publishers. Each song often has multiple copyright owners, who control rights which may include performance, reproduction and distribution rights in the “musical composition” comprised of the lyrics and music, as well as with the “sound recording” of the artist’s interpretation of the “musical composition.” In the case of music videos, there are separate copyrights to the visual content, as well as “synchronization rights” for integrating the music and video. We, or our artists, may have different licensing arrangements with some or all of these parties to perform, reproduce and distribute works depending upon how the song or music video is used by us.

         Our Web sites, depending upon the specific musical work, may offer audio streaming of part or all of an entire song or “Web casting,” or the downloading of an entire song in MP3 or other compressed audio formats. Full-length streaming only occurs in special instances after obtaining an oral license from the record label or band manager for the “sound recording.” In that case, an ASCAP or BMI blanket music license is also obtained by us or by our artists for rights to perform the associated underlying “musical composition.” Where we offer full-length downloads of songs in MP3 or other compressed audio formats, we seek to obtain the rights to transmit, reproduce and perform the “sound recording” in writing from the person or entity owning or controlling copyrights in such “sound recording.” With respect to rights in the “musical compositions” embodied in such “sound recordings” offered for download, we seek to clear rights in musical composition in one of the following three ways:

•	a license agreement with the publisher, writer or other owner of such copyright in the “musical composition”;

•	a waiver of any fees or royalties that would otherwise be required for such use; or

•	a representation and warranty from the owner of the copyrights in the “sound recording” that no mechanical royalties are owed to any third parties.

         In the event that the foregoing steps are insufficient to clear rights, or we otherwise fail to obtain rights, we could be exposed to claims of copyright infringement, with attendant disruption to our operations and liability including potential statutory or actual damages and loss of profits attributable to infringement, plus payment of attorneys’ fees to the claimant and entry of an injunction.

         There are other situations, such as a limited 30-second sample of a song that is “streamed,” where we use content relying upon a sub-license from an artist’s record label. However, the laws in this area are uncertain, and we may be forced to obtain additional licenses or may be prevented from third party content use, and may further be liable to pay actual or statutory damages, profits attributable to any alleged infringement, as well as attorneys’ fees. Our licensing arrangements for third-party content vary from formal contracts to informal agreements based on the promotional nature of the content. In some cases we pay a fee to the licensor for use of the “sound recording,” “musical composition” or music video and in other cases the use is free. We also use other third-party content, including photographs, artist names, likenesses and concert reviews. While it is our general policy to obtain a written release or license for such use, in many instances we rely only upon an oral license for such use. We rely upon our positive working relationships with copyright owners to obtain licenses on favorable terms. Any changes in the nature or terms of these arrangements, including any requirement that we pay significant fees for the use of the content, could have a negative impact on the availability of content or our business.

         For example, the Copyright Office recently opined that additional royalties, besides those collected for musical compositions by ASCAP or BMI, are due for Webcasted music that is selected by or on behalf of the recipient pursuant to 17 U.S.C. sec. 114(j)(7). If upheld, that ruling would prevent us from expanding our service to permit users to play a requested song via our Web site without paying additional royalties.

         LINKING AND FRAMING OF THIRD-PARTY WEB SITES

         We link to and “frame” third-party Web sites of our artists without express written permission to do so. In addition, in the past we have provided a search feature to allow users to find music residing elsewhere on the Internet. Those practices are controversial, and have, in instances not involving us, resulted in litigation. Various claims, including trademark and copyright infringement, unfair competition, and commercial misappropriation, as well as infringement of the right of publicity may be asserted against us as a result of these practices. The law regarding linking and framing remains unsettled; it is uncertain as to how existing laws, especially trademark and copyright law, will be applied by the judiciary to the Internet. Also, Congress is increasingly active in passing new laws related to the Internet, and there is uncertainty as to the impact of future potential laws, especially those involving domain names, databases and privacy.

         DEFAMATION OR CONTRIBUTORY INFRINGEMENT

         Our Web sites feature live “chat,” or interactive on-line discussion groups made up of our customers. We do not censor such comments in advance and it is possible that a customer could use our Web sites as a forum to make false, misleading or disparaging remarks about others. Such on-line comments could lead to claims for defamation or infringement. As to libel claims brought in the United States, we believe that we qualify for safe harbor protection for third-party postings under 47 U.S.C. sec. 230(c)(1). However, other countries, notably the United Kingdom, may impose such liability, and it is possible we could be sued there for third-party postings. Separately, our Web sites allow consumers to use our personal Web publishing tools to post samples of their works. Such postings could be misused to post unlicensed copyrighted content of others. We have obtained limited safe-harbor protection under the recently-enacted Digital Millennium Copyright Act against liability for infringing material of which we do not have control and knowledge.

EMPLOYEES

         As of December 31, 2001, we had 46 full-time employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

RISKS RELATED TO OUR BUSINESS

IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND RAPIDLY EVOLVING BUSINESS

         Our limited operating history and rapidly evolving business make it difficult to evaluate our prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential are unproven, and our business model is constantly and rapidly evolving. In particular, the Internet is constantly changing and we may need to modify our business model to adapt to these changes, including our recent decision to focus a significant amount of resources on off-line businesses such as ARTISTdirect Records, our record label co-venture with Ted Field.

OUR BUSINESS MODEL IS NEW AND UNPROVEN, AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE TO OPERATE OUR BUSINESS SUCCESSFULLY

         Our model for conducting business and generating revenue is new and unproven. Our success will depend primarily on our ability to generate revenue and income from our co-venture record label and from multiple sources through the ARTISTdirect Network, including:

•	online sales of music and related merchandise;

•	sales of advertising and sponsorships;

•	marketing our database of consumer information and preferences;

•	sales of, or subscription fees for, digitally distributed music; and

•	sales of music CDs by our record label.

         It is uncertain whether a music-related Web site that relies on attracting people to learn about, listen to and purchase music and related merchandise can generate sufficient revenue from electronic commerce, advertising, sales of database information and sales of, or fees for, digital downloads of music, to become a viable business. We provide many of our online features without charge, and we may not be able to generate sufficient revenue to pay for these features. In addition, it may take a significant amount of time for us to develop our record label co-venture with Ted Field. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable. If our markets develop more slowly than expected or become saturated with competitors, our products and services do not achieve or sustain market acceptance, we may not be able to successfully operate our business.

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE LOSSES AND NEGATIVE CASH FLOW FOR THE FORSEEABLE FUTURE

         To date, we have not been profitable on an annual or quarterly basis and have incurred accumulated losses of approximately $193.8 million as of December 31, 2001. For the years ended December 31, 2001 and December 31, 2000, we incurred net losses of approximately $69.9 million and $59.3 million, respectively, which represented approximately 671% and 317%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for at least the near future. We will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will likely be unable to continue our operations.

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

IF WE ARE NOT SUCCESSFUL IN GENERATING REVENUE FROM A CO-VENTURE RECORD LABEL WITH TED FIELD, OUR BUSINESS AND FINANCIAL CONDITION MAY BE MATERIALLY ADVERSELY AFFECTED

         In 2001, we decided to invest a significant amount of our resources in offline activities and in May 2001, we entered into an agreement with music and entertainment veteran, Ted Field, to develop and operate a co-venture record label and to hire Mr. Field as our Chairman of the Board and Chief Executive Officer. The co-venture record label is a new enterprise and will face significant challenges in developing and operating its planned business, including but not limited to the following:

•	identifying and entering into recording agreements with artists for the record label;

•	hiring and retaining personnel for the record label;

•	producing and promoting new music recordings for artists signed to the record label;

•	developing a recognized brand name in the music industry;

•	developing distribution channels for the record label;

•	integrating the record label’s operations with our existing operations; and

•	generating record label revenue and achieving profitability.

         The record label has a very limited operating history upon which to assess whether it will be able to meet all of the challenges required to successfully develop and operate its business. Accordingly, there can be no assurance that Mr. Field will be able to successfully operate the label. If the record label is not able to develop a successful business with revenue and profits, we will not receive the anticipated benefits of our investment in the record label and our business, financial condition and results of operations would be materially and adversely affected.

THERE MAY BE A SIGNIFICANT CONFLICT OF INTEREST AS A RESULT OF TED FIELD’S SEPARATE OWNERSHIP INTEREST IN ARTISTDIRECT RECORDS LLC AND HIS DUAL ROLES AS CHIEF EXECUTIVE OFFICER OF BOTH THE RECORD LABEL AND THE COMPANY

         As of March 15, 2002, Mr. Field held options to purchase approximately 11% of the outstanding voting interests in the Company and also held approximately 50% of the outstanding ownership interests in ARTISTdirect Records LLC, the Company’s record label venture. By virtue of the difference in his ownership interests, Mr. Field would likely gain a greater personal benefit if opportunities are capitalized on by ARTISTdirect Records rather than by the Company. Accordingly, there are potential conflicts of interest between the Company and Mr. Field. Although our employment agreement with Mr. Field precludes him from voting on behalf of the Company on matters concerning ARTISTdirect Records, Mr. Field will, by virtue of his authority as Chief Executive Officer of both the Company and ARTISTdirect Records, have substantial influence over the execution of any decisions made by the Company’s Board of Directors.

         As a result, Mr. Field could, through his day-to-day managerial decisions, take actions that are detrimental to the Company and favorable to ARTISTdirect Records. In addition, Mr. Field’s concurrent service as the Chief Executive Officer of both the Company and ARTISTdirect Records could allow Mr. Field to devote more time to ARTISTdirect Records than to the Company. Under the terms of the employment agreement with each entity, Mr. Field is required to devote at least 80% of his business time exclusively to the Company and ARTISTdirect Records. However, Mr. Field is allowed to devote all of that business time exclusively to the Record Label as long as it does not adversely affect his performance under the terms of his employment agreement with the Company. While the Company does not expect that any of the foregoing events will occur, there can be no assurance that Mr. Field will always act in the best interests of the Company and its stockholders.

WE HAVE COMMITTED A SUBSTANTIAL AMOUNT OF OUR AVAILABLE CASH TO THE RECORD LABEL CO-VENTURE WITH TED FIELD AND, AS A RESULT, THE AMOUNT OF CASH THAT WE WILL HAVE AVAILABLE TO OPERATE OUR OTHER BUSINESS HAS BEEN SUBSTANTIALLY REDUCED

         The record label co-venture with Mr. Field represents a significant shift in the planned use of our cash resources. We are obligated to provide as much as $50 million to the record label over the next five years. Subject to this overall limit, we are obligated to advance as much as $15 million per year to the record label and could provide funding in excess of $15 million per year with the approval of the Company’s Board of Directors. As of December 31, 2001, we had approximately $46.5 million in cash and short-term investments. While we currently believe this amount of cash is adequate to fund our obligations to the record label and our existing businesses for at least the next 12 months, if the record label is not successful, or if there is a material delay in anticipated cash flow from the record label, there can be no assurance that our existing cash resources will be adequate to enable us to successfully operate our other businesses or to become cash flow positive at any time in the foreseeable future. If this occurs, we will need to raise additional capital to continue operating our businesses. There can be no assurance that we will be able to raise this additional funding at all or on reasonably acceptable terms if it is needed in the future. If we are unable to successfully raise any necessary funding, our ability to successfully operate our business would be materially adversely affected. See “Liquidity and Capital Resources” on pages 38-39 for more information on our liquidity and capital resources.

OUR EQUITY INTEREST IN THE RECORD LABEL CO-VENTURE MAY BE SIGNIFICANTLY DILUTED IF WE ARE UNABLE TO MEET OUR FINANCING COMMITMENT

         In the event that we fail to provide funding to ARTISTdirect Records as required under the terms of the operating agreement governing the co-venture, ARTISTdirect Records then has the right to secure substitute financing. Among other things, any advances made by us that are outstanding at the time will become subordinated to repayment of the substitute financing and we can be forced to divest certain of our equity interest in ARTISTdirect Records should the issuance of an equity interest to the substitute financier be required as a condition of the substitute financing.

WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL NEEDS

         We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months, including our significant financial commitment to the record label co-venture with Ted Field. There can be no assurance, however, that the underlying assumed levels of revenue and expenses will prove to be accurate. If our available cash and cash flows from operations are insufficient to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds to continue our operations, fund our record label joint venture, market our sites, develop new or enhanced services and respond to competitive pressures. In light of the decline in our stock price since our initial offering and the recent extreme volatility in the capital markets, we may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our record label joint venture, successfully market our sites, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

WE DO NOT CURRENTLY EXPECT ONLINE ADVERTISING TO GROW SIGNIFICANTLY IN THE NEAR FUTURE AND AS A RESULT, OUR BUSINESS MAY BE ADVERSELY AFFECTED

         If we do not increase advertising revenue, our business will be adversely affected. Increasing our advertising revenue depends upon many factors, including our ability to:

•	respond to and anticipate fluctuations in the demand for, and pricing of, online advertising;

•	develop and maintain key advertising relationships and compete for advertisers with Internet and traditional media companies;

•	conduct successful selling and marketing efforts aimed at advertisers;

•	successfully develop, sell and execute entertainment marketing solutions;

•	increase the size of our audience and the amount of time that our audience spends on our Web sites;

•	accurately measure the size and demographic characteristics of our audience;

•	offer advertisers the means to effectively target their advertisements to our audience; and

•	increase the amount of revenue per advertisement.

         Our failure to achieve one or more of these objectives could impair our ability to increase advertising revenue, which could adversely affect our business. In addition to the above factors, general economic conditions, as well as economic conditions specific to online advertising, electronic commerce and the music industry, could affect our ability to increase our advertising revenue. In particular, the growth of online advertising has recently declined, which has had, and in the future may continue to have, a significant adverse effect on our revenue from online advertising. We do not currently expect online advertising to grow significantly in the near future. In the past, we have traditionally relied on a limited number of customers for our advertising revenue. For instance, for the year ended December 31, 2001, AT&T Wireless accounted for 20% of our media revenue for that period and Universal Music Group accounted for 17%. We expect that our media revenue from Universal Music Group will be significantly less, in absolute dollar amount, in the future, which could have a material adverse impact on our advertising revenue and our business, financial condition and results of operations.

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

WE DEPEND UPON ARTISTS TO GENERATE ELECTRONIC COMMERCE REVENUE AND TRAFFIC TO OUR WEB SITES

         We believe that the future success of our online e-commerce business depends in part on our ability to maintain our existing artist relationships and to establish additional relationships with artists. During 2001, we modified the agreements with many of our artists to simplify the relationship between the artists and us. Our business would be adversely affected by any of the following:

•	our inability to establish relationships with new artists and offer their music and merchandise for sale to our customers;

•	the loss of popularity of artists for whom we sell music and merchandise;

•	increased competition to maintain existing relationships with artists; and

•	non-renewals or non-conversions of certain of our current agreements with artists.

         If we are not able to provide valuable services or incentives to artists, or if we otherwise fail to maintain good relations with our artists, they may lose interest in providing content and merchandise and otherwise promoting the ARTISTdirect Network. The artists own the domain names for their Web sites and some of the intellectual property rights with respect to content developed for the Web sites. As a result, we may lose the rights to operate artists’ official online stores if our agreements with these artists terminate and are not renewed or converted. Most of our current artist contracts have a term of three years, and most of these agreements expire in 2002. Upon expiration, artists may decide not to renew these contracts on reasonable terms, if at all. We plan to negotiate new agreements with some of our existing artists and terminate existing agreements with some of our other artists. Our inability to negotiate new agreements or to terminate existing agreements may have an adverse impact on our business. In the past, we have offered our artists options to purchase our common stock. Options were intended to provide artists with an additional incentive to actively promote their Web sites and the ARTISTdirect Network. We do not currently intend to offer artists options or other equity incentives in the future and this may impair our efforts to sign new artists. If we cannot maintain our current relationships with artists or sign agreements with new artists, our user base would likely diminish and our ability to generate revenues from electronic commerce would be seriously harmed.

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

IF WE DO NOT BUILD AND MAINTAIN STRONG BRANDS, WE MAY NOT BE ABLE TO ATTRACT A SIGNIFICANT NUMBER OF USERS TO OUR WEB SITES

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

OUR MARKET IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST OUR CURRENT AND FUTURE COMPETITORS

         The market for the online promotion and distribution of music and related merchandise is highly competitive and rapidly changing. There are a significant number of Web sites promoting and distributing music and related merchandise that compete for the attention and spending of consumers, advertisers and users. We face competitive pressures from numerous actual and potential competitors. Our competitors include America Online, MSN, Yahoo!, Listen.com, Amazon.com, CDnow, MTV, other web sites and traditional music companies.

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

         We rely to a large extent on timely distribution by third parties. We have historically relied substantially on one vendor, Alliance Entertainment, to fulfill and distribute our orders for music and related merchandise. During the years ended December 31, 2001 and December 31, 2000, virtually all of our orders for music and related merchandise were fulfilled by Alliance. In November 2001, we entered into an agreement with another third party, Old Glory Boutique Distributing Inc., to provide fulfillment services for certain merchandise not being carried and fulfilled with Alliance. We purchase almost all of our compact discs from Alliance and a substantial portion of our music-related merchandise from a limited number of artist licensees or wholesalers including Giant Merchandising, Old Glory and several other vendors. Our contracts with Alliance, Giant and Old Glory expire in August 2003, April 2003 and April 2003, respectively. Our business could be significantly disrupted if Alliance, Old Glory, Giant or other vendors were to terminate, fail to renew or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Old Glory, Giant or other vendors are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms in a timely manner, or at all.

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

OUR RECORD LABEL BUSINESS IS SUBJECT TO UNPREDICTABLE FLUCTUATIONS, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS

         We expect that our co-venture record label will experience significant fluctuations in revenue and income based, in part, on the release schedule for artists signed to the label and the subsequent sales of the released CDs. It is inherently difficult to predict the sales for any particular CD and, therefore, operating results for any given period may be significantly higher or lower than another given period. To the extent that the record label results are significantly lower than expected for any given period, this could adversely affect our overall operating results and would likely cause our stock price to fall.

WE MAY BE SUBJECT TO SYSTEM DISRUPTIONS, WHICH COULD REDUCE OUR REVENUE

         Our ability to attract and retain artists, users, advertisers and merchants for our online network depends on the performance, reliability and availability of our Web sites and network infrastructure. The maintenance and operation of substantially all of our Internet communications hardware and servers have been outsourced to CNP, Inc. (formerly Amplified Holdings, Inc.) and its providers. We have periodic maintenance windows, and we experience outages from to time caused by temporary problems in our own systems or software or in the systems or software of these third parties. While we have implemented procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time. Our users also depend on third party Internet service providers and Web site operators for access to our Web sites. These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures in the future which are unrelated to our systems, but which could nonetheless adversely affect our business.

WE RELY ON CNP, INC. FOR EXTENSIVE TECHNOLOGY SUPPORT AND ANY DISRUPTION OF OUR OUTSOURCING AGREEMENT WOULD ADVERSELY AFFECT OUR OPERATIONS

         In August 2001, we entered into a one-year agreement with CNP, Inc. whereby we outsourced the majority of our technology requirements, including, but not limited to, hosting, e-commerce, content management and content publication. Our Web sites and servers for content, applications, database and e-commerce are currently hosted by CNP at their co-location service provider, IX2 Networks, LLC, in Los Angeles, California. Our agreement with CNP automatically renews for successive one-year periods unless either party gives the other party notice of non-renewal before the end of the term in progress. There can be no assurance that our agreement with CNP will be renewed at the end of its current term. In addition, CNP is a private company with limited capital resources and there can be no assurance that CNP will continue in operation or do so at a level sufficient to be able to provide us with adequate support under the agreement. Should CNP breach its obligations to us under the agreement, we would be entitled to either enter into an agreement with another third party or bring back in house the hosting, publishing and management of our websites. However, this could result in disruptions of our systems and greater expenditures, thereby adversely affecting our operations and financial results.

COMPUTER VIRUSES, ELECTRONIC BREAK INS OR SIMILAR DISRUPTIVE EVENTS COULD DISRUPT OUR ONLINE SERVICES

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

IF WE DO NOT MANAGE OUR OPERATIONS, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS EFFECTIVELY

         Since our inception in August 1996, we have rapidly and significantly expanded and changed our operations. We expect further significant changes, particularly as a result of the record label co-venture and other potential opportunities. This process has strained, and we expect that it will continue to strain, our management, operations, systems and financial resources. In 2001, we reduced our headcount to conserve cash and may further reduce headcount in the future. At the same time, we have expanded staff associated with the record label co-venture. Accordingly, to manage our operations and personnel, we must improve and effectively utilize our existing operational, management, marketing and financial systems and maintain close coordination among our technical, finance, marketing, sales and production staffs. In addition, we may also need to increase the capacity of our software, hardware and telecommunications systems on short notice. We also will need to manage an increasing number of complex relationships with users, strategic partners, advertisers and other third parties, especially in light of certain functions being outsourced. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

THE LOSS OF KEY PERSONNEL, INCLUDING TED FIELD, MARC GEIGER, OR KEITH YOKOMOTO, COULD ADVERSELY AFFECT OUR BUSINESS BECAUSE THESE INDIVIDUALS ARE IMPORTANT TO OUR CONTINUED GROWTH

         Our future success depends to a significant extent on the continued services of our senior management, particularly Ted Field, Marc Geiger, and Keith Yokomoto. The loss of any of these individuals would likely have an adverse effect on our business. Competition for personnel throughout our industry is intense and we may be unable to retain these key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITIVE POSITION COULD BE HARMED OR WE COULD BE REQUIRED TO INCUR EXPENSES TO ENFORCE OUR RIGHTS

         We rely upon registered trademark rights in the United States for our commercial use of the ARTISTdirect, UBL, Ultimate Band List, and iMusic brand names and their respective associated domain names, and the ARTISTdirect logo. We seek to protect our trademarks, copyrights and other proprietary rights by registration and other means, but these actions may be inadequate. We have trademark applications pending in several jurisdictions, but our registrations may not be accepted or may be preempted by third parties and/or we may not be able to register our trademarks in all jurisdictions in which we intend to do business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information. The steps we have taken may not prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. If third parties were to use or otherwise misappropriate our copyrighted materials, trademarks or other proprietary rights without our consent or approval, our competitive position could be harmed, or we could become involved in litigation to enforce our rights. In addition, policing unauthorized use of our content, trademarks and other proprietary rights could be very expensive, difficult or impossible, particularly given the global nature of the Internet.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST US COULD BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS

         Third parties may assert trademark, copyright, patent and other types of infringement or unfair competition claims against us. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, loss of access to, and use of, content, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. While we have resolved all such disputes in the past, we may not be able to do so in the future. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology or content on a timely basis, it could harm our business. In addition, we rely on third parties to provide services enabling our online product sales transactions, including credit card processing, order fulfillment, shipping and customer service. We could become subject to infringement actions by third parties based upon our use of intellectual property provided by our third-party providers. It is also possible that we could become subject to infringement actions based upon the content licensed from third parties. Any such claims or disputes could subject us to costly litigation and the diversion of our financial resources and technical and management personnel. Further, if our efforts to enforce our intellectual property rights are unsuccessful or if claims by third parties against ARTISTdirect, the UBL and iMusic are successful, we may be required to change our trademarks, alter or remove content, pay financial damages, or alter our business practices. These changes of trademarks, alteration of content, payment of financial damages or alteration of practices may adversely affect our business.

         WE MAY BE UNABLE TO ACQUIRE NECESSARY WEB DOMAIN NAMES

         We may be unable to acquire or maintain Web domain names relating to our brand or to artist-specific Web sites in the United States and other countries in which we may conduct business. We currently hold various relevant domain names, including the “artistdirect.com,” “ubl.com,” and “imusic.com” domain names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees and is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring or using domain names that infringe or otherwise decrease the value of our brand name, trademarks and other proprietary rights.

IF OUR ONLINE SECURITY MEASURES FAIL, WE COULD LOSE VISITORS TO OUR SITES AND COULD BE SUBJECT TO CLAIMS FOR DAMAGE FROM OUR USERS, CONTENT PROVIDERS, ADVERTISERS AND MERCHANTS

         Our relationships with consumers would be adversely affected and we may be subject to claims for damage if the security measures that we use to protect their personal information, especially credit card numbers, are ineffective. We rely on security and authentication technology that we license from third parties to perform real-time credit card authorization and verification with our bank. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer’s personal information. Our infrastructure may be vulnerable to unauthorized access, physical or electronic computer break-ins, computer viruses and other disruptive problems. Internet service providers have experienced, and may continue to experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees and others. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Security breaches relating to our activities or the activities of third-party contractors that involve the storage and transmission of proprietary information could damage our reputation and our relationships with our content providers, advertisers and merchants. We also could be liable to our content providers, advertisers and merchants for the damages caused by such breaches or we could incur substantial costs as a result of defending claims for those damages. We may need to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Our security measures may not prevent disruptions or security breaches.

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

LAWS OR REGULATIONS MAY ADVERSELY AFFECT OUR ABILITY TO COLLECT DEMOGRAPHIC AND PERSONAL INFORMATION FROM USERS, OR TO DISPLAY CERTAIN CONENT ON OUR SITES, AND COULD AFFECT OUR ABILITY TO ATTRACT ADVERTISERS

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

WE MAY CONTINUE TO HAVE CONTINGENT LIABILITY DUE TO OUR ISSUANCES OF SECURITIES IN VIOLATION OF SECURITIES LAWS

         Prior to our initial public offering, we issued a number of shares and options to purchase shares of our common stock to our employees and to artists and their managers and advisors. Due to the nature of the persons who received these shares and options in addition to our employees and the total number of shares and options issued to them and our employees, the issuance of some of these shares and options did not comply with the requirements of Rule 701 under the Securities Act of 1933, as amended, or any other available exemptions from the registration requirements of Section 5 of the Securities Act, and may not have qualified for any exemption from qualification or registration under applicable state securities laws either.

         As a result, in November 2001,we made a rescission offer to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to applicable state securities law. In the rescission offer, we offered to repurchase from these persons all shares purchased by these persons pursuant to option exercises by these persons before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for these purchased shares, plus interest from the date of purchase until the expiration of the rescission offer, at the current statutory rate per year mandated by the state in which the shares were purchased, or at 7% per year if a “private placement” exemption was available in a particular state or if the shares were otherwise issued in compliance with state law (less any amounts received by those persons who had already sold their shares). We also offered to repurchase all unexercised options granted to these persons at 20% of the option exercise price times the number of option shares, plus interest from the date the options were granted until the rescission offer expires, at the current statutory rate per year mandated by the state in which the options were granted, or at 7% per year if a “private placement” exemption was available in a particular state or if the options were otherwise granted in compliance with state law. The rescission offer was completed in December 2001. 83,403 shares and 636,740 options were tendered in the rescission offer and the cost to us of repurchasing such shares and options was approximately $10.2 million.

         The Securities Act does not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered under the Securities Act as required. Accordingly, we may continue to be contingently liable under the Securities Act to any offerees that rejected the rescission offer. In addition, it is possible that offerees may claim that the consideration offered to them in the rescission offer was insufficient, in which case we may have additional liability.

OUR COMMON STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL STOCKHOLDERS

         The market prices of Internet-related stocks, including our common stock, have been volatile and we expect that they will continue to be volatile. In particular, our common stock may be subject to significant fluctuations in response to a variety of factors, including but not limited to:

•	general economic conditions;

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	failure to meet analyst predictions and projections;

•	changes in market valuations of media and online e-commerce companies;

•	new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	additions or departures of key personnel;

•	our sales of common stock or other securities in the future; and

•	other events or factors, many of which are beyond our control.

         In addition, the average trading volume of our common stock has been extremely low in the past. As a result, our stock price may be susceptible to significant volatility on a day-to-day basis, depending on the number of shares traded on any given day. Due to these factors, you may not be able to sell your stock at or above the price you paid for it, which could result in substantial losses.

RISKS RELATED TO OUR INDUSTRY

WE MAY BE SUED FOR CONTENT AVAILABLE OR POSTED ON OUR WEBSITE OR PRODUCTS THROUGH OUR WEB SITES OR FOR LINKING AND FRAMING OF THIRD-PARTY WEB SITES

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

OUR NET SALES COULD BE ADVERSELY AFFECTED IF WE BECOME SUBJECT TO SALES AND OTHER TAXES

         If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on our sale of products over the Internet, our net sales and results of operations could be harmed. We do not currently collect sales or other similar taxes for physical shipments of goods into states other than California and Florida. However, one or more states may seek to impose sales tax collection obligations on companies, such as ARTISTdirect, which engage in or facilitate online commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the exchange of merchandise on its system, our results of operations could be adversely affected. In addition, any operations in states outside California and Florida could subject our shipments in such states to state sales taxes under current or future laws. Congress has enacted legislation limiting the ability of the states to impose taxes on Internet-based transactions. This legislation, known as the Internet Tax Freedom Act, imposes a moratorium ending on November 1, 2003 on state and local taxes on electronic commerce where such taxes are discriminatory and on Internet access unless such taxes were generally imposed and actually enforced before October 1, 1998. Failure to renew this legislation in the future would allow various states to impose taxes on Internet-based commerce.

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

ITEM 2. PROPERTIES

         Our principal corporate offices are located in Los Angeles, California where we lease approximately 64,000 square feet under a lease that expires in 2010. We have sub-leased approximately 30,000 square feet of our space to a third party under a sub-lease agreement that is subject to a termination option anytime after April 30, 2004. We expect that our current space will accommodate our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         ARTISTdirect’s common stock is listed for quotation on the Nasdaq National Market under the symbol “ARTD.” The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by Nasdaq since our initial public offering which was completed in March 2000:

2000	HIGH(1)	LOW(1)

Second Quarter	$82.50	$27.50

Third Quarter	38.75	11.25

Fourth Quarter	15.00	3.44

2001

First Quarter	$10.00	$4.06

Second Quarter	7.80	3.30

Third Quarter	7.00	4.90

Fourth Quarter	14.87	5.50

(1)	All numbers are adjusted to reflect a one-for-ten reverse stock split in July 2001.

         On March 15, 2002, the closing sale price for our common stock as reported by Nasdaq was $10.51 per share.

HOLDERS

         As of March 15, 2002, there were 249 holders of record of our common stock.

DIVIDENDS

         We have never paid any cash dividends on our common stock and we have no current plans to do so.

SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data with respect to ARTISTdirect’s consolidated statements of operations for the years ended and consolidated balance sheets as of December 31, 2001, 2000, 1999, 1998, and 1997 are derived from the audited Consolidated Financial Statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

TABLE OF SELECTED FINANCIAL DATA	Fiscal Year Ended December 31

	(in thousands, except per share data)

	1997	1998	1999		2000	2001

Net Sales or Operating Revenues(1)	$914	$2,665	$8,970		$18,730	$10,421

Loss from continuing operations	657	5,689	57,826		61,499	69,927

Loss from continuing operations per common share	—	—	17.16	(2)	27.52	19.50

Total Assets	314	3,412	97,830		117,762	59,873

Long term obligations and redeemable preferred stock (including long term debt, capital leases, and redeemable preferred stock as defined in Rule 5-02.28 of Reg S-X)	—	5,135	112,390		12,308	903

(1)	Net sales exclude revenues from the Agency business, which is being classified as a discontinued operation for all periods presented. This segment was discontinued in December 2001.

(2)	The loss from continuing operations per common share is for the period from October 1, 1999 through December 31, 1999. The Company was merged into a C corporation on October 6, 1999. Consequently, there is no loss per share before that date, as the Company was an LLC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning our unproven business model, increased competition in its industry, our ability to generate revenues from our record label, online product sales, advertising and other revenue streams, ability to increase visits to our site, ability to attract and retain artists, ability to adequately fund our operations and financial commitments, ability to offer compelling content, ability to fulfill on-line music and merchandise orders in a timely manner, ability to build brand recognition, ability to integrate acquisitions of technology and other businesses, ability to protect and/or obtain intellectual property rights, and ability to manage growth. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should carefully consider those risks, in addition to the other information in this Annual Report and in our other filings with the SEC, before deciding whether or not to increase or maintain your investment in ARTISTdirect. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Annual Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Annual Report and in our other filings with the SEC that discuss our business in greater detail.

OVERVIEW

We are a music entertainment company that combines an online music network and a record label to provide an integrated offering for music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of Web sites offering multi-media content, music news and information, community around shared music interests, music- related commerce and digital music services. We previously operated a record label, Kneeling Elephant Records, which ceased operations in June 2000. In May 2001, we entered into an agreement with veteran entertainment executive Ted Field to become our Chairman and Chief Executive Officer and form a new record label in partnership with us. On June 29, 2001, our stockholders approved the employment of Mr. Field and the formation of the record label, ARTISTdirect Records, LLC, as a 50/50 co-venture between ARTISTdirect and Mr. Field where we agreed to provide a significant financial commitment. Through our co-venture record label, we develop new musical artists and produce and distribute their recordings as an independent label utilizing both traditional channels and emerging Internet distribution channels. In addition to the formation of the record label and our financial commitment, we entered into a five-year employment agreement with Mr. Field and he joined our Board of Directors. Mr. Field also serves as the Chief Executive Officer of the record label.

In November 2001, the Company agreed in principle to sell a 5% equity interest in the joint venture to BMG Entertainment in connection with a worldwide distribution agreement that was entered into with them. This transaction is subject to the execution of definitive agreements. As part of the distribution agreement, BMG agreed to advance certain monies against net sales proceeds. As part of the purchase of equity, BMG agreed to assume a portion of our funding commitment to the operations of the joint venture. However, as of December 31, 2001, definitive agreements had not been finalized and the sale of equity to BMG had not been completed. Due to our commitment to fully fund the operations of the joint venture, we have recorded 100% of the losses of the co-venture. If the sale of equity to BMG is completed, we plan to record our pro rata share of the losses of the co-venture based on the relative funding commitments between BMG and us.

In December 2001, we decided to exit the music talent agency business because we believed that our prospects for increasing the value of this business were limited and that there were potential conflicts of interests with our new co-venture record label. As a result, we have recorded the net results of this business segment as a discontinued operation in the consolidated statement of operations for all years presented. We expect to complete the wind-up of the agency business during the first half of 2002.

As part of the Company’s overall cost-cutting measures implemented in 2001, we significantly reduced our operating costs. In particular, during the year ended December 31, 2001, we laid off 137 employees. We expect this to help us reduce our net loss going forward and conserve our cash resources given prevailing market conditions. We have incurred cumulative net losses of $193.8 million from inception to December 31, 2001, of which approximately $69.3 million represented stock-based compensation expense. While we have significantly reduced our operating expenses, especially those related to our online operations, technology infrastructure and marketing, we expect our net losses to continue and to remain significant for the foreseeable future. We are committed to spend up to $50 million over five years developing the new record label with Ted Field. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. See “Risk Factors” for a more complete description of the many risks we face. Our business is evolving rapidly, and therefore we believe that period-to-period comparisons of our operating results may not be meaningful and may not be accurate indicators of future performance.

RESCISSION OFFER

         In December 2001, we completed a rescission offer in which we rescinded the purchase of 83,403 shares of our common stock purchased upon the exercise of options and the issuance of vested and unvested unexercised options to purchase 636,740 shares of our common stock. The shares of stock were repurchased at prices ranging from $12.40 to $40.00 per share and the unexercised options that were rescinded had exercise prices ranging from $12.40 to $140.00 per share. In aggregate, we paid $10.2 million, which we funded from our available cash balances. As a result of the rescission offer, the number of our fully diluted shares was reduced to 3,460,608 as of December 31, 2001.

REVERSE STOCK SPLIT

In July 2001, we completed a one-for-ten reverse stock split of our Common Stock. Accordingly, unless otherwise specified, all references to the Company's Common Stock herein reflect the one-for-ten reverse stock split.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

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

Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to six months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of ARTISTdirect remain and collection of the resulting receivable is reasonably assured. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met.

Stock Based Compensation

Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities. We record the fair value of options/warrants granted to non-employees as compensation expense over the period of service. We determine the fair value of the options/warrants based on the Black-Scholes option pricing model.

Stock-based compensation included in operating expenses represents the amortization of non-cash compensation expense related to equity instruments granted to employees, directors, professional firms, artists and artist advisors. Compensation for equity grants to non-employees is recorded in the same manner as described above. We record stock compensation for employee option grants forequal to the excess of the fair value of our common stock over the exercise price on the grant date. We record the compensation over the vesting period.

Impairment of Long-Lived Assets and Goodwill

We evaluate impairment of long-lived assets (which consist primarily of fixed assets) and goodwill by comparing the projected future cash flows at the lowest level of discrete financial information, our operating segments, to the carrying amount of the assets. In the event that projected future cash flows do not appear to be sufficient to recover the carrying amounts of the assets, we record an impairment charge to record the assets at their fair value. The fair value represents the discounted projected future cash flows.

REVENUE

         Prior to our decision to exit the music talent agency business, we generated revenue from three sources: E-Commerce, Media and Agency. In December 2001, we decided to exit the Agency business and expect to fully wind up operations during the first half of 2002. Therefore, the results of the Agency business have been shown in our financial statements as a discontinued operation. Prior to June 30, 2000, we generated revenue from our Kneeling Elephant Record Label. This revenue is shown in our financial statements as other revenue. Substantially all of our revenue is generated in cash. For the year ended December 31, 2001 there was no barter revenue and approximately 1% of our revenue for the year ended December 31, 2000 was barter revenue.

         E-Commerce Revenue. E-Commerce revenue includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through the ARTISTdirect shopping mall of our network. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our e-commerce sales in the fourth quarter have, on average, been higher than in other quarters. We believe that this trend may continue for the foreseeable future. For the years ended December 31, 2001 and 2000, e-commerce revenue was $7.5 million and $12.2 million, respectively, which constituted approximately 72% and 65%, respectively, of our total net revenue from continuing operations for those periods.

         Media Revenue. Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to six months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of ARTISTdirect remain and collection of the resulting receivable is reasonably assured. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. For the years ended December 31, 2001 and December 31, 2000, media revenue was $2.9 million and $6.3 million, respectively, which constituted approximately 28% and 34%, respectively, of our total net revenue from continuing operations for those periods. Since most of our sponsorship and advertising contracts are short-term in nature, our advertising revenue is susceptible to significant fluctuation. In particular, our net revenue from advertising revenue has significantly decreased since the third quarter of 2000. This decrease is primarily due to advertisers spending less money on advertising in general and on banner advertising in particular. In addition, we have been focusing our sales efforts on integrated marketing solution packages that offer advertisers a combination of off-line concert and tour sponsorships that are supported by online banner advertising and custom content areas. These deals can take over six months to put together due to their complex nature. Accordingly, we do not expect our advertising revenue to increase significantly in the near future. During the year ended December 31, 2001, AT&T Wireless accounted for 20% and Universal Music Group accounted for 17% of our total media revenue. No other advertiser accounted for more than 10% of our media revenue for that period.

         Agency Revenue. Revenue from the ARTISTdirect Agency, which we decided to dispose of in December 2001 and is shown as a discontinued operation in our financial statements, consisted primarily of commissions generated on tour and event bookings of artists represented by the agency. Agency revenue was recognized at the time the artist was paid. Agency revenue fluctuated depending on touring schedules of major artists represented by the agency. For the years ended December 31, 2001 and December 31, 2000, agency revenue was $1.0 million and $2.9 million, respectively.

         Other Revenue. Prior to June 30, 2000, revenue from Kneeling Elephant Records was generated from overhead advances from RCA, which provided all the funding for that record label. We discontinued our Kneeling Elephant Records operation after June 30, 2000.

         ARTISTdirect Records. We expect that ARTISTdirect Records will generate revenue primarily from the sale of compact discs by artists signed to the record label. Since ARTISTdirect Records is a co-venture between our wholly-owned subsidiary, ARTISTdirect Recordings, Inc., and Radar Records Holdings, LLC, any income or loss generated by ARTISTdirect Records will be accounted for under the equity method of accounting as income or loss from equity investments in the statement of operations.

COST OF REVENUE

         Direct cost of product sales consists primarily of the cost of merchandise sold, the amounts payable to artists for their share of net proceeds, online transaction costs, including credit card fees, warehousing and fulfillment charges and shipping costs.

         Other cost of revenue consists primarily of online advertising serving and outside production costs, direct costs related to the organization of sponsorable activities, including payments to artists, Web site hosting and maintenance costs, online content and programming costs, customer service costs, and payroll and related expenses for staff involved in Web site maintenance and content programming.

         Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities. In connection with the amortization of vendor warrants and artist stock options granted through December 31, 2001, we recorded non-cash compensation expense of approximately $8.4 million for the year ended December 31, 2001 and approximately $7.5 million for the year ended December 31, 2000. We currently do not intend to grant additional equity interests in the future related to obtaining e-commerce rights from artists. Since the quarter ended December 31, 1999, our cost of revenue has exceeded our net revenue primarily as a result of changes in our operations along with the increase in amortization of vendor warrants and artist stock options. We expect this trend to continue for at least 2002 as we fully amortize the remaining prepaid stock based compensation.

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

         Sales and Marketing. Sales and marketing expense consists primarily of advertising, marketing and promotion expenses incurred to promote our Web sites, plus payroll and related expenses for personnel engaged in marketing and advertising sales activities.

         General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, professional services expenses, facilities expenses, travel and other general corporate expenses.

         Stock-based Compensation. We recorded a total of $69.3 million of stock-based compensation expense for the period from inception through December 31, 2001 in connection with equity granted to employees, directors, professional firms, artists and artist advisors during this period. We recorded amortization of stock-based compensation expense of approximately $12.4 million during the year ended December 31, 2001 and approximately $5.1 million during the year ended December 31, 2000. We may grant additional equity securities in the future to employees, directors, and others. In December 2001, we completed a rescission offer to certain holders of stock options and shares purchased pursuant to stock options and recorded stock based compensation expense of approximately $6.9 million. The compensation expense recorded for the repurchase of unexercised stock options (vested and unvested) from employees was the sum of the intrinsic value at the original measurement date (less any expense related to the intrinsic value recorded up to the acceptance of the rescission offer) and the amount of cash paid to the holder that exceeded the lesser of the intrinsic value at the original measurement date or immediately prior to settlement (the settlement date being the closing date of the 30-day period for the rescission offer). This amount of $4.6 million was recorded as stock based compensation expense immediately upon the closing date of the rescission offer. The compensation that was recorded for the repurchase of unexercised non-employee options (vested and unvested) was calculated as the difference between the amount of cash paid for the repurchase of the options and the fair value of the options on the closing date of the rescission offer. The fair value of the options was determined using the Black-Scholes option-pricing model over the remaining life of the options. This compensation amount is being amortized over the remaining period for which services will be provided. Compensation expense of $1.1 million relating to the repurchase of non-employee options was recognized in 2001 and an additional $900,000 will be expensed in 2002.

         The unamortized portion of stock based compensation expense at the time of repurchase related to the initial grant of the options to the non-employees shall continue to be amortized over the remaining service period related to the original option grants. In 2001, $10.6 million of such expense was recognized in stock based compensation. Of this amount, $1.8 million related to services to be performed in 2002 as a result of the related service agreement being cancelled in 2001. The remaining unamortized balance at December 31, 2001 of $2.7 million has been reclassified from unearned compensation to prepaid stock-based compensation (as the equity instruments are no longer outstanding) in the balance sheet and will be recorded as expense in 2002, which is the remaining service period related to the original option grants. The key assumptions used in the Black Scholes option pricing model for the purpose of the calculation were: a risk free rate of 6%; a volatility factor of 95% in December 2001; no expected dividends; and an expected life which is equal to the remaining contractual life of the options as of December 2001.

         The compensation charge for the repurchase of shares issued pursuant to the exercise of options (by employees and non-employees) was calculated as the difference between the amount of cash paid for the repurchase of the shares (which includes the exercise proceeds and accrued interest) and the fair value of the shares on the date the repurchase was accepted. The compensation charge related to shares repurchased from employees was $195,000 and was recorded as stock based compensation in 2001. The compensation charge related to the non-employee option exercises was $2.1 million in 2001 of which $1.1 million was recorded in 2001, and $1.0 million will be recorded in 2002.

         We did not record any compensation expense related to the shares and options of those holders who chose not to accept the rescission offer. The staff of the Securities and Exchange Commission has taken the position that a person’s federal right of rescission may survive the rescission offer. However, federal courts in the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. We believe that subsequent to the rescission offer, any rights to rescind will be contingent upon legal rulings, the outcome of which are not currently determinable. Accordingly, we will account for shares and options that were not rescinded in the rescission offer as if there is no right of rescission. In the event any rescissions occur subsequent to the expiration of the rescission offer in December 2001, we will account for those rescissions, if any, in the manner described above at the time those rescissions are completed.

         We record stock compensation for employee option grants equal to the excess of the fair value of our common stock over the exercise price on the grant date. We record the compensation over the vesting period. For options/warrants granted to non-employees, we record as stock compensation the fair value of the options/warrants (using the Black Scholes option pricing model) amortized over the related period of service.

         Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of fixed assets and the amortization of acquired intangible assets. The acquisitions of iMusic, Mjuice and the minority interest of the UBL were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair value on the acquisition dates. Substantially the entire purchase price of these transactions is attributable to the acquired intangible assets. As a result, the aggregate excess purchase price over the net tangible assets allocated to goodwill was $20.6 million and was being amortized over five years, the expected estimated average useful life of these assets. We recorded write-downs of $11.4 million of goodwill during the year ended December 31, 2001. The remaining net goodwill balance at December 31, 2001 is approximately $800,000. The non-cash charges relating to depreciation of our fixed assets and the portion of goodwill allocated to identifiable intangible assets, if any, will continue to affect our reported operating results in the future periods.

         We evaluate impairment of long-lived assets (which consist primarily of fixed assets) and goodwill by comparing the projected future cash flows at the lowest level of discrete financial information, our operating segments, to the carrying amount of the assets. In the event that projected future cash flows do not appear to be sufficient to recover the carrying amounts of the assets, we record an impairment charge to record the assets at their fair value. The fair value represents the discounted projected future cash flows. The impairment write-downs of goodwill in 2001 were $11.4 million. The Company recorded a write-down of $4.4 million of the remaining goodwill related to the Mjuice acquisition, as the technology acquired in this acquisition was abandoned in the first quarter of 2001. The Company recorded a write-down of $7.0 million for goodwill related to the iMusic acquisition and the UBL minority interest acquisition. The write-down represented an adjustment to fair value of these assets based on the projected future cash flows of the Media segment.

INTEREST INCOME AND EXPENSE

         Interest income consists of earnings on our cash and cash equivalents, and interest expense consists of interest associated with capital lease agreements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

         NET REVENUE

         Net revenue from continuing operations for the year ended December 31, 2001 decreased to $10.4 million from $18.7 million for the year ended December 31, 2000, which represented a decrease of 44%. The decrease was due to decreases in e-commerce, media and other revenue.

         E-commerce revenue for the year ended December 31, 2001 decreased to $7.5 million from $12.2 million for the year ended December 31, 2000, a decrease of 38% primarily as a result of fewer sales orders, decreased interest in certain of our top-selling artists and an overall weaker retail environment.

         Advertising and other revenue decreased to $2.9 million for the year ended December 31, 2001 from $6.3 million for the year ended December 31, 2000, a decrease of 54% primarily as a result of a decrease in the number of online advertisers, and a reduction in the sales of non-impression based sponsorships.

         COST OF REVENUE

         Direct cost of product sales. Direct cost of product sales decreased to $6.1 million for the year ended December 31, 2001 from $10.4 million for the year ended December 31, 2000, which represented a decrease of 41%. This $4.3 million decrease corresponded with the decrease in online product sales revenue and was primarily attributable to a $2.9 million decrease in product costs and a $1.4 million decrease in transaction costs.

         Other cost of revenue. Other cost of revenue decreased to $5.7 million for the year ended December 31, 2001, from $8.1 million for the year ended December 31, 2000, which represented a decrease of 29%. This $2.4 million decrease was due to a $1.4 million decrease in payroll costs due to a reduction in headcount and a $1.0 million decrease in content programming and related costs due to the termination of our efforts to create broadband programming.

         Stock-based compensation. For the year ended December 31, 2001, we recorded non-cash stock-based compensation charges of $8.4 million compared to $7.5 million for the year ended December 31, 2000, which represented an increase of 11%. The stock-based compensation expense relates primarily to the amortization of the estimated value of the options, using the Black-Scholes option pricing model, given to artists in connection with the operation of their stores and is amortized over the life of the associated contracts. During 2001, $1.5 million of the expense related to the early closure of certain of the artist stores and approximately $900,000 related to the rescission offer completed in December 2001. In 2001, we reclassified the remaining amount of unearned compensation from the equity section to an asset, as the equity instruments were no longer outstanding after the rescission offer was completed. As of December 31, 2001, $2.9 million of prepaid compensation expense remains to be amortized, all of which will be recorded as stock-based compensation expense in 2002.

         OPERATING EXPENSE

         Web Site Development. Web site development expense decreased to $3.7 million for the year ended December 31, 2001, from $5.4 million for the year ended December 31, 2000, which represented a decrease of 31%. This decrease was primarily attributable to a $2.1 million decrease in fees paid to third party service vendors relating to the development of our Web site and an approximate $600,000 decrease in programming development costs offset by an increase of $1.0 million in internal payroll and related costs.

         Sales and Marketing. Sales and marketing expense decreased to $5.7 million for the year ended December 31, 2001 from $25.6 million for the year ended December 31, 2000, which represented a decrease of 78%. The decrease was primarily attributable to a significant decrease in our online advertising expenditures, as well as lower payroll and related costs.

         General and Administrative. General and administrative expense decreased to $14.8 million for the year ended December 31, 2001 from $17.6 million for the year ended December 31, 2000, which represented a decrease of 16%. This decrease was primarily attributable to salary and benefit savings associated with the reduction in staff in 2001 and overall cost savings in travel and entertainment, communications, computer supplies and outside services offset by a $1.5 million provision recorded against a receivable from one of the major record labels, to be settled in the form of cash or content, that was determined to be impaired.

         Stock-based Compensation. We recorded stock-based compensation expense of $12.4 million for the year ended December 31, 2001 in connection with stock issuances to employees, directors, professional firms, artists and advisors for promotional services, which represented an increase of 145% from the $5.1 million expense for the comparable period in 2000. Stock-based compensation in 2001 included $6.1 million of expense related to the rescission offer completed in December 2001, as well as $300,000 for the early closure of artists stores and termination of the related promotion agreements. The expense during the year ended December 31, 2000 reflected a credit to stock-based compensation of $6.6 million related to stock appreciation rights granted to certain executives of the Company as a result of a reduction in the valuation of the Company’s underlying common stock as compared with December 31, 1999. This credit was offset by $11.7 million of stock-based compensation expense related to options granted to employees, professional firms, artists and advisors. As of December 31, 2001, $1.7 million of prepaid compensation expense remains to be amortized, all of which will be recorded as stock-based compensation expense in 2002.

         Depreciation and Amortization. Depreciation and amortization expense increased to $6.5 million for the year ended December 31, 2001 from $6.2 million for the year ended December 31, 2000, which represented an increase of 4%. This increase was primarily due to an increase in depreciation of fixed assets and leasehold improvements offset by a decrease in the amortization of intangible assets as a result of the write-off in 2001 of goodwill associated with the acquisitions of iMusic, Mjuice and the minority interest in UBL.

         INTEREST INCOME

         Interest income decreased to $3.6 million for the year ended December 31, 2001 from $6.0 million for the year ended December 31, 2000, which represented a decrease of 40%. The decrease is due to lower average cash balances held during 2001 compared with 2000 and lower average interest rates.

         LOSS FROM EQUITY INVESTMENTS

         Loss from equity investments increased to $9.0 million for the year ended December 31, 2001 from $235,000 for the year ended December 31, 2000. The increase is due primarily to the $8.6 million equity loss recognized from ARTISTdirect Records, the Company’s record label co-venture. Included in the equity loss were $3.2 million of advances paid to artists, which are recoupable from future royalties earned on record sales. However, given that the artists signed by the venture have no previous track record, the venture has provided for 100% of the advances made. The Company recognized 100% of the venture’s loss due to its commitment to fund 100% of its operations as of December 31, 2001.

         DISCONTINUED OPERATIONS

         Income from discontinued operations, which related to the activity of our music talent agency business that we decided to exit in December 2001, decreased to $47,000 for the year ended December 31, 2001 from $2.2 million for the year ended December 31, 2000, which represented a decrease of 98%. The decrease is due to a decline in touring activity in 2001 among the Agency’s most popular touring artists resulting in a $1.9 million decline in tour commission revenues in 2001 compared with the prior year.

         NET LOSS

         Net loss increased to $69.9 million for the year ended December 31, 2001, compared to $59.3 million for the year ended December 31, 2000, which represented an increase of $10.6 million or 14%. The increase in the net loss is primarily attributable to a $2.5 million increase in gross loss, primarily as a result of lower Media revenues, a $7.3 million increase in stock-based compensation, an $11.4 million loss from the impairment of goodwill, an $8.8 million increase in loss from equity investments, a $2.4 million decrease in interest income and a $2.1 million decrease in income from discontinued operations partially offset by a $1.6 million decrease in website development costs, a $19.9 million decrease in sales and marketing expenses and a $2.8 million decrease in general and administrative expenses.

         EBITDA loss decreased to $25.7 million for the year ended December 31, 2001, compared to $48.0 million for the year ended December 31, 2000, which represented an improvement of $22.4 million or 47%. The decrease in EBITDA loss is primarily attributable to a $1.5 million decrease in EBITDA loss from our E-commerce segment, a $9.9 million decrease in the EBITDA loss from our Media segment and a $10.8 million reduction in our Corporate expenses in 2001 compared with 2000.

YEARS ENDED DECEMBER 31, 2000 AND 1999

         NET REVENUE

         Net revenue for the year ended December 31, 2000 increased to $18.7 million from $9.0 million for the year ended December 31, 1999, which represented an increase of 109%. The increase was due to increases in e-commerce and media revenue.

         E-commerce revenue for the year ended December 31, 2000, increased 130% to $12.2 million from $5.3 million for the year ended December 31, 1999, primarily as a result of an increase in the number of ARTIST channels that were operated.

         Media revenue increased $3.4 million, or 117%, to $6.3 million for the year ended December 31, 2000, from $2.9 million for the year ended December 31, 1999, primarily as a result of an increase in the number of advertisers, increased page views generated by our Web sites plus a significant increase in the number of advertisers, primarily in sales of non-impression based sponsorships.

         COST OF REVENUE

         Direct cost of product sales. Direct cost of product sales increased to $10.4 million for the year ended December 31, 2000 from $5.1 million for the year ended December 31, 1999, which represented an increase of 104%. This $5.3 million increase corresponded with the increase in online product sales revenue and was primarily attributable to a $3.7 million increase in product and royalty costs payable to our vendors and artists and a $1.6 million increase in transaction costs.

         Other cost of revenue. Other cost of revenue increased to $8.1 million for the year ended December 31, 2000, from $2.9 million for the year ended December 31, 1999, which represented an increase of 175%. This $5.2 million increase was primarily due to increases in Web site hosting and maintenance costs.

         Stock-based compensation. For the year ended December 31, 2000, we recorded non-cash stock-based compensation charges of $7.5 million compared to $1.8 million for the year ended December 31, 1999. The stock-based compensation expense relates primarily to the amortization of the estimated value of the options, using the Black-Scholes option pricing model given to artists in connection with the operation of their stores and is amortized over the life of the associated contract periods.

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

         General and Administrative. General and administrative expense increased to $17.6 million for the year ended December 31, 2000 from $9.5 million for the year ended December 31, 1999, which represented an increase of 86%. This increase was primarily attributable to increases in personnel and related expenses, facilities and outside professional services expenses.

         Stock-based Compensation. We recorded stock-based compensation expense of $5.1 million for the year ended December 31, 2000 in connection with stock issuances to employees, directors, professional firms, artists and advisors for promotional services, which represented a decrease of 83% for the comparable period in 1999. Stock-based compensation for the comparable period in 1999 was $30.3 million, primarily in connection with stock issuances to employees, directors and professional firms. The expense during the year ended December 31, 2000 reflected a credit to stock-based compensation of $6.6 million related to stock appreciation rights granted to certain executives of the Company as a result of a reduction in the valuation of the Company’s underlying common stock as compared with December 31, 1999. This credit was offset by $11.7 million of amortization of stock-based compensation expense related to options granted to employees, professional firms, artists and advisors.

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

         DISCONTINUED OPERATIONS

         Income from discontinued operations increased to $2.2 million for the year ended December 31, 2000 from $22,000 for the year ended December 31, 1999. The increase is due to an increase in touring activity in 2000 among the Agency’s most popular touring artists resulting in a $1.6 million increase in tour commission revenues in 2000 compared with the prior year.

         NET LOSS

         Net loss increased to $59.3 million for the year ended December 31, 2000, compared to $57.8 million for the year ended December 31, 1999, which represented an increase of 3%. The $1.5 million increase in the net loss is primarily attributable to a $6.5 million increase in gross loss due to stock-based compensation related to artist store agreements, a $3.5 million increase in website development, a $12.4 million increase in sales and marketing expense, a $8.2 million increase in general and administrative expense and a $3.7 million increase in depreciation and amortization expense, partially offset by a $25.2 million decrease in the amortization of stock-based compensation, a $5.7 million increase in interest income and a $2.1 million increase in income from the discontinued agency operations.

LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2000, we completed our IPO and raised net proceeds of approximately $52.4 million through the sale of 500,000 (after giving effect to our one-for-ten reverse stock split in July 2001) common shares. In addition, we raised an aggregate of $97.5 million of gross proceeds through the sale of 7,000,291 shares of Series C preferred stock in December 1999 and January 2000. In May 1999, we issued 3,750,000 shares of Series B preferred securities in exchange for an aggregate purchase price of $15.0 million. In April 2001, we completed a partial self-tender offer for 200,000 of our outstanding shares at a price per share of $12.50. Our out-of-pocket costs, including expenses associated with the tender offer, were approximately $2.7 million, which we funded from our existing cash and cash equivalents. During the second half of 2001, we also purchased approximately 40,000 shares for a total of $234,000 under an open market share repurchase program. As of December 31, 2001, we had $28.0 million of cash and cash equivalents and held $18.5 million in short-term investments.

         Net cash used in operating activities was $22.2 million for the year ended December 31, 2001, and $35.1 million and $26.0 million for the years ended December 31, 2000 and 1999, respectively. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items such as stock-based compensation and depreciation and amortization.

         Net cash provided by investing activities was $11.6 million for the year ended December 31, 2001, which resulted from $18.0 million of proceeds from the maturity/sale of short-term investments partially offset by a $5.3 million of investment in our record label joint venture. Net cash used in investing activities was $46.3 million for the year ended December 31, 2000, and consisted primarily of the purchase of short-term investments of $36.4 million, fixed asset purchases and leasehold improvements to our corporate offices of $7.5 million and $2.0 million relating to the acquisition of Mjuice.com, Inc. Net cash used in investing activities was $4.4 million for the year ended December 31, 1999 and consisted primarily of fixed asset purchases of $3.5 million.

         Net cash used in financing activities was $12.9 million for the year ended December 31, 2001 and consisted of payments made for the rescission of certain shares and options issued to employees, artists, advisors and professional firms of $10.2 million and the repurchase of common stock of $2.7 million. Net cash provided by financing activities was $63.7 million for the year ended December 31, 2000 which was principally attributable to the proceeds of our initial public offering in March 2000 in which we raised approximately $52.4 million, net of underwriters’ discounts and offering costs, and $10.4 million raised from the sale of Series C preferred stock in January 2000, net of offering costs. Net cash provided by financing activities was $97.6 million for the year ended December 31, 1999 as a result of proceeds from the issuance of $82.3 million of Series C preferred shares in December 1999 and $15.0 million of Series B preferred shares in May 1999.

         As of December 31, 2001 our principal commitments consisted of our obligation to fund the record label venture of approximately $44.7 million ($50 million commitment less $5.3 million funded as of December 31, 2001) and obligations outstanding under operating leases and employment contracts. We are required to fund up to $15.0 million per year to the record label and could provide in excess of that amount with the approval of the Company’s Board of Directors. Our overall funding commitment is currently expected to be reduced by $5.0 million in conjunction with BMG's proposed equity investment in ARTISTdirect Records.

         A summary of our contractual cash obligations, excluding the record label funding commitment described in the above paragraph, as of December 31, 2001 is as follows:

	Payments Due by Period (in thousands)

		Less than	Between	Between	After
Contractual cash obligations	Total	1 year	2-3 years	4-5 years	5 years

Operating Leases	$15,530	$1,777	$3,502	$3,502	$6,749

Employment contracts	7,059	1,809	3,000	2,250	—

Total contractual cash obligations (excluding record label commitments)	$22,589	$3,586	$6,502	$5,752	$6,749

         We currently anticipate that our available cash resources (which included cash of $28.0 million and short-term investments of $18.5 million as of December 31, 2001) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. There can be no assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate. If we are unsuccessful in generating sufficient cash flow from operations, we may need to raise additional funds in future periods through public or private financings, or other arrangements to fund our operations and our commitment to fund the record label. In addition, if our Board of Directors approves funding for the record label in excess of our maximum annual obligation of $15 million, our need to raise additional funds might be accelerated. If any additional financing is needed, we might not be able to raise capital on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. We currently do not have any plans for future equity offerings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

         The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

         Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of income.

         As of the date of adoption of SFAS No. 142, the Company will have unamortized goodwill in the amount of approximately $800,000, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $2.1 million, $3.6 million and $2.8 million for the years ended December 31, 1999, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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
                 DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The sections titled “Executive Officers of the Company,” “Directors and Nominees” and “Compliance with Section 16(a) of the Exchange Act” appearing in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The section titled “Executive Compensation and Related Information” appearing in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section titled “Principal Stockholders” appearing in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section titled “Certain Transactions” appearing in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1).	FINANCIAL STATEMENTS

         ARTISTdirect financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2)	FINANCIAL STATEMENT SCHEDULE

         ARTISTdirect financial statement schedule appears in a separate section of this Annual Report on Form 10-K on the pages referenced below. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)	EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

3.2 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

3.3 Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

4.1 See Exhibits 3.1 and 3.2 for provisions of the Registrant’s Certificate of Incorporation and Bylaws determining the rights of holders of the Registrant’s common stock. See Exhibits 4.3 and 10.4 for the rights of holders of registration rights.

4.2 Specimen common stock certificate. Incorporated by reference to Exhibit 4.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

4.3 Registration Rights Letter Agreement dated May 31, 2001 between the Registrant and Frederick W. Field. Incorporated by reference to Exhibit 3 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.1+ BMI Music Performance Agreement for the UBL, dated October 9, 1998. Incorporated by reference to Exhibit 10.3 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.2+ Database, On-Line Internet Retail Store and Consumer Direct Fulfillment Services Agreement, dated as of August 15, 1998, between AEC One Stop Group, Inc. and the UBL, as amended. Incorporated by reference to

Exhibit 10.6 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.3 Securities Purchase Agreement, dated July 28, 1998, among the Registrant, the UBL, Constellation Venture Capital, L.P. and Constellation Ventures (BVI), Inc. Incorporated by reference to Exhibit 10.7 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.4 Third Amended and Restated Registration Rights Agreement, dated as of November 12, 1999, among the Registrant and the other parties who are signatories thereto, as amended. Incorporated by reference to Exhibit 10.8 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.5 UBL Exchange, Contribution and Distribution Agreement, dated May 18, 1999. Incorporated by reference to Exhibit 10.9 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.6 Issuance, Noncompetition and Nonsolicitation Agreement, dated as of January 1, 1996, between the Registrant and Keith Yokomoto. Incorporated by reference to Exhibit 10.13 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.7 Issuance Agreement, dated as of January 1, 1998, between the Registrant, Marc Geiger, Donald Muller, and L&G Associates One. Incorporated by reference to Exhibit 10.14 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.8 Deferred Compensation Agreement, dated as of April 1, 1998, by and between Keith Yokomoto and the Registrant dated July 1, 1998. Incorporated by reference to Exhibit 10.16 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.9 Employment Agreement, dated as of July 28, 1998, between Marc Geiger and the Registrant. Incorporated by reference to Exhibit 10.19 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.10 Employment Agreement, dated as of July 28, 1998, between Don Muller and the Registrant. Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.11 1999 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.12 1999 Employee Stock Option Plan. Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.13 1999 Artist and Artist Advisor Stock Option Plan. Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.14 1999 Artist Stock Option Plan. Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.15+ ADNM Merchandiser Agreement, dated as of April 1, 1999, between Giant Merchandising and ARTISTdirect New Media, LLC. Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.16+ UBL Merchandiser Agreement, dated as of April 1, 1999, between Giant Merchandising and ARTISTdirect New Media, LLC. Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.17 5670 Wilshire Boulevard Office Lease, as amended. Incorporated by reference to Exhibit 10.47 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.18 Form of Directors Indemnification Agreement. Incorporated by reference to Exhibit 10.29 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.19 Form of Officers Indemnification Agreement. Incorporated by reference to Exhibit 10.30 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.20+ ARTISTdirect — Cisneros Television Group Memorandum of Understanding dated as of November 15, 1999 between the Registrant and Lakeport Overseas Ltd. Incorporated by reference to Exhibit 10.40 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.21 Form of Series C Preferred Stock Purchase Agreement. Incorporated by reference to Exhibit 10.45 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.22 Warrant dated December 24, 1999, issued to Yahoo! Incorporated by reference to Exhibit 10.46 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.23 Operating Agreement of ARTISTdirect Records, LLC dated May 31, 2001 by and among ARTISTdirect Records, LLC, ARTISTdirect Recordings, Inc. and Radar Records Holdings, LLC. Incorporated by reference to Appendix B filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.24 Loan and Security Agreement dated May 31, 2001 by and between ARTISTdirect Records, LLC and ARTISTdirect Recordings, Inc. Incorporated by reference to Appendix C filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001

10.25 Employment Agreement dated May 31, 2001 by and between the Registrant and Frederick W. Field. Incorporated by reference to Exhibit 1 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.26 Employment Agreement dated May 31, 2001 by and between ARTISTdirect Records, LLC and Frederick W. Field. Incorporated by reference to Exhibit 2 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.27 Letter Agreement dated May 31, 2001 by and among the Registrant, ARTISTdirect Records, LLC, ARTISTdirect Recordings, Inc., Frederick W. Field and Radar Records Holdings, LLC. Incorporated by reference to Exhibit 4 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.28 Agreement to Extend Initial Period of Employment, dated as of April 27, 2001, between Marc Geiger and the Registrant. Incorporated by reference to Exhibit 10.53 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No. 333-50576), as amended by Amendment No.’s 1 – 5 thereto.

10.29 Amendment to Employment Agreement, dated as of July 1, 2001, between Marc Geiger and the Registrant. Incorporated by reference to Exhibit 10.54 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No. 333-50576), as amended by Amendment No.’s 1 – 5 thereto.

10.30 Employment Agreement, dated as of July 1, 2001, between Keith Yokomoto and the Registrant. Incorporated by reference to Exhibit 10.55 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No. 333-50576), as amended by Amendment No.’s 1 – 5 thereto.

10.31+ Hosting and Development Agreement, dated August 14, 2001, between CNP, Inc. (formerly Amplified Holdings, Inc.) and the Registrant. Incorporated by reference to Exhibit 10.56 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No. 333-50576), as amended by Amendment No.’s 1 – 5 thereto.

10.32+ Agreement dated as of July 19, 2000 between the Registrant and Ticketmaster Online-City Search, Inc. Incorporated by reference to Exhibit 10.57 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No. 333-50576), as amended by Amendment No.’s 1 - 5 thereto.

10.33 Unit Purchase Agreement dated as of October 31, 2001, among ARTISTdirect Records, LLC ARTISTdirect Recordings, Inc., Radar Records Holdings, LLC, BMG Music, the Registrant, and Frederick W. Field.

10.34+ Short Form Distribution and Foreign License Agreement dated as of October 31, 2001, between ARTISTdirect Records, LLC. and BMG Music d/b/a BMG Entertainment.

21.1 Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No. 333-50576), as amended by Amendment No.’s 1 – 5 thereto.

23.1 Consent of KPMG LLP with respect to ARTISTdirect, LLC and subsidiaries.

24.1 Powers of Attorney. See page 47 of this Annual Report on Form 10-K.

99.1 Mjuice.com, Inc. 1999 Stock Option Plan, as assumed by Registrant. Incorporated by reference to Exhibit 99.3 in the Registrant’s Registration Statement on Form S-8 filed on January 4, 2001.

99.2 Audio Explosion, Inc. 1998 Stock Option Plan, as assumed by Registrant. Incorporated by reference to Exhibit 99.4 in the Registrant’s Registration Statement on Form S-8 filed on January 4, 2001.

99.3 Offer to Purchase, dated February 26, 2001. Incorporated by reference to Exhibit (a)(1)(A) filed in connection with the Registrant’s Schedule TO-I on February 26, 2001.

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

(b)	EXHIBITS ON FORM 8-K

         No Current Reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC.

Date: March 29, 2002	By:	/s/ FREDERICK W. FIELD

Frederick W. Field Chief Executive Officer and Chairman of the Board

         We, the undersigned officers and directors of ARTISTdirect, Inc., do hereby constitute and appoint Frederick W. Field and James B. Carroll, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK W. FIELD Frederick W. Field	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2002

/s/ MARC P. GEIGER Marc P. Geiger	Vice Chairman	March 29, 2002

/s/ KEITH YOKOMOTO Keith Yokomoto	President and Chief Operating Officer	March 29, 2002

/s/ JAMES B. CARROLL James B. Carroll	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ ALLEN D. LENARD Allen D. Lenard	Director	March 29, 2002

/s/ CLIFFORD H. FRIEDMAN Clifford H. Friedman	Director	March 29, 2002

/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Director	March 29, 2002

/s/ BENJAMIN MOODY Benjamin Moody	Director	March 29, 2002

/s/ STEPHEN M. KRUPA Stephen M. Krupa	Director	March 29, 2002

/s/ LEE MASTERS Lee Masters	Director	March 29, 2002

ARTISTDIRECT, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
ARTISTdirect, Inc.

We have audited the accompanying consolidated balance sheets of ARTISTdirect, Inc. (and its predecessor company ARTISTdirect, LLC) and subsidiaries (the Company) as of December 31, 2000 and 2001 and the related consolidated statements of operations, changes in members’ and stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARTISTdirect, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, CA
February 11, 2002

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,	December 31,
	2000	2001

Assets

Current assets:

Cash and cash equivalents	$51,457	$28,024

Short term investments	36,368	18,518

Accounts receivable, net	948	346

Prepaid stock based compensation	—	4,645

Other prepaid expenses and current assets	3,218	1,390

Total current assets	91,991	52,923

Property and equipment, net	9,057	6,077

Investments in affiliated companies	85	80

Goodwill and intangibles, net	15,018	788

Other assets, net	1,611	5

	$117,762	$59,873

Liabilities, Redeemable Securities and Stockholders’ Equity

Current liabilities:

Accounts payable	2,257	251

Accrued expenses	5,186	4,018

Loans and notes payable	178	254

Deferred revenue	34	36

Total current liabilities	7,655	4,559

Investment in record label joint venture	—	3,027

Long term liabilities	1,530	903

Total liabilities	9,185	8,489

Redeemable securities:

Redeemable common securities, $.01 par value. Authorized 10,800,000 shares. Liquidation preference and redemption value of $10,778 and $0 in 2000 and 2001, respectively	10,778	—

Total redeemable securities	10,778	—

Stockholders’ equity:

Common stock, $.01 par value. Authorized 150,000,000 shares; issued 3,779,608 and 3,783,510 in 2000 and 2001, respectively; outstanding 3,779,608 and 3,460,608 shares in 2000 and 2001, respectively	379	379

Treasury stock, 322,902 shares in 2001	—	(3,442)

Additional paid-in-capital	200,690	207,832

Unearned compensation	(20,364)	(745)

Accumulated deficit	(82,906)	(152,786)

Unrealized gain on available for sale investments	—	146

Total stockholders’ equity	97,799	51,384

	$117,762	$59,873

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	YEAR ENDED DECEMBER 31,

	1999	2000	2001

Net revenue:

E-Commerce	$5,282	$12,160	$7,542

Media	2,910	6,326	2,879

Other	778	244	—

Total net revenue	8,970	18,730	10,421

Cost of revenue:

Direct cost of product sales	5,091	10,381	6,137

Other cost of revenue	2,948	8,103	5,728

Stock-based compensation	1,769	7,545	8,405

Total cost of revenue	9,808	26,029	20,270

Gross loss	(838)	(7,299)	(9,849)

Operating expenses:

Website development	1,815	5,364	3,726

Sales and marketing	13,222	25,623	5,726

General and administrative	9,469	17,632	14,842

Stock-based compensation	30,304	5,067	12,415

Depreciation and amortization	2,509	6,248	6,512

Loss from impairment of goodwill	—	—	11,444

Loss from operations	(58,157)	(67,233)	(64,514)

Income/(loss) from equity investments	50	(235)	(8,998)

Interest income, net	281	5,969	3,585

Loss from continuing operations before taxes	$(57,826)	$(61,499)	(69,927)

Income taxes	—	—	—

Loss from continuing operations	$(57,826)	$(61,499)	$(69,927)

Income from discontinued operations	22	2,191	47

Net loss	$(57,804)	$(59,308)	$(69,880)

Interest on rescission offer	237	532	691

Dividends on redeemable preferred securities	1,414	963	—

Beneficial conversion feature on redeemable preferred stock	—	24,375	—

Net loss attributable to common shareholders	$(59,455)	$(85,178)	$(70,571)

Basic and diluted loss per share from continuing operations	$(17.16)	$(27.52)	$(19.50)

Basic and diluted income per share from discontinued operations	0.02	0.69	0.01

Basic and diluted loss per share	$(17.14)	$(26.83)	$(19.49)

Weighted average common shares outstanding	1,417,746	3,175,126	3,620,161

See accompanying notes to consolidated financial statements

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

								Unrealized
	Common Stock			Additional				gain on avail.
			Treasury	Paid In	Members'	Unearned	Accumulated	for sale	Total
	Shares	Amount	Stock	Capital	Interest	Compensation	Deficit	investments	Equity

Balance at December 31, 1998	—	$—	$—	$—	$3,872	$(502)	$(6,806)	$—	$(3,436)

Issuance of securities	—	—	—	—	13,859	—	—		13,859

Issuance of options/warrants	—	—		—	51,202	(51,202)	—		—

Variable equity interests	—	—	—	—	16,470	(16,470)	—		—

Amortization of unearned compensation	—	—		—	—	31,198	—		31,198

Payment of preferred dividend	—	—		—	(85)	—	—		(85)

Conversion of preferred return to common securities	—	—		—	355	—	—		355

Accrual of dividends to preferred members	—	—	—	—	(1,414)	—	—		(1,414)

Accretion of redeemable stock	—	—	—	—	(184)	—	—		(184)

Conversion to C corporation	1,369,900	137	—	42,926	(84,075)	—	41,012		—

Payment of preferred dividend by C corporation		—	—	(191)	—	—	—		(191)

Exercise of stock option	17,667	2		669		—			671

Conversion of preferred return to common stock as a C corporation	21,300	2		765					767

Accrual for securities subject to rescission offer	—	—	—	(6,740)	—	—	—		(6,740)

Notes issued to shareholders’	—	—	—	(741)	—	—	—		(741)

Net loss	—	—	—	—	—	—	(57,804)		(57,804)

Balance at December 31, 1999	1,408,867	$141	$—	$36,688	$—	$(36,976)	$(23,598)	$—	$(23,745)

Issuance of securities upon initial public offering, net of offering costs	500,000	50	—	52,385	—	—	—		52,435

Issuance of securities for acquisition	86,604	9	—	2,850	—	—	—		2,859

Issuance of securities for employee stock purchase plan	6,758	1	—	39	—	—	—		40

Series C redeemable preferred stock offering costs	—	—	—	(4,800)	—	—	—		(4,800)

Issuance/cancellation of options/warrants	—	—	—	(1,372)	—	1,372	—		—

Exercise of stock options	40,907	4	—	1,549	—	—	—		1,553

Amortization of unearned compensation	—	—	—	—	—	15,240	—		15,240

Variable equity interests	—	—	—	(6,645)	—		—		(6,645)

Issuance of stock appreciation rights/options	—	—	—	2,992	—		—		2,992

Variable equity interests	—	—	—	(6,645)	—	—	—		(6,645)

Issuance of stock appreciation rights/options	—	—	—	2,992	—	—	—		2,992

Issuance of stock for settlement agreement	—		—	1,025	—	—	—		1,025

Accrual of dividends to preferred shareholders	—	—	—	(963)	—	—	—		(963)

Conversion of redeemable preferred stock to common shares	1,719,428	172	—	118,516	—	—	—		118,688

Conversion of redeemable common shares to common shares	17,044	2	—	2,350	—	—	—		2,352

Accrual for securities subject to rescission offer	—	—	—	(3,924)	—	—	—		(3,924)

Net loss	—	—	—	—	—	—	(59,308)		(59,308)

Balance at December 31, 2000	3,779,608	$379	$—	$200,690	$—	$(20,364)	$(82,906)	$—	$97,799

Cancellation of options/warrants	—	—		(2,362)	—	2,362	—		—

Amortization of unearned compensation	—	—	—	—	—	14,547	—		14,547

Repurchase of common stock	(239,499)		(2,734)						(2,734)

Issuance of securities for employee stock purchase plan	3,902		—	17					17

Completion of rescission offer	(83,403)	—	(708)	9,487	—	—	—		8,779

Reclassification of unearned compensation to prepaid						2,710			2,710

Unrealized gain or loss on available for sale investments								146	146

Net loss	—	—	—	—	—	—	(69,880)		(69,880)

Balance at December 31, 2001	3,460,608	$379	$(3,442)	$207,832	$—	$(745)	$(152,786)	$146	$51,384

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,

	1999	2000	2001

Cash flows from operating activities:

Net loss	$(57,804)	$(59,308)	$(69,880)

Income from discontinued operations	22	2,191	47

Loss from continuing operations	(57,826)	(61,499)	(69,927)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	2,509	6,248	6,512

(Income)/loss from equity investments	(50)	235	8,998

Loss on sale of equipment	—	—	34

Loss from impairment of goodwill	—	—	11,444

Allowance for doubtful accounts and sales returns	29	341	1,131

Write-off of investment	250	—	—

Stock based compensation	32,073	12,612	20,820

Changes in operating assets and liabilities:

Accounts receivable	(571)	(288)	647

Prepaid expenses and other current assets	(6,628)	3,638	328

Other assets	(2,054)	2,476	241

Accounts payable, accrued expenses and other liabilities	6,384	(1,032)	(2,449)

Deferred revenue	(120)	(19)	2

Net cash used in continuing operations	(26,004)	(37,288)	(22,219)

Net cash provided by discontinued operations	22	2,191	47

Net cash used in operating activities	(25,982)	(35,097)	(22,172)

Cash flows from investing activities:

Purchases of property and equipment	(3,513)	(7,523)	(840)

Proceeds from the sales of equipment	—	—	60

Sale/maturity (purchase) of short-term investments, net	—	(36,368)	17,996

Purchase of programming rights	(675)	—	—

Cash paid for acquisitions	(237)	(2,015)	—

Investments in affiliated companies	(30)	(250)	(279)

Investment in ARTISTdirect Records	—	—	(5,300)

Investments in trademarks	—	(120)	—

Distribution of earnings from equity investment	33	—	5

Net cash (used in) provided by investing activities	(4,422)	(46,276)	11,642

Cash flows from financing activities:

Repurchase of common stock	—	—	(2,734)

Rescission purchases of common stock and options	—	—	(10,186)

Proceeds from employee stock purchase plan	—	40	17

Payment of preferred dividends	(276)	—	—

Payment of notes to shareholders	—	(741)	—
Proceeds from exercise of stock options	671	1,553	—

Proceeds from issuance of preferred securities	97,188	15,224	—

Payment of Series C redeemable preferred stock offering costs	—	(4,800)	—

Proceeds from initial public offering, net of offering costs paid	—	52,435	—

Net cash provided by (used in) financing activities	97,583	63,711	(12,903)

Net increase (decrease) in cash and cash equivalents	67,179	(17,662)	(23,433)

Cash and cash equivalents at beginning of period	1,940	69,119	51,457

Cash and cash equivalents at end of period	$69,119	$51,457	$28,024

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$11	$43	$11

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

         ORGANIZATION

         ARTISTdirect, Inc. (the “Company”) was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC (the “Capital Reorganization”). The Capital Reorganization was only a change in the form of ownership of the Company. ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996. ARTISTdirect, LLC had a 99% ownership interest in ARTISTdirect Agency LLC, Kneeling Elephant Records, LLC and ARTISTdirect New Media, LLC (“Affiliated Companies”) and has consolidated their results since inception. In February 1999, Ultimate Band List, LLC (“UBL”) acquired the remaining 80% of iMusic, Inc., a Washington corporation, that it did not already own. On May 18, 1999, ARTISTdirect, LLC entered into an agreement with UBL and the Affiliated Companies whereby units in ARTISTdirect, LLC were exchanged for the membership interests of UBL and the Affiliated Companies (Exchange Transaction). The acquisition of the minority interest in UBL was accounted for under purchase accounting. On May 31, 2001, the Company, through its wholly-owned subsidiary, ARTISTdirect Recordings, Inc., agreed to acquire a 50% equity interest in a joint venture with Frederick W. (Ted) Field to form a new record label, ARTISTdirect Records, LLC (“ARTISTdirect Records”). This transaction became effective as of June 29, 2001.

         PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries in which it has controlling interests in the form of voting and operating control. All significant intercompany accounts and transactions have been eliminated for all periods presented. UBL generated losses on its operations for all periods prior to the Company’s purchase of the minority interest in UBL. Due to the full funding of those losses by the Company and its members, none of the losses generated by UBL during the periods presented have been allocated to the minority holders. With respect to ARTISTdirect Records, the Company has recorded 100% of the losses attributable to that venture based on the Company’s commitment to fund 100% of its operations. However, given that the Company is not deemed to have voting or operating control, the Company accounts for these losses on the equity method of accounting as income (loss) from equity investments in its consolidated statements of operations.

         LIQUIDITY

         The Company has relied on various equity financings to fund its operations in the past. During 2001, the Company entered into a record label joint venture and as of December 31, 2001 had funded approximately $5.3 million for the operations of this venture. The Company is committed to fund up to an additional $44.7 million for the operations of this venture through June 2006 and up to $15 million in any one year, which may be increased with the approval of the Company’s Board of Directors. The Company believes that its available cash resources will be sufficient to meet its anticipated cash needs for working capital and the funding obligations for the record label joint venture for at least the next 12 months.

2.	CAPITAL REORGANIZATION AND REVERSE STOCK SPLITS

         The common units and redeemable preferred units outstanding immediately prior to the Capital Reorganization were converted into common stock and redeemable preferred stock of the C corporation. Each common and preferred unit converted into one share of common and preferred stock, respectively.

         On March 21, 2000, and July 5, 2001, the Company effected a 1 for 4 reverse stock split and a 1 for 10 reverse stock split (the “Reverse Stock Splits”), respectively. The outstanding common securities, options and warrants have been retroactively adjusted to reflect the Reverse Stock Splits. All discussion of equity amounts in the following footnotes reflects the effect of the Capital Reorganization and Reverse Stock Splits.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	CRITICAL ACCOUNTING POLICIES

         CASH EQUIVALENTS

         Cash equivalents consist of investments, which are readily convertible into cash and have maturities of three months or less at the time of purchase.

         SHORT TERM INVESTMENTS

         The Company’s investments were classified as held-to-maturity through December 31, 2001 as the Company had the intent and ability to hold the securities to maturity. The securities were stated at amortized cost, adjusted for amortization of premiums and accretion discounts to maturity. Effective December 31, 2001, the Company classified the investments as available-for-sale and has recorded the investments at fair value, with the difference between amortized cost and fair value being recorded as a component of stockholders’ equity. The Company invests primarily in fixed income securities with maturities of one year or less at the time of purchase.

         DEPRECIATION

         Depreciation is provided using the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years

Furniture and fixtures	7 years

Leasehold improvements	Lesser of estimated useful life or life of lease (10 years)

         REVENUE RECOGNITION

         E-commerce revenue consists primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, including shipping fees, and is recognized when the products are shipped. The Company processes customer orders and payments, obtains merchandise from merchandisers and manufacturers, obtains music from a third party distributor, and contracts for warehousing, fulfillment, and customer service. The Company takes title to all products sold and bears the risk of loss for collections and non-delivery subject to any recourse against the shipper. E-commerce revenue is subject to amounts due to the respective artists based on their contracts, and such expense is recorded as part of direct cost of product sales.

         The Company records amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs.” Pursuant to EITF 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the consolidated statements of operations. For the years ended December 31, 1999, 2000 and 2001, the Company recorded $832,000, $1.9 million and $1.5 million, respectively, as revenue for shipping and handling fees charged to customers. For the years ended December 31, 1999, 2000 and 2001, the Company recorded $845,000, $1.6 million and $1.1 million, respectively, of shipping and handling costs as direct cost of product sales in the consolidated statements of operations.

         Media revenue consists primarily of the sale of advertisements and sponsorships, both online and offline, under short-term contracts. To date, the duration of the Company’s advertising and sponsorship commitments has generally averaged from one to three months. The Company’s online obligations typically include the guarantee of a minimum number of “impressions” or times that an advertisement appears in pages viewed by the users of the Company’s online properties. Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is reasonably assured. The Company records a reserve for contracts in which the guarantee of a minimum number of impressions are not met. There were no such instances as of December 31, 1999, 2000 and 2001. Revenue generated from offline advertising and sponsorships is recognized ratably over the terms of the sponsorship agreements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The Company in the past has entered into several contracts with advertisers whereby the parties exchanged online and offline advertising. This revenue was recognized as trade and barter. Trade and barter is valued based upon similar cash transactions, which have been entered into within six months prior to the respective trade and barter agreement. Trade and barter revenue was $98,000, $309,000 and $0 for years ended December 31, 1999, 2000 and 2001, respectively.

         Other revenue represents overhead advances to the Company’s former record label and was recognized as revenue evenly over the period covered by the advances.

         COST OF REVENUE

         Direct cost of product sales consists of amounts payable to artists, which includes the cost of merchandise sold and the artists’ share of net proceeds, and online commerce transaction costs, including credit card fees, fulfillment charges and shipping costs. Other cost of revenue consists primarily of online advertising serving and outside production costs, direct costs related to the organization of sponsorable activities, including payments to artists, Website hosting and maintenance costs, online content programming costs, customer service costs, and payroll and related expenses for staff involved in Web site maintenance, and content programming. Stock-based compensation expense relates to non-cash charges in connection with warrants issued to vendors and options issued to artists and their advisors for the right to operate their stores. Amounts payable to artists and transaction costs are recognized upon shipment. Web site-related costs are recognized immediately when incurred. Payroll and related expenses are recognized in the period incurred. Non-cash stock-based compensation charges are recognized over the period of the related agreements.

         DISCONTINUED OPERATIONS

         The Company has accounted for its music talent agency division as a discontinued operation in accordance with Accounting Principles Board (APB) No. 30, Accounting for Discontinued Operations, and recorded the net results of this business segment in a single line entitled “Income (loss) from discontinued operations” in the consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001. Agency commission revenue is recognized in accordance with the terms of the representation agreements between the Company and its clients. Revenue is generally recorded upon payment for the performance of services or delivery of materials created by the artists represented.

         INVENTORIES

         Inventories, included in prepaid expenses and other current assets, consist of music-related merchandise and amounts advanced for inventory on behalf of artists and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

         INCOME TAXES

         Prior to the Capital Reorganization, the Company was treated as a limited liability company for federal and state income tax reporting purposes whereby income (or losses) of the Company was reported in the individual income tax returns of the Company’s members. After the Capital Reorganization, the Company began accounting for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         WEBSITE DEVELOPMENT COSTS

         Website development costs consist primarily of third-party development costs and payroll and related expenses for in-house Web site development costs incurred in the start-up and production of the Company’s content and services. These costs are expensed as incurred. The implementation of Emerging Issues Task Force No. 00-02 “Accounting for Website Development Costs,” effective July 1, 2000, did not have a material impact on the consolidated financial statements.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred and totaled $7.7 million, $14.7 million and $2.7 million during the years ended December 31, 1999, 2000 and 2001, respectively.

         INTANGIBLE ASSETS

         Intangible assets consist almost entirely of goodwill resulting from the excess of the purchase price over the net assets acquired from the acquisition of a minority interest in the UBL, and the acquisitions of iMusic, Inc. and Mjuice.com, Inc. Intangible assets were being amortized over a 5-year period. The carrying amount of intangible assets is net of accumulated amortization of $2.1 million, $5.7 million and $8.3 million as of December 31, 1999, 2000 and 2001, respectively.

         IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

         The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. An impairment adjustment is necessary in the event the net book value of such long-lived assets and related goodwill exceeds the future undiscounted cash flows attributable to such assets. In such an event, the loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.

         In 2001, the Company determined that the remaining goodwill associated with the acquisition of Mjuice was fully impaired due to the Company’s decision to wind down the related operation. The Company recorded a loss from impairment of the goodwill from the Mjuice transaction of $4.5 million. In addition, the Company determined that there was insufficient basis to support the entire carrying amount of goodwill associated with the 1999 acquisitions of iMusic and UBL based upon the projected undiscounted future cash flows related to the underlying assets of these goodwill amounts. Online advertising and promotions, which have been the primary source of revenue derived from these assets, declined significantly during 2001 affecting the value of these assets, and the Company cannot reasonably estimate if or when these revenues will recover. As a result, the Company recorded a loss from impairment of the goodwill from these transactions of $7.0 million based on current estimates of discounted cash flows. For the year ended December 31, 2001, the Company recorded an aggregate $11.4 million loss from impairment of goodwill. Both of these write-downs were reflected in the Media segment operations.

         CONCENTRATION OF CREDIT RISK AND SUPPLIER RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, short-term investments and trade accounts receivable. The Company places its cash and short- term investments in high credit quality instruments. Cash balances at certain financial institutions may exceed the FDIC insurance limits. The Company performs ongoing credit evaluations of its customers but does not require collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses.

         The Company purchases a large percentage of its music-related merchandise inventory from a limited number of suppliers. The Company is subject to risk in the event that any of the suppliers is unable to fulfill their orders.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments, which include cash, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the short maturity of these instruments.

         INVESTMENTS IN AFFILIATED COMPANIES

         Investments in affiliated companies in which the Company’s voting interest is 20% to 50%, or in which the Company is able to exert significant influence in instances where the voting interest is less than 20%, are accounted for under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions received. The Company’s share of losses is generally limited to the extent of the Company’s investment in, advances to and commitments for the investee.

         The Company is accounting for its investment in ARTISTdirect Records, a 50/50 joint venture with Ted Field that was formed in July 2001, on the equity method of accounting. However, the Company has recorded 100% of the venture’s losses for the year ended December 31, 2001 since it is committed under the venture agreement to fund 100% of the operations.

         LOSS PER COMMON SHARE

         The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. Dividends to preferred shareholders and interest on the rescission offer balance are added to the net loss in determining the net loss attributable to common shareholders. Prior to the Capital Reorganization on October 6, 1999 (see Note 2), the Company was organized as a limited liability company and had not issued common stock. Accordingly, no historical loss per share information is included in the attached financial statements for periods prior to October 6, 1999.

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

         The diluted loss per share excludes approximately 760,000, 980,000 and 820,000 securities as of December 31, 1999, 2000 and 2001, respectively, since the impact would be anti-dilutive.

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation,” and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Conjunction with Selling, Goods or Services”, which addresses the measurement date and recognition approach for such transactions.

         The Company recognizes compensation expense related to variable awards in accordance with FIN 28. For fixed awards, the Company recognizes expense over the vesting period or the period of service.

         Stock-based compensation is comprised of sales and marketing expense of $8.5 million, $2.2 million and $6.3 million for the years ended December 31, 1999, 2000 and 2001, respectively, and general and administrative expense of $21.8 million, $2.9 million and $6.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

         COMPREHENSIVE INCOME

         The Company’s only component of other comprehensive income is the unrealized gain on available for sale securities, which was $146,000 as of December 31, 2001. This amount has been recorded as a separate component of stockholders’ equity.

         ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for bad debts, impairment of long-lived assets, stock-based compensation and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

         The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

         Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of income.

As of the date of adoption of SFAS No. 142, the Company will have unamortized goodwill in the amount of approximately $800,000, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $2.8 million and $3.6 million for the years ended December 31, 2001, and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

         Significant non-cash investing and financing activities are reflected in the following table:

	YEAR ENDED DECEMBER 31,

	1999	2000	2001

Cash paid for acquisitions:

Fair value of net assets acquired	$2,463	$5,077	$—

Net liabilities assumed	(185)	(203)	—

Common units/stock issued	(2,168)	(2,859)	—

Cash paid for acquisitions	$110	$2,015	$—

Issuance of common securities for minority interests in affiliated companies:

Issuance of common securities	$13,922	$—	$—

Acquisition costs — cash paid	127	—	—

Net assets acquired	(938)	—	—

Goodwill	$13,111	$—	$—

Accrual of dividends on redeemable preferred securities	$1,414	$963	$—

Securities subject to potential rescission offer	$6,740	$3,924	$691

Accretion on redeemable stock	$184	$—	$—

Issuance/cancellation of options/warrants	$51,202	$(1,372)	$(2,362)

Appreciation (depreciation) of variable equity interests	$16,470	$(6,645)	$—

Conversion of preferred return to common securities	$1,122	$—	$—

Issuance of shares to officer	$875	$—	$—

Notes issued to shareholders	$741	$—	$—

Conversion of redeemable common stock to common stock	$—	$2,352	$—

Issuance of stock appreciation rights/options	$—	$2,992	$—

Conversion of redeemable preferred stock and accrued dividends to common Shares	$—	$118,688	$—

5.	SHORT TERM INVESTMENTS

         The Company’s short-term investments consist of the following:

	December 31, 2000		December 31, 2001

	Fair		Fair
	Market	Amortized	Market	Amortized
	Value	Cost	Value	Cost

	(in thousands)

U.S. corporate and bank debt	$30,361	$30,362	$16,526	$16,380

U.S. government and agencies	4,001	4,002	1,992	1,992

International corporate and bank debt	2,003	2,004	—	—

Total investments	$36,365	$36,368	$18,518	$18,372

6.	PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and consist of the following:

	DECEMBER 31,

	2000	2001

	(IN THOUSANDS)

Computer equipment and software	$7,845	$8,342

Furniture and fixtures	1,747	1,710

Leasehold improvements	2,542	2,674

	12,134	12,726

Less accumulated depreciation	(3,077)	(6,649)

Property and equipment, net	$9,057	$6,077

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURN RESERVE

         A summary of the activity of the allowance for doubtful accounts for the periods indicated is reflected in the following table:

	YEAR ENDED DECEMBER 31,

	1999	2000	2001

Balance, beginning of period	$81	$89	$389

Provision for doubtful accounts	385	653	1,503

Amounts charged off	(377)	(353)	(308)

Balance, end of period	$89	$389	$1,584

         A summary of the activity of the reserve for sales returns for the periods indicated is reflected in the following table:

	YEAR ENDED DECEMBER 31,

	1999	2000	2001

Balance, beginning of period	$13	$34	$75

Provision for sales returns	180	244	248

Amounts charged off	(159)	(203)	(312)

Balance, end of period	$34	$75	$11

8.	ACCRUED EXPENSES

         Accrued expenses are comprised of the following:

	DECEMBER 31,

	2000	2001

	(IN THOUSANDS)
Accrued cost of sales	$1,924	$979

Accrued payroll and related	1,391	1,015

Programming rights	682	100

Accrued professional fees	317	677

Accrued advertising costs	170	457

Other accrued expenses	702	790

Total accrued expenses	$5,186	$4,018

9.	INVESTMENT IN ARTISTDIRECT RECORDS, LLC

         In May 2001, the Company entered into an agreement with Ted Field to become Chairman and Chief Executive Officer of ARTISTdirect and form a new record label ARTISTdirect Records, in partnership with ARTISTdirect. The record label, which commenced operations in July 2001, is a 50/50 co-venture between ARTISTdirect and Mr. Field, with the Company providing a significant financial commitment. The Company is required to provide funding of up to $50 million through June 2006. As of December 31, 2001, the Company had funded $5.3 million of this amount to the record label. Due to the Company’s commitment to fund the operations of the joint venture, the Company records 100% of the losses of the joint venture. For the year ended December 31, 2001, the Company recorded losses of $8.6 million from the joint venture. The carrying amount of the investment is a credit balance of approximately $3.0 million as of December 31, 2001, as the Company’s share of losses exceeded

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the amount of the Company’s investment and advances to date. Therefore, the investment balance is less than $0 and has been classified in the liabilities section of the balance sheet.

         In November 2001, ARTISTdirect Records entered into a preliminary North America distribution agreement and worldwide license agreement with BMG, the global music division of Bertelsmann AG. Under the terms of the agreement, BMG Distribution will distribute the label’s releases in North America, and BMG will license ARTISTdirect Records repertoire in territories throughout the world. The agreement is subject to the negotiation of definitive agreements. During 2001, BMG made a distribution advance of $2.5 million. BMG has also agreed to acquire a minority stake in ARTISTdirect Records and provide certain funding for the label. As of December 31, 2001, the purchase of equity by BMG had not been completed.

         As of December 31, 2001, ARTISTdirect Records had signed recording agreements with seven artists and advanced a total of $3.2 million in artist advances and recording costs. The amount of these advances is recoupable against royalties to be earned by the artists based on sales. However, given that the artists signed by the label have no previous track record, the venture has accrued a provision for 100% of the advances expended. As of December 31, 2001, ARTISTdirect Records is contractually committed to additional artist advances of approximately $2.0 million, which are expected to be paid during 2002.

         A summary income statement for ARTISTdirect Records for the period ended December 31, 2001 is as follows:

(Unaudited)
PERIOD ENDED
DECEMBER 31,
2001

(thousands)
Revenues	$—

Cost of revenues	—

Gross profit	—

Provision for advances	3,174

Sales and marketing	799

General and administrative	4,549

Depreciation	2

Loss from operations	8,524

Interest expense, net	126

Net loss	$8,650

The assets and liabilities of ARTISTdirect Records at December 31, 2001 were not significant. The Company charged ARTISTdirect Records $200,000 for the reimbursement of overhead costs incurred in 2001. This amount is reflected as a reduction in general and administrative expense in the Company’s consolidated statement of operations.

10.	INVESTMENTS IN OTHER AFFILIATED COMPANIES

         As of December 31, 1999, 2000 and 2001, the Company had a 45% ownership in SnoCore, LLC, and accounts for the investment under the equity method. The Company recorded income of $50,000, $15,000 and $48,000 for this investment for the years ended December 31, 1999, 2000 and 2001, respectively. The Company received distributions of $33,000, $0 and $5,000 from the investee during the years ended December 31, 1999, 2000 and 2001, respectively.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         During the year ended December 31, 2000, the Company entered into a joint venture, ARTISTdirect Latin America, LLC in which the Company holds a 50% ownership interest. The Company accounts for the investment under the equity method. The Company made an initial investment of $250,000 during the year ended December 31, 2000 and an additional investment of $395,000 in 2001. The Company recorded its share of losses of $250,000 and $395,000 for this investment for the years ended December 31, 2000 and 2001, respectively.

11.	DISCONTINUED OPERATIONS

         In December 2001, the Company made the decision to exit the music talent agency business and as a result this segment has been classified as a discontinued operation in the consolidated statement of operations for years ended December 31, 1999, 2000 and 2001 and its net results are reflected as “Income from discontinued operations.” The Agency business did not have any significant net assets or liabilities associated with it and no gain or loss has been or is expected to be recognized related to its disposal. The wind up of operations of the Agency business is expected to be completed in the first half of 2002. A summary of the income statement of the Agency business segment is as follows:

	YEAR ENDED DECEMBER 31,

	1999	2000	2001

Agency commission revenues	$1,304	$2,946	$1,043

Cost of revenues	432	513	642

Gross profit	872	2,433	401

General and administrative	850	242	354

Income from discontinued operations	$22	$2,191	$47

12.	LINE OF CREDIT

         In 1997, the Company obtained a $250,000 line of credit with a financial institution. The line was increased to $500,000 during 1998, to $2.0 million in February 1999 and to $5.0 million in November 1999. The line of credit is guaranteed by certain officers and stockholders of the Company and bears interest, which is payable monthly, at a base rate as defined in the lending agreement plus 1%. No balance outstanding on the line of credit as of December 31, 1998 and the line of credit was terminated at the Company’s option in September 1999 and reinstated in October 1999. As of December 31, 1999, there was no balance outstanding on the line of credit. In March 2000, the line of credit expired.

13.	ACQUISITIONS

         In February 1999, the Company acquired the remaining 80% of iMusic, Inc. that it did not own. The consideration paid for the acquisition included $110,000 in cash, redeemable common units of UBL equal to 2% of its membership interests and the assumption of approximately $180,000 of liabilities. The value of the redeemable common units given was approximately $2.2 million. The acquisition has been accounted for as a purchase and the operations of iMusic, Inc. has been included from the date of acquisition. The Company recorded goodwill of approximately $2.4 million as a result of this acquisition.

         In May 1999 the Company acquired the 40.29% minority interest in the UBL in exchange for common interests in ARTISTdirect, LLC. The value of the consideration given was approximately $13.9 million, which was based on the value of the equity given, using the pricing of third party equity contributed at or around the time of the purchase transaction; the transaction has been accounted for as a purchase. Due to the full funding of the losses of UBL by the Company and its members prior to the purchase of the minority interest, none of the losses generated by UBL during the periods presented have been allocated to the minority holders. The Company recorded goodwill of approximately $13.1 million as a result of this acquisition.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         In August 2000, ARTISTdirect acquired all of the outstanding capital stock of Mjuice.com, Inc., a company involved in the development and distribution of the secure digital distribution of MP3-formatted music. The Company issued 90,000 of its common shares and common share equivalents in exchange for all the outstanding equity of Mjuice.com, Inc. The total purchase consideration for Mjuice.com was approximately $5.1 million, which includes cash paid of approximately $2.0 million. The acquisition was accounted for as a purchase, with $5.0 million being recorded as goodwill, of which the remaining net balance of $4.5 million was written off in March 2001.

         The pro forma results of operations assuming the above transactions had occurred at the beginning of the following periods are as follows:

	(unaudited)
	YEAR ENDED DECEMBER 31,

	1999	2000

	(IN THOUSANDS)
Revenues	$10,337	$18,730

Net loss	$62,470	$62,165

Pro forma loss per share		$27.30

Pro forma weighted average shares		3,227,325

The remaining unamortized balance of goodwill at December 31, 2001 is $788,000, which reflects the $11.4 million in writeoffs for impairment of goodwill recorded in 2001.

14.	INCOME TAXES

         Income taxes differ from the amount computed using a tax rate of 35% as a result of the following (amounts in thousands):

	PERIOD FROM
	OCTOBER 6, to	YEAR ENDED	YEAR ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	1999	2000	2001

Computed expected tax benefit	$(8,259)	$(20,758)	$(24,474)

State and local income taxes, net of federal income tax benefit	(977)	(3,200)	(3,298)

FAS 109 implementation	(9,227)	—	—

Goodwill amortization/write-off	271	1,240	4,371

Other	27	(303)	13

Increase in valuation allowance	18,165	23,021	23,388

Total tax benefit	$—	$—	$—

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) at December 31, 2000 and 2001 are presented below:

	DECEMBER 31,	DECEMBER 31,
	2000	2001

Deferred tax assets:

Net operating loss carry forwards	$23,165	$37,961

Amortization of stock based compensation	19,817	28,944

Other	1,331	2,572

Total deferred tax assets	44,313	69,477

Less – valuation allowance	(41,186)	(64,574)

Net deferred assets	3,127	4,903

Deferred tax liability – state income taxes	(3,127)	(4,903)

Net deferred tax assets	$—	$—

         At December 31, 2001, the Company had net operating loss carry forwards totaling approximately $86.6 million for Federal income tax purposes expiring beginning in 2019 and California state net operating loss carry forwards of $86.6 million expiring beginning in 2007. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carry forwards in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2000 and 2001 of $41.2 million and $64.6 million, respectively.

         In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. In addition, Internal Revenue Code Section 382 substantially restricts the ability of a Corporation to utilize existing net operating losses in the event of an “ownership change.” Therefore, the Company’s net operating losses for Federal income tax purposes may be limited due to changes in ownership.

15.	SIGNIFICANT CONTRACTS

         The Company entered into a settlement agreement with an employee in connection with the termination of his employment in October 1997. Pursuant to this agreement, the employee received a severance payment of $175,000 that was paid in full in 1999. As part of the settlement agreement, the individual received an option to purchase the lesser of 10,000 securities or 2.5% of the shares offered to the public upon an initial public offering at an exercise price that will be set at the completion of the initial public offering pursuant to the provision defined in the settlement agreement. The employee exercised the purchase option of 10,000 shares. The Company recorded compensation expense of $1,025,000 for the year ended December 31, 2000, which represented the difference between the fair value of the common stock and the amount paid.

         For the years ended December 31, 1999, 2000 and 2001, the Company incurred legal expenses of approximately $1.1 million, $464,000 and $364,000, respectively, for legal services provided by Lenard & Gonzalez LLP and its successor firm, Lenard, Brisbin & Klotz LLP. Allen Lenard, one of the Company’s directors, was Managing Partner of Lenard & Gonzalez LLP and is managing partner of Lenard, Brisbin & Klotz LLP.

         In connection with the issuance of Series C Preferred shares, the Company entered into strategic relationships with four record labels. Under the terms of these agreements, the Company has the right to purchase certain content related to each of the respective companies’ artists on terms generally made available to other online music companies. Under one of the agreements, the Company provided marketing and promotional services on its network and recognized advertising and sponsorship revenues of $1.0 million and $500,000 in the years ended December 31, 2000 and 2001, respectively. During 2001, the Company determined that the collectibility of this receivable, to be settled in the form of cash or content, was impaired. Consequently, a provision for $1.5 million was recorded and is included in general and administrative expenses.

         In December 1999, the Company entered into an advertising and promotion agreement with Yahoo! pursuant to which the Company purchases media placement on Yahoo! in return for certain promotional considerations. The Company recorded the expense related to the amounts paid to Yahoo! for advertising and promotion services over the term of the agreement as services or promotions were received. On November 7, 2000, the Company amended this agreement such that it was terminated as of December 31, 2000. Yahoo! delivered certain additional page views containing the Company’s banners on various Yahoo! properties through June 30, 2001. Under the amendment, the

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company has no additional payment obligations to Yahoo!. In connection with the original agreement, the Company issued Yahoo! warrants to purchase 33,926 shares of common stock . The exercise price for 16,963 of the warrants is $139.30, and the exercise price for the remaining warrants is $120.00. The expense related to the warrants was fully amortized as of June 30, 2001.

         In April 2000, the Company entered into an agreement with a landlord for office space for a term of ten years. In connection with the agreement, the Company issued warrants to purchase 6,250 shares of common stock at $139.30 per share. The expense related to the warrants is being amortized over the term of the agreement.

         In February 2002, the Company amended an existing agreement with Ticketmaster pursuant to which the Company agreed to purchase online advertising totaling $2.0 million from Ticketmaster and in conjunction became entitled to certain non-exclusive opportunities to “pre-sell” tickets on the ARTISTdirect website. The term of the amended agreement expires in April 2003.

16.	REDEEMABLE SECURITIES

         From July through December 1998, the Company issued redeemable preferred units for proceeds of $4.9 million. These preferred units were converted into 12.8 million Series A ARTISTdirect, LLC redeemable preferred securities pursuant to the Exchange Transaction, and were converted into 3,207,815 shares of Series A Redeemable Preferred Stock (Series A Preferred) pursuant to the Capital Reorganization. The Series A Preferred shares carried a 10% cumulative annual dividend. The liquidation preference and redemption value of the Series A Preferred shares was approximately $5.0 million as of December 31, 1999. The Series A Preferred shares and accrued dividend were converted to common shares upon the closing of the initial public offering.

         On February 17, 1999, the Company issued 17,044 redeemable common shares (Redeemable Stock) for the purchase of the remaining 80% of iMusic, Inc. The holder of the Redeemable Stock had the right to redeem the Redeemable Stock upon the earlier of an initial public offering or February 17, 2002 at a redemption value of $2.8 million. The holder chose not to redeem the shares. The accreted value of $2.4 million was included in redeemable common securities in the balance sheet as of December 31, 1999 and was converted to common shares upon the completion of the initial public offering in March 2000.

         On May 18, 1999, the Company issued 3,750,000 Series B redeemable preferred shares (Series B Preferred) for proceeds of $15 million. The Series B Preferred shares had the same redemption terms as the Series A Preferred shares, and had an original conversion price of $40.00 per share. The Series B Preferred shares had liquidation preference over all other classes of shares. The Series B Preferred shares and accrued dividends were converted to common shares upon the closing of the initial public offering in March 2000.

         In December 1999, the Company issued 5,905,374 Series C redeemable preferred shares (Series C Preferred) for proceeds of $82.2 million and in January 2000, the Company issued an additional 1,094,917 Series C Preferred shares for proceeds of $15.2 million. The total sum of $97.5 million was raised through the sale of shares to six music and media companies: Universal Music Group, BMG Entertainment, Sony Music Entertainment, Time Warner Inc., an affiliate of Cisneros Television Group and Yahoo! The Series C Preferred shares had the same redemption terms as the Series A and Series B Preferred shares and had an initial conversion price of $13.928 per share. The Series C Preferred shares were converted to 1,015,625 common shares upon the closing of the initial public offering. The conversion rate was .145 common shares for each Series C Preferred share based on the offering price and pursuant to the Series C shareholder agreement.

         Included in redeemable common securities are amounts related to options and securities subject to a potential rescission offer. The Company issued shares or options to purchase shares to employees, artists and advisors. The issuance of these shares or options did not fully comply with certain requirements under the Securities Act, or available exemptions there under, and as a result the Company made a rescission offer to all these persons pursuant to a registration statement to be filed under the Securities Act and pursuant to California securities law.

         In December 2001, the Company completed a rescission offer in which it rescinded the purchase of 83,403 shares of its common stock purchased upon the exercise of options and the issuance of vested and unvested

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

unexercised options to purchase 636,740 shares of common stock. The shares of stock were repurchased at prices ranging from $12.40 to $40.00 per share and the unexercised options that were rescinded had exercise prices ranging from $12.40 to $140.00 per share. In aggregate, the Company paid $10.2 million to rescind the shares and options.

         As a result of the completion of the rescission offer, the Company recorded stock compensation expense of $6.9 million in 2001, and an additional $1.9 million of compensation will be recorded in 2002 (this compensation amount is related to future services which will be performed in 2002). The $6.9 million of compensation expense recognized in 2001 consisted of $859,000 reflected in cost of revenues and $6.1 million included in operating expenses as stock-based compensation. The $859,000 in compensation expense included in cost of revenues consisted of the following: $155,000 related to the repurchase of shares of common stock issued to non-employees pursuant to option exercises, $700,000 related to the repurchase of unexercised options held by non-employees. These amounts were included in cost of revenues as the underlying options were granted in conjunction with store agreements, and the expense has been recorded in 2001 as the services have been performed as of December 31, 2001. The $6.1 million in expense included in operating expenses consisted of the following: $900,000 related to the repurchase of shares of common stock issued to non-employees pursuant to option exercises (for promotional services), $195,000 related to the repurchase of shares of common stock issued to employees pursuant to option exercises, $350,000 related to the repurchase of unexercised options held by non-employees (for promotional services), $3.8 million for the amount of cash paid to repurchase unexercised options issued to employees and $840,000 related to the acceleration of unamortized compensation related to compensatory option grants to employees. These amounts were recorded as expense in 2001 as the related services have been performed as of December 31, 2001.

         The Company will record $1.9 million in compensation expense in 2002 as this amount relates to future services to be provided under store and promotion agreements. Of the $1.9 million, $900,000 will be reflected in cost of revenues and $1.0 million will be reflected in operating expenses.

         The Company has reclassified $2.7 million of unearned compensation (related to the original option grants subject to the rescission offer) as of the date of the closing of the rescission offer to prepaid stock-based compensation in the balance sheet, as the underlying equity instruments are no longer outstanding as a result of the rescission of the instruments in December 2001.

         In the event that a holder of options or shares subject to the rescission offer did not rescind their shares or options, the holders right to rescission may survive the rescission offer.

17.	MEMBERS’ AND STOCKHOLDERS’ EQUITY

         COMMON STOCK

         In March 2000, the Company completed an intial public offering in which it sold 500,000 shares for total proceeds, net of offering costs, of $52.4 million.

         In April 2001, the Company completed a tender offer in which it repurchased 200,000 shares of common stock for a total cost of $2.5 million. The repurchased shares are reflected as treasury stock in the balance sheet as of December 31, 2001.

         In May 2001, the Company authorized the purchase of up to $2 million worth of the Company’s common stock. The stock repurchase program has been implemented through purchases in the open market or in privately negotiated transactions depending on market conditions and other factors. As of December 31, 2001, the Company had repurchased 39,499 shares of common stock for an aggregate purchase price of approximately $234,000. This repurchase is separate from the Company’s tender offer described above, and is reflected as treasury stock in the balance sheet as of December 31, 2001.

         MEMBER DISTRIBUTIONS

         The Company made distributions to members of $741,000 in 1999.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         VARIABLE EQUITY INTERESTS

         During 1998, the Company issued common units, which were converted to common shares upon the conversion of the Company to a C Corporation in October 1999, to certain executive employees and its outside legal counsel in connection with services rendered and to be rendered. These units were accounted for as stock appreciation rights (Appreciation Rights), and as a result of these transactions, the Company recognized stock based compensation expense of $16.3 million during the year ended December 31, 1999. The Company recorded a credit to stock based compensation in the amount of $6.6 million for the year ended December 31, 2000 as a result of the decline in the value of the Company’s common shares from December 31, 1999 to March 31, 2000, the date on which the Appreciation Rights were settled.

         WARRANTS

         During 1999, the Company issued warrants to purchase 35,967 shares of common stock at $40.00 per share to two vendors from whom it purchases merchandise (“merchandisers”). The value of the warrants was $864,000, of which $168,000, $262,000 and $322,000 was recognized as stock based compensation in cost of revenues for the years ended December 31, 1999, 2000 and 2001, respectively. The remaining unamortized value of the warrants of is being amortized as cost of revenues over the next two years in conjunction with the remaining term of the related agreements.

         In December 1999, the Company issued warrants to purchase 33,926 shares of common stock at $120.00 and $139.30 per share in connection with an advertising and promotion agreement. All of the warrants are exercisable as of December 31, 2001. The value of the warrants upon issuance was $2.0 million. These warrants were being accounted for as variable instruments under EITF 96-18 up through June 30, 2001, when performance under the agreement was completed and a measurement date was reached. Due to the decrease in fair value of the Company’s common stock, the value of the warrants was reduced to $66,000 as of June 30, 20001. The related expense for the years ended December 31, 1999, 2000 and 2001 was $18,000, $28,000 and $20,000, respectively. The warrants expire in December 2002.

         In January 2000, the Company issued warrants to purchase 6,250 shares of common stock in connection with an office lease. The warrants, which expire in January 2005, were exercisable upon grant, and none have been exercised as of December 31, 2001. The warrants were valued at $568,000 and are being amortized over the term of the related lease. During the years ended December 31, 2000 and 2001, $47,000 and $57,000, respectively, has been recorded as stock based compensation expense each year.

         The estimated fair values of the warrants was determined using the Black-Scholes option pricing model. The key assumptions used in the model for the purpose of the calculation were: a risk free rate of 6% in 1999 and 6.4% in 2000; a volatility factor of 81% in 1999, 100% in January 2000, 120% in June 2000 and 180% in June 2001; no expected dividends; and an expected life which is equal to the contractual life of the warrants.

         PREFERRED DIVIDENDS

         On May 18, 1999, the Company paid to the Series A redeemable preferred securities holders the accrued dividends to that date of $355,000 in the form of 8,863 common shares, as well as a cash payment of $85,000.

         On October 6, 1999, the Company paid to the Series A and B redeemable preferred stockholders the accrued dividends to that date of $767,000 in the form of 21,300 shares of common stock , as well as a cash payment of $191,000.

         Upon the conversion of the Series A, B and C Preferred shares to common shares, accrued dividends of $963,000 were converted into 8,021 common shares.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         PURCHASE OF SHARES BY OFFICER

         In September 1999, the Company’s Chief Financial Officer purchased 11,182 shares of common securities from certain officer stockholders for an aggregate purchase price of $400,000. The difference between the purchase price and the fair value of the securities as of the date of the transaction has been reflected as stock-based compensation. The amount of stock-based compensation aggregated $875,000 for the year ended December 31, 1999. The Company determined the fair value of the securities based on the growth of the Company’s operations and recent equity transactions with third parties.

         EQUITY TRANSFER

         In March 2000, the founders of the Company entered into a series of transactions whereby two employees and an outside legal counsel would receive the appreciation on the Company’s common stock above $139.28 per share through the third day of trading after the initial public offering. Additionally, the two employees and outside legal counsel received stock options on the third day of trading after the initial public offering with an exercise price of $139.28. There was no expense charge for the appreciation rights and stock options granted to the two employees, as the stock price was below $139.28 per share on the third day of trading and the exercise price on the stock options was greater than the fair value of the Company’s common stock on the date of grant. The fair value of the appreciation rights and stock options granted to the outside legal counsel was $2,029,000 and was recorded as expense for the year ended December 31, 2000, as the grants related to past services. The stock option grants to the outside legal counsel are reflected as option grants under the Advisor Plan (see discussion in Note 18).

18.	OPTIONS

         In July 1998, the Company implemented the 1998 Unit Option Plan (which was subsequently amended and replaced by the 1999 Employee Stock Option Plan), which has reserved 725,593 shares of the Company’s common stock for issuance to employees, non-employee members of the board of directors and consultants. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares. No option may have a term in excess of 10 years. The options generally vest within three years. As of December 31, 2001, 524,438 shares remained available for future option grant.

         The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” Interpretation No. 44, and other related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

         Summary stock option activity for 1999 Employee Stock Option Plan during the years ended December 31, 1999, 2000 and 2001 is as follows:

	OPTIONS OUTSTANDING

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	SHARES	PRICE

Outstanding options at December 31, 1998	35,672	$15.20

Granted	344,906	36.00

Exercised	(5,875)	34.00

Canceled	(125)	36.00

Outstanding options at December 31, 1999	374,578	34.06

Granted	319,709	81.64

Exercised	(3,181)	13.72

Canceled	(124,802)	46.18

Outstanding options at December 31, 2000	566,304	58.36

Granted	35,687	7.50

Exercised	—	—

Canceled	(418,836)	44.78

Outstanding options at December 31, 2001	183,155	$79.51

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         During the year ended December 31, 1999 the Company issued 750 options to consultants, resulting in a weighted average fair value per option of $102.67, and a total value of $77,000. The Company recorded this amount as stock based compensation for the year ended December 31, 1999, as the services had been performed.

         In February 2000, the Company accelerated the vesting of 11,480 stock options granted to an executive of the Company. The resulting compensation expense of $964,000, which represented the difference between the fair value of the Company’s common stock on the date of modification and the exercise price, was recorded during the year ended December 31, 2000.

         In May 2001, the Company granted an officer non-qualified stock options, which are not part of any stock option plan maintained by the Company, to purchase 444,480 shares of common stock at an exercise price of $7.50 per share. Of the 444,480 option shares, 302,370 are exercisable immediately (the underlying shares pursuant to the exercise of this portion of the options vest over five years from the date of the option grant), 75,588 are exercisable in the event the 30-day average closing price of the Company’s common stock on NASDAQ equals or exceeds $35.00 per share within three years from the grant date, and 66,522 are exercisable in the event the 30-day average closing price of the Company’s common stock on NASDAQ equals or exceeds $70.00 per share within three years of the grant date. The two options that are not exercisable upon grant shall also become exercisable in the event of a de-listing of the Company’s common stock from NASDAQ and a subsequent re-listing, a change in control of the Company or an involuntary termination of the officer (within three years of the date of grant).

         In September 2001, the Company granted options to purchase 35,687 shares of its common stock at an exercise price of $7.50 per share to outside legal counsel. The fair value of the stock options granted to the outside legal counsel was $171,000 and was recorded as stock based compensation during 2001 as the grant related to past services.

         If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, net loss for the years ended December 31, 1999, 2000 and 2001 would have changed to the pro forma amounts indicated below:

	YEAR ENDED DECEMBER 31,

	1999	2000	2001

	(IN THOUSANDS)
Net loss:

As reported	$57,804	$59,308	$69,880

Pro forma	$58,200	$64,600	$77,300

         The fair value of options granted during 1999 was determined using a minimum value-pricing model with the following assumptions: risk-free interest rate of 6.0% and an expected life of five years. The fair value of options granted during the years ended December 31, 2000 and 2001 was determined using a Black-Scholes option pricing model with the following assumptions: risk free rate of 6.38%, a volatility factor of 100% in 2000 and 180% in 2001, no expected dividends and an expected life of five years. The weighted average fair values of the options on the date of grant were $55.60, $58.30 and $6.05 per share for the options granted in 1999, 2000 and 2001, respectively.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The following table summarizes information regarding options outstanding and options exercisable at December 31, 200l:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise prices	shares	Life	Price	shares	Price

$7.50	43,687	6.59	$7.50	41,770	$7.50

12.40	2,270	3.58	12.40	2,270	$12.40

20.00	300	5.76	20.00	125	$20.00

25.00	347	5.76	25.00	145	$25.00

30.00	6,122	5.76	30.00	2,551	$30.00

36.00	439	4.78	36.00	439	$36.00

40.00	37,700	5.44	40.00	19,897	$40.00

120.00	22,608	5.18	120.00	13,816	$120.00

139.30	69,682	5.25	139.30	40,648	$139.30

$7.50-$139.30	183,155	5.60	$79.51	121,661	$70.33

         In June 1999 and as amended in October 1999 and March 2000 the Company adopted the 1999 Artist and Artist Advisor Stock Option Plan (the Advisor Plan). The Advisor Plan has reserved 222,500 shares of common stock for issuance to artists for whom the Company maintains ARTIST channels and their agents, business managers, attorneys and other advisors. This share reserve will automatically increase on the first trading day in January each calendar year by an amount equal to one percent (1%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 37,500 shares. As of December 31, 2001, 186,964 shares remained available for future option grants. The options expire seven years from the date of grant. Vesting generally varies between one to three years, as specifically stated in each advisor’s option agreement. In January 2000, the vesting of certain options was accelerated such that these options grants vested immediately.

         Summary stock option activity for the Advisor Plan options during the years ended December 31, 1999, 2000 and 2001 is as follows:

	OPTIONS OUTSTANDING

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	SHARES	PRICE

Outstanding Options at December 31, 1998	—	—

Granted	99,956	$39.24

Exercised	—	—

Canceled	—	—

Outstanding Options at December 31, 1999	99,956	39.24

Granted	33,302	139.28

Exercised	(13,547)	40.00

Canceled	(375)	40.00

Outstanding Options at December 31, 2000	119,336	67.05

Granted	—	—

Exercised	—	—

Canceled	(83,800)	43.23

Outstanding Options at December 31, 2001	35,536	$123.29

         The weighted average fair value of options granted under the Advisor Plan was $93.40 and $66.50 per option, resulting in a total value for options granted of $9.7 million and $2.1 million for the years ended December 31, 1999 and 2000, respectively. Of the $2.1 million in option fair value in 2000, $1.8 million was expensed immediately, as it related to past services. Consequently, $9.7 million and $300,000 for 1999 and 2000, respectively, of total value for options granted has been recorded as unearned compensation in the statement of changes in members’ and stockholders’ equity (deficit) and is being amortized over the term of the artists’ and advisors’ option agreement.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The following table summarizes information regarding options outstanding and options exercisable at December 31, 2001:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
	NUMBER	CONTRACT	EXERCISE	NUMBER	EXERCISE
EXERCISE PRICE	OF SHARES	LIFE	PRICE	OF SHARES	PRICE

$36.00	1,250	4.78	$36.00	1,250	$36.00

40.00	4,422	4.69	40.00	4,339	40.00

139.28	29,864	5.25	139.28	29,864	139.28

$36.00-$139.28	35,536	5.16	$123.29	35,453	$123.49

         In June 1999 and as amended in October 1999, the Company adopted the 1999 Artist Stock Plan (the Artist Option Plan), which has reserved 475,593 shares of common stock for issuance to artists for whom the Company maintains ARTIST channels. This share reserve will automatically increase on the first trading day in January each calendar year by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares. As of December 31, 2001, 451,719 shares remained available for future option grants. The options expire seven years from the date of grant. Vesting generally varies between one to three years, as specifically stated in each artist’s option agreement. In January 2000, the vesting of certain options was accelerated such that these options vested immediately.

         Summary stock option activity for the Artist Option Plan during the years ended December 31, 1999, 2000 and 2001 is as follows:

	OPTIONS OUTSTANDING

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	SHARES	PRICE

Outstanding Options at December 31, 1998	—	—

Granted	226,406	$40.00

Exercised	(11,792)	40.00

Canceled	—	—

Outstanding Options at December 31, 1999	214,614	40.00

Granted	46,938	$134.09

Exercised	(24,177)	40.00

Canceled	(15,000)	40.00

Outstanding Options at December 31, 2000	222,375	$59.86

Granted	—	—

Exercised	—	—

Canceled	(198,501)	57.07

Outstanding Options at December 31, 2001	23,874	$83.15

         The weighted average fair value of the options granted under the Artist Option Plan was $83.30 and $99.70 per option, resulting in a total value for options granted of $20.6 million and $4.7 million for the years ended December 31, 1999 and 2000, respectively, which has been recorded as unearned compensation in the statement of changes in members’ and stockholders’ equity, and is being amortized over the service period of the related artist agreements.

         The following table summarizes information regarding options outstanding and options exercisable at December 31, 2001:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
	NUMBER	CONTRACT	EXERCISE	NUMBER	EXERCISE
EXERCISE PRICE	OF SHARES	LIFE	PRICE	OF SHARES	PRICE

$40.00	13,499	4.66	$40.00	11,114	$40.00

139.28	10,375	5.20	139.28	5,250	139.28

$40.00-$139.28	23,874	4.90	$83.15	16,364	$71.86

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Total compensation expense related to the Advisor Plan and the Artist Option Plan (excluding the impact of the rescission offer) was $12.4 million, $10.2 and $10.6 million for the years ended December 31, 1999, 2000 and 2001, respectively, of which $1.6 million, $7.3 million and $7.2 million, respectively, was included in cost of revenue, and $10.8 million, $2.9 million and $3.4 million, respectively, was included in operating expenses. The compensation expense for 2001 reflected $1.5 million and $300,000 included in cost of sales and operating expenses, respectively, as a result of the service agreements underlying the option grants being terminated in 2001. The related unamortized compensation was recognized in 2001 as all services were deemed to have been provided as of December 31, 2001.

         The estimated fair values of the options granted under the Advisor Plan and the Artist Option Plan was determined using the Black-Scholes option pricing model. The key assumptions used in the model for the purpose of the calculation were: a risk free rate of 6.0%, a volatility factor of 80%, no expected dividends and an expected life of seven years for options granted in 1999; and a risk free rate of 6.4%, a volatility factor ranging from 80% to 150%, no expected dividends and an expected life of seven years (the contractual term of the options) for options granted in 2000.

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

         For the year ended December 31, 2001, the decrease in unearned compensation of $2.4 million was a result of the cancellation of unvested compensatory employee options.

         In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan that has reserved 75,000 shares of common stock for issuance under this plan. This share reserve automatically increases on the first trading day in January each calendar year, by an amount equal to one percent (1%) of the total number of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 25,000 shares. Terms of the plan permit eligible employees to purchase common stock through payroll deduction of up to 15% of each employee’s compensation. The accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date at a purchase price per share equal to 85% of the fair market value per share on the participant’s entry date into the offering period or the semi-annual purchase date, whichever is lower. Pursuant to the provisions of APB No. 25, shares issued to employees under this plan are considered noncompensatory. During the years ended December 31, 2000 and 2001, 6,758 shares and 3,902 shares, respectively, were issued under this plan for total proceeds of $40,000 and $17,000, respectively.

19.	401(K) PLAN

         In February 1999 and as amended in January 2000, the Company adopted the Cash or Deferred Profit Sharing Plan and Trust under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan,

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees of the Company age 21 years or older who complete three months of service are eligible to participate in the 401(k) Plan. The Company does not match participants’ contributions to the 401(k) Plan. Accordingly, there is no expense for the years ended December 31, 1999, 2000 and 2001.

20.	COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         Future minimum lease payments under operating leases for facilities and certain equipment, including leases entered into subsequent to December 31, 2001, are as follows as of the years ended December 31:

(IN THOUSANDS)

2002	$1,777

2003	1,756

2004	1,746

2005	1,746

2006	1,746

Thereafter	6,759

Total	$15,530

         In conjunction with our office space lease, the Company has posted a letter of credit for the benefit of the landlord in the amount of approximately $2.25 million. If the Company is not in default of its lease obligations, the amount of the letter of credit reduces annually by 20% ($451,627) beginning in May 2002. The Company has entered into a sublease with a third party for a portion of its main facility. The sublease provides for monthly payments of approximately $55,000 through April 2004 and is recorded as a credit to general and administrative expense.

         Rent expense under operating leases for the years ended December 31, 1999, 2000 and 2001 for the Company was $341,000, $1,735,000 and $1,961,000, respectively.

         EMPLOYMENT CONTRACTS

         Future payments under employment contracts are as follows for the years ended December 31:

(IN THOUSANDS)
2002	$1,809

2003	1,500

2004	1,500

2005	1,500

2006	750

Total	$7,059

         RECORD LABEL

         The Company is committed to fund up to $44.7 million to its record label joint venture through June 2006.

         LITIGATION

         The Company is subject to various pending and threatened legal actions, which arise in the normal course of business. The Company’s management believes that the impact of such litigation will not have a material adverse impact on its financial position or results of operations.

21.	REPORTABLE SEGMENTS

         As of December 31, 2001, the Company operates primarily through three reportable segments: E-commerce operations (“E-commerce”), Media Operations (“Media”) and Record Label operations through its 50% equity interest in ARTISTdirect Records LLC, its co-venture with Ted Field. However, since the Company only owns

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

50% of the record label venture and does not exert voting and operating control over it, the results are not consolidated. Prior to June 2000, the Company considered Kneeling Elephant Records to be its Record Label segment. Kneeling Elephant generated revenue advances under an agreement with RCA. However, given its relative immateriality, these activities have been re-classified in prior periods as Other.

         In prior years, the Company also considered its Talent Agency business to be a segment, but the Company decided in December 2001 to exit this business and as a result it has been shown as a discontinued operation in the consolidated statements of operations. The Company also previously considered Digital Music to be a separate segment; however, this business has not developed as quickly as initially anticipated and is at least currently no longer considered a separate reportable segment. The segment data below has been restated for all periods to reflect the current segment structure.

         E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline.

         The factors for determining reportable segments were based on service and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA (earnings or loss before interest, taxes, depreciation and amortization, including stock based compensation, and loss from impairment of goodwill). Included in EBITDA are direct operating expenses for the segment. The following table summarizes the revenue and EBITDA by segment for the years ended December 31, 1999, 2000 and 2001. Corporate expenses consist of general operating expenses which are not directly related to the operations of the segments.

	YEAR ENDED DECEMBER 31,

	1999	2000	2001

	(IN THOUSANDS)
Net Revenue:

E-commerce	$5,282	$12,160	$7,542

Media	2,910	6,326	2,879

Other	778	244	—

	$8,970	$18,730	$10,421

EBITDA:

E-commerce	$(2,756)	$(4,103)	$(2,605)

Media	(12,330)	(16,809)	(6,908)

Other	(257)	(262)	—

	(15,343)	(21,174)	(9,513)

Corporate	(8,121)	(26,866)	(16,086)

	$(23,464)	$(48,040)	$(25,599)

	YEAR ENDED DECEMBER 31,

	1999	2000	2001

	(IN THOUSANDS)
Reconciliation of EBITDA to Net Loss:

EBITDA per Segments	$(23,464)	$(48,040)	$(25,599)

Stock-based compensation	(32,073)	(12,612)	(20,820)

Depreciation and amortization	(2,509)	(6,248)	(6,512)

Amortization of vendor prepaid	(111)	(333)	(139)

Loss from impairment of goodwill	—	—	(11,444)

Income (loss) from equity investments	50	(235)	(8,998)

Interest income, net	281	5,969	3,585

Income from discontinued operations	22	2,191	47

Net Loss	$(57,804)	$(59,308)	$(69,880)

The following table summarizes assets as of December 31, 2000 and 2001.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	DECEMBER 31,

	2000	2001

Assets:

Corporate	$98,882	$56,426

E-commerce	9,394	498

Media	9,486	2,949

	$117,762	$59,873

         Assets by segment are those assets used in the Company operations in each segment. Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

         As of December 31, 2001, the Company had advanced $5.3 million to its record label venture, ARTISTdirect Records and recorded losses of approximately $8.6 million for the year ended December 31, 2001. See Note 9 for further discussion.

22.	QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth unaudited quarterly results of operations for the eight most recent quarters ended December 31, 2001. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	QUARTER ENDED

	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(IN THOUSANDS, EXCEPT FOR SHARE DATA)

Net revenue	$3,952	$4,671	$4,511	$5,596	$3,128	$2,739	$1,989	$2,565

Gross profit (loss)	(2,258)	(1,317)	(2,283)	(1,441)	(2,152)	(1,558)	(2,063)	(4,076)

Loss from continuing operations	(11,535)	(14,733)	(17,963)	(17,268)	(17,096)	(10,908)	(19,432)	(22,491)

Income (loss) from discontinued operations	348	730	888	225	14	(42)	71	4

Net loss	(11,187)	(14,003)	(17,075)	(17,043)	(17,082)	(10,950)	(19,361)	(22,487)

Net loss attributed to common shareholders	(36,747)	(14,274)	(16,921)	(17,236)	(17,246)	(11,123)	(19,557)	(22,645)

Basic and diluted loss per share:

From continuing operations	(24.89)	(4.07)	(4.68)	(4.62)	(4.56)	(3.06)	(5.50)	(6.45)

From discontinued operations	0.23	0.20	0.23	0.06	0.00	(0.01)	0.02	0.00

Total	$(24.66)	$(3.87)	$(4.45)	$(4.56)	$(4.56)	$(3.07)	$(5.48)	$(6.45)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Registrant’s Certificate of Incorporation and Bylaws determining the rights of holders of the Registrant’s common stock. See Exhibits 4.3 and 10.4 for the rights of holders of registration rights.

4.2	Specimen common stock certificate. Incorporated by reference to Exhibit 4.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

4.3	Registration Rights Letter Agreement dated May 31, 2001 between the Registrant and Frederick W. Field. Incorporated by reference to Exhibit 3 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.1+	BMI Music Performance Agreement for the UBL, dated October 9, 1998. Incorporated by reference to Exhibit 10.3 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.2+	Database, On-Line Internet Retail Store and Consumer Direct Fulfillment Services Agreement, dated as of August 15, 1998, between AEC One Stop Group, Inc. and the UBL, as amended. Incorporated by reference to Exhibit 10.6 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.3	Securities Purchase Agreement, dated July 28, 1998, among the Registrant, the UBL, Constellation Venture Capital, L.P. and Constellation Ventures (BVI), Inc. Incorporated by reference to Exhibit 10.7 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.4	Third Amended and Restated Registration Rights Agreement, dated as of November 12, 1999, among the Registrant and the other parties who are signatories thereto, as amended. Incorporated by reference to Exhibit 10.8 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.5	UBL Exchange, Contribution and Distribution Agreement, dated May 18, 1999. Incorporated by reference to Exhibit 10.9 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.6	Issuance, Noncompetition and Nonsolicitation Agreement, dated as of January 1, 1996, between the Registrant and Keith Yokomoto. Incorporated by reference to Exhibit 10.13 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

EXHIBIT NO.	DESCRIPTION

10.7	Issuance Agreement, dated as of January 1, 1998, between the Registrant, Marc Geiger, Donald Muller, and L&G Associates One. Incorporated by reference to Exhibit 10.14 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.8	Deferred Compensation Agreement, dated as of April 1, 1998, by and between Keith Yokomoto and the Registrant dated July 1, 1998. Incorporated by reference to Exhibit 10.16 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.9	Employment Agreement, dated as of July 28, 1998, between Marc Geiger and the Registrant. Incorporated by reference to Exhibit 10.19 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.10	Employment Agreement, dated as of July 28, 1998, between Don Muller and the Registrant. Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.11	1999 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.12	1999 Employee Stock Option Plan. Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.13	1999 Artist and Artist Advisor Stock Option Plan. Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.14	1999 Artist Stock Option Plan. Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.15+	ADNM Merchandiser Agreement, dated as of April 1, 1999, between Giant Merchandising and ARTISTdirect New Media, LLC. Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.16+	UBL Merchandiser Agreement, dated as of April 1, 1999, between Giant Merchandising and ARTISTdirect New Media, LLC. Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.17	5670 Wilshire Boulevard Office Lease, as amended. Incorporated by reference to Exhibit 10.47 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.18	Form of Directors Indemnification Agreement. Incorporated by reference to Exhibit 10.29 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.19	Form of Officers Indemnification Agreement. Incorporated by reference to Exhibit 10.30 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.20+	ARTISTdirect – Cisneros Television Group Memorandum of Understanding dated as of November 15, 1999 between the Registrant and Lakeport Overseas Ltd. Incorporated by reference to Exhibit 10.40 in the

EXHIBIT NO.	DESCRIPTION

Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.21	Form of Series C Preferred Stock Purchase Agreement. Incorporated by reference to Exhibit 10.45 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.22	Warrant dated December 24, 1999, issued to Yahoo! Incorporated by reference to Exhibit 10.46 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 – 7 thereto.

10.23	Operating Agreement of ARTISTdirect Records, LLC dated May 31, 2001 by and among ARTISTdirect Records, LLC, ARTISTdirect Recordings, Inc. and Radar Records Holdings, LLC. Incorporated by reference to Appendix B filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.24	Loan and Security Agreement dated May 31, 2001 by and between ARTISTdirect Records, LLC and ARTISTdirect Recordings, Inc. Incorporated by reference to Appendix C filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001

10.25	Employment Agreement dated May 31, 2001 by and between the Registrant and Frederick W. Field. Incorporated by reference to Exhibit 1 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001

10.26	Employment Agreement dated May 31, 2001 by and between ARTISTdirect Records, LLC and Frederick W. Field. Incorporated by reference to Exhibit 2 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.27	Letter Agreement dated May 31, 2001 by and among the Registrant, ARTISTdirect Records, LLC, ARTISTdirect Recordings, Inc., Frederick W. Field and Radar Records Holdings, LLC. Incorporated by reference to Exhibit 4 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.28	Agreement to Extend Initial Period of Employment, dated as of April 27, 2001, between Marc Geiger and the Registrant. Incorporated by reference to Exhibit 10.53 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No. 333-50576), as amended by Amendment No.’s 1 – 5 thereto.

10.29	Amendment to Employment Agreement, dated as of July 1, 2001, between Marc Geiger and the Registrant. Incorporated by reference to Exhibit 10.54 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No. 333-50576), as amended by Amendment No.’s 1 – 5 thereto.

10.30	Employment Agreement, dated as of July 1, 2001, between Keith Yokomoto and the Registrant. Incorporated by reference to Exhibit 10.55 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No. 333-50576), as amended by Amendment No.’s 1 – 5 thereto.

10.31+	Hosting and Development Agreement, dated August 14, 2001, between CNP, Inc. (formerly Amplified Holdings, Inc.) and the Registrant. Incorporated by reference to Exhibit 10.56 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No. 333-50576), as amended by Amendment No.’s 1 – 5 thereto.

10.32+	Agreement dated as of July 19, 2000 between the Registrant and Ticketmaster Online-City Search, Inc. Incorporated by reference to Exhibit 10.57 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No. 333-50576), as amended by Amendment No.’s 1 – 5 thereto.

EXHIBIT NO.	DESCRIPTION

10.33	Unit Purchase Agreement dated as of October 31, 2001, among ARTISTdirect Records, LLC ARTISTdirect Recordings, Inc., Radar Records Holdings, LLC, BMG Music, the Registrant, and Frederick W. Field.

10.34+	Short Form Distribution and Foreign License Agreement dated as of October 31, 2001, between ARTISTdirect Records, LLC. and BMG Music d/b/a BMG Entertainment.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No. 333-50576), as amended by Amendment No.’s 1 – 5 thereto.

23.1	Consent of KPMG LLP with respect to ARTISTdirect, LLC and subsidiaries.

24.1	Powers of Attorney. Included on signature page.

99.1	Mjuice.com, Inc. 1999 Stock Option Plan, as assumed by Registrant. Incorporated by reference to Exhibit 99.3 in the Registrant’s Registration Statement on Form S-8 filed on January 4, 2001.

99.2	Audio Explosion, Inc. 1998 Stock Option Plan, as assumed by Registrant. Incorporated by reference to Exhibit 99.4 in the Registrant’s Registration Statement on Form S-8 filed on January 4, 2001.

99.3	Offer to Purchase, dated February 26, 2001. Incorporated by reference to Exhibit (a)(1)(A) filed in connection with the Registrant’s Schedule TO-I on February 26, 2001.

+	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.