Form 10-Q
period 2002-03-31
ARTISTDIRECT INC
filed 2002-05-15
CIK 1095079

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 000-30063

ARTISTDIRECT, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4644384
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5670 Wilshire Boulevard, Suite 200
Los Angeles, California	90036
(Address of principal executive office)	(Zip Code)

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

Yes      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, par value $0.01 per share, outstanding as of March 31, 2002: 3,460,608 shares.

     In this Report, the words “ARTISTdirect,” the “Company,” “we,” “us” and “our” collectively refer to ARTISTdirect, Inc.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARTISTDIRECT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,504	$25,766
Restricted cash	2,258	2,258
Short term investments	20,335	18,518
Accounts receivable, net	258	346
Prepaid stock based compensation	3,107	4,645
Other prepaid expenses and current assets	2,153	1,390

Total current assets	38,615	52,923
Property and equipment, net	5,275	6,077
Investments in affiliated companies	80	80
Goodwill and intangibles, net	788	788
Other assets, net	5	5

	$44,763	$59,873

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$206	$251
Accrued expenses	2,755	4,018
Loans and notes payable	—	254
Deferred revenue	26	36

Total current liabilities	2,987	4,559
Investment in record label joint venture	2,622	3,027
Long term liabilities	907	903

Total liabilities	6,516	8,489

Stockholders’ equity:
Common stock, $0.01 par value per share. Authorized 150,000,000 shares; issued 3,783,510 shares; outstanding 3,460,608 shares	379	379
Treasury stock, 322,902 shares	(3,442)	(3,442)
Additional paid-in-capital	207,894	207,832
Unearned compensation	(685)	(745)
Accumulated deficit	(165,951)	(152,786)
Unrealized gain on available for sale investments	52	146

Total stockholders’ equity	38,247	51,384

	$44,763	$59,873

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except for share data)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Net revenue:
E-Commerce	$1,250	$2,394
Media	81	734

Total net revenue	1,331	3,128
Cost of revenue:
Direct cost of product sales	1,020	2,113
Other cost of revenue	851	1,618
Stock-based compensation	950	1,549

Total cost of revenue	2,821	5,280
Gross loss	(1,490)	(2,152)
Operating expenses:
Website development	9	1,647
Sales and marketing	641	2,426
General and administrative	1,579	4,132
Stock-based compensation	714	1,683
Depreciation and amortization	787	1,996
Loss from impairment of goodwill	—	4,458

Loss from operations	(5,220)	(18,494)
Income (loss) from equity investments	(8,398)	55
Interest income, net	295	1,343

Loss from continuing operations before taxes	(13,323)	(17,096)
Income taxes	—	—

Loss from continuing operations	$(13,323)	$(17,096)
Income from discontinued operations	158	14

Net loss	$(13,165)	$(17,082)
Interest on rescission offer	—	164

Net loss attributable to common shareholders	$(13,165)	$(17,246)

Basic and diluted loss per share from continuing operations	$(3.85)	$(4.56)
Basic and diluted income per share from discontinued operations	0.05	0.00

Basic and diluted loss per share	$(3.80)	$(4.56)

Weighted average common shares outstanding	3,460,608	3,779,608

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,165)	$(17,082)
Income from discontinued operations	158	14

Loss from continuing operations	(13,323)	(17,096)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	787	1,996
(Income)/loss from equity investments	8,398	(55)
Loss on sale of equipment	—	10
Loss from impairment of goodwill	—	4,458
Allowance for doubtful accounts and sales returns	(5)	(107)
Stock based compensation	1,664	3,232
Changes in assets and liabilities:
Accounts receivable	94	693
Prepaid expenses and other current assets	(858)	1,006
Other assets	—	(9)
Accounts payable, accrued expenses and other liabilities	(1,562)	(1,520)
Deferred revenue	(10)	(34)

Net cash used in continuing operations	(4,815)	(7,426)
Net cash provided by discontinued operations	158	14

Net cash used in operating activities	(4,657)	(7,412)

Cash flows from investing activities:
Purchases of property and equipment	—	(781)
Proceeds from the sales of equipment	15	40
Sale/maturity (purchase) of short-term investments, net	(1,817)	5,955
Investment in AD Records	(8,803)	—
Distribution of earnings from equity investment	—	—

Net cash provided by (used in) investing activities	(10,605)	5,214

Cash flows from financing activities:
Proceeds from financing activities	—	—

Net cash provided by (used in) financing activities	—	—

Net decrease in cash and cash equivalents	(15,262)	(2,198)
Cash and cash equivalents at beginning of period	25,766	51,457

Cash and cash equivalents at end of period	$10,504	$49,259

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

NOTE 2 – REVERSE STOCK SPLIT

On July 5, 2001, the Company declared a 1 for 10 reverse stock split (the “Reverse Stock Split”). The outstanding common stock, redeemable common securities, options and warrants have been retroactively adjusted to reflect the Reverse Stock Split.

NOTE 3 – CRITICAL ACCOUNTING POLICIES

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2002 and results of its operations and cash flows for the three months ended March 31, 2002 and 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the expected results for the full year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s documents filed with the Securities and Exchange Commission (“SEC”) including its Form 10-K and Registration Statements on Form S-1, and all amendments thereto.

Loss Per Common Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No.128, “Earnings Per Share,” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 98. SFAS No.128 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”). Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options, and the like) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The number of potentially dilutive common share equivalents outstanding and excluded from diluted EPS because their effect is anti-dilutive as of March 31, 2002 and 2001 was approximately 840,000 and 1.0 million, respectively.

Revenue Recognition

E-Commerce revenue includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through the ARTISTdirect shopping mall of our network. The Company recognizes the gross amount of product sales and shipping revenue upon shipment of the item and records appropriate reserves for product returns. The Company has experienced seasonality with respect to its online product sales. In particular, the Company’s e-commerce sales in the fourth quarter have, on average, been higher than in other quarters. The Company believes that this trend may continue for the foreseeable future.

Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, the Company principally earns revenue based on the number of impressions or times an advertisement appears on pages viewed within its Web sites. The Company’s banner advertising commitments generally range from one to six months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of ARTISTdirect remain and collection of the resulting receivable is reasonably assured. The Company typically guarantees a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, the Company defers recognition of the corresponding revenue until the guaranteed impressions are delivered. There were no such instances as of March 31, 2002 and 2001. The Company also sells to advertisers sponsorship of a Web page or event for a specified period of time. The Company recognizes sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met.

Stock-Based Compensation

Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities. The Company records the fair value of options and warrants granted to non-employees as compensation expense over the period of service. The Company determines the fair value of these options and warrants based on the Black-Scholes option pricing model.

Stock-based compensation included in operating expenses represents the amortization of non-cash compensation expense related to equity instruments granted to employees, directors, professional firms, artists and artist advisors. Compensation for equity grants to non-employees is recorded in the same manner as described above. The Company records stock compensation for employee option grants equal to the excess of the fair value of its common stock over the exercise price on the grant date. The Company records the compensation over the vesting period.

Please see Note 5 below for more information on stock-based compensation.

Impairment of Long-Lived Assets and Goodwill

Prior to 2002, the Company followed the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,” which required it to periodically review the carrying amounts of long-lived assets (which consist primarily of fixed assets) and goodwill to determine whether current events or circumstances warrant adjustments to such carrying amounts. An impairment adjustment is necessary in the event that the net book value of such long-lived assets and related goodwill exceeds the future undiscounted cash flows attributable to such assets. In such an event, the loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. During the three months ended March 31, 2001, the Company determined that the remaining goodwill associated with the acquisition of Mjuice, Inc. was impaired due to the Company’s decision to wind down the related operation. As a result, the Company recorded a loss from impairment of the goodwill from the Mjuice transaction of $4.5 million. As of January 1, 2002, the Company follows the provisions of SFAS No. 144, as more fully described below.

Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Such estimates for the Company include the allowance for doubtful accounts, the valuation allowance on deferred tax assets, useful lives of intangible assets and the valuation of long-lived assets and goodwill. Such estimates for the record label joint venture include the allowance for returns and the reserve on artist advances. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and, subsequently, SFAS No. 144 after its adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

Under SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. As of January 1, 2002, all of the Company’s intangible assets represented goodwill.

In connection with this transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of income. The Company is currently in the process of assessing the fair value of its reporting units as required under transitional guidance.

As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of approximately $788,000, which will be subject to the transition provisions of SFAS No. 142. The Company has not yet determined whether there are any transitional impairment losses under SFAS No. 142 that will be recognized as the cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption has not had any effect on the Company’s financial statements.

Following is a reconciliation of the March 31, 2001 reported net loss to the net loss as it would have been if SFAS No. 142 had been effective on January 1, 2001:

	Three Months Ended
	March 31,

(amounts in thousands, except for per-share data)	2002	2001

Reported net loss attributable to common shareholders	$(13,165)	$(17,246)
Add back: Goodwill amortization		1,051

Adjusted net loss attributable to common shareholders	$(13,165)	$(16,195)

Basic and diluted loss per share:
Reported net loss	$(3.80)	$(4.56)
Goodwill amortization		0.28

Adjusted net loss	$(3.80)	$(4.28)

NOTE 4 – RECORD LABEL JOINT VENTURE

In May 2001, the Company entered into an agreement with veteran entertainment executive Frederick W. “Ted” Field to become Chairman and Chief Executive Officer of ARTISTdirect and form a new record label, ARTISTdirect Records, LLC, in partnership with ARTISTdirect. On June 29, 2001, ARTISTdirect stockholders approved the employment of Mr. Field and the formation of the record label. ARTISTdirect Records was formed as a 50/50 co-venture between ARTISTdirect and Mr. Field, with the Company providing a significant financial commitment.

In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North American distribution agreement and worldwide license agreement with BMG, the global music division of Bertelsmann AG. Under the terms of the agreement, BMG Distribution will distribute ARTISTdirect Records’ releases in North America, and BMG will license ARTISTdirect Records’ repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized including BMG’s purchase of 5% of the equity of ARTISTdirect Records from the Company. As part of this transaction, BMG agreed to assume $5.0 million of the Company’s funding commitment to ARTISTdirect Records.

The Company initially committed to the venture a total of $50 million over five years with the Company committing to fund up to $15.0 million per year, subject to a limit of $33 million in any three year period. Any funding in excess of these amounts would require the approval of the Company’s Board of Directors. As a result of the BMG equity purchase, the Company’s funding commitment has been reduced to $45 million of which it advanced approximately $8.8 million during the three months ended March 31, 2002 and has advanced a total of $14.3 million from inception to March 31, 2002.

Since the Company is not deemed to have voting or operating control of ARTISTdirect Records, it does not consolidate the results of the record label and it records its share of losses based on the equity method of accounting as income (loss) from equity investments in its consolidated statements of operations. Since the Company had committed to fund 100% of the operations of ARTISTdirect Records, it has recorded 100% of the losses attributable to that venture from inception to March 31, 2002. The Company recognized $8.4 million of equity loss from the record label for the three months ended March 31, 2002 and has recognized $17.0 million of losses from inception to March 31, 2002. Based upon completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of the Company’s total funding commitment, the Company intends to record only its proportionate percentage of any future losses of ARTISTdirect Records from May 1, 2002.

The carrying amount of the Company’s investment in ARTISTdirect Records represents the difference between the Company’s investment and advances and the Company’s share of profit or loss from the record label. As of March 31, 2002, the Company’s share of losses exceeded the amount of the Company’s investment and advances to date, resulting in a credit balance of approximately $2.6 million. Therefore, the carrying amount has been classified as a liability on the Company’s balance sheet.

A summary income statement for ARTISTdirect Records for the three months ended March 31, 2002 is as follows (amount in thousands):

Three months
ended
March 31, 2002

(Unaudited)
Net revenue	$842
Cost of revenue
Manufacturing and distribution expenses	281
Provision for advances and royalties, net	3,157

Total cost of revenue	3,438

Gross loss	(2,596)
Operating expenses
Sales and marketing	2,247
General and administrative	3,555

Loss from operations	$(8,398)

As of March 31, 2002, ARTISTdirect Records had signed recording agreements with ten artists and advanced a total of $6.3 million in artist and producer advances and recording costs. The amount of these advances is recoupable against royalties to be earned by the artists and producers based on sales. However, given that the artists signed by ARTISTdirect Records have no previous track record, the venture has accrued a provision for 100% of the advances expended.

NOTE 5 – STOCK-BASED COMPENSATION

Stock-based compensation represents the amortization of non-cash compensation expense related to equity granted to employees, directors, professional firms, artists and advisors and is recorded in both cost of revenue and operating expenses. Stock-based compensation recorded in cost of revenue represents compensation in connection with artists entering into contractual commitments to operate their online commerce activities.

Stock-based compensation in cost of revenues for the three months ended March 31, 2002 and 2001 was $950,000 and $1.5 million, respectively. Stock-based compensation in operating expenses for the three months ended March 31, 2002 and 2001 was $714,000 and $1.7 million, respectively.

In December 2001, the Company completed a rescission offer in which it rescinded the purchase of 83,403 shares of its Common Stock purchased upon the exercise of options and the issuance of vested and unvested unexercised options to purchase 636,740 shares of its Common Stock. The shares of Common Stock were repurchased at prices ranging from $12.40 to $40.00 per share and the unexercised options that were rescinded had exercise prices ranging from $12.40 to $140.00 per share. In aggregate, the Company paid $10.2 million to rescind the shares and options. During 2001, the Company recorded stock-based compensation related to the rescission offer of approximately $6.9 million. An additional $1.8 million is being expensed during 2002, of which approximately $600,000 was recorded in the first quarter of 2002. We did not record any compensation expense related to the shares and options of those holders who chose not to accept the rescission offer.

NOTE 6 – SEGMENT INFORMATION

As of March 31, 2002, the Company operates primarily through three reportable segments: E-commerce operations (“E-commerce”), Media operations (“Media”) and Record Label operations through its 50% equity interest in ARTISTdirect Records LLC, its co-venture with Ted Field. However, since the Company only owns 50% of the record label venture and does not exert voting and operating control over it, the record label results are not consolidated.

In prior years, the Company also considered its talent agency business to be a segment, but the Company decided in December 2001 to exit this business and as a result it has been shown as a discontinued operation in the consolidated statements of operations. The Company also previously considered digital music to be a separate segment; however, this business has not developed as quickly as initially anticipated and is no longer considered a separate reportable segment. The segment data below has been restated for all periods to reflect the current segment structure.

E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline.

The factors for determining reportable segments were based on service and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA (earnings or loss before interest, taxes, depreciation and amortization, including stock based compensation, and loss from impairment of goodwill). Included in EBITDA loss are direct operating expenses for the segment. The following table summarizes the revenue and EBITDA loss by segment for the three months ended March 31, 2002 and 2001, respectively. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Three months ended March 31,

	2002	2001

	(in thousands)
Net Revenue:
E-commerce	$1,250	$2,394
Media	81	734

	$1,331	$3,128

EBITDA Loss:
E-commerce	(86)	(1,224)
Media	(1,056)	(2,670)

	(1,142)	(3,894)
Corporate	(1,627)	(4,775)

	$(2,769)	$(8,669)

Reconciliation of EBITDA Loss to Net Loss:
EBITDA Loss per Segments	$(2,769)	$(8,669)
Amortization of Stock-based compensation	(1,664)	(3,232)
Depreciation and amortization	(787)	(1,996)
Amortization of vendor prepaid	—	(139)
Loss from impairment of goodwill	—	(4,458)
Income (loss) from equity investments	(8,398)	55
Interest income, net	295	1,343
Income from discontinued operations	158	14

Net loss	$(13,165)	$(17,082)

The following table summarizes assets as of March 31, 2002 and December 31, 2001.

	March 31, 2002	December 31, 2001

	(in thousands)
Assets:
Corporate	$40,346	$53,601
E-commerce	3,683	5,143
Media	734	1,129

	$44,763	$59,873

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning our unproven business model, increased competition in our industry, our ability to generate revenues from our record label, online product sales, advertising and other revenue streams, and our ability to increase visits to our Web site, to attract and retain artists, to adequately fund our operations and financial commitments, to offer compelling content, to fulfill on-line music and merchandise orders in a timely manner, to build brand recognition, to integrate acquisitions of technology and other businesses, to protect and/or obtain intellectual property rights, and to manage growth. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Factors That May Affect Future Results” set forth in this report on Form 10-Q and similar discussions in our other filings with the SEC, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our Common Stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

Overview

     We are a music entertainment company that combines an online music network and a record label to provide an integrated offering for music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of Web sites offering multi-media content, music news and information, community around shared music interests, music-related commerce and digital music services. We previously operated a record label, Kneeling Elephant Records, which ceased operations in June 2000. In May 2001, we entered into an agreement with veteran entertainment executive Frederick W. “Ted” Field to become our Chairman and Chief Executive Officer and form a new record label in partnership with us. On June 29, 2001, our stockholders approved the employment of Mr. Field and the formation of the record label, ARTISTdirect Records, LLC, as a 50/50 co-venture between ARTISTdirect and Mr. Field where we agreed to provide a significant financial commitment. Through our co-venture record label, we develop new musical artists and produce and distribute their recordings as an independent label utilizing both traditional channels and emerging Internet distribution channels. In addition to the formation of the record label and our financial commitment, we entered into a five-year employment agreement with Mr. Field and he joined our Board of Directors. Mr. Field also serves as the Chief Executive Officer of ARTISTdirect Records.

     In November 2001, we agreed in principle to sell a 5% equity interest in ARTISTdirect Records to BMG Entertainment in connection with entering into a North American distribution agreement and a worldwide licensing agreement with BMG. In April 2002, these agreements were formally executed. As part of these transactions, BMG agreed to advance certain monies against net sales proceeds under the agreements and has also assumed $5 million of the our funding commitment to the operations of ARTISTdirect Records. Due to the our commitment to fully fund the operations of ARTISTdirect Records, we have recorded 100% of the losses of the co-venture from inception to March 31, 2002. From May 1, 2002, we plan to record our proportionate share of the losses of ARTISTdirect Records based on the relative funding commitments between BMG and us.

     In December 2001, we decided to exit the music talent agency business because we believed that our prospects for increasing the value of this business were limited and that there were potential conflicts of interests with our new co-venture record label. As a result, we have recorded the net results of this business segment as a discontinued operation in the consolidated statement of operations for all years presented. We expect to complete the wind-up of the talent agency business during the first half of 2002.

     As part of our overall cost-cutting measures implemented in 2001, we significantly reduced our operating costs. In particular, during the year ended December 31, 2001, we laid off 137 employees. We expect this to help us reduce our net loss going forward and conserve our cash resources given prevailing market conditions. We have incurred cumulative net losses of $207 million from inception to March 31, 2002, of which approximately $71 million represented stock-based compensation expense. While we have significantly reduced our operating expenses, especially those related to our online operations, technology infrastructure and marketing, we expect our net losses to continue and to remain significant for the foreseeable future. We are committed to spend up to $45 million (net of BMG’s funding commitment of $5 million finalized in April 2002) through July 2006 developing ARTISTdirect Records. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. See “Factors That May Affect Future Results” for a more complete description of the many risks we face. Our business is evolving rapidly, and therefore we believe that period-to-period comparisons of our operating results may not be meaningful and may not be accurate indicators of future performance.

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

Reverse Stock Split

     In July 2001, we completed a one-for-ten reverse stock split of our Common Stock. Accordingly, unless otherwise specified, all references to our Common Stock in this report reflect the one-for-ten reverse stock split.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Stock-Based Compensation

     Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities. The Company records the fair value of options and warrants granted to non-employees as compensation expense over the period of service. The Company determines the fair value of these options and warrants based on the Black-Scholes option pricing model.

     Stock-based compensation included in operating expenses represents the amortization of non-cash compensation expense related to equity instruments granted to employees, directors, professional firms, artists and artist advisors. Compensation for equity grants to non-employees is recorded in the same manner as described above. The Company records stock compensation for employee option grants equal to the excess of the fair value of its common stock over the exercise price on the grant date. The Company records the compensation over the vesting period.

Impairment of Long-Lived Assets and Goodwill

     The Company evaluates impairment of long-lived assets (which consist primarily of fixed assets) and goodwill by comparing the projected future cash flows at the lowest level of discrete financial information, by its operating segments, to the carrying amount of the assets. In the event that projected future cash flows do not appear to be sufficient to recover the carrying amounts of the assets, the Company records an impairment charge to record the assets at their fair value. The fair value represents the discounted projected future cash flows.

Revenue

     Prior to our decision to exit the music talent agency (“Agency”) business, we generated revenue from three sources: E-Commerce, Media and Agency. In December 2001, we decided to exit the Agency business and expect to fully wind up operations during the first half of 2002. Therefore, the results of the Agency business have been shown in our financial statements as a discontinued operation. Substantially all of our revenue is generated in cash. For the three months ended March 31, 2002 and 2001 there was no barter revenue.

     E-Commerce Revenue. E-Commerce revenue includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through the ARTISTdirect shopping mall of our network. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our E-Commerce sales in the fourth quarter have, on average, been higher than in other quarters. We believe that this trend may continue for the foreseeable future. For the three months ended March 31, 2002 and 2001, E-Commerce revenue constituted approximately 94% and 77%, respectively, of our total net revenue for those periods.

     Media Revenue. Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to six months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is reasonably assured. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. For the three months ended March 31, 2002 and 2001, media revenue constituted approximately 6% and 23%, respectively, of our total net revenue for those periods.

     Since most of our sponsorship and advertising contracts are short-term in nature, our advertising revenue is susceptible to significant fluctuation. In particular, our net revenue from advertising revenue has significantly decreased since the third quarter of 2000. This decrease is primarily due to advertisers spending less money on advertising in general and on banner advertising in particular. In addition, we have been focusing our sales efforts on integrated marketing solution packages that offer advertisers a combination of off-line concert and tour sponsorships that are supported by online banner advertising and custom content areas. These deals can take over six months to put together due to their complex nature. Accordingly, we do not expect our advertising revenue to increase significantly in the near future. During the three months ended March 31, 2002, AT&T Wireless accounted for 25% of our total media revenue. No other advertiser accounted for more than 10% of our media revenue for that period.

     Agency Revenue. Revenue from the ARTISTdirect Agency, which we decided to dispose of in December 2001 and is shown as a discontinued operation in our financial statements, consisted primarily of commissions generated on tour and event bookings of artists represented by the agency. Agency revenue was recognized at the time the artist was paid. Agency revenue fluctuated depending on touring schedules of major artists represented by the agency. For the three months ended March 31, 2002 and 2001, agency revenue was $242,000 and $225,000, respectively.

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

     Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities. In connection with the amortization of vendor warrants and artist and advisor stock options (including compensation related to the rescission offer) granted through March 31, 2002, we recorded non-cash compensation expense of approximately $950,000 and $1.5 million for the three months ended March 31, 2002 and 2001, respectively. We currently do not intend to grant additional equity interests in the future related to obtaining e-commerce rights from artists.

     Since the quarter ended December 31, 1999, our cost of revenue has exceeded our net revenue primarily as a result of changes in our operations along with the increase in amortization of vendor warrants and artist stock options. We expect this trend to continue through at least 2002 as we fully amortize the remaining prepaid stock based compensation.

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

     Stock-based Compensation. Stock-based compensation included in operating expenses represents the amortization of non-cash compensation expense related to equity (including compensation related to the rescission offer) granted to employees, directors, professional firms, and to artists and advisors in connection with the artists entering into contractual commitments to provide promotional services for their online commerce activities. For the three months ended March 31, 2002 and 2001, stock-based compensation expense of approximately $700,000 and $1.7 million, respectively, was recognized in operating expenses.

     We record stock compensation for employee option grants equal to the excess of the fair value of our common stock over the exercise price on the grant date. We record the compensation over the vesting period. For options and warrants granted to non-employees, we record as stock compensation the fair value of the options and warrants (using the Black-Scholes option pricing model) amortized over the related period of service. We may grant additional equity securities in the future to employees, directors, and others.

     In December 2001, we completed a rescission offer to certain holders of stock options and shares of Common Stock purchased pursuant to stock options and recorded stock-based compensation expense of approximately $6.9 million. An additional $1.8 million is being expensed during 2002 as the initial term of the service agreements related to the rescinded stock options expire. We did not record any compensation expense related to the shares and options of those holders who chose not to accept the rescission offer. The staff of the Securities and Exchange Commission has taken the position that a person’s federal right of rescission may survive the rescission offer. However, federal courts in the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. We believe that subsequent to the rescission offer, any rights to rescind will be contingent upon legal rulings, the outcome of which are not currently determinable. Accordingly, we will account for shares and options that were not rescinded in the rescission offer as if there is no right of rescission. In the event any rescissions occur subsequent to the expiration of the rescission offer in December 2001, we will account for those rescissions, if any, in the manner described above at the time those rescissions are completed.

     Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of fixed assets and the amortization of acquired intangible assets.

Interest Income and Expense

     Interest income consists of earnings on our cash and cash equivalents, and interest expense consists of interest associated with short-term borrowings and equipment lease obligations.

Results of Operations

Three months ended March 31, 2002 and 2001

Net Revenue

     Net revenue decreased to $1.3 million for the three months ended March 31, 2002 from $3.1 million for the three months ended March 31, 2001, which represented a decrease of 57%. The decrease was primarily due to a $1.1 million, or 48%, decrease in E-commerce revenues to $1.3 million for the three months ended March 31, 2002 from $2.4 million for the three months ended March 31, 2001, primarily as a result of a decrease in the number of customer orders. Media revenue decreased $653,000, or 89%, to $81,000 for the three months ended March 31, 2002 from $734,000 for the three months ended March 31, 2001, primarily as a result of a decrease in sales of impression-based online advertising due in part to an overall soft advertising market.

Cost of Revenue

     Direct cost of product revenue decreased to $1.0 million for the three months ended March 31, 2002 from $2.1 million for the three months ended March 31, 2001, which represented a decrease of 52%. This $1.1 million decrease was due to the decrease in the number of customer orders. Other cost of revenue decreased to $851,000 for the three months ended March 31, 2002 from $1.6 million for the three months ended March 31, 2001, which represented a decrease of

47%. This $767,000 decrease was primarily due to decreases in Web site hosting and maintenance costs and payroll and related costs of our ARTISTdirect Network production staff. For the three months ended March 31, 2002, we recorded non-cash stock-based compensation charges of $950,000 compared to $1.5 million for the three months ended March 31, 2001. The stock-based compensation expense relates to the amortization of the estimated value of the options, using the Black-Scholes method, given to artists in connection with the operation of their stores, as well as compensation related to the rescission offer, and is amortized over the life of the associated contract periods. Our overall gross profit margin decreased to -112% in the first quarter of 2002 from -69% in the first quarter of 2001 primarily due to the significant decrease in media revenue.

Operating Expense

     Web Site Development. Web site development expense decreased 99% to $9,000 for the three months ended March 31, 2002 from $1.6 million for the three months ended March 31, 2001. This decrease was primarily attributable to a cessation of activity related to the enhancement of our Web sites compared to the first quarter of 2001 when we incurred the costs of bringing our Pandesic E-Commerce system in-house, as well as fees paid to third party service vendors relating to development of our network and a digital music capability.

     Sales and Marketing. Sales and marketing expense decreased 74% to $641,000 for the three months ended March 31, 2002 from $2.4 million for the three months ended March 31, 2001. The decrease was primarily attributable to reduced advertising and promotion expenses related to the ARTISTdirect Network and lower payroll and related costs.

     General and Administrative. General and administrative expense decreased 62% to $1.6 million for the three months ended March 31, 2002 from $4.1 million for the three months ended March 31, 2001. This decrease was primarily attributable to lower payroll and related costs resulting from a reduction in headcount during 2001 as well as lower costs for facilities and outside services.

     Stock-based Compensation. We recorded stock-based compensation expense of $714,000 for the three months ended March 31, 2002 in connection with stock option issuances to employees, directors, professional firms and artists for promotional services, as well as compensation related to the rescission offer, compared with $1.7 million for the three months ended March 31, 2001, a decrease of 58%. This decrease was primarily due to termination of employees and cancellation of artist promotion agreements in 2001 resulting in acceleration of expense in 2001.

     Depreciation and Amortization. Depreciation and amortization expense decreased to $787,000 for the three months ended March 31, 2002 from approximately $2.0 million for the three months ended March 31, 2001. This decrease was primarily attributable to a decrease in the amortization of goodwill in the first quarter of 2002 compared with 2001. This decrease was due to the write-off of a majority of the Company’s goodwill in 2001 as well as the change in accounting principle as of January 1, 2002, relating to the treatment of goodwill.

     Impairment of Goodwill. During the three months ended March 31, 2001, we recorded a loss on impairment of goodwill related to the Mjuice acquisition in the amount of $4.5 million. No comparable expense was recorded during the first quarter of 2002.

     Income (loss) from Equity Investments. Loss from equity investments for the three months ended March 31, 2002 was $8.4 million compared with equity income of $55,000 for the three months ended March 31, 2001. The loss during the first quarter of 2002 related to recognition of 100% of the loss of the Company’s record label venture, ARTISTdirect Records, for that period.

     Interest Income and Expense. Interest income decreased to $295,000 for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. The decrease is due to less interest earned on lower available cash balances for the relevant periods, as well as declining interest rates.

Net Loss

     Net loss decreased $3.9 million, or 23%, to $13.3 million for the three months ended March 31, 2002, compared to $17.1 million for the three months ended March 31, 2001. The decrease in the net loss is primarily attributable to a $662,000 decrease in the gross loss, a $1.6 million decrease in web site development expense, a $1.8 million decrease in sales and marketing expense, a $2.6 million decrease in general and administrative expense, a $1.0 million decrease in the amortization of stock-based compensation, a $1.2 million decrease in depreciation and amortization expense and a $4.5 million decrease in the loss from impairment of goodwill, partially offset by the $8.4 million loss from the Company’s equity investment in ARTISTdirect Records, and a $1.0 million decrease in interest income.

Liquidity and Capital Resources

     On March 31, 2000, we completed our IPO and raised net proceeds of approximately $52.4 million through the sale of 500,000 (after giving effect to our one-for-ten reverse stock split in July 2001) common shares. In addition, we raised an aggregate of $97.5 million of gross proceeds through the sale of 7,000,291 (pre-split) shares of Series C preferred stock in December 1999 and January 2000. In May 1999, we issued 3,750,000 (pre-split) shares of Series B preferred securities in exchange for an aggregate purchase price of $15.0 million. In April 2001, we completed a partial self-tender offer for 200,000 of our outstanding shares at a price per share of $12.50. Our out-of-pocket costs, including expenses associated with the tender offer, were approximately $2.7 million, which we funded from our existing cash and cash equivalents. During the second half of 2001, we also purchased approximately 40,000 shares for a total of $234,000 under an open market share repurchase program. In December 2001, the Company completed a rescission offer in which it rescinded the purchase of 83,403 shares of its Common Stock purchased upon the exercise of options and the issuance of vested and unvested unexercised options to purchase 636,740 shares of Common Stock. The shares were repurchased at prices ranging from $12.40 to $140.00 per share. In aggregate, the Company paid $10.2 million to rescind the shares and options.

     As of March 31, 2002, we had $10.5 million of unrestricted cash and cash equivalents and held $20.3 million in short-term investments.

     Net cash used in operating activities was $4.7 million for the three months ended March 31, 2002, compared with $7.4 million for the three months ended March 31, 2001. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items such as stock-based compensation, depreciation and amortization and in 2002 the loss from equity investments.

     Net cash used in investing activities was $10.6 million for the three months ended March 31, 2002, which resulted primarily from advances of $8.8 million to our record label venture and net purchases of short-term investments of $1.8 million. Net cash provided by investing activities for the three months ended March 31, 2001 was $5.2 million, which resulted from $6.0 million of proceeds from the net maturity/sale of short-term investments partially offset by approximately $.8 million of fixed asset purchases.

     There was no cash provided by or used in financing activities for either the three months ended March 31, 2002 or 2001.

     As of March 31, 2002, our principal commitments consisted of our obligation to fund ARTISTdirect Records with approximately $36 million ($50 million initial commitment less approximately $14.3 million advanced by us through March 31, 2002) and obligations outstanding under operating leases and employment contracts. In April 2002, our funding commitment to ARTISTdirect Records was reduced by $5.0 million in conjunction with BMG’s equity investment in ARTISTdirect Records. As a result, our total future funding commitment has been reduced to approximately $31 million. We are required to fund up to $15.0 million per year to the record label and could provide funding in excess of that amount with the approval of the Company’s Board of Directors. During the first quarter of 2002, we had provided $8.8 million of funding for ARTISTdirect Records.

     A summary of our contractual cash obligations, excluding the record label funding commitment described in the above paragraph, as of March 31, 2002, is as follows:

	Payments Due by Period (in thousands)

		Less than	Between	Between	After
Contractual cash obligations	Total	1 year	2-3 years	4-5 years	5 years

Operating Leases	$15,450	$1,700	$3,500	$3,500	$6,750
Employment contracts	7,000	1,800	3,000	2,250	—

Total contractual cash obligations (excluding record label commitments)	$22,450	$3,500	$6,500	$5,750	$6,750

     We currently anticipate that our available cash resources (which included unrestricted cash of $10.5 million and short-term investments of $20.3 million as of March 31, 2002) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. There can be no assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate. If we are unsuccessful in generating sufficient cash flow from operations, we may need to raise additional funds in future periods through public or private financings, or other arrangements to fund our operations and our commitment to fund the record label. In addition, if our Board of Directors approves funding for the record label in excess of our maximum annual obligation of $15 million, our need to raise additional funds might be accelerated. If any additional financing is needed, we might not be able to raise capital on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In future periods, our business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

It Is Difficult To Evaluate Our Business And Prospects Because We Have A Limited Operating History And Rapidly Evolving Business

     Our limited operating history and rapidly evolving business make it difficult to evaluate our prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential are unproven, and our business model is constantly and rapidly evolving. In particular, the Internet is constantly changing and we may need to modify our business model to adapt to these changes, including our recent decision to focus a significant amount of resources on off-line businesses such as ARTISTdirect Records, our record label co-venture with our Chairman and Chief Executive Officer, Ted Field.

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

We Have A History Of Operating Losses And Anticipate Losses And Negative Cash Flow For The Forseeable Future

     To date, we have not been profitable on an annual or quarterly basis and have incurred accumulated losses of approximately $207 million as of March 31, 2002. For the three months ended March 31, 2002 and the year ended December 31, 2001, we incurred net losses of approximately $13.2 million and $69.9 million, respectively, which represented approximately 989% and 671%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for at least the near future. We will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will likely be unable to continue our operations.

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

There May Be A Significant Conflict Of Interest As A Result Of Ted Field’s Separate Ownership Interest In Artistdirect Records, LLC And His Dual Roles As Chief Executive Officer Of Both The Record Label And The Company

     As of March 31, 2002, Mr. Field held options to purchase approximately 12.8% of the currently outstanding voting interests in the Company and also held approximately 50% of the outstanding ownership interests in ARTISTdirect Records, LLC, the Company’s record label venture. By virtue of the difference in his ownership interests, Mr. Field would likely gain a greater personal benefit if opportunities are capitalized on by ARTISTdirect Records rather than by the Company. Accordingly, there are potential conflicts of interest between the Company and Mr. Field. Although our employment agreement with Mr. Field precludes him from voting on behalf of the Company on matters concerning ARTISTdirect Records, Mr. Field will, by virtue of his authority as Chief Executive Officer of both the Company and ARTISTdirect Records, have substantial influence over the execution of any decisions made by the Company’s Board of Directors.

     As a result, Mr. Field could, through his day-to-day managerial decisions, take actions that are detrimental to the Company and favorable to ARTISTdirect Records. In addition, Mr. Field’s concurrent service as the Chief Executive Officer of both the Company and ARTISTdirect Records could allow Mr. Field to devote more time to ARTISTdirect Records than to the Company. Under the terms of the employment agreement with each entity, Mr. Field is required to devote at least 80% of his business time exclusively to the Company and ARTISTdirect Records. However, Mr. Field is allowed to devote all of that business time exclusively to ARTISTdirect Records as long as it does not adversely affect his performance under the terms of his employment agreement with the Company. While the Company does not expect that any of the foregoing events will occur, there can be no assurance that Mr. Field will always act in the best interests of the Company and its stockholders.

We Have Committed A Substantial Amount Of Our Available Cash To The Record Label Co-Venture With Ted Field And, As A Result, The Amount Of Cash That We Will Have Available To Operate Our Other Businesses Has Been Substantially Reduced

     The record label co-venture with Mr. Field represents a significant shift in the planned use of our cash resources. As of March 31, 2002, we had provided $14.3 million to the record label and are obligated to provide as much as an additional $31 million to the record label through July 2006. Subject to this overall limit, we are obligated to advance as much as $15 million per year to the record label and could provide funding in excess of $15 million per year with the approval of the Company’s Board of Directors. As of March 31, 2002, we had approximately $30.8 million in unrestricted cash and short-term investments. While we currently believe this amount of cash is adequate to fund our obligations to the record label and our existing businesses for at least the next 12 months, if the record label is not successful, or if there is a material delay in anticipated cash flow from the record label, there can be no assurance that our existing cash resources will be adequate to enable us to successfully operate our other businesses or to become cash flow positive at any time in the foreseeable future. If this occurs, we will need to raise additional capital to continue operating our businesses. There can be no assurance that we will be able to raise this additional funding at all or on reasonably acceptable terms if it is needed in the future. If we are unable to successfully raise any necessary funding, our ability to successfully operate our business would be materially adversely affected. See “Liquidity and Capital Resources” on pages 21-23 for more information on our liquidity and capital resources.

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

     Our failure to achieve one or more of these objectives could impair our ability to increase advertising revenue, which could adversely affect our business. In addition to the above factors, general economic conditions, as well as economic conditions specific to online advertising, electronic commerce and the music industry, could affect our ability to increase our advertising revenue. In particular, the growth of online advertising has declined since 2000, which has had, and in the future may continue to have, a significant adverse effect on our revenue from online advertising. We do not currently expect online advertising to grow significantly in the near future. In the past, we have traditionally relied on a limited number of customers for our advertising revenue. For instance, for the three months ended March 31, 2002, AT&T Wireless accounted for 25% of our media revenue for that period. The loss of AT&T Wireless as a customer would have a significant adverse effect on our revenue from online advertising.

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

     We rely to a large extent on timely distribution by third parties. We have historically relied substantially on one vendor, Alliance Entertainment, to fulfill and distribute our orders for music and related merchandise. During the three months ended March 31, 2002 and the year ended December 31, 2001, approximately 85% and 100%, respectively, of our total customer orders were fulfilled by Alliance. In November 2001, we entered into an agreement with another third party, Old Glory Boutique Distributing, Inc., to provide fulfillment services for certain merchandise not being carried and fulfilled with Alliance. We purchase almost all of our compact discs from Alliance and a substantial portion of our music-related merchandise from a limited number of artist licensees or wholesalers including Giant Merchandising, Old Glory and several other vendors. Our contracts with Alliance, Giant and Old Glory expire in August 2003, April 2003 and April 2003, respectively. Our business could be significantly disrupted if Alliance, Old Glory, Giant or other vendors were to terminate, fail to renew or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Old Glory, Giant or other vendors are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms in a timely manner, or at all.

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

We May Be Subject To System Disruptions, Which Could Reduce Our Revenue

     Our ability to attract and retain artists, users, advertisers and merchants for our online network depends on the performance, reliability and availability of our Web sites and network infrastructure. The maintenance and operation of substantially all of our Internet communications hardware and servers have been outsourced to CNP, Inc. (formerly Amplified Holdings, Inc.) and its providers. We have periodic maintenance windows, and we experience outages from time to time caused by temporary problems in our own systems or software or in the systems or software of these third parties. While we have implemented procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time. Our users also depend on third party Internet service providers and Web site operators for access to our Web sites. These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures in the future which are unrelated to our systems, but which could nonetheless adversely affect our business.

We Rely On CNP, Inc. For Extensive Technology Support And Any Disruption Of Our Outsourcing Agreement Would Adversely Affect Our Operations

     In August 2001, we entered into a one-year agreement with CNP, Inc. whereby we outsourced the majority of our technology requirements, including, but not limited to, hosting, e-commerce, content management and content publication. Our Web sites and servers for content, applications, database and e-commerce are currently hosted by CNP at their co-location service provider, IX2 Networks, LLC, in Los Angeles, California. Our agreement with CNP automatically renews for successive one-year periods unless either party gives the other party notice of non-renewal before the end of the term in progress. There can be no assurance that our agreement with CNP will be renewed at the end of its current term. In addition, CNP is a private company with limited capital resources and there can be no assurance that CNP will continue in operation or do so at a level sufficient to be able to provide us with adequate support under the agreement. Should CNP breach its obligations to us under the agreement, we would be entitled to either enter into an agreement with another third party or bring back in-house the hosting, publishing and management of our web sites. However, this could result in disruptions of our systems and greater expenditures, thereby adversely affecting our operations and financial results.

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

If We Do Not Successfully Manage Our Operations, We May Not Be Able To Operate Our Business Effectively

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

We May Continue To Have Contingent Liability Due To Our Issuances Of Certain Unregistered Securities

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

     As a result, in November 2001,we made a rescission offer to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to applicable state securities law. In the rescission offer, we offered to repurchase from these persons all shares purchased by them pursuant to option exercises before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for these purchased shares, plus interest from the date of purchase until the expiration of the rescission offer, at the current statutory rate per year mandated by the state in which the shares were purchased, or at 7% per year if a “private placement” exemption was available in a particular state or if the shares were otherwise issued in compliance with state law (less any amounts received by those persons who had already sold their shares). We also offered to repurchase all unexercised options granted to these persons at 20% of the option exercise price times the number of option shares, plus interest from the date the options were granted until the rescission offer expires, at the current statutory rate per year mandated by the state in which the options were granted, or at 7% per year if a “private placement” exemption was available in a particular state or if the options were otherwise granted in compliance with state law. The rescission offer was completed in December 2001. 83,403 shares and 636,740 options were tendered in the rescission offer and the cost to us of repurchasing such shares and options was approximately $10.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market rate risk for changes in interest rates is related primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our short-term investments are comprised of U.S. government obligations and public corporate debt securities. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities.

None

(b)	Use of Proceeds from Sales of Registered Securities.

     On March 31, 2000, the Company completed its initial public offering (the “Offering”) of its Common Stock, $0.01 par value. The managing underwriters in the Offering were Morgan Stanley Dean Witter, Bear, Stearns & Co. Inc. and Deutsche Banc Alex Brown (the “Underwriters”). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-87547) that was declared effective by the Securities and Exchange Commission (“SEC”) on March 27, 2000. The Offering commenced on March 28, 2000. All 500,000 (after giving effect to the Company’s one-for-ten reverse stock split in July 2001) shares of Common Stock registered under the Registration Statement were sold at a price of $120.00 per share. The aggregate price of the Offering amount registered was $60,000,000. In connection with the Offering, the Company paid an aggregate of $4.2 million in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the fees payable to the SEC, National Association of Securities Dealers, Inc. (“NASD”) and Nasdaq National Market.

SEC Registration Fee	$23,978
NASD Filing Fee	9,125
Nasdaq National Market Listing Fee	117,188
Blue Sky Fees and Expenses	—
Printing and Engraving Expenses	741,000
Legal Fees and Expenses	1,300,000
Accounting Fees and Expenses	750,000
Transfer Agent Fees	20,000
Miscellaneous	403,709

Total Expenses	$3,365,000

     After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $52.4 million. From January 1, 2002 to March 31, 2002, the Company used such net proceeds for the purposes and in the approximate amounts set forth in the following table:

Advances to ARTISTdirect Records	$8.8	million
EBITDA loss from Operations	2.8
Working Capital	1.9

Total Expenditures	$13.5	million

     This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement, but rather clarifies the specific uses of such proceeds for general corporate purposes.

     All of such expenses incurred and net proceeds used were direct or indirect payments to others. None of the Company’s expenses or net proceeds from the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company, except as follows. As part of the Company’s ongoing funding commitment to ARTISTdirect Records, part of the net proceeds from the Offering have been, and will continue to be, used to fund ARTISTdirect Records, which is jointly owned by the Company’s Chairman of the Board and Chief Executive Officer, Ted Field through his affiliated company, Radar Records Holdings, LLC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

10.35†	Amendment No. 1 dated February 27, 2002 to the Agreement dated July 19, 2000 between the Registrant and Ticketmaster.

10.36†	Escrow Agreement dated March 13, 2002 among the Registrant, Ticketmaster and JPMorgan Chase Bank.

† Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the SEC.

     (b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC. (Registrant)

	By:	/s/ JAMES B. CARROLL James B. Carroll Executive Vice President, Chief Financial Officer and Secretary

Dated: May 15, 2002

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

10.35†	Amendment No. 1 dated February 27, 2002 to the Agreement dated July 19, 2000 between the Registrant and Ticketmaster.

10.36†	Escrow Agreement dated March 13, 2002 among the Registrant, Ticketmaster and JPMorgan Chase Bank.

† Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the SEC.