Form 10-Q
period 2002-06-30
ARTISTDIRECT INC
filed 2002-08-14
CIK 1095079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 000-30063

ARTISTDIRECT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4760230

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5670 Wilshire Boulevard, Suite 200 Los Angeles, California	90036

(Address of principal executive office)	(Zip Code)

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

Number of shares of Common Stock, par value $0.01 per share, outstanding as of June 30, 2002: 3,461,130 shares.

         In this Report, the words “ARTISTdirect,” the “Company,” “we,” “us” and “our” collectively refer to ARTISTdirect, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARTISTdirect, Inc. and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except for share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$11,511	$25,766

Restricted cash	2,557	2,258

Short term investments	14,363	18,518

Accounts receivable, net	52	346

Prepaid stock based compensation	1,509	4,645

Other prepaid expenses and current assets	2,191	1,390

Total current assets	32,183	52,923

Property and equipment, net	4,583	6,077

Investments in affiliated companies	74	80

Goodwill and intangibles, net	—	788

Other assets, net	6	5

	$36,846	$59,873

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$160	$251

Accrued expenses	2,533	4,018

Loans and notes payable	—	254

Deferred revenue	89	36

Total current liabilities	2,782	4,559

Investment in record label joint venture	9,967	3,027

Long term liabilities	910	903

Total liabilities	13,659	8,489

Stockholders’ equity:

Common stock , $.01 par value. Authorized 150,000,000 shares; issued 3,784,032 shares; outstanding 3,461,130 shares	379	379

Treasury stock, 322,902 shares	(3,442)	(3,442)

Additional paid-in-capital	207,899	207,832

Unearned compensation	(586)	(745)

Accumulated deficit	(181,163)	(152,786)

Unrealized gain on available for sale investments	100	146

Total stockholders’ equity	23,187	51,384

	$36,846	$59,873

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Consolidated Statements of Operations
(amounts in thousands, except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net revenue:

E-Commerce	$1,118	$1,688	$2,368	$4,082

Media	323	1,051	404	1,785

Total net revenue	1,441	2,739	2,772	5,867

Cost of revenue:

Direct cost of product sales	862	1,306	1,825	3,419

Other cost of revenue	895	1,440	1,803	3,058

Stock-based compensation	954	1,550	1,904	3,099

Total cost of revenue	2,711	4,296	5,532	9,576

Gross loss	(1,270)	(1,557)	(2,760)	(3,709)

Operating expenses:

Website development	11	1,166	20	2,813

Sales and marketing	455	1,482	1,096	3,908

General and administrative	1,816	3,550	3,395	7,682

Stock-based compensation	740	1,607	1,454	3,290

Depreciation and amortization	709	1,624	1,496	3,620

Loss from impairment of goodwill	788	—	788	4,458

Loss from operations	(5,789)	(10,986)	(11,009)	(29,480)

Loss from equity investments	(9,612)	(778)	(18,010)	(723)

Interest income, net	200	856	495	2,199

Loss from continuing operations before taxes	(15,201)	(10,908)	(28,524)	(28,004)

Income taxes	—	—	—	—

Loss from continuing operations	$(15,201)	$(10,908)	$(28,524)	$(28,004)

Income (loss) from discontinued operations	(11)	(42)	147	(28)

Net loss	$(15,212)	$(10,950)	$(28,377)	$(28,032)

Interest on rescission offer	—	173	—	337

Net loss attributable to common shareholders	$(15,212)	$(11,123)	$(28,377)	$(28,369)

Basic and diluted loss per share from continuing operations	$(4.40)	$(3.06)	$(8.24)	$(7.66)

Basic and diluted income per share from discontinued operations	—	(0.01)	0.04	(0.01)

Basic and diluted loss per share	$(4.40)	$(3.07)	$(8.20)	$(7.67)

Weighted average common shares outstanding	3,460,948	3,623,154	3,460,774	3,700,949

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(amounts in thousands)

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:

Net loss	$(28,377)	$(28,032)

Income (loss) from discontinued operations	147	(28)

Loss from continuing operations	(28,524)	(28,004)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	1,496	3,640

Loss from equity investments	18,004	723

Loss on sale of equipment	—	10

Loss from impairment of goodwill	788	4,458

Allowance for doubtful accounts and sales returns	(47)	(258)

Stock based compensation	3,358	6,389

Changes in assets and liabilities:

Accounts receivable	341	658

Prepaid expenses and other current assets	(801)	711

Other assets	(1)	241

Accounts payable, accrued expenses and other liabilities	(1,638)	(2,740)

Deferred revenue	53	(34)

Net cash used in continuing operations	(6,971)	(14,206)

Net cash provided by (used in) discontinued operations	147	(28)

Net cash used in operating activities	(6,824)	(14,234)

Cash flows from investing activities:

Purchases of property and equipment	(17)	(823)

Proceeds from the sales of equipment	15	40

Sale/maturity (purchase) of short-term investments, net	4,109	25,243

Investment in ARTISTdirect Records, LLC, net	(11,250)	—

Distribution from (investment) in other equity investments	6	(551)

Net cash provided by (used in) investing activities	(7,137)	23,909

Cash flows from financing activities:

Repurchase of common stock	—	(2,500)

Increase in restricted cash	(299)	—

Proceeds from employee stock purchase plan	5	11

Net cash used in financing activities	(294)	(2,489)

Net increase (decrease) in cash and cash equivalents	(14,255)	7,186

Cash and cash equivalents at beginning of period	25,766	51,457

Cash and cash equivalents at end of period	$11,511	$58,643

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – THE COMPANY

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2002 and results of its operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the expected results for the full year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s documents filed with the Securities and Exchange Commission (“SEC”) including its Form 10-K and Registration Statements on Form S-1, and all amendments thereto.

Loss Per Common Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No.128, “Earnings Per Share,” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 98. SFAS No.128 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”). Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options, and the like) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The number of potentially dilutive common share equivalents outstanding and excluded from diluted EPS because their effect is anti-dilutive as of June 30, 2002 and 2001 was approximately 780,000 and 1.4 million respectively.

Revenue Recognition

E-Commerce revenue includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through the ARTISTdirect shopping mall of the Company’s network. The Company recognizes the gross amount of product sales and shipping revenue upon shipment of the item and records appropriate reserves for product returns. The Company has experienced seasonality with respect to its online product sales. In particular, the Company’s e-commerce sales in the fourth quarter have, on average, been higher than in other quarters. The Company believes that this trend may continue for the foreseeable future.

Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, the Company principally earns revenue based on the number of impressions or times an advertisement appears on pages viewed within its Web sites. The Company’s banner advertising commitments generally range from one to six months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of ARTISTdirect remain and collection of the resulting receivable is reasonably assured. The Company typically guarantees a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, the Company defers recognition of the corresponding revenue until the guaranteed impressions are delivered. There were no such instances as of June 30, 2002 and 2001. The Company also sells to advertisers sponsorship of a Web page or event for a specified period of time. The Company recognizes sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met.

Stock-Based Compensation

Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities, as well as compensation amounts resulting from the rescission offer completed in December 2001. The Company records the fair value of options and warrants granted to non-employees as compensation expense over the period of service. The Company determines the fair value of these options and warrants based on the Black-Scholes option pricing model.

Stock-based compensation included in operating expenses represents the amortization of non-cash compensation expense related to equity instruments granted to employees, directors, professional firms, artists and artist advisors, as well as compensation amounts resulting from the rescission offer completed in December 2001. Compensation for equity grants to non-employees is recorded in the same manner as described above. The Company records stock compensation for employee option grants equal to the excess of the fair value of its common stock over the exercise price on the grant date. The Company records the compensation over the vesting period.

Please see Note 5 below for more information on stock-based compensation.

Impairment of Long-Lived Assets and Goodwill

Prior to 2002, the Company followed the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,” which required it to periodically review the carrying amounts of long-lived assets (which consist primarily of fixed assets) and goodwill to determine whether current events or circumstances warrant adjustments to such carrying amounts. An impairment adjustment is necessary in the event that the net book value of such long-lived assets and related goodwill exceeds the future undiscounted cash flows attributable to such assets. In such an event, the loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of January 1, 2002, the Company follows the provisions of SFAS No. 142 and No. 144, as more fully described below.

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

Reclassifications

Certain reclassifications have been made to the 2001 Financial Statements to conform to the 2002 presentation.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and, subsequently, SFAS No. 144 after its adoption. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002. Under SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. As of January 1, 2002, all of the Company’s intangible assets represented goodwill in the amount of approximately $788,000.

As of June 30, 2002, the Company determined that the remaining goodwill was impaired due to the continued downturn in the online advertising market combined with the decline in the market place values for advertising-based Internet businesses. As a result, the Company recorded a loss from impairment of the goodwill in the amount of $788,000 for the six months ended June 30, 2002. The loss from impairment of goodwill has been recorded as a current period operating expense as the events that caused the reduction in value transpired subsequent to the transition date of January 1, 2002.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption has not had any effect on the Company’s financial statements.

Following is a reconciliation of the reported net loss for the three and six months ended June 30, 2002 and June 30, 2001 to the net loss as it would have been if SFAS No. 142 had been effective on January 1, 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

($000's except for earnings-per-share amounts)	2002	2001	2002	2001

Reported net loss attributable to common shareholders	$(15,212)	$(11,123)	$(28,377)	$(28,369)

Add back: Goodwill amortization	—	768	—	1,830

Adjusted net loss	$(15,212)	$(10,355)	$(28,377)	$(26,539)

Basic and diluted loss per share:

Reported net loss	$(4.40)	$(3.07)	$(8.20)	$(7.66)

Goodwill amortization	—	0.21	—	0.49

Adjusted net loss	$(4.40)	$(2.86)	$(8.20)	$(7.17)

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

The Company initially committed to the venture a total of $50 million over five years with the Company committing to fund up to $15.0 million per year, subject to a limit of $33 million in any three year period. Any funding in excess of these amounts would require the approval of the Company’s Board of Directors. As a result of the BMG equity purchase, the Company’s funding commitment has been reduced to $45 million of which it advanced approximately $11.5 million during the six months ended June 30, 2002 and has advanced a total of $16.75 million from inception to June 30, 2002.

In August 2002, the Company’s Board of Directors approved an agreement (the “Agreement”) to accelerate up to $10 million of its funding commitment to ARTISTdirect Records. This funding will be in addition to $15 million that the Company is obligated to advance to ARTISTdirect Records in 2002 as part of the $50 million funding commitment entered into between the

Company and ARTISTdirect Records in April 2001 and approved by the Company’s stockholders in June 2001. Any and all advances made pursuant to the Agreement will be credited toward satisfaction of the Company’s overall commitment and toward satisfaction of its funding obligation for 2003.

Under the terms of the Agreement, the Company will make up to $10 million available to ARTISTdirect Records during the remainder of 2002 (the “Bridge Loan”). The Company’s Board has approved the initial four-week tranche of funding. Subsequent four-week tranches will be subject to prior approval of the Board. As consideration for entering into the Agreement, the Company will receive a 2.0% interest in ARTISTdirect Records from Radar Records Holdings, L.L.C. (“FieldCo,” the entity through which the Company's Chief Executive Officer Mr. Field owns his interest in ARTISTdirect Records) and, as consideration for the funding of each four-week tranche, the Company will receive an additional 4.5% interest in ARTISTdirect Records from FieldCo (collectively, the “Equity Transfer”). Assuming funding of the entire $10 million, the Company’s interest in ARTISTdirect Records would increase to 65% from 45% and Mr. Field’s interest in ARTISTdirect Records would decrease to 30% from 50%. The Agreement also provides that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by the Company will be borne both by FieldCo and the Company pro rata with their then respective ownership interests. Furthermore, the Agreement contains a provision designed to provide the Company with a minimum compound annual rate of return of 25% based upon the realized value of the Bridge Loan and the Equity Transfer, however, there can be no assurance that such rate of return will be realized.

As of June 30, 2002, ARTISTdirect had unrestricted cash and short-term investments totaling $25.9 million. Pro forma for advances made subsequent to June 30, 2002 and assuming funding of the entire $10 million under the Agreement, the Company’s advances to ARTISTdirect Records would total $30.25 million and the Company’s unrestricted cash and short-term investments would be $12.4 million. The Company currently anticipates that available cash resources, including short-term investments, will be sufficient to meet anticipated needs for working capital and capital expenditures for at least twelve months, excluding any advances to ARTISTdirect Records beyond the $10 million to be advanced in 2002 as contemplated by the Agreement. The Company anticipates that ARTISTdirect Records will require capital in addition to that provided under the Agreement to meet anticipated needs for working capital and capital expenditures over the next twelve months. Assuming that the full $10 million provided for under the Agreement is advanced by the Company to ARTISTdirect Records, the Company estimates that it will have an obligation to advance to ARTISTdirect Records approximately $2.75 million in 2003 and approximately $12.0 million in 2004. Based upon its anticipated cash resources, the Company will require additional capital to fully meet these commitments. The Company’s commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should the Company fail to meet its commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of the Company’s interest in ARTISTdirect Records. There can be no assurance that additional capital can be obtained by either the Company or by ARTISTdirect Records on reasonable terms or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. If additional funds were raised through the issuance of equity securities of either the Company or ARTISTdirect Records, the percentage ownership of the Company’s current stockholders in the Company and/or ARTISTdirect Records would be reduced.

Since the Company is not deemed to have voting or operating control of ARTISTdirect Records, it does not consolidate the results of the record label and it records its share of losses based on the equity method of accounting as income (loss) from equity investments in its consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of the Company’s total funding commitment, the Company had committed to fund 100% of the operations of ARTISTdirect Records and has recorded 100% of the losses attributable to that venture from inception to April 30, 2002. From May 1, 2002, the Company intends to record only its proportionate share, on the basis of relative funding commitments, of any future losses of ARTISTdirect Records. The Company recognized $18.0 million of equity loss from the record label for the six months ended June 30, 2002 and has recognized $26.7 million of losses from inception to June 30, 2002.

The carrying amount of the Company’s investment in ARTISTdirect Records represents the difference between the Company’s investment and advances and the Company’s share of profit or loss from the record label. As of June 30, 2002, the Company’s share of losses exceeded the amount of the Company’s investment and advances to date, resulting in a credit balance of approximately $10.0 million. Therefore, the carrying amount has been classified as a liability on the Company’s balance sheet.

A roll forward of the Company’s net investment balance for the six months ended June 30, 2002 is as follows:

Investment in record label joint venture at 12/31/01	$(3,027)
Advances, net	11,250
Intercompany activity	186
Equity losses recorded	(18,004)

Investment in record label joint venture at 6/30/02	$(9,967)

A summary income statement for ARTISTdirect Records for the three and six months ended June 30, 2002 is as follows (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

	(Unaudited)	(Unaudited)

Net revenue	$959	$1,801

Cost of revenue:

Manufacturing and distribution expenses	297	578

Provision for advances and royalties, net	3,029	6,186

Total cost of revenue	3,326	6,764

Gross loss	(2,367)	(4,963)

Operating expenses:

Sales and marketing	4,607	6,854

General and administrative	4,001	7,556

Total operating expenses	8,608	14,410

Loss from operations	(10,975)	(19,373)

Interest expense, net	292	434

Net loss	$(11,267)	$(19,807)

A summary balance sheet for ARITSTdirect Records as of June 30, 2002 is as follows (amounts in thousands):

June 30,
2002

(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$50

Accounts receivable, net	3

Inventory, net	392

Other prepaid expenses and current assets	445

Total current assets	890

Artist advances:

Gross artist advances	8,944

Provision for advances	(8,944)

Artist advances, net	—

Property and equipment, net	230

$1,120

Liabilities and Members’ Equity

Current liabilities:

Accounts payable	$1,919

Accrued expenses	5,483

Total current liabilities	7,402

Interest payable	576

ARTISTdirect, Inc. loan advances	16,750

BMG loan advances	4,750

Total liabilities	29,478

Members’ equity:

Members’ paid-in capital	100

Retained deficit	(28,458)

Total members’ equity	(28,358)

$1,120

As of June 30, 2002, ARTISTdirect Records had entered into recording agreements with thirteen artists and advanced a total of $8.9 million in artist and producer advances and recording costs. The amount of these advances is recoupable against royalties to be earned by the artists and producers based on sales. However, given that the artists signed by ARTISTdirect Records have no previous track record, the venture has accrued a provision for 100% of the advances expended, in accordance with generally accepted accounting principles.

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

Stock-based compensation in cost of revenue for the three and six months ended June 30, 2002 was $954,000 and $1.9 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2001 was $1.6 million and $3.1million, respectively.

Stock-based compensation in operating expenses for the three and six months ended June 30, 2002 was $740,000 and $1.5 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2001 was $1.6 million and $3.3 million, respectively.

In December 2001, the Company completed a rescission offer in which it rescinded the purchase of 83,403 shares of its common stock purchased upon the exercise of options and the issuance of vested and unvested unexercised options to purchase 636,740 shares of its common stock. The shares of common stock were repurchased at prices ranging from $12.40 to $40.00 per share and the unexercised options that were rescinded had exercise prices ranging from $12.40 to $140.00 per share. In aggregate, the Company paid $10.2 million to rescind the shares and options. During 2001, the Company recorded stock-based compensation related to the rescission offer of approximately $6.9 million. An additional approximate $1.8 million is being expensed during 2002, of which approximately $700,000 was recorded for the three months ended June 30, 2002 and $1.3 million was recorded for the six months ended June 30, 2002. We did not record any compensation expense related to the shares and options of those holders who chose not to accept the rescission offer.

NOTE 6 – SEGMENT INFORMATION

As of June 30, 2002, the Company operates primarily through three reportable segments: E-commerce operations (“E-commerce”), Media operations (“Media”) and Record Label operations through its 50% equity interest in ARTISTdirect Records LLC, its co-venture with Ted Field. However, since the Company does not exert voting and operating control over it, the record label results are not consolidated.

In prior years, the Company also considered its talent agency business to be a segment, but the Company decided, in December 2001, to exit this business and as a result it has been shown as a discontinued operation in the consolidated statements of operations. The Company also previously considered digital music to be a separate segment; however, this business has not developed as quickly as initially anticipated and is no longer considered a separate reportable segment. The segment data below has been restated for all periods to reflect the current segment structure.

E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline.

The factors for determining reportable segments were based on service and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA (earnings or loss before interest, taxes, depreciation and amortization, including stock based compensation, loss from impairment of goodwill, and income (loss) from discontinued operations). Included in EBITDA loss are direct operating expenses for the segment. The following table summarizes the revenue and EBITDA loss by segment for the three months ended June 30, 2002 and 2001, respectively. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)

Net Revenue:

E-commerce	$1,118	$1,688	$2,368	$4,082

Media	323	1,051	404	1,785

	$1,441	$2,739	$2,772	$5,867

EBITDA:

E-commerce	(115)	(1,995)	(201)	(4,691)

Media	(637)	(3,118)	(1,642)	(7,868)

	(752)	(5,113)	(1,843)	(12,559)

Corporate	(1,846)	(1,092)	(3,524)	(2,315)

	$(2,598)	$(6,205)	$(5,367)	$(14,874)

Reconciliation of EBITDA to Net Loss:

EBITDA per Segments	$(2,598)	$(6,205)	$(5,367)	$(14,874)

Stock-based compensation	(1,694)	(3,157)	(3,358)	(6,389)

Depreciation and amortization	(709)	(1,624)	(1,496)	(3,620)

Amortization of vendor prepaid	—	—	—	(139)

Loss from impairment of goodwill	(788)	—	(788)	(4,458)

Income (loss) from equity investments	(9,612)	(778)	(18,010)	(723)

Interest income, net	200	856	495	2,199

Income from discontinued operations	(11)	(42)	147	(28)

Net loss	$(15,212)	$(10,950)	$(28,377)	$(28,032)

The following table summarizes assets as of June 30, 2002 and December 31, 2001.

	June 30,	December 31,
	2002	2001

	(in thousands)
Assets:

Corporate	$34,181	$53,601

E-commerce	2,482	5,143

Media	183	1,129

	$36,846	$59,873

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS

         This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning the ability of ARTISTdirect and Mr. Field to successfully implement and operate our record label co-venture, the ability of ARTISTdirect or Mr. Field to accurately budget and forecast the record label operations, including the costs associated with signing artists, the timing and number of record releases, the revenue from and costs associated with such releases, the availability of sufficient capital to fund our operations and our record label co-venture, and statements concerning our unproven business model, increased competition in our industry, the effects of piracy on sales of recorded music, our ability to enter into new strategic relationships and leverage existing strategic relationships, our ability to generate revenue from digital distribution, our ability to generate revenues from our record label, online product sales, advertising and other revenue streams, and our ability to increase visits to our network of Web sites, to attract and retain artists, to adequately fund our operations and financial commitments, to offer compelling content, to fulfill on-line music and merchandise orders in a timely manner, to build brand recognition, to integrate acquisitions of technology and other businesses, to protect and/or obtain intellectual property rights, and to manage growth. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Factors That May Affect Future Results” set forth in this report on Form 10-Q and similar discussions in our other filings with the SEC, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our Common Stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

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

         In November 2001, we agreed in principle to sell a 5% equity interest in ARTISTdirect Records to BMG Entertainment in connection with entering into a North American distribution agreement and a worldwide licensing agreement with BMG. In April 2002, these agreements were formally executed. As part of these transactions, BMG agreed to advance certain monies against net sales proceeds under the agreements and has also assumed $5 million of our funding commitment to the operations of ARTISTdirect Records. Prior to the completion of BMG’s equity purchase and its assumption of 10% of our total funding commitment, we had committed to fund 100% of the operations of ARTISTdirect Records and have recorded 100% of the losses attributable to that venture from inception to April 30, 2002. After May 1, 2002, we intend to record only our proportionate share, on the basis of our relative funding commitments, of any future losses of ARTISTdirect Records We are committed to spend up to $45 million (net of BMG’s funding commitment of $5 million) through July 2006 developing ARTISTdirect Records of which we had funded $16.75 million as of June 30, 2002.

         In December 2001, we decided to exit the music talent agency business because we believed that our prospects for increasing the value of this business were limited and that there were potential conflicts of interests with our new co-venture record label. As a result, we have recorded the net results of this business segment as a discontinued operation in the consolidated statement of operations for all years presented. We completed the wind-up of the talent agency business during the first half of 2002.

         As part of our overall cost-cutting measures implemented in 2001, we significantly reduced our operating costs. In particular, during the year ended December 31, 2001, we laid off 137 employees. We expect this to help us reduce our net loss going forward and conserve our cash resources given prevailing market conditions. We have incurred cumulative net losses of $222 million from inception to June 30, 2002, of which approximately $73 million represented stock-based compensation expense. While we have significantly reduced our operating expenses, especially those related to our online operations, technology infrastructure and marketing, we expect our net losses to continue and to remain significant for the foreseeable future. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. See “Factors That May Affect Future Results” for a more complete description of the many risks we face. Our business is evolving rapidly, and therefore we believe that period-to-period comparisons of our operating results may not be meaningful and may not be accurate indicators of future performance.

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

         Record label revenue generated by ARTISTdirect Records consists primarily of the sale of compact discs by artists signed to the label net of a provision for returns. Revenue is recognized upon shipment of product net of estimated returns. BMG Distribution is responsible for the distribution of releases by ARTISTdirect Records’ artists and handles the selling to retailers and wholesalers, billing and collection of payments, and physical distribution of the compact discs in exchange for a distribution fee.

Stock-Based Compensation

         Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities. The Company records the fair value of options and warrants granted to non-employees as compensation expense over the period of service. The Company determines the fair value of these options and warrants based on the Black-Scholes option-pricing model.

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

Impairment of Long-Lived Assets and Goodwill

         The Company evaluates impairment of long-lived assets (which consist primarily of fixed assets) by comparing the projected future cash flows at the lowest level of discrete financial information, by its operating segments, to the carrying amount of the assets. In the event that projected future cash flows do not appear to be sufficient to recover the carrying amounts of the assets, the Company records an impairment charge to record the assets at their fair value. The fair value represents the discounted projected future cash flows.

Revenue

         Prior to our decision to exit the music talent agency (“Agency”) business, we generated revenue from three sources: E-Commerce, Media and Agency. In December 2001, we decided to exit the Agency business and we substantially wrapped up final operations during the first half of 2002. Therefore, the results of the Agency business have been shown in our financial statements as a discontinued operation. Substantially all of our revenue is generated in cash. For the six months ended June 30, 2002 and 2001 there was no barter revenue.

         E-Commerce Revenue. E-Commerce revenue includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through the ARTISTdirect shopping mall of our network. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our E-Commerce sales in the fourth quarter have, on average, been higher than in other quarters. We believe that this trend may continue for the foreseeable future. For the three and six months ended June 30, 2002 and the year ended December 31, 2001, E-Commerce revenue constituted approximately 78%, 85%, and 72%, respectively, of our total net revenue for those periods.

         Media Revenue. Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to six months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is reasonably assured. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. For the three and six months ended June 30, 2002 and the year ended December 31, 2001, media revenue constituted approximately 22%, 15%, and 28%, respectively, of our total net revenue for those periods.

         Since most of our sponsorship and advertising contracts are short-term in nature, our advertising revenue is susceptible to significant fluctuation. In particular, our net revenue from advertising revenue has significantly decreased since the third quarter of 2000. This decrease is primarily due to advertisers spending less money on advertising in general and on banner advertising in particular. In addition, we have been focusing our sales efforts on integrated marketing solution packages that offer advertisers a combination of off-line concert and tour sponsorships that are supported by online banner advertising and custom content areas. These deals can take over six months to put together due to their complex nature. Accordingly, we do not expect our advertising revenue to increase significantly in the near future. During the three and six months ended June 30, 2002, AT&T Wireless accounted for 25% and 20%, respectively, and General Motors accounted for 15% and 12%, respectively, of our total media revenue. No other advertiser accounted for more than 10% of our media revenue for those periods.

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

         ARTISTdirect Records. ARTISTdirect Records generates revenue primarily from the sale of compact discs by artists signed to the record label. Since ARTISTdirect Records is a co-venture between our wholly-owned subsidiary, ARTISTdirect Recordings, Inc., and Radar Records Holdings, LLC, any income or loss generated by ARTISTdirect Records will be accounted for under the equity method of accounting as income or loss from equity investments in the statement of operations.

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

         Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities. In connection with the amortization of vendor warrants and artist and advisor stock options (including compensation related to the rescission offer) granted through June 30, 2002, we recorded non-cash compensation expense of approximately $954,000 and $1.9 million for the three and six months ended June 30, 2002, respectively. We currently do not intend to grant additional equity interests in the future related to obtaining e-commerce rights from artists.

         Since the quarter ended December 31, 1999, our cost of revenue has exceeded our net revenue primarily as a result of changes in our operations along with the increase in amortization of vendor warrants and artist stock options. We expect this trend to continue through at least 2002 as we fully amortize the remaining stock based compensation.

Operating Expenses

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

         Stock-based Compensation. Stock-based compensation included in operating expenses represents the amortization of non-cash compensation expense related to equity (including compensation related to the rescission offer) granted to employees, directors, professional firms, and to artists and advisors in connection with the artists entering into contractual commitments to provide promotional services for their online commerce activities. For the three months ended June 30, 2002 and 2001, stock-based compensation expense of approximately $700,000 and $1.5 million, respectively, was recognized in operating expenses.

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

Results of Operations of ARTISTdirect, Inc.

Three and six months ended June 30, 2002 and 2001

Net Revenue

         Net revenue decreased 47% to $1.4 million for the three months ended June 30, 2002 from $2.7 million for the three months ended June 30, 2001. The decrease was due to a decline in both E-commerce and Media revenues. E-commerce revenue decreased 34% to $1.1 million for the three months ended June 30, 2002 from $1.7 million for the three months ended June 30, 2001, primarily due to the closure of Artist stores, and a reduction in our offering of exclusive music and merchandise that drove sales in 2001. In addition, Media revenue decreased 69% to $323,000 for the three months ended June 30, 2002 from $1.1 million for the three months ended June 30, 2001, primarily due to a decline in event related revenue and a decrease in sales of impression-based online advertising due in part to an overall soft advertising market.

         Net revenue decreased 53% to $2.8 million for the six months ended June 30, 2002 from $5.9 million for the six months ended June 30, 2001. The decrease was due to a decline in both

E-commerce and Media revenues. E-commerce revenue decreased 42% to $2.4 million for the six months ended June 30, 2002 from $4.1 million for the six months ended June 30, 2001, primarily due to the closure of Artist stores, and a reduction in our offering of exclusive music and merchandise which drove sales in 2001. Media revenue decreased 77% to $404,000 for the six months ended June 30, 2002 from $1.8 million for the six months ended June 30, 2001, primarily due to a decline in event related revenue and a decrease in sales of impression-based online advertising due in part to an overall soft advertising market.

Cost of Revenue

         Direct cost of product revenue decreased 34% to $862,000 for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2001. This $444,000 decrease was primarily due to a decrease in overall e-commerce revenues. Other cost of revenue decreased 38% to $895,000 for the three months ended June 30, 2002 from $1.4 million for the three months ended June 30, 2001. This $545,000 decrease was primarily due to a decrease in media event related costs and payroll and related costs of our ARTISTdirect Network production staff. For the three months ended June 30, 2002, we recorded non-cash stock-based compensation charges of $954,000 compared to $1.6 million for the three months ended June 30, 2001. The stock-based compensation expense relates to the amortization of the estimated value of the options, using the Black-Scholes method, given to artists in connection with the operation of their stores, as well as compensation related to the rescission offer (for 2002 only), and is amortized over the life of the associated contract periods. The decrease in expense is due to the termination of artist stores in 2001, which resulted in an acceleration of the expense in the fourth quarter of 2001. Our overall gross profit margin decreased to -88% in the second quarter of 2002 from -57% in the second quarter of 2001 primarily due to the significant decrease in media revenue.

         Direct cost of product revenue decreased 47% to $1.8 million for the six months ended June 30, 2002 from $3.4 million for the six months ended June 30, 2001. This $1.6 million decrease was primarily due to a decrease in e-commerce revenue. Other cost of revenue decreased 41% to $1.8 million for the six months ended June 30, 2002 from $3.1 million for the six months ended June 30, 2001. This $1.3 million decrease was primarily due to a decrease in media event related costs and payroll and related costs of our ARTISTdirect Network production staff. For the six months ended June 30, 2002, we recorded non-cash stock-based compensation charges of $1.9 million compared to $3.1 million for the six months ended June 30, 2001. The stock-based compensation expense relates to the amortization of the estimated value of the options, using the Black-Scholes method, given to artists in connection with the operation of their stores, as well as compensation related to the rescission offer (for 2002 only), and is amortized over the life of the associated contract periods. The decrease in expense is due to the termination of artist stores in 2001 which resulted in an acceleration of the expense in the fourth quarter of 2001. Our overall gross profit margin decreased to -100% for the six months ended June 30, 2002 from -63% for the six months ended June 30, 2001, primarily due to the significant decrease in media revenue.

Operating Expenses

         Web Site Development. Web site development expense decreased 99% to $11,000 for the three months ended June 30, 2002 from $1.2 million for the three months ended June 30, 2001. This decrease was primarily attributable to a cessation of activity related to the enhancement of our Web sites compared to 2001 when we incurred the costs of bringing our Pandesic

E-commerce system in-house, as well as fees paid to third party service vendors relating to development of our network.

         Web site development expense decreased 99% to $20,000 for the six months ended June 30, 2002 from $2.8 million for the six months ended June 30, 2001. This decrease was primarily attributable to a cessation of activity related to the enhancement of our Web sites compared to 2001 when we incurred the costs of bringing our Pandesic E-commerce system in-house, as well as fees paid to third party service vendors relating to development of our network and a digital music capability.

         Sales and Marketing. Sales and marketing expense decreased 69% to $455,000 for the three months ended June 30, 2002 from $1.5 million for the three months ended June 30, 2001. The decrease was primarily attributable to reduced advertising and promotion expenses related to the ARTISTdirect Network and lower payroll and related costs.

         Sales and marketing expense decreased 72% to $1.1 million for the six months ended June 30, 2002 from $3.9 million for the six months ended June 30, 2001. The decrease was primarily attributable to reduced advertising and promotion expenses related to the ARTISTdirect Network and lower payroll and related costs.

         General and Administrative. General and administrative expense decreased 49% to $1.8 million for the three months ended June 30, 2002 from $3.6 million for the three months ended June 30, 2001. This decrease was primarily attributable to lower payroll and related costs resulting from a reduction in headcount during 2001 as well as lower costs for facilities and outside services.

         General and administrative expense decreased 56% to $3.4 million for the six months ended June 30, 2002 from $7.7 million for the six months ended June 30, 2001. This decrease was primarily attributable to lower payroll and related costs resulting from a reduction in headcount during 2001 as well as lower costs for facilities and outside services.

         Stock-based Compensation. We recorded stock-based compensation expense of $740,000 for the three months ended June 30, 2002 in connection with stock option issuances to employees, directors, professional firms and artists for promotional services, as well as compensation related to the rescission offer, compared with $1.6 million for the three months ended June 30, 2001, a decrease of 54%. This decrease was primarily due to the termination of employees and cancellation of artist promotion agreements in 2001 resulting in an acceleration of expense in 2001.

         We recorded stock-based compensation expense of $1.5 million for the six months ended June 30, 2002 in connection with stock option issuances to employees, directors, professional firms and artists for promotional services, as well as compensation related to the rescission offer, compared with $3.3 million for the six months ended June 30, 2001, a decrease of 56%. This decrease was primarily due to the termination of employees and cancellation of artist promotion agreements in 2001 resulting in an acceleration of expense in 2001.

         Depreciation and Amortization. Depreciation and amortization expense decreased 56% to $709,000 for the three months ended June 30, 2002 from $1.6 million for the three months ended June 30, 2001. This decrease was primarily due to the decrease in the amortization of goodwill reflecting a change in accounting principle as of January 1, 2002.

         Depreciation and amortization expense decreased 59% to $1.5 million for the six months ended June 30, 2002 from $3.6 million for the six months ended June 30, 2001. This decrease was primarily due to the decrease in the amortization of goodwill reflecting a change in accounting principle as of January 1, 2002.

         Impairment of Goodwill. During the three and six months ended June 30, 2002 we recorded a loss on impairment of goodwill related to the write-off of the remaining goodwill associated with the Company’s online operations in the amount of $788,000. No comparable expense was recorded during the second quarter of 2001. During the six months ended June 30, 2001 we recorded a loss on impairment of goodwill related to the Mjuice acquisition in the amount of $4.5 million.

         Income (loss) from Equity Investments. Loss from equity investments for the three months ended June 30, 2002 was $9.6 million compared to $778,000 for the three months ended June 30, 2001. The increase in the loss during the second quarter of 2002 related to recognition of our proportionate share of the record label venture, ARTISTdirect Records, for that period.

         Loss from equity investments for the six months ended June 30, 2002 was $18.0 million compared to $723,000 for the six months ended June 30, 2001. The increase in the loss during the six months ended June 30, 2002 related to recognition of our share of the losses of ARTISTdirect Records for that period. Prior to April 30, 2002, we recorded 100% of the losses related to ARTISTdirect Records due to our commitment to fund 100% of its operations. From May 1, 2002, we plan to record only our proportionate share of losses on the basis of the total remaining relative funding commitments between us and BMG who purchased 10% of our interest in the label in April 2002. The losses in the three and six months ended June 30, 2001 related primarily to our investment in its Latin American online co-venture that is no longer operating.

         See additional discussion and analysis of ARTISTdirect Records in the section “Results of Operation – ARTISTdirect Records, LLC (ADR)” below.

         Interest Income and Expense. Interest income decreased 77% to $200,000 for the three months ended June 30, 2002 from $856,000 for the three months ended June 30, 2001. The decrease was due to lower available cash balances for the relevant period as well as declining interest rates.

         Interest income decreased 77% to $495,000 for the six months ended June 30, 2002 from $2.2 million for the six months ended June 30, 2001. The decrease was due to lower available cash balances for the relevant period as well as declining interest rates.

Net Loss

         Net loss increased $4.3 million, or 39%, to $15.2 million for the three months ended June 30, 2002, compared to $10.9 million for the three months ended June 30, 2001. The increase in the net loss was primarily attributable to an $8.8 million increase in loss from equity investments, a $788,000 increase in loss on impairment of goodwill and a $656,000 decrease in interest income. These changes were positively offset by a $287,000 decrease in the gross loss, a $1.2 million decrease in web site development expense, a $1.0 million decrease in sales and marketing expense, a $1.7 million decrease in general and administrative expense, a $867,000 decrease in the amortization of stock-based compensation expense and a $915,000 decrease in depreciation and amortization expense.

         Net loss increased $345,000, or 1% to $28.4 million for the six months ended June 30, 2002, compared to $28.0 million for the six months ended June 30, 2001. The increase in the net loss was primarily attributable to a $17.3 million increase in loss from equity investments and a $1.7 million decrease in interest income. These changes were positively offset by a $949,000 decrease in the gross loss, a $2.8 million decrease in web site development expense, a $2.8 million decrease in sales and marketing expense, a $4.3 million decrease in general and administrative expense, a $1.8 million decrease in the amortization of stock-based compensation expense, a

$2.1 million decrease in depreciation and amortization expense, and a $3.7 million decrease in loss from impairment of goodwill.

Liquidity and Capital Resources

         On March 31, 2000, we completed our IPO and raised net proceeds of approximately $52.4 million through the sale of 500,000 (after giving effect to our one-for-ten reverse stock split in July 2001) common shares. In addition, we raised an aggregate of $97.5 million of gross proceeds through the sale of 7,000,291 (pre-split) shares of Series C preferred stock in December 1999 and January 2000. In May 1999, we issued 3,750,000 (pre-split) shares of Series B preferred securities in exchange for an aggregate purchase price of $15.0 million. In April 2001, we completed a partial self-tender offer for 200,000 of our outstanding shares at a price per share of $12.50. Our out-of-pocket costs, including expenses associated with the tender offer, were approximately $2.7 million, which we funded from our existing cash and cash equivalents. During the second half of 2001, we also purchased approximately 40,000 shares for a total of $234,000 under an open market share repurchase program. In December 2001, we completed a rescission offer in which we rescinded the purchase of 83,403 shares of our Common Stock purchased upon the exercise of options and the issuance of vested and unvested unexercised options to purchase 636,740 shares of Common Stock. The shares were repurchased at prices ranging from $12.40 to $140.00 per share. In aggregate, we paid $10.2 million to rescind the shares and options.

         As of June 30, 2002, we had $11.5 million of unrestricted cash and cash equivalents and $14.4 million held in short-term investments.

         Net cash used in operating activities was $6.8 million for the six months ended June 30, 2002, compared with $14.2 million for the six months ended June 30, 2001. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items such as stock-based compensation, depreciation and amortization and the loss from equity investments.

         Net cash used in investing activities was $7.1 million for the six months ended June 30, 2002, which resulted primarily from net advances of $11.3 million to our record label venture which was partially offset by proceeds from the net sale/maturity of short-term investments of $4.1 million. Net cash provided by investing activities for the six months ended June 30, 2001 was $23.9 million, which resulted primarily from $25.3 million of proceeds from the net sale/maturity of short-term investments partially offset by $823,000 of fixed asset purchases and $551,000 of investments in other equity ventures.

         Net cash used in financing activities was $294,000 for the six months ended June 30, 2002, which resulted primarily from the increase in restricted cash balances in the amount of $299,000 due to the pledge of a certificate of deposit to a third party vendor. Net cash used by financing activities for the six months ended June 30, 2001 was $2.5 million which consisted primarily of the repurchase of common stock in our partial self-tender offer consummated in April 2001.

         As of June 30, 2002, our principal commitments consisted of our remaining obligation to fund ARTISTdirect Records in the amount of approximately $28 million ($50 million initial commitment less $5 million assumed by BMG in conjunction with BMG’s equity investment in

ARTISTdirect Records and $16.75 million advanced by us through June 30, 2002) and obligations outstanding under operating leases and employment contracts (see table below).

         A summary of our contractual cash obligations, excluding the record label funding commitment described in the above paragraph, as of June 30, 2002, is as follows:

Payments Due by Period (in thousands)

		Less than	Between	Between	After
Contractual cash obligations	Total	1 year	2-3 years	4-5 years	5 years

Operating Leases	$14,655	$1,768	$3,571	$3,836	$5,480

Employment contracts	6,063	1,563	3,000	1,500	—

Total contractual cash obligations (excluding record label commitments)	$20,718	$3,331	$6,571	$5,336	$5,480

         In August 2002, our Board of Directors approved an agreement (the “Agreement”) to accelerate up to $10 million of our funding commitment to ARTISTdirect Records. This funding will be in addition to $15 million that we are obligated to advance to ARTISTdirect Records in 2002 as part of the $50 million funding commitment that we entered into with ARTISTdirect Records in April 2001 and that was approved by our stockholders in June 2001. Any and all advances made pursuant to the Agreement will be credited toward satisfaction of our overall commitment and toward satisfaction of our funding obligation for 2003.

         As of June 30, 2002, we had unrestricted cash and short-term investments totaling $25.9 million. Pro forma for advances made subsequent to June 30, 2002 and assuming funding of the entire $10 million under the Agreement, our advances to ARTISTdirect Records would total $30.25 million and our unrestricted cash and short-term investments would be $12.4 million. We currently anticipate that available cash resources, including short-term investments, will be sufficient to meet anticipated needs for working capital and capital expenditures for at least twelve months, excluding any advances to ARTISTdirect Records beyond the $10 million to be advanced in 2002 as contemplated by the Agreement. We anticipate that ARTISTdirect Records will require capital in addition to that provided under the Agreement to meet anticipated needs for working capital and capital expenditures over the next twelve months. Assuming that the full $10 million provided for under the Agreement is advanced by the Company to ARTISTdirect Records, we estimate that we will have an obligation to advance to ARTISTdirect Records approximately $2.75 million in 2003 and approximately $12.0 million in 2004. Based upon our anticipated cash resources, we will require additional capital to fully meet these commitments. Our commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should we fail to meet its commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of our interest in ARTISTdirect Records. There can be no assurance that additional capital can be obtained by either us or by ARTISTdirect Records on reasonable terms or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records. If additional funds were raised through the issuance of equity securities of either the Company or ARTISTdirect Records, the percentage ownership of our current stockholders in the Company and/or ARTISTdirect Records would be reduced.

Results of Operations – ARTISTdirect Records, LLC (“ADR”)

The following discussion of the results of operations of ARTISTdirect Records, LLC for the six months ended June 30, 2002, is provided for additional information.

Net Revenue

         Net revenue for the six months ended June 30, 2002 was $1.8 million. During the period, the ADR released two albums, Custom’s Fast in March 2002 and Badly Drawn Boy’s About a Boy soundtrack in April 2002.

Cost of Revenue

         Direct cost of product revenue includes manufacturing costs and distribution fees payable to BMG and the provision for artist advances and royalty expense. Manufacturing and distribution expenses for the six months ended June 30, 2002 was $578,000 and related to the release of the Custom and Badly Drawn Boy albums. The provision for advances and royalties was $6.2 million for the six months ended June 30, 2002. The $6.2 million amount represented artist advances and recording costs related to 12 artists as well as an advance against future royalties paid to a producer.

Operating Expenses

         Sales and Marketing. Sales and marketing expense was $6.9 million for the six months ended June 30, 2002. This amount represented the costs of sales, marketing, promotion, publicity and video production related to ADR’s two album releases during the period as well as the related costs for five additional album releases expected during the remainder of 2002 and early 2003.

         General and Administrative. General and administrative expense was $7.6 million for the six months ended June 30, 2002. Approximately 70% of this amount represented payroll and related expenses. The remainder included costs for travel & entertainment, outside legal fees and general office and communication expenses.

         Interest Expense. Interest expense was $434,000 for the six months ended June 30, 2002. This amount represented the accrual of interest on loan advances made to ADR from ARTISTdirect, Inc. and BMG.

Net Loss

         Net loss was $19.8 million for the six months ended June 30, 2002 and was comprised of a gross loss for the period of $5.0 million, total operating expenses of $14.4 million and interest expense of $.4 million.

Liquidity and Capital Resources – ARTISTdirect Records, LLC

         As of June 30, 2002, ADR had $50,000 of cash. During the six months ended June 30, 2002, ARTISTdirect, Inc. made loan advances to ADR of $11.5 million under its $15 million funding commitment for 2002. In addition, BMG made loan advances of $4.75 million as well as certain advances in conjunction with its North American distribution agreement and worldwide license agreement.

         In July and August 2002, ARTISTdirect, Inc. advanced to ADR the remaining balance of its $15 million 2002 funding commitment to ADR. In addition, the Company’s Board of Directors approved in August 2002 an agreement (the “Agreement”) to accelerate up to an additional $10 million of its funding commitment to ARTISTdirect Records. Any and all advances made pursuant to the Agreement will be credited toward satisfaction of the Company’s overall commitment and toward satisfaction of its funding obligation for 2003.

         It is anticipated that ARTISTdirect Records will require capital within the next twelve months in addition to that provided under the Agreement and under the Company’s overall commitment to ADR. There can be no assurance that additional capital can be obtained by either the Company or by ARTISTdirect Records on reasonable terms or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. If additional funds were raised through the issuance of equity securities of either the Company or ARTISTdirect Records, the percentage ownership of the Company’s current stockholders in the Company and/or ARTISTdirect Records would be reduced.

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

We Have A History Of Operating Losses And Anticipate Losses And Negative Cash Flow For The Forseeable Future

         To date, we have not been profitable on an annual or quarterly basis and have incurred accumulated losses of approximately $222 million as of June 30, 2002. For the six months ended June 30, 2002 and the year ended December 31, 2001, we incurred net losses of approximately $28.0 million and $69.9 million, respectively, which represented approximately 1,024% and 671%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for at least the near future. We will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will likely be unable to continue our operations.

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

         As of June 30, 2002, Mr. Field held options to purchase approximately 12.8% of the currently outstanding voting interests in the Company and also held approximately 50% of the outstanding ownership interests in ARTISTdirect Records, LLC, the Company’s record label venture. By virtue of the difference in his ownership interests, Mr. Field would likely gain a greater personal benefit if opportunities were capitalized on by ARTISTdirect Records rather than by the Company. Accordingly, there are potential conflicts of interest between the Company and Mr. Field. Although our employment agreement with Mr. Field precludes him from voting on behalf of the Company on matters concerning ARTISTdirect Records, Mr. Field will, by virtue of his authority as Chief Executive Officer of both the Company and ARTISTdirect Records, have substantial influence over the execution of any decisions made by the Company’s Board of Directors.

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

         The record label co-venture with Mr. Field represents a significant shift in the planned use of our cash resources. As of June 30, 2002, we had provided $16.75 million to the record label and are obligated to provide an additional $28.25 million through July 2006. Subject to this overall limit, we are obligated to advance as much as $15 million per year to the record label and could provide funding in excess of $15 million per year with the approval of the Company’s Board of Directors.

         As of June 30, 2002, we had unrestricted cash and short-term investments totaling $25.9 million. Pro forma for advances made subsequent to June 30, 2002 and assuming funding of the entire $10 million under the Agreement, our advances to ARTISTdirect Records would total $30.25 million and our unrestricted cash and short-term investments would be $12.4 million. We currently anticipate that available cash resources, including short-term investments, will be sufficient to meet anticipated needs for working capital and capital expenditures for at least twelve months, excluding any advances to ARTISTdirect Records beyond the $10 million to be advanced in 2002 as contemplated by the Agreement. We anticipate that ARTISTdirect Records will require capital in addition to that provided under the Agreement to meet anticipated needs for working capital and capital expenditures over the next twelve months. Assuming that the full $10 million provided for under the Agreement is advanced by the Company to ARTISTdirect Records, we estimate that we will have an obligation to advance to ARTISTdirect Records approximately $2.75 million in 2003 and approximately $12.0 million in 2004. Based upon our anticipated cash resources, we will require additional capital to fully meet these commitments. Our commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should we fail to meet our commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of our interest in ARTISTdirect Records. There can be no assurance that additional capital can be obtained by either us or by ARTISTdirect Records on reasonable terms or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records. If additional funds were raised through the issuance of equity securities of either ARTISTdirect or ARTISTdirect Records, the percentage ownership of our current stockholders in ARTISTdirect and/or ARTISTdirect Records would be reduced.

         See “Liquidity and Capital Resources” on pages 24-25 for more information on our liquidity and capital resources.

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

We May Not Be Able To Secure Additional Financing To Meet Our Future Capital Needs

         If our available cash and cash flows from operations are insufficient to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds to continue our operations, fund our record label joint venture, market our sites, develop new or enhanced services and respond to competitive pressures. In light of the decline in our stock price since our initial offering and the recent extreme volatility in the capital markets, we may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our record label joint venture, successfully market our sites, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

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

         Our failure to achieve one or more of these objectives could impair our ability to increase advertising revenue, which could adversely affect our business. In addition to the above factors, general economic conditions, as well as economic conditions specific to online advertising, electronic commerce and the music industry, could affect our ability to increase our advertising revenue. In particular, the growth of online advertising has declined since 2000, which has had, and in the future may continue to have, a significant adverse effect on our revenue from online advertising. We do not currently expect online advertising to grow significantly in the near future. In the past, we have traditionally relied on a limited number of customers for our advertising revenue. For instance, for the three and six months ended June 30, 2002, AT&T Wireless accounted for 25% and 20% of our total media revenue, respectively, and General Motors accounted for 15% and 12%, respectively. The loss of either of these customers would have a significant adverse effect on our media revenue.

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

         We rely to a large extent on timely distribution by third parties. We have historically relied substantially on one vendor, Alliance Entertainment, to fulfill and distribute our orders for music and related merchandise. During the three months ended June 30, 2002 and the year ended December 31, 2001, approximately 81% and 100%, respectively, of our total customer orders were fulfilled by Alliance. In November 2001, we entered into an agreement with another third party, Old Glory Boutique Distributing, Inc., to provide fulfillment services for certain merchandise not being carried and fulfilled with Alliance. We purchase almost all of our compact discs from Alliance and a substantial portion of our music-related merchandise from a limited number of artist licensees or wholesalers including Giant Merchandising, Old Glory and several other vendors. Our contracts with Alliance, Giant and Old Glory expire in August 2003, April 2003 and May 2003, respectively. Our business could be significantly disrupted if Alliance, Old Glory, Giant or other vendors were to terminate, fail to renew or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Old Glory, Giant or other vendors are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms in a timely manner, or at all.

We Depend On Third Party Inventory And Financial Systems And Carrier Services

         Because we rely on third parties to fulfill orders, we depend on their systems for tracking inventory and financial data. If our distributors’ systems fail or are unable to scale or adapt to changing needs, or if we cannot integrate our information systems with the systems of any new distributors, we may not have adequate, accurate or timely inventory or financial information. We also rely on third-party carriers for shipments to and from distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers’ ability to provide delivery services to meet our distribution and shipping needs. In the past, both Alliance and we have occasionally experienced an unusually high volume of orders, which resulted in shipping delays to our customers. These delays did not have a material adverse effect, however, our failure to deliver products to our customers in a timely and accurate manner in the future could harm our reputation, our relationship with customers, the ARTISTdirect brand and our results of operations.

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

We May Be Subject To System Disruptions, Which Could Reduce Our Revenue

         Our ability to attract and retain artists, users, advertisers and merchants for our online network depends on the performance, reliability and availability of our Web sites and network infrastructure. The maintenance and operation of substantially all of our Internet communications hardware and servers is performed by our own staff. We have periodic maintenance windows, and we experience outages from time to time caused by temporary problems in our own systems or software. While we have implemented procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time. Our users also depend on third party Internet service providers and Web site operators for access to our Web sites. These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures in the future which are unrelated to our systems, but which could nonetheless adversely affect our business.

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

         After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $52.4 million. From January 1, 2002 to June 30, 2002, the Company used such net proceeds for the purposes and in the approximate amounts set forth in the following table:

Advances to ARTISTdirect Records	$11.3 million

EBITDA loss from Operations	5.4

Net change in working capital	1.4

Total Expenditures	$18.1 million

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on May 30, 2002 to act on the following matters:

         1.     To elect three directors to serve for a three-year term ending in the year 2005 or until their successors are duly elected and qualified. The following directors were elected at the Annual Meeting: Stephen M. Krupa, Allen D. Lenard and Lee Masters. The votes cast for Mr. Krupa were 2,908,331, with 37,569 votes withheld. The votes cast for Mr. Lenard were 2,908,326, with 37,574 votes withheld. The votes cast for Mr. Masters were 2,908,333, with 37,567 votes withheld. The following directors’ terms of office continued after the Annual Meeting: Clifford H. Friedman, Marc P. Geiger, Dara Khosrowshahi, Frederick W. Field, Benjamin Moody, Frederic M. Roberts and Keith K. Yokomoto. In August 2002, Mr. Friedman resigned as a director.

         2.     To approve an amendment to the Company’s Certificate of Incorporation to reduce the Company’s authorized Common Stock from 150 million shares to 15 million shares. The votes cast for and against this action were 2,912,027 and 33,298, respectively, with 575 votes abstaining and zero broker non-votes.

         3.     To ratify the appointment of KPMG, LLP as independent accountants of the Company for the fiscal year ending December 31, 2002. The votes cast for and against this action were: 2,913,316 and 32,416, respectively, with 168 votes abstaining and zero broker non-votes.

         Based on these voting results, all of the above matters were approved.

ITEM 5. OTHER INFORMATION

         In August 2002, the Company’s Board of Directors approved an agreement (the “Agreement”) to accelerate up to $10 million of its funding commitment to ARTISTdirect Records. This funding will be in addition to $15 million that the Company is obligated to advance to ARTISTdirect Records in 2002 as part of the $50 million funding commitment entered into between the Company and ARTISTdirect Records in April 2001 and approved by the Company’s stockholders in June 2001. Any and all advances made pursuant to the Agreement will be credited toward satisfaction of the Company’s overall commitment and toward satisfaction of its funding obligation for 2003.

         Under the terms of the Agreement, the Company will make up to $10 million available to ARTISTdirect Records during the remainder of 2002 (the “Bridge Loan”). The Company’s Board has approved the initial four-week tranche of funding. Subsequent four-week tranches will be subject to prior approval of the Board. As consideration for entering into the Agreement, the Company will receive a 2.0% interest in ARTISTdirect Records from Radar Records Holdings, L.L.C. (“FieldCo,” the entity through which the Company’s Chief Executive Officer Mr. Field owns his interest in ARTISTdirect Records) and, as consideration for the funding of each four-week tranche, the Company will receive an additional 4.5% interest in ARTISTdirect Records from FieldCo (collectively, the “Equity Transfer”). Assuming funding of the entire $10 million, the Company’s interest in ARTISTdirect Records would increase to 65% from 45% and Mr. Field's interest in ARTISTdirect Records would decrease to 30% from 50%. The Agreement also provides that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by the Company will be borne both by FieldCo and the Company pro rata with their then respective ownership interests. Furthermore, the Agreement contains a provision designed to provide the Company with a minimum compound annual rate of return of 25% based upon the realized value of the Bridge Loan and the Equity Transfer, however, there can be no assurance that such rate of return will be realized.

         As of June 30, 2002, ARTISTdirect had unrestricted cash and short-term investments totaling $25.9 million. Pro forma for advances made subsequent to June 30, 2002 and assuming funding of the entire $10 million under the Agreement, the Company’s advances to ARTISTdirect Records would total $30.25 million and the Company’s unrestricted cash and short-term investments would be $12.4 million. The Company currently anticipates that available cash resources, including short-term investments, will be sufficient to meet anticipated needs for working capital and capital expenditures for at least twelve months, excluding any advances to ARTISTdirect Records beyond the $10 million to be advanced in 2002 as contemplated by the Agreement. The Company anticipates that ARTISTdirect Records will require capital in addition to that provided under the Agreement to meet anticipated needs for working capital and capital expenditures over the next twelve months. Assuming that the full $10 million provided for under the Agreement is advanced by the Company to ARTISTdirect Records, the Company estimates that it will have an obligation to advance to ARTISTdirect Records approximately $2.75 million in 2003 and approximately $12.0 million in 2004. Based upon its anticipated cash resources, the Company will require additional capital to fully meet these commitments. The Company’s commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should the company fail to meet its commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of the Company’s interest in ARTISTdirect Records. There can be no assurance that additional capital can be obtained by either the Company or by ARTISTdirect Records on reasonable terms or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. If additional funds were raised through the issuance of equity securities of either the Company or ARTISTdirect Records, the percentage ownership of the Company’s current stockholders in the Company and/or ARTISTdirect Records would be reduced.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation.

10.37†	Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc.

99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer

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

ARTISTDIRECT, INC. (Registrant)

By:	/s/ JAMES B. CARROLL James B. Carroll Executive Vice President, Chief Financial Officer and Secretary

Dated: August 14, 2002

Exhibit Index

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation.

10.37†	Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc.

99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer

† Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the SEC.