Form 10-Q
period 2002-09-30
ARTISTDIRECT INC
filed 2002-11-14
CIK 1095079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

         (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from___________to___________

Commission file number 000-30063

ARTISTDIRECT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4760230 (I.R.S. Employer Identification No.)

5670 Wilshire Boulevard, Suite 200 Los Angeles, California (Address of principal executive office)	90036 (Zip Code)

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

Number of shares of Common Stock, par value $0.01 per share, outstanding as of September 30, 2002: 3,461,130 shares.

         In this Report, the words “ARTISTdirect,” the “Company,” “we,” “us” and “our” collectively refer to ARTISTdirect, Inc.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARTISTdirect, Inc. and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$6,606	$25,766

Restricted cash	2,157	2,258

Short term investments	9,741	18,518

Accounts receivable, net	500	346

Prepaid stock based compensation	388	4,645

Other prepaid expenses and current assets	1,807	1,390

Total current assets	21,199	52,923

Property and equipment, net	4,131	6,077

Investments in affiliated companies	74	80

Goodwill and intangibles, net	—	788

Other assets, net	6	5

	$25,410	$59,873

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$275	$251

Accrued expenses	2,595	4,018

Loans and notes payable	—	254

Deferred revenue	20	36

Total current liabilities	2,890	4,559

Investment in ARTISTdirect Records (record label joint venture)	8,340	3,027

Long term liabilities	913	903

Total liabilities	12,143	8,489

Stockholders’ equity:

Common stock, $.01 par value. Authorized 15,000,000 shares; issued 3,784,032 shares in 2002 and 3,783,510 shares in 2001; outstanding 3,461,130 shares in 2002 and 3,460,608 in 2001	379	379

Treasury stock, 322,902 shares in 2002 and 2001	(3,442)	(3,442)

Additional paid-in-capital	207,865	207,832

Unearned compensation	(484)	(745)

Accumulated deficit	(191,154)	(152,786)

Unrealized gain on available for sale investments	103	146

Total stockholders’ equity	13,267	51,384

	$25,410	$59,873

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Consolidated Statements of Operations
(amounts in thousands, except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenue:

E-Commerce	$986	$1,569	$3,354	$5,651

Media	314	420	718	2,205

iMusic record label	458	—	458	—

Total net revenue	1,758	1,989	4,530	7,856

Cost of revenue:

Direct cost of product sales	1,000	1,279	2,825	4,698

Other cost of revenue	828	1,224	2,631	4,282

Stock-based compensation	792	1,549	2,696	4,648

Total cost of revenue	2,620	4,052	8,152	13,628

Gross loss	(862)	(2,063)	(3,622)	(5,772)

Operating expenses:

Website development	21	456	41	3,269

Sales and marketing	525	1,145	1,621	5,053

General and administrative	2,029	3,021	5,424	10,703

Stock-based compensation	399	1,569	1,853	4,859

Depreciation and amortization	691	1,786	2,187	5,406

Loss from impairment of goodwill	—	6,986	788	11,444

Loss from operations	(4,527)	(17,026)	(15,536)	(46,506)

Loss from equity investments	(5,622)	(3,331)	(23,632)	(4,054)

Interest income, net	158	858	653	3,057

Loss from continuing operations before taxes	(9,991)	(19,499)	(38,515)	(47,503)

Income taxes	—	—	—	—

Loss from continuing operations	$(9,991)	$(19,499)	$(38,515)	$(47,503)

Income from discontinued operations	—	138	147	110

Net loss	$(9,991)	$(19,361)	$(38,368)	$(47,393)

Interest on rescission offer	—	196	—	533

Net loss attributable to common shareholders	$(9,991)	$(19,557)	$(38,368)	$(47,926)

Basic and diluted loss per share from continuing operations	$(2.89)	$(5.52)	$(11.13)	$(13.14)

Basic and diluted income per share from discontinued operations	—	0.04	0.04	0.03

Basic and diluted loss per share	$(2.89)	$(5.48)	$(11.09)	$(13.11)

Weighted average common shares outstanding	3,461,466	3,568,577	3,460,891	3,656,333

ARTISTdirect, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(amounts in thousands)

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:

Net loss	$(38,368)	$(47,393)

Income from discontinued operations	147	110

Loss from continuing operations	(38,515)	(47,503)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	2,187	5,429

Loss from equity investments	23,632	4,054

Loss on sale of equipment	—	34

Loss from impairment of goodwill	788	11,444

Allowance for doubtful accounts and sales returns	72	(322)

Stock based compensation	4,549	9,507

Changes in assets and liabilities:

Accounts receivable	(226)	882

Prepaid expenses and other current assets	(417)	(923)

Other assets	(1)	241

Accounts payable, accrued expenses and other liabilities	(1,465)	(2,338)

Deferred revenue	(16)	(34)

Net cash used in continuing operations	(9,412)	(19,529)

Net cash provided by discontinued operations	147	110

Net cash used in operating activities	(9,265)	(19,419)

Cash flows from investing activities:

Purchases of property and equipment	(256)	(839)

Proceeds from the sale of equipment	15	60

Sale/maturity (purchase) of short-term investments, net	8,734	16,426

Investment in ARTISTdirect Records, LLC, net	(18,500)	(4,000)

Distribution from (investment in) other equity investments	6	(375)

Net cash provided by (used in) investing activities	(10,001)	11,272

Cash flows from financing activities:

Repurchase of common stock	—	(2,663)

Change in restricted cash	101	—

Proceeds from employee stock purchase plan	5	11

Net cash provided by (used in) financing activities	106	(2,652)

Net decrease in cash and cash equivalents	(19,160)	(10,799)

Cash and cash equivalents at beginning of period	25,766	51,457

Cash and cash equivalents at end of period	$6,606	$40,658

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2002 and results of its operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the expected results for the full year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s documents filed with the Securities and Exchange Commission (“SEC”) including its Form 10-K and Registration Statements on Form S-1, and all amendments thereto.

Loss Per Common Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No.128, “Earnings Per Share,” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 98. SFAS No.128 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”). Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options, and the like) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The number of potentially dilutive common share equivalents outstanding as of September 30, 2002 and 2001 and excluded from diluted EPS because their effect is anti-dilutive, was approximately 750,000 and 1.3 million respectively.

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

Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, the Company principally earns revenue based on the number of impressions or times an advertisement appears on pages viewed within its Web sites. The Company’s banner advertising commitments generally range from one to six months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of ARTISTdirect remain and collection of the resulting receivable is reasonably assured. The Company typically guarantees a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, the Company defers recognition of the corresponding revenue until the guaranteed impressions are delivered. There were no such instances as of September 30, 2002 and 2001. The Company also sells to advertisers sponsorship of a Web page or event for a specified period of time. The Company recognizes sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met.

iMusic record label revenue consists primarily of the sale of compact discs by artists signed to the iMusic record label. The Company recognizes revenues upon the shipment of compact discs to retailers and independent wholesalers and records appropriate reserves for product returns. iMusic is the brand name used by the Company for the record label operated by its wholly-owned subsidiary ARTISTdirect Digital, Inc.

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

Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Such estimates for the Company include the allowance for doubtful accounts, the valuation allowance on deferred tax assets, useful lives of intangible assets and the valuation of long-lived assets and goodwill. Such estimates for the ARTISTdirect Records record label joint venture include the allowance for returns and the reserve on artist advances. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2001 Financial Statements to conform to the 2002 presentation.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

Following is a reconciliation of the reported net loss for the three and nine months ended September 30, 2002 and 2001 to the net loss, as it would have been if SFAS No. 142 had been effective on January 1, 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

($000's except for earnings-per-share amounts)	2002	2001	2002	2001

Reported net loss attributable to common shareholders	$(9,991)	$(19,557)	$(38,368)	$(47,926)

Goodwill amortization	—	807	—	2,637

Adjusted net loss	$(9,991)	$(18,750)	$(38,368)	$(45,289)

Basic and diluted loss per share:

Reported net loss	$(2.89)	$(5.48)	$(11.09)	$(13.11)

Goodwill amortization	—	0.23	—	0.72

Adjusted net loss	$(2.89)	$(5.25)	$(11.09)	$(12.39)

As of June 30, 2002, the Company determined that the remaining goodwill was impaired due to the continued downturn in the online advertising market combined with the decline in the market place values for advertising-based Internet businesses. As a result, the Company recorded a loss from impairment of the goodwill in the amount of $788,000 in the second quarter of 2002. The loss from impairment of goodwill was recorded as a then current period operating expense as the events that caused the reduction in value transpired subsequent to the transition date of January 1, 2002.

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

In July 2002, the issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred, that is, when it meets the definition of a liability.

NOTE 4 – ARTIST DIRECT RECORDS, LLC

In May 2001, the Company entered into an agreement with veteran entertainment executive Frederick W. “Ted” Field to become Chairman and Chief Executive Officer of ARTISTdirect and form a new record label, ARTISTdirect Records, LLC, in partnership with ARTISTdirect. On June 29, 2001, ARTISTdirect stockholders approved the employment of Mr. Field and the formation of the ARTISTdirect Records record label. ARTISTdirect Records was formed as a 50/50 co-venture between ARTISTdirect and Mr. Field, with the Company providing a significant financial commitment.

In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North American distribution agreement and worldwide license agreement with BMG, the global music division of Bertelsmann AG. Under the terms of the agreement, BMG Distribution will distribute ARTISTdirect Records’ releases in North America, and BMG will license ARTISTdirect Records’ repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from the Company. As part of this transaction, BMG agreed to assume $5.0 million of the Company’s funding commitment to ARTISTdirect Records.

The Company initially committed to the venture a total of $50 million over five years with the Company committing to fund up to $15.0 million per year, subject to a limit of $33 million in any three year period. Any funding in excess of these amounts would require the approval of the Company’s Board of Directors. As a result of the BMG equity purchase, the Company’s funding commitment has been reduced to $45 million.

In August 2002, the Company’s Board of Directors approved an agreement (the “Bridge Loan Agreement”) to accelerate up to $10 million of its funding commitment to ARTISTdirect Records. This funding is in addition to $15 million that the Company is obligated to advance to ARTISTdirect Records in 2002 as part of the $50 million funding commitment entered into between the Company and ARTISTdirect Records in April 2001 and approved by the Company’s stockholders in June 2001. Any and all advances made pursuant to the Bridge Loan Agreement will be credited toward satisfaction of the Company’s overall commitment and toward satisfaction of its funding obligation for 2003.

Under the terms of the Bridge Loan Agreement, the Company will make up to $10 million available to ARTISTdirect Records during the remainder of 2002 in four-week tranches approved by the Board. The Company’s Board has approved the initial tranche of funding for the four-week period ended September 30, 2002. As consideration for entering into the Bridge Loan Agreement, the Company will receive a 2.0% interest in ARTISTdirect Records from Radar Records Holdings, L.L.C. (“FieldCo,” the entity through which Mr. Field owns his interest in ARTISTdirect Records) and, as consideration for the funding of each four-week tranche, the Company will receive an additional 4.5% interest in ARTISTdirect Records from FieldCo (collectively, the “Equity Transfer”). Assuming funding of the entire $10 million, the Company’s interest in ARTISTdirect Records would increase to 65% from 45% and Mr. Field’s interest in ARTISTdirect Records would decrease to 30% from 50%. The Bridge Loan Agreement also provides that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by the Company will be borne both by FieldCo and the Company pro rata with their then respective ownership interests. Furthermore, the Bridge Loan Agreement contains a provision designed to provide the Company with a minimum compound annual rate of return of 25% based upon the realized value of the Bridge Loan Agreement and the Equity Transfer, however, there can be no assurance that such rate of return will be realized.

The Company has advanced a total of $18.75 million for the nine months ended September 30, 2002, of which $3.75 million represented advances approved by the Company’s Board under the Bridge Loan Agreement. As a result, the Company’s interest in ARTISTdirect Records as of September 30, 2002 has increased from 45% to 53.75% and Mr. Field’s interest has decreased from 50% to 41.25%. From inception, the Company has advanced a total of $24.0 million of its $45.0 million commitment as of September 30, 2002.

As of September 30, 2002, the Company had unrestricted cash and short-term investments totaling $16.3 million. Pro forma for advances made subsequent to September 30, 2002 and assuming funding of the entire $10 million under the Bridge Loan Agreement, the Company’s advances to ARTISTdirect Records would total $30.25 million and the Company’s unrestricted cash and short-term investments would be $10.0 million.

In addition, the Company has a commitment to advance to ARTISTdirect Records approximately $2.75 million in 2003 (assuming the full $10 million provided under the Bridge Loan Agreement is advanced by the Company in 2002, as expected) and approximately $12.0 million in 2004.

The Company’s commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should the Company fail to meet its commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of the Company’s interest in ARTISTdirect Records.

Assuming payment of the $2.75 million advance to ARTISTdirect Records in 2003, the Company currently anticipates that available cash resources, including short-term investments, may not be sufficient to meet anticipated needs for working capital and capital expenditures for at least twelve months without additional capital. Furthermore, ARTISTdirect Records will require capital in addition to that to be provided by the Company to continue its operations.

The Company is currently pursuing alternatives to raise additional capital in order to continue funding of the Company and ARTISTdirect Records. There can be no assurance that additional capital can be obtained by either the Company or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and the Company, and impair the value of the Company’s investment in ARTISTdirect Records. If additional funds are raised through the issuance of equity securities of either the Company or ARTISTdirect Records, the percentage ownership of current stockholders in the Company and/or ARTISTdirect Records will be reduced.

Because the Company is not deemed to have voting or operating control of ARTISTdirect Records, it does not consolidate the results of ARTISTdirect Records and it records its share of losses based on the equity method of accounting as income (loss) from equity investments in its consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of the Company’s total funding commitment, the Company had committed to fund 100% of the operations of ARTISTdirect Records and has recorded 100% of the losses attributable to that venture from inception to April 30, 2002. From May 1, 2002, the Company has recorded only its proportionate share, on the basis of relative funding commitments, of any future losses of ARTISTdirect Records. The Company recognized $23.6 million of equity loss from the record label for the nine months ended September 30, 2002 and has recognized $32.3 million of losses from inception to September 30, 2002.

The carrying amount of the Company’s investment in ARTISTdirect Records represents the difference between the Company’s investment and advances and the Company’s share of profit or loss from ARTISTdirect Records. As of September 30, 2002, the Company’s share of losses exceeded the amount of the Company’s investment and advances to date, resulting in a credit balance of approximately $8.3 million. Therefore, the carrying amount has been classified as a liability on the Company’s balance sheet.

A roll forward of the Company’s net investment balance for the nine months ended September 30, 2002 is as follows:

Investment in ARTISTdirect Records at 12/31/01	$(3,027)

Advances, net	18,500

Intercompany activity	(181)

Equity losses recorded	(23,632)

Investment in ARTISTdirect Records at 9/30/02	$(8,340)

A summary income statement for ARTISTdirect Records for the three and nine months ended September 30, 2002 is as follows (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

	(Unaudited)	(Unaudited)
Net revenue	$1,084	$2,885

Cost of revenue:

Manufacturing and distribution expenses	392	970

Provision for advances and royalties, net	1,193	7,479

Total cost of revenue	1,585	8,449

Gross loss	(501)	(5,564)

Operating expenses:

Sales and marketing	2,557	9,407

General and administrative	3,669	11,117

Total operating expenses	6,226	20,524

Loss from operations	(6,727)	(26,088)

Interest expense, net	257	691

Net loss	$(6,984)	$(26,779)

A summary balance sheet for ARTISTdirect Records as of September 30, 2002 is as follows (amounts in thousands):

September 30,
2002

Assets	(Unaudited)

Current assets:

Cash and cash equivalents	$30

Accounts receivable, net	18

Inventory, net	307

Other prepaid expenses and current assets	399

Total current assets	754

Artist advances:

Gross artist advances	10,147

Provision for advances	(10,147)

Artist advances, net	—

Property and equipment, net	244

$998

Liabilities and Members’ Equity

Current liabilities:

Accounts payable	1,005

Accrued expenses	5,738

Total current liabilities	6,743

Interest payable	835

ARTISTdirect Recordings, Inc. loan advances	24,000

BMG loan advances	4,750

Total liabilities	36,328

Members’ equity:

Members’ paid-in capital	100

Retained deficit	(35,430)

Total members’ equity	(35,330)

$998

As of September 30, 2002, ARTISTdirect Records had entered into recording agreements with fourteen artists and advanced a total of $10.1 million in artist and producer advances and recording costs. The amount of these advances is recoupable against royalties to be earned by the artists and producers based on sales. However, given that the artists signed by ARTISTdirect Records have no previous track record, the venture has accrued a provision for 100% of the advances expended, in accordance with generally accepted accounting principles.

From July 16, 2002, Mr. Field has elected to defer his salary that he was due to receive under his employment agreements with ARTISTdirect Records and ARTISTdirect. As of September 30, 2002, a total of $208,333 and $104,667, respectively, had been expensed and accrued by ARTISTdirect Records and ARTISTdirect.

NOTE 5 – STOCK-BASED COMPENSATION

Stock-based compensation represents the amortization of non-cash compensation expense related to equity instruments granted to employees, directors, professional firms, artists and advisors and is recorded in both cost of revenue and operating expenses. Stock-based compensation recorded in cost of revenue represents compensation in connection with artists entering into contractual commitments to operate their online commerce activities.

Stock-based compensation in cost of revenue for the three and nine months ended September 30, 2002 was $792,000 and $2.7 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2001 was $1.5 million and $4.6 million, respectively.

Stock-based compensation in operating expenses for the three and nine months ended September 30, 2002 was $399,000 and $1.9 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2001 was $1.6 million and $4.9 million, respectively.

In December 2001, the Company completed a rescission offer in which it rescinded the purchase of 83,403 shares of its common stock purchased upon the exercise of options and the issuance of vested and unvested unexercised options to purchase 636,740 shares of its common stock. The shares of common stock were repurchased at prices ranging from $12.40 to $40.00 per share and the unexercised options that were rescinded had exercise prices ranging from $12.40 to $140.00 per share. In aggregate, the Company paid $10.2 million to rescind the shares and options. During 2001, the Company recorded stock-based compensation related to the rescission offer of approximately $6.9 million. An additional approximate $1.8 million is being expensed during 2002, of which approximately $370,000 was recorded for the three months ended September 30, 2002 and $1.7 million was recorded for the nine months ended September 30, 2002. We did not record any compensation expense related to the shares and options of those holders who chose not to accept the rescission offer.

NOTE 6 – SEGMENT INFORMATION

As of September 30, 2002, the Company operates primarily through three reportable segments: E-commerce operations (“E-commerce”), Media operations (“Media”) and iMusic record label operations (“iMusic record label”). iMusic is the brand name used by the Company for the record label operated by its wholly-owned subsidiary ARTISTdirect Digital, Inc. Because ARTISTdirect Records’ results are not consolidated due to the fact that the Company does not exert voting and operating control over it, ARTISTdirect Records’ activity is not included in the same segment data as the iMusic record label..

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

E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline. iMusic record label revenue is generated from the sale of recorded music performed by Artists signed to the iMusic record label, which is wholly-owned by the Company.

The factors for determining reportable segments were based on service and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA (earnings or loss before interest, taxes, depreciation and amortization, stock based compensation, loss from impairment of goodwill, and income (loss) from discontinued operations). Included in EBITDA loss are direct operating expenses for the segment. The following table summarizes the revenue and EBITDA loss by segment for the three months ended September 30, 2002 and 2001, respectively. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Net Revenue:

E-commerce	$986	$1,569	$3,354	$5,651

Media	314	420	718	2,205

iMusic record label	458	—	458	—

	$1,758	$1,989	$4,530	$7,856

EBITDA:

E-commerce	(45)	(382)	(246)	(2,629)

Media	(530)	(2,346)	(2,668)	(4,698)

iMusic record label	(273)	—	(373)	—

	(848)	(2,728)	(3,287)	(7,327)

Corporate	(1,797)	(2,408)	(4,725)	(12,683)

	$(2,645)	$(5,136)	$(8,012)	$(20,010)

Reconciliation of EBITDA to Net Loss:

EBITDA per Segments	$(2,645)	$(5,136)	$(8,012)	$(20,010)

Stock-based compensation	(1,191)	(3,118)	(4,549)	(9,507)

Depreciation and amortization	(691)	(1,786)	(2,187)	(5,406)

Amortization of vendor prepaid	—	—	—	(139)

Loss from impairment of goodwill	—	(6,986)	(788)	(11,444)

Income (loss) from equity investments	(5,622)	(3,331)	(23,632)	(4,054)

Interest income, net	158	858	653	3,057

Income from discontinued operations	—	138	147	110

Net loss	$(9,991)	$(19,361)	$(38,368)	$(47,393)

The following table summarizes assets as of September 30, 2002 and December 31, 2001.

	September 30,	December 31,
	2002	2001

	(in thousands)
Assets:

Corporate	$23,866	$53,601

E-commerce	844	5,143

Media	237	1,129

iMusic record label	463	—

	$25,410	$59,873

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, our management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “may,” “will,” “potential,” “continue,” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements concerning the ability of ARTISTdirect and Mr. Field to successfully operate ARTISTdirect Records, the ability of ARTISTdirect and Mr. Field to accurately budget and forecast ARTISTdirect Records operations, including the costs associated with signing artists, the timing and number of record releases, the revenue from and costs associated with such releases, the availability of sufficient capital to fund our operations and ARTISTdirect Records, the ability of ARTISTdirect to successfully operate its iMusic record label, the ability of ARTISTdirect to accurately budget and forecast its iMusic record label operations, including the costs associated with signing artists, the timing and number of record releases, and the revenue from and costs associated with such releases, and statements concerning our unproven business model, increased competition in our industry, the effects of piracy on sales of recorded music, our ability to enter into new strategic relationships and leverage existing strategic relationships, our ability to generate revenue from digital distribution, our ability to generate revenues from our record label, online product sales, advertising and other revenue streams, and our ability to increase visits to our network of Web sites, to attract and retain artists, to adequately fund our operations and financial commitments, to offer compelling content, to fulfill on-line music and merchandise orders in a timely manner, to build brand recognition, to integrate acquisitions of technology and other businesses, to protect and/or obtain intellectual property rights, and to manage growth. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in this report on Form 10-Q and similar discussions in our other filings with the SEC, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our Common Stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

Overview

         We are a music entertainment company that combines an online music network and two record labels to provide an integrated offering for music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of Web sites offering multi-media content, music news and information, community around shared music interests, music-related commerce and digital music services. In May 2001, we entered into an agreement with veteran entertainment executive Frederick W. “Ted” Field to become our Chairman and Chief Executive Officer and form a new record label, ARTISTdirect Records, LLC, in partnership with us. On June 29, 2001, our stockholders approved the employment of Mr. Field and the formation of ARTISTdirect Records, LLC, as a 50/50 co-venture between ARTISTdirect and Mr. Field where we agreed to provide a significant financial commitment to the new venture. Through ARTISTdirect Records, we develop new musical artists and produce and distribute their recordings as an independent label utilizing both traditional channels and emerging Internet distribution channels. In addition to the formation of ARTISTdirect Records and our financial commitment, we entered into a five-year employment agreement with Mr. Field and he joined our Board of Directors. Mr. Field also serves as the Chief Executive Officer of ARTISTdirect Records.

         In November 2001, we agreed in principle to sell a 5% equity interest in ARTISTdirect Records to BMG Entertainment in connection with entering into a North American distribution agreement and a worldwide licensing agreement with BMG. In April 2002, these agreements were formally executed. As part of these transactions, BMG agreed to advance certain monies against net sales proceeds under the agreements and has also assumed $5 million of our funding commitment to the operations of ARTISTdirect Records. Prior to the completion of BMG’s equity purchase and its assumption of 10% of our total funding commitment, we had committed to fund 100% of the operations of ARTISTdirect Records and have recorded 100% of the losses attributable to that venture from inception to April 30, 2002. After May 1, 2002, we have recorded only our proportionate share, on the basis of our relative funding commitments, of any future losses of ARTISTdirect Records. We are committed to advance up to $45 million (net of BMG’s funding commitment of $5 million) through July 2006 developing ARTISTdirect Records of which we had funded $24.0 million as of September 30, 2002.

         In December 2001, we decided to exit the music talent agency business because we believed that our prospects for increasing the value of this business were limited and that there were potential conflicts of interests with ARTISTdirect Records. As a result, we have recorded the net results of this business segment as a discontinued operation in the consolidated statement of operations for all years presented. We completed the wind-up of the talent agency business during the first half of 2002.

         During the third quarter of 2002, through our wholly-owned subsidiary ARTISTdirect Digital, Inc., we launched a second record label, under the brand name iMusic, to focus on the signing of established artists who are no longer under contract with a major label. In recent years, the record industry has been consolidating and the major labels have focused their artist rosters on a smaller number of artists believed to represent the greatest commercial potential. This has resulted in a large number of artists being released from their contracts despite sales in some cases as high as 500,000 records. Importantly, many of these artists continue to produce new music and maintain active touring schedules that keep them in front of their loyal fans. The iMusic label was created to take advantage of this industry trend and provide a complement to ARTISTdirect Records’ focus on potential superstar artists. The iMusic business model is to expend lower amounts on guaranteed advances to the artists in exchange for sharing with them a percentage of the profits after recoupment of advances, marketing and other expenses. As of September 30, 2002, iMusic had signed 15 artists and released 6 albums.

         As part of our overall cost-cutting measures implemented in 2001, we significantly reduced our operating costs. In particular, during the year ended December 31, 2001, we laid off 137 employees. We expect this to help us reduce our net loss going forward and conserve our cash resources given prevailing market conditions. We have incurred cumulative net losses of $232.2 million from inception to September 30, 2002, of which approximately $73.9 million represented stock-based compensation expense. While we have significantly reduced our operating expenses, especially those related to our online operations, technology infrastructure and marketing, we expect our net losses to continue and to remain significant for the foreseeable future. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses, and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. See “Risk Factors” below for a more complete description of the many risks we face. Our business is evolving rapidly, and therefore we believe that period-to-period comparisons of our operating results may not be meaningful and may not be accurate indicators of future performance.

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

         Record label revenue generated by iMusic and ARTISTdirect Records consists primarily of the sale of compact discs by artists signed to the label net of a provision for returns. Revenue is recognized upon shipment of product net of estimated returns. BMG Distribution is responsible for the distribution in North America of releases by iMusic’s and ARTISTdirect Records’ artists and handles the selling to retailers and wholesalers, billing and collection of payments, and physical distribution of the compact discs in exchange for a distribution fee. Outside of North America, iMusic repertoire is distributed through a number of independent distributors and ARTISTdirect Records repertoire is distributed under a license agreement with BMG.

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

Revenue

         Prior to our decision to exit the music talent agency (“Agency”) business, we generated revenue from three sources: E-Commerce, Media and Agency. In December 2001, we decided to exit the Agency business and we substantially wrapped up final operations during the first half of 2002. Therefore, the results of the Agency business have been shown in our financial statements as a discontinued operation. During the third quarter of 2002, we launched the iMusic record label and released 6 albums. Substantially all of our revenue is generated in cash. For the nine months ended September 30, 2002 and 2001 there was no barter revenue.

         E-Commerce Revenue. E-Commerce revenue includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through the ARTISTdirect shopping mall of our network. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our E-Commerce sales in the fourth quarter have, on average, been higher than in other quarters. We believe that this trend may continue for the foreseeable future. For the three and nine months ended September 30, 2002 and the year ended December 31, 2001, E-Commerce revenue constituted approximately 56%, 74%, and 72%, respectively, of our total net revenue for those periods.

         Media Revenue. Media revenue consists primarily of sales of banner advertisements and sponsorships. In addition, during the third quarter of 2002 we realized revenue from fees earned from the online pre-sale of concert tickets through our network under an agreement with Ticketmaster. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to six months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is reasonably assured. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. For the three and nine months ended September 30, 2002 and the year ended December 31, 2001, media revenue constituted approximately 18%, 16%, and 28%, respectively, of our total net revenue for those periods.

         Since most of our sponsorship and advertising contracts are short-term in nature, our advertising revenue is susceptible to significant fluctuation. In particular, our net revenue from advertising revenue has significantly decreased since the third quarter of 2000. This decrease is primarily due to advertisers spending less money on advertising in general and on banner advertising in particular. In addition, we have been focusing our sales efforts on integrated marketing solution packages that offer advertisers a combination of off-line concert and tour sponsorships that are supported by online banner advertising and custom content areas. These deals can take over six months to put together due to their complex nature. Accordingly, we do not expect our advertising revenue to increase significantly in the near future. During the three and nine months ended September 30, 2002, the following represented more than 10% of our media revenue for those periods: Ticketmaster accounted for 19% and 8%, respectively, Miller Brewing accounted for 16% and 7%, respectively, Kelloggs accounted for 13% and 6%, respectively, and AT&T Wireless accounted for 10% and 18%, respectively, of our total media revenue. No other client accounted for more than 10% of our media revenue for those periods.

         iMusic Record Label Revenue. iMusic generates revenue primarily from the sale of compact discs by artists signed to the iMusic label. We record revenue upon shipment of the compact discs to retailers and independent wholesalers and record appropriate reserves for product returns. For the three and nine months ended September 30, 2002, iMusic revenue constituted approximately 26%, and 10%, respectively, of our total net revenue for those periods.

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

Cost of Revenue

         Direct cost of product sales consists primarily of the cost of merchandise sold, artist advances and the amounts payable to artists for their share of net proceeds, copyright royalties, distribution costs, online transaction costs, including credit card fees, warehousing and fulfillment charges and shipping costs.

         Other cost of revenue consists primarily of online advertising serving and outside production costs, direct costs related to the organization of sponsorable activities, including payments to artists, Web site hosting and maintenance costs, online content and programming costs, customer service costs, payroll and related expenses for staff involved in Web site maintenance and content programming, and net provisions for artist recording advances related to the iMusic record label.

         Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities. In connection with the amortization of vendor warrants and artist and advisor stock options (including compensation related to the rescission offer) granted through September 30, 2002, we recorded non-cash compensation expense of approximately $792,000 and $2.7 million for the three and nine months ended September 30, 2002, respectively. We currently do not intend to grant additional equity interests in the future related to obtaining e-commerce rights from artists.

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

         Sales and Marketing. Sales and marketing expense consists primarily of advertising, marketing and promotion expenses incurred to promote our Web sites and artists under the iMusic record label, plus payroll and related expenses for personnel engaged in marketing and advertising sales activities.

         General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, professional services expenses, facilities expenses, travel and other general corporate expenses.

         Stock-based Compensation. Stock-based compensation included in operating expenses represents the amortization of non-cash compensation expense related to equity (including compensation related to the rescission offer) granted to employees, directors, professional firms, and to artists and advisors in connection with the artists entering into contractual commitments to provide promotional services for their online commerce activities. For the three months ended September 30, 2002 and 2001, stock-based compensation expense of approximately $399,000 and $1.6 million, respectively, was recognized in operating expenses. For the nine months ended September 30, 2002 and 2001, stock-based compensation expense of approximately $1.9 million and $4.9 million, respectively, was recognized in operating expenses.

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

Results of Operations of ARTISTdirect, Inc.

Three and nine months ended September 30, 2002 and 2001

Net Revenue

       Net revenue decreased 12% to $1.8 million for the three months ended September 30, 2002 from $2.0 million for the three months ended September 30, 2001. The decrease was due to a decline in both E-commerce and Media revenues, partially offset by the addition of iMusic record label revenue. E-commerce revenue decreased 37% to $986,000 for the three months ended September 30, 2002 from $1.6 million for the three months ended September 30, 2001, primarily due to the closure of Artist stores, and a reduction in our offering of exclusive music and merchandise that drove sales in 2001. In addition, Media revenue decreased 25% to $314,000 for the three months ended September 30, 2002 from $420,000 for the three months ended September 30, 2001, primarily due to a decline in event related revenue and a decrease in sales of impression-based online advertising due in part to an overall soft advertising market. iMusic record label revenue was $458,000 for the three months ended September 30, 2002. There was no activity for the iMusic record label in 2001.

       Net revenue decreased 42% to $4.5 million for the nine months ended September 30, 2002 from $7.9 million for the nine months ended September 30, 2001. The decrease was due to a decline in both E-commerce and Media revenues, partially offset by the addition of iMusic record label revenue. E-commerce revenue decreased 41% to $3.4 million for the nine months ended September 30, 2002 from $5.7 million for the nine months ended September 30, 2001, primarily due to the closure of Artist stores, and a reduction in our offering of exclusive music and merchandise which drove sales in 2001. Media revenue decreased 67% to $718,000 for the nine months ended September 30, 2002 from $2.2 million for the nine months ended September 30, 2001, primarily due to a decline in event related revenue and a decrease in sales of impression-based online advertising due in part to an overall soft advertising market. iMusic record label revenue was $458,000 for the nine months ended September 30, 2002.

Cost of Revenue

       Direct cost of product revenue decreased 22% to $1.0 million for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001. This $279,000 decrease was primarily due to a decrease in overall e-commerce revenues. Other cost of revenue decreased 32% to $828,000 for the three months ended September 30, 2002 from $1.2 million for the three months ended September 30, 2001. This $396,000 decrease was primarily due to a decrease in media event related costs and payroll and related costs of our ARTISTdirect Network production staff. For the three months ended September 30, 2002, we recorded non-cash stock-based compensation charges of $792,000 compared to $1.5 million for the three months ended September 30, 2001. The stock-based compensation expense relates to the amortization of the estimated value of the options, using the Black-Scholes method, given to artists in connection with the operation of their stores, as well as compensation related to the rescission offer (for 2002 only), and is amortized over the life of the associated contract periods. The decrease in expense is due to the termination of artist stores in 2001, which resulted in an acceleration of the expense in the fourth quarter of 2001. Our gross loss percentage, excluding stock-based compensation improved to -4% in the third quarter of 2002 from -26% in the third quarter of 2001. Including stock-based compensation, our gross loss percentage improved to –49% in the third quarter of 2002 from
–104% in the third quarter of 2001.

       Direct cost of product revenue decreased 40% to $2.8 million for the nine months ended September 30, 2002 from $4.7 million for the nine months ended September 30, 2001. This $1.9 million decrease was primarily due to a decrease in e-commerce revenue. Other cost of revenue decreased 39% to $2.6 million for the nine months ended September 30, 2002 from $4.3 million for the nine months ended September 30, 2001. This $1.7 million decrease was primarily due to a decrease in media event related costs and payroll and related costs of our ARTISTdirect Network production staff. For the nine months ended September 30, 2002, we recorded non-cash stock-based compensation charges of $2.7 million compared to $4.6 million for the nine months ended September 30, 2001. The stock-based compensation expense relates to the amortization of the estimated value of the options, using the Black-Scholes method, given to artists in connection with the operation of their stores, as well as compensation related to the rescission offer (for 2002 only), and is amortized over the life of the associated contract periods. The decrease in expense is due to the termination of artist stores in 2001, which resulted in an acceleration of the expense in the fourth quarter of 2001. Our gross loss percentage, excluding stock-based compensation, increased to -20% for the nine months ended September 30, 2002 from -14% for the nine months ended September 30, 2001, primarily due to the significant decrease in media revenue. Including stock-based compensation, our gross loss percentage increased to -80% for the nine months ended September 30, 2002 from -73% for the nine months ended September 30, 2001.

Operating Expenses

       Web Site Development. Web site development expense decreased 95% to $21,000 for the three months ended September 30, 2002 from $456,000 for the three months ended September 30, 2001. This decrease was primarily attributable to a cessation of activity related to the enhancement of our Web sites compared to 2001 when we incurred the costs of bringing our Pandesic E-commerce system in-house, as well as fees paid to third party service vendors relating to development of our network.

       Web site development expense decreased 99% to $41,000 for the nine months ended September 30, 2002 from $3.3 million for the nine months ended September 30, 2001. This decrease was primarily attributable to a cessation of activity related to the enhancement of our Web sites compared to 2001 when we incurred the costs of bringing our Pandesic E-commerce system in-house, as well as fees paid to third party service vendors relating to development of our network and digital music capability.

       Sales and Marketing. Sales and marketing expense decreased 54% to $525,000 for the three months ended September 30, 2002 from $1.1 million for the three months ended September 30, 2001. The decrease was primarily attributable to reduced advertising and promotion expenses related to the ARTISTdirect Network and lower payroll and related costs.

       Sales and marketing expense decreased 68% to $1.6 million for the nine months ended September 30, 2002 from $5.1 million for the nine months ended September 30, 2001. The decrease was primarily attributable to reduced advertising and promotion expenses related to the ARTISTdirect Network and lower payroll and related costs.

       General and Administrative. General and administrative expense decreased 33% to $2.0 million for the three months ended September 30, 2002 from $3.0 million for the three months ended September 30, 2001. This decrease was primarily attributable to lower payroll and related costs resulting from a reduction in headcount during 2001 as well as lower costs for legal and outside services incurred related to the rescission offer completed in December 2001.

       General and administrative expense decreased 49% to $5.4 million for the nine months ended September 30, 2002 from $10.7 million for the nine months ended September 30, 2001. This decrease was primarily attributable to lower payroll and related costs resulting from a reduction in headcount during 2001 as well as lower costs for legal and outside services incurred related to the rescission offer completed in December 2001.

       Stock-based Compensation. We recorded stock-based compensation expense of $399,000 for the three months ended September 30, 2002 in connection with stock option issuances to employees, directors, professional firms and artists for promotional services, as well as compensation related to the rescission offer, compared with $1.6 million for the three months ended September 30, 2001, a decrease of 75%. This decrease was primarily due to the termination of employees and cancellation of artist promotion agreements in 2001 resulting in an acceleration of expense in 2001.

       We recorded stock-based compensation expense of $1.9 million for the nine months ended September 30, 2002 in connection with stock option issuances to employees, directors, professional firms and artists for promotional services, as well as compensation related to the rescission offer, compared with $4.9 million for the nine months ended September 30, 2001, a decrease of 62%. This decrease was primarily due to the termination of employees and cancellation of artist promotion agreements in 2001 resulting in an acceleration of expense in 2001.

       Depreciation and Amortization. Depreciation and amortization expense decreased 61% to $691,000 for the three months ended September 30, 2002 from $1.8 million for the three months ended September 30, 2001. This decrease was primarily due to the decrease in the amortization of goodwill reflecting a change in accounting principle as of January 1, 2002.

       Depreciation and amortization expense decreased 60% to $2.2 million for the nine months ended September 30, 2002 from $5.4 million for the nine months ended September 30, 2001. This decrease was primarily due to the decrease in the amortization of goodwill reflecting a change in accounting principle as of January 1, 2002.

       Impairment of Goodwill. During the nine months ended September 30, 2002 we recorded a loss on impairment of goodwill related to the write-off of the remaining goodwill associated with the Company’s online operations in the amount of $788,000. No comparable expense was recorded during the third quarter of 2002. During the nine months ended September 30, 2001 we recorded a loss on impairment of goodwill related to our Mjuice and other acquisitions in the amount of $11.4 million.

       Income (loss) from Equity Investments. Loss from equity investments for the three months ended September 30, 2002 was $5.6 million compared to $3.3 million for the three months ended September 30, 2001. The increase in the loss during the third quarter of 2002 related to an increase in loss of our record label venture, ARTISTdirect Records, for that period. During the third quarter 2002, ARTISTdirect Records released four albums. During the third quarter 2001, ARTISTdirect Records was still in the formation stage and had not released any albums.

       Loss from equity investments for the nine months ended September 30, 2002 was $23.6 million compared to $4.1 million for the nine months ended September 30, 2001. The increase in the loss during the nine months ended September 30, 2002 related to recognition of our share of the increased losses of ARTISTdirect Records for that period. Prior to April 30, 2002, we recorded 100% of the losses related to ARTISTdirect Records due to our commitment to fund 100% of its operations. After May 1, 2002, we have recorded only our proportionate share of losses on the basis of the total remaining relative funding commitments between us and BMG who purchased 10% of our interest in the label in April 2002.

       See additional discussion and analysis of ARTISTdirect Records in the section “Results of Operation – ARTISTdirect Records, LLC” below.

       Interest Income and Expense. Interest income decreased 82% to $158,000 for the three months ended September 30, 2002 from $858,000 for the three months ended September 30, 2001. The decrease was due to lower available cash balances for the relevant period as well as lower interest rates.

       Interest income decreased 79% to $653,000 for the nine months ended September 30, 2002 from $3.1 million for the nine months ended September 30, 2001. The decrease was due to lower available cash balances for the relevant period as well as lower interest rates.

Net Loss

       Net loss decreased $9.4 million, or 48%, to $10.0 million for the three months ended September 30, 2002, compared to $19.4 million for the three months ended September 30, 2001. The decrease in the net loss was attributable to a $7.0 million decrease in loss from impairment of goodwill, a $1.1 million decrease in depreciation and amortization, a $1.2 million decrease in amortization of stock-based compensation, a $992,000 decrease in general and administrative expenses, a $620,000 decrease in sales and marketing, a $435,000 decrease in website development, and a $1.2 million decrease in gross loss. Net loss decreased $9.0 million, or 19% to $38.4 million for the nine months ended September 30, 2002, compared to $47.4 million for the nine months ended September 30, 2001. The decrease in the net loss was attributable to a $10.7 million decrease in loss from impairment of goodwill, a $3.2 million decrease in depreciation and amortization, a $3.0 million decrease in amortization of stock-based compensation, a $5.3 million decrease in general and administrative expenses, a $3.4 million decrease in sales and marketing expenses, a $3.2 million decrease in website development expenses, and a $2.2 million decrease in gross loss.

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

       As of September 30, 2002, we had $6.6 million of unrestricted cash and cash equivalents and $9.7 million held in short-term investments.

       Net cash used in operating activities was $9.3 million for the nine months ended September 30, 2002, compared with $19.4 million for the nine months ended September 30, 2001. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items such as stock-based compensation, depreciation and amortization, loss from impairment of goodwill, and in the loss from equity investments.

       Net cash used in investing activities was $10.0 million for the nine months ended September 30, 2002, which resulted primarily from advances of $18.5 million to ARTISTdirect Records which was partially offset by proceeds from the net sale/maturity of short-term investments of $8.7 million. Net cash provided by investing activities for the nine months ended September 30, 2001 was $11.3 million, which resulted primarily from $16.4 million of proceeds from the net sale/maturity of short-term investments partially offset by $839,000 of fixed asset purchases, advances of $4.0 million to ARTISTdirect Records, and $375,000 of other equity investments.

       Net cash provided by financing activities was $103,000 for the nine months ended September 30, 2002, which resulted primarily from the decrease in restricted cash balances in the amount of $101,000 due to the reduction of a certificate of deposit used as collateral for a third party vendor. Net cash used in financing activities for the nine months ended September 30, 2001 was $2.7 million which consisted primarily of the repurchase of common stock in our partial self-tender offer consummated in April 2001.

       As of September 30, 2002, our principal commitments consisted of our remaining obligation to fund ARTISTdirect Records in the amount of approximately $21.0 million ($50 million initial commitment less $5 million assumed by BMG in conjunction with BMG’s equity investment in ARTISTdirect Records and $24.0 million advanced by us through September 30, 2002) and obligations outstanding under operating leases and employment contracts (see table below).

       A summary of our contractual cash obligations, excluding the ARTISTdirect Records funding commitment described in the above paragraph, as of September 30, 2002, is as follows:

	Payments Due by Period

		Less than	Between	Between	After
CONTRACTUAL CASH OBLIGATIONS	Total	1 year	2-3 years	4-5 years	5 years

Operating Leases	$14,211	$1,765	$3,597	$3,852	$4,997

Employment contracts	5,625	1,500	3,000	1,125	—

Total contractual cash obligations (excluding ARTISTdirect Records commitments)	$19,836	$3,265	$6,597	$4,977	$4,997

       From July 16, 2002, Mr. Field has elected to defer his salary that he was due to receive under his employment agreements with ARTISTdirect Records and ARTISTdirect. As of September 30, 2002, a total of $208,333 and $104,667, respectively, had been expensed and accrued by ARTISTdirect Records and ARTISTdirect.

       In August 2002, our Board of Directors approved an agreement (the “Bridge Loan Agreement”) to accelerate up to $10 million of our funding commitment to ARTISTdirect Records. This funding will be in addition to $15 million that we are obligated to advance to ARTISTdirect Records in 2002 as part of the $50 million funding commitment that we entered into with ARTISTdirect Records in April 2001 and that was approved by our stockholders in June 2001. Any and all advances made pursuant to the Bridge Loan Agreement will be credited toward satisfaction of our overall commitment and toward satisfaction of our funding obligation for 2003.

       As of September 30, 2002, we had unrestricted cash and short-term investments totaling $16.3 million. Pro forma for advances made subsequent to September 30, 2002 and assuming funding of the entire $10 million under the Bridge Loan Agreement, our advances to ARTISTdirect Records would total $30.25 million and our unrestricted cash and short-term investments would be $10.0 million. In addition, we have a commitment to advance to ARTISTdirect Records approximately $2.75 million in 2003 (assuming we advance the full $10 million provided under the Bridge Loan Agreement in 2002, as expected) and approximately $12.0 million in 2004. Our commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should we fail to meet our commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of our interest in ARTISTdirect Records.

       Assuming payment of the $2.75 million advance to ARTISTdirect Records in 2003, we currently anticipate that available cash resources, including short-term investments, may not be sufficient to meet anticipated needs for working capital and capital expenditures for at least twelve months without additional capital. Furthermore, ARTISTdirect Records will require capital in addition to that to be provided by us to continue its operations.

       We are currently pursuing alternatives to raise additional capital in order to continue funding of ARTISTdirect and ARTISTdirect Records. There can be no assurance that additional capital can be obtained by either ARTISTdirect or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and ARTISTdirect, and impair the value of our investment in ARTISTdirect Records. If additional funds are raised through the issuance of equity securities of either ARTISTdirect or ARTISTdirect Records, the percentage ownership of current stockholders in ARTISTdirect and/or ARTISTdirect Records will be reduced.

Results of Operations – ARTISTdirect Records, LLC

The following discussion of the results of operations of ARTISTdirect Records, LLC for the three and nine months ended September 30, 2002, is provided for additional information.

Net Revenue

       Net revenue for the three and nine months ended September 30, 2002 was $1.1 million and $2.9 million, respectively. During the nine month period, ARTISTdirect Records released six albums, Custom’s Fast in March 2002, Badly Drawn Boy’s About a Boy soundtrack in April 2002, Mad At Gravity’s Resonance and Smilez and Southstar’s Crash the Party in July 2002, and No Good’s Game Day, PBB and Naam Brigade’s Early In The Game in September 2002.

Cost of Revenue

       Direct cost of product revenue includes manufacturing costs and distribution fees payable to BMG and the provision for artist advances and royalty expense. Manufacturing and distribution expenses for the three and nine months ended September 30, 2002 was $392,000 and $970,000, respectively, which was related to six album releases. Artist advances and recording costs relate to signed artists as well as an advance against future royalties paid to a producer. The provision for advances and royalties for the three and nine months ended September 30, 2002 was $1.2 million and $7.5 million, respectively.

Operating Expenses

       Sales and Marketing. Sales and marketing expense represents costs of sales, marketing, promotion, publicity and video production related to ARTISTdirect Records’ albums released during the period as well as the related costs for additional expected releases during the remainder of 2002 and early 2003. Sales and marketing expense for the three and nine months ended September 30, 2002 was $2.6 million and $9.4 million, respectively.

       General and Administrative. General and administrative expense represents payroll and related expenses, costs for travel & entertainment, outside legal fees and general office and communication expenses General and administrative expense for the three and nine months ended September 30, 2002 was $3.7 million and $11.1 million, respectively.

       Interest Expense. Interest expense represents the accrual of interest on loan advances made to ARTISTdirect Records from ARTISTdirect, Inc. and BMG. Interest expense for the three and nine months ended September 30, 2002 was $257,000 and $691,000, respectively.

Net Loss

       Net loss was $7.0 million for the three months ended September 30, 2002 and was comprised of a gross loss for the period of $501,000, total operating expenses of $6.2 million and interest expense of $257,000.

       Net loss was $26.8 million for the nine months ended September 30, 2002 and was comprised of a gross loss for the period of $5.6 million, total operating expenses of $20.5 million and interest expense of $691,000.

Liquidity and Capital Resources – ARTISTdirect Records, LLC

       As of September 30, 2002, ARTISTdirect Records had $30,000 of cash. During the three and nine months ended September 30, 2002, ARTISTdirect made loan advances to ARTISTdirect Records of $7.25 million and $18.75 million, respectively. These loan advances were made under ARTISTdirect’s $15 million funding commitment for 2002 and a Bridge Loan facility described below. In addition, during the nine months ended September 30, 2002, BMG made loan advances of $4.75 million as well as certain advances in conjunction with its North American distribution agreement and worldwide license agreement.

       In August 2002, ARTISTdirect advanced to ARTISTdirect Records the remaining balance of its $15 million 2002 funding commitment and the Company’s Board of Directors approved an agreement (the “Bridge Loan Agreement”) to accelerate during the remainder of 2002 up to an additional $10 million of its funding commitment to ARTISTdirect Records. Any and all advances made pursuant to the Bridge Loan Agreement will be credited toward satisfaction of ARTISTdirect’s overall commitment and toward satisfaction of its funding obligation for 2003. As of September 30, 2002, $3.75 million had been advanced under the Bridge Loan Agreement.

       From July 16, 2002, Mr. Field has elected to defer his salary that he was due to receive under his employment agreements with ARTISTdirect Records and ARTISTdirect. As of September 30, 2002, a total of $208,333 and $104,667, respectively, had been expensed and accrued by ARTISTdirect Records and ARTISTdirect.

       It is anticipated that ARTISTdirect Records will require capital within the next twelve months in addition to that provided under the Bridge Loan Agreement and under the Company’s overall commitment to ARTISTdirect Records. There can be no assurance that additional capital can be obtained by either the Company or by ARTISTdirect Records on reasonable terms or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. If additional funds were raised through the issuance of equity securities of either the Company or ARTISTdirect Records, the percentage ownership of the Company’s current stockholders in the Company and/or ARTISTdirect Records would be reduced.

RISK FACTORS

       Before investing in our company or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

It Is Difficult To Evaluate Our Business And Prospects Because We Have A Limited Operating History And Rapidly Evolving Business

       Our limited operating history and rapidly evolving business make it difficult to evaluate our prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential are unproven, and our business model is constantly and rapidly evolving. In particular, the Internet is constantly changing and we may need to modify our business model to adapt to these changes, including our recent decision to focus a significant amount of resources on off-line businesses such as ARTISTdirect Records, our record label co-venture with our Chairman and Chief Executive Officer Ted Field and our iMusic record label.

Our Business Model Is New And Unproven, And We May Not Be Able To Generate Sufficient Revenue To Operate Our Business Successfully

       Our model for conducting business and generating revenue is new and unproven. Our success will depend primarily on our ability to generate revenue and income from ARTISTdirect Records and our iMusic record label and from multiple sources through the ARTISTdirect Network, including:

•	online sales of music and related merchandise;

•	sales of advertising and sponsorships;

•	marketing our database of consumer information and preferences;

•	sales of, or subscription fees for, digitally distributed music; and

•	sales of music CDs by the ARTISTdirect Records and iMusic record labels.

       It is uncertain whether a music-related Web site that relies on attracting people to learn about, listen to and purchase music and related merchandise can generate sufficient revenue from electronic commerce, advertising, sales of database information and sales of, or fees for, digital downloads of music, to become a viable business. We provide many of our online features without charge, and we may not be able to generate sufficient revenue to pay for these features. In addition, it may take a significant amount of time for us to develop ARTISTdirect Records with Ted Field and our iMusic record label. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable. If our markets develop more slowly than expected or become saturated with competitors, or our products and services do not achieve or sustain market acceptance, we may not be able to successfully operate our business.

We Have A History Of Operating Losses And Anticipate Losses And Negative Cash Flow For The Forseeable Future

       To date, we have not been profitable on an annual or quarterly basis and have incurred accumulated losses of approximately $232 million as of September 30, 2002. For the nine months ended September 30, 2002 and the year ended December 31, 2001, we incurred net losses of approximately $38.4 million and $69.9 million, respectively, which represented approximately 847% and 671%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for at least the near future. We will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will likely be unable to continue our operations.

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

If We Are Not Successful In Generating Revenue From The ARTISTdirect Records Co-Venture With Ted Field, Our Business And Financial Condition May Be Materially Adversely Affected

       In 2001, we decided to invest a significant amount of our resources in offline activities and in May 2001, we entered into an agreement with music and entertainment veteran, Ted Field, to develop and operate our record label co-venture, ARTISTdirect Records, and to hire Mr. Field as our Chairman of the Board and Chief Executive Officer. ARTISTdirect Records is a new enterprise and will face significant challenges in developing and operating its planned business, including but not limited to the following:

•	identifying and entering into recording agreements with artists for the ARTISTdirect Records record label;

•	hiring and retaining personnel for ARTISTdirect Records;

•	producing and promoting new music recordings for artists signed to the ARTISTdirect Records record label;

•	developing a recognized brand name in the music industry;

•	developing distribution channels for ARTISTdirect Records;

•	integrating the ARTISTdirect Records operations with our existing operations; and

•	generating ARTISTdirect Records record label revenue and achieving profitability.

       ARTISTdirect Records has a very limited operating history upon which to assess whether it will be able to meet all of the challenges required to successfully develop and operate its business. Accordingly, there can be no assurance that Mr. Field will be able to successfully operate ARTISTdirect Records. If ARTISTdirect Records is not able to develop a successful business with revenue and profits, we will not receive the anticipated benefits of our investment in ARTISTdirect Records and our business, financial condition and results of operations would be materially and adversely affected.

There May Be A Significant Conflict Of Interest As A Result Of Ted Field’s Separate Ownership Interest In ARTISTdirect Records And His Dual Roles As Chief Executive Officer Of Both ARTISTdirect Records And The Company

       As of September 30, 2002, Mr. Field held options to purchase approximately 12.8% of the currently outstanding voting interests in the Company and also held approximately 41.25% of the outstanding ownership interests in ARTISTdirect Records, the Company’s record label co-venture. By virtue of the difference in his ownership interests, Mr. Field would likely gain a greater personal benefit if opportunities were capitalized on by ARTISTdirect Records rather than by the Company. Accordingly, there are potential conflicts of interest between the Company and Mr. Field. Although our employment agreement with Mr. Field precludes him from voting on behalf of the Company on matters concerning ARTISTdirect Records, Mr. Field will, by virtue of his authority as Chief Executive Officer of both the Company and ARTISTdirect Records, have substantial influence over the execution of any decisions made by the Company’s management and Board of Directors.

       As a result, Mr. Field could, through his day-to-day managerial decisions, take actions that are detrimental to the Company and favorable to ARTISTdirect Records. For instance, Mr. Field could decide to sign a particular artist to the ARTISTdirect Records record label instead of the iMusic record label. In addition, Mr. Field’s concurrent service as the Chief Executive Officer of both the Company and ARTISTdirect Records could allow Mr. Field to devote more time to ARTISTdirect Records than to the Company. Under the terms of the employment agreement with each entity, Mr. Field is required to devote at least 80% of his business time exclusively to the Company and ARTISTdirect Records. However, Mr. Field is allowed to devote all of that business time exclusively to ARTISTdirect Records as long as it does not adversely affect his performance under the terms of his employment agreement with the Company. While the Company does not expect that any of the foregoing events will occur, there can be no assurance that Mr. Field will always act in the best interests of the Company and its stockholders.

We Have Committed A Substantial Amount Of Our Available Cash To The ARTISTdirect Records Co-Venture With Ted Field And, As A Result, The Amount Of Cash That We Will Have Available To Operate Our Other Businesses Has Been Substantially Reduced

       The ARTISTdirect Records co-venture with Mr. Field represents a significant shift in the planned use of our cash resources. As of September 30, 2002, we had provided $24.0 million to ARTISTdirect Records and are obligated to provide an additional $21.0 million through July 2006. Subject to this overall limit, we are obligated to advance as much as $15 million per year to ARTISTdirect Records and could provide funding in excess of $15 million per year with the approval of the Company’s Board of Directors. In August 2002, our Board of Directors approved an agreement (the “Bridge Loan Agreement”) to accelerate up to $10 million of our funding commitment to ARTISTdirect Records.

       As of September 30, 2002, we had unrestricted cash and short-term investments totaling $16.3 million. Pro forma for advances made subsequent to September 30, 2002 and assuming funding of the entire $10 million under the Bridge Loan Agreement, our advances to ARTISTdirect Records would total $30.25 million and our unrestricted cash and short-term investments would be $10.0 million. In addition, we have a commitment to advance to ARTISTdirect Records approximately $2.75 million in 2003 (assuming we advance the full $10 million provided under the Bridge Loan Agreement in 2002, as expected) and approximately $12.0 million in 2004. Our commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should we fail to meet our commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of our interest in ARTISTdirect Records.

       Assuming payment of the $2.75 million advance to ARTISTdirect Records in 2003, we currently anticipate that available cash resources, including short-term investments, may not be sufficient to meet anticipated needs for working capital and capital expenditures for at least twelve months without additional capital. Furthermore, ARTISTdirect Records will require capital in addition to that to be provided by us to continue its operations.

       We are currently pursuing alternatives to raise additional capital in order to continue funding of ARTISTdirect and ARTISTdirect Records. There can be no assurance that additional capital can be obtained by either ARTISTdirect or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and ARTISTdirect, and impair the value of our investment in ARTISTdirect Records. If additional funds are raised through the issuance of equity securities of either ARTISTdirect or ARTISTdirect Records, the percentage ownership of current stockholders in ARTISTdirect and/or ARTISTdirect Records will be reduced.

       See “Liquidity and Capital Resources” on pages 26-28 for more information on our liquidity and capital resources.

Our Equity Interest In ARTISTdirect Records May Be Significantly Diluted If We Are Unable To Meet Our Financing Commitment

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

If We Are Not Successful In Generating and Increasing Revenue From Our iMusic Record Label, Our Business And Financial Condition May Be Materially Adversely Affected

       During 2002, through our wholly-owned subsidiary ARTISTdirect Digital, Inc., we launched a second record label, under the brand-name iMusic. The iMusic record label is a new operation and we will face significant challenges in developing and growing this operation, including but not limited to the following:

•	identifying and entering into recording agreements with artists for the iMusic record label;

•	producing and promoting music recordings for artists signed to the iMusic record label;

•	developing a recognized brand name in the music industry;

•	developing distribution channels for the iMusic record label; and

•	generating iMusic record label revenue and achieving profitability.

       The iMusic record label has a very limited operating history upon which to assess whether it will be able to meet all of the challenges required to successfully operate and generate and increase revenues. If we are not able to generate and increase revenues and profits with the iMusic record label, our business, financial condition and results of operations would be materially and adversely affected.

We May Not Be Able To Secure Additional Financing To Meet Our Future Capital Needs

       If our available cash and cash flows from operations are insufficient to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds to continue our operations, fund the ARTISTdirect Records joint venture, operate the iMusic record label market our sites, develop new or enhanced services and respond to competitive pressures. In light of the decline in our stock price since our initial offering and the recent extreme volatility in the capital markets, we may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of the ARTISTdirect Records or iMusic record labels, successfully market our sites, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

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

       Our failure to achieve one or more of these objectives could impair our ability to increase advertising revenue, which could adversely affect our business. In addition to the above factors, general economic conditions, as well as economic conditions specific to online advertising, electronic commerce and the music industry, could affect our ability to increase our advertising revenue. In particular, the growth of online advertising has declined since 2000, which has had, and in the future may continue to have, a significant adverse effect on our revenue from online advertising. We do not currently expect online advertising to grow significantly in the near future. In the past, we have traditionally relied on a limited number of customers for our advertising revenue. For instance, during the three and nine months ended September 30, 2002, AT&T Wireless accounted for 10% and 18%, respectively, Ticketmaster accounted for 19% and 8%, respectively, Miller accounted for 16% and 7%, respectively, and Kelloggs accounted for 13% and 6%, respectively, of our total media revenue. The loss of any of these customers would have a significant adverse effect on our media revenue.

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

We Depend On A Limited Number Of Suppliers For Music Merchandise, Fulfillment And Distribution and If We Cannot Secure Alternate Suppliers, Our Business May Be Harmed

       We rely to a large extent on timely distribution by third parties. We have historically relied substantially on one vendor, Alliance Entertainment, to fulfill and distribute our orders for music and related merchandise. During the three months ended September 30, 2002 and the year ended December 31, 2001, approximately 75% and 100%, respectively, of our total customer orders were fulfilled by Alliance. In November 2001, we entered into an agreement with another third party, Old Glory Boutique Distributing, Inc., to provide fulfillment services for certain merchandise not being carried and fulfilled with Alliance. We purchase almost all of our compact discs from Alliance and a substantial portion of our music-related merchandise from a limited number of artist licensees or wholesalers including Giant Merchandising, Old Glory and several other vendors. Our contracts with Alliance, Giant and Old Glory expire in August 2003, April 2003 and April 2003, respectively. Our business could be significantly disrupted if Alliance, Old Glory, Giant or other vendors were to terminate, fail to renew or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Old Glory, Giant or other vendors are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms, in a timely manner or at all.

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

Our Record Label Businesses Are Subject To Unpredictable Fluctuations, Which Could Adversely Affect Our Operating Results

       We expect that the ARTISTdirect Records and iMusic record labels will experience significant fluctuations in revenue and income based, in part, on the release schedule for artists signed to the label and the subsequent sales of the released compact discs. It is inherently difficult to predict the sales for any particular compact disc and, therefore, operating results for any given period may be significantly higher or lower than another given period. To the extent that the record labels’ results are significantly lower than expected for any given period, this could adversely affect our overall operating results and would likely cause our stock price to fall.

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

If We Do Not Successfully Manage Our Operations, We May Not Be Able To Operate Our Business Effectively

       Since our inception in August 1996, we have rapidly and significantly expanded and changed our operations. We expect further significant changes, particularly as a result of the ARTISTdirect Records and iMusic record labels and other potential opportunities. This process has strained, and we expect that it will continue to strain, our management, operations, systems and financial resources. In 2001, we reduced our headcount to conserve cash and may further reduce headcount in the future. At the same time, we have expanded staff associated with ARTISTdirect Records. Accordingly, to manage our operations and personnel, we must improve and effectively utilize our existing operational, management, marketing and financial systems and maintain close coordination among our technical, finance, marketing, sales and production staffs. In addition, we may also need to increase the capacity of our software, hardware and telecommunications systems on short notice. We also will need to manage an increasing number of complex relationships with users, strategic partners, advertisers and other third parties, especially in light of certain functions being outsourced. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

The Loss Of Key Personnel, Including Ted Field, Marc Geiger, Or Keith Yokomoto, Could Adversely Affect Our Business Because These Individuals Are Important To Our Continued Growth

       Our future success depends to a significant extent on the continued services of our senior management, particularly Ted Field, Marc Geiger, and Keith Yokomoto. The loss of any of these individuals would likely have an adverse effect on our business. Competition for personnel throughout our industry is intense and we may be unable to retain these key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected. Recently enacted and proposed changes in corporate governance and securities laws and regulations, such as the Sarbanes-Oxley Act of 2002, could make it more difficult for us to attract and retain qualified executive officers or qualified members of our Board of Directors, particularly to serve on our audit committee.

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

       In addition, legislatures and government agencies have adopted and are considering adopting additional laws and regulations governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. For example, the Child Online Protection Act, or COPA, prohibits and imposes criminal penalties and civil liability on anyone communicating material harmful to minors through the Internet for commercial purposes, unless access to such material is blocked to minors under age 17. The U.S. Supreme Court has maintained a preliminary injunction precluding enforcement of COPA, pending the decision on questions of COPA’s constitutionality that the U.S. Supreme Court remanded to the Third U.S. Circuit Court of Appeals. We could be liable if the injunction against COPA is lifted and if content delivered by us or placed on our Web sites violates COPA. Such a result may adversely affect our ability to attract users under age 17 and, consequently, may adversely affect our ability to attract advertisers.

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

ITEM 4. CONTROLS AND PROCEDURES

       Based on their evaluation as of a date within 90 days of the filing date of this Report, ARTISTdirect’s principal executive officer and principal financial officer have concluded that ARTISTdirect’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by ARTISTdirect in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

       There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date that our principal executive officer and principal financial officer carried out their evaluation.

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

       On March 31, 2000, we completed our initial public offering of our Common Stock, $0.01 par value. The managing underwriters in the offering were Morgan Stanley Dean Witter, Bear, Stearns & Co. Inc. and Deutsche Banc Alex Brown. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-87547) that was declared effective by the Securities and Exchange Commission (SEC) on March 27, 2000. The offering commenced on March 28, 2000. All 500,000 (after giving effect to our one-for-ten reverse stock split in July 2001) shares of Common Stock registered under the Registration Statement were sold at a price of $120.00 per share. The aggregate price of the offering amount registered was $60,000,000. In connection with the offering, we paid an aggregate of $4.2 million in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the fees payable to the SEC, National Association of Securities Dealers, Inc. (NASD) and Nasdaq National Market.

SEC Registration Fee	$23,978

NASD Filing Fee	9,125

Nasdaq National Market Listing Fee	117,188

Blue Sky Fees and Expenses	—

Printing and Engraving Expenses	741,000

Legal Fees and Expenses	1,300,000

Accounting Fees and Expenses	750,000

Transfer Agent Fees	20,000

Miscellaneous	403,709

Total Expenses	$3,365,000

       After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $52.4 million. From January 1, 2002 to September 30, 2002, we used such net proceeds for the purposes and in the approximate amounts set forth in the following table:

Advances to ARTISTdirect Records	$18.5	million

EBITDA loss from Operations	8.0

Net Change in Working Capital	1.3

Total Expenditures	$27.8	million

       This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement, but rather clarifies the specific uses of such proceeds for general corporate purposes.

       All of such expenses incurred and net proceeds used were direct or indirect payments to others. None of our expenses or net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of ARTISTdirect or their associates, persons owning 10% or more of any class of equity securities of ARTISTdirect, or an affiliate of ARTISTdirect, except as follows. As part of our ongoing funding commitment to ARTISTdirect Records, part of the net proceeds from the offering have been, and will continue to be, used to fund ARTISTdirect Records, which is jointly owned by the our Chairman of the Board and Chief Executive Officer, Ted Field, through his affiliated company, Radar Records Holdings, LLC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s
1—7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC. (Registrant)

By:	/s/ JAMES B. CARROLL

James B. Carroll Executive Vice President, Chief Financial Officer and Secretary

Dated: November 14, 2002

CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frederick W. Field, Chief Executive Officer of ARTISTdirect, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of ARTISTdirect, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ FREDERICK W. FIELD Frederick W. Field Chief Executive Officer

CERTIFICATIONS OF THE CHIEF FINANCIAL OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James B. Carroll, Chief Financial Officer of ARTISTdirect, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of ARTISTdirect, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JAMES B. CARROLL James B. Carroll Chief Financial Officer

CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ARTISTdirect, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Quarterly Report”), I, Frederick W. Field, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my best knowledge:

       (1)  the Quarterly Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

       (2)  the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 14, 2002

/s/ FREDERICK W. FIELD Frederick W. Field Chief Executive Officer

CERTIFICATIONS OF THE CHIEF FINANCIAL OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ARTISTdirect, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Quarterly Report”), I, James B. Carroll, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my best knowledge:

       (1)  the Quarterly Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

       (2)  the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 14, 2002

/s/ JAMES B. CARROLL James B. Carroll Chief Financial Officer