Form 10-Q/A
period 2002-09-30
ARTISTDIRECT INC
filed 2002-12-23
CIK 1095079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1 to Form 10-Q)

(Mark One)

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

PORTIONS AMENDED/EXPLANATORY NOTE

     ARTISTdirect, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 was originally filed with the Securities and Exchange Commission on November 14, 2002. ARTISTdirect is filing this Amendment No. 1 on Form 10-Q/A solely to add Exhibit 10.40. Except as set forth in Exhibit 10.40 filed with this Amendment No. 1 on Form 10-Q/A, no other changes or amendments are made to ARTISTdirect’s original Quarterly Report on Form 10-Q. This Amendment No. 1 on Form 10-Q/A speaks only as of the date the Quarterly Report on Form 10-Q was originally filed and, except as noted above, ARTISTdirect has not undertaken herein to amend, supplement or update any information contained in the original Quarterly Report on Form 10-Q to give effect to subsequent events.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.40	Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Keith Yokomoto to amend the Employment Agreement dated July 1, 2001 between ARTISTdirect, Inc. and Mr. Yokomoto.

     (b)  Reports on Form 8-K

     None.

1

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC. (Registrant)

By:	/s/ JAMES B. CARROLL

James B. Carroll Executive Vice President, Chief Financial Officer and Secretary

Dated: December 23, 2002

2

EXHIBIT INDEX

Exhibit

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.40	Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Keith Yokomoto to amend the Employment Agreement dated July 1, 2001 between ARTISTdirect, Inc. and Mr. Yokomoto.

3