Form 10-K
period 2002-12-31
ARTISTDIRECT INC
filed 2003-03-31
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]  No  [   ]

     Indicate by check mark whether the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  [   ]  No  [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: approximately $24 million as of June 28, 2002.

     As of March 17, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $5.0 million, based on the closing price per share of $2.01 for the Registrant’s common stock as reported on the Nasdaq National Market on such date multiplied by approximately 2.5 million shares of the Registrant’s common stock which were outstanding on such date.

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of March 17, 2003, there were 3,461,742 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Items 10 through 13 of Part III of this Form 10-K is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2002.

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

PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are a music entertainment company that combines an online music network and two record labels to provide an integrated offering for music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of Web sites offering multi-media content, music news and information, community around shared music interests, music-related commerce and digital music services. Through our co-venture record label, ARTISTdirect Records, we develop new musical artists and produce and distribute their recordings as an independent label utilizing traditional channels of distribution. Through our iMusic record label we sign established artists with an existing fan base and release their recordings through traditional channels and emerging Internet distribution channels.

     The ARTISTdirect Network features our music search engine and database containing information on more than 100,000 artists, retail e-commerce offering a wide selection of artist merchandise and music, our proprietary music guide that enables users to browse music by artist, genre or time period, a music-oriented online community and the ability for users to download and listen to music and view music videos.

•	The Ultimate Band List (“UBL”) — a comprehensive online music search engine and resource for music information. The UBL provides information on more than 100,000 artists across numerous musical genres, featuring news, concert information, artist biographies, album reviews, contests, promotions, music samples and downloads. The UBL also offers links to numerous other Web sites in the online music community;

•	Community — a music-oriented online community providing message boards relating to specific artists and general music topics. The Community area allows fans to communicate with others around the world to share interests and commentary about their favorite music and artists;

•	The ARTISTdirect Shopping area — a retail site offering a wide selection of music titles and artist and lifestyle merchandise;

•	Downloads — a feature that enables users to download and listen to music from a variety of artists. In addition, users can view a variety of current music videos featuring popular and emerging artists.

•	Music Guide — a feature that allows users to navigate a large catalog of music by artist, genre or time period (e.g. 60’s Rock), facilitating both quick access to music known to the user and the discovery of music that may be new to the user. The music guide is designed to function with either short music clips or with full song files at such time as we are able to enter into music licensing agreements on terms acceptable to us;

     During 2001, we formed a new record label company, ARTISTdirect Records, LLC, as a co-venture between our wholly owned subsidiary, ARTISTdirect Recordings, Inc., and Radar Records Holdings, LLC, an entity wholly owned by our Chief Executive Officer, Frederick W. (Ted) Field. Mr. Field also serves as the Chief Executive Officer of ARTISTdirect Records. ARTISTdirect Records develops new musical artists, and produces and distributes their recordings as an independent label utilizing traditional channels of distribution. ARTISTdirect Records generates revenue primarily from the sale of compact discs by artists signed to the label. The objective of ARTISTdirect Records is to develop proprietary content that we can exploit to create value for our shareholders.

     During 2002, our wholly owned subsidiary ARTISTdirect Digital, Inc. began operating a record label under the brand name iMusic. iMusic focuses on the signing of established artists with a proven sales base and an ability to generally make records less expensively than developing artists. We utilize both traditional channels of distribution and emerging Internet distribution channels, and we generally spend substantially less on marketing and promotion of these releases than would be spent to develop an audience for new artists.

     In December 2001, we decided to exit the music talent agency business because we believed that our prospects for increasing the value of this business were limited and that there were potential conflicts of interests with our new co-venture record label. As a result, we have classified this segment of our business as a discontinued operation in our consolidated statement of operations for all periods presented. We wound up operations of the agency business in 2002.

INDUSTRY BACKGROUND

     THE MUSIC INDUSTRY

     Music is one of the most popular forms of entertainment worldwide and a multi-billion dollar consumer industry. In addition, the music industry generates substantial revenue from advertising, sponsorship, promotions and merchandise related to music events and individual artists. The music industry identifies artists and develops, promotes and distributes their content. The high cost associated with development, promotion and distribution has led artists to rely on third parties such as record labels, merchandisers and talent agents to represent their interests. The experience of the typical music consumer has been fragmented and inefficient. Music consumers have had to search a variety of media to find music news and information and have had to purchase compact discs, tickets and merchandise through different retail channels. Until recently, consumers were unable to legitimately purchase digital music online, and recently introduced services provide restricted access to limited catalogs of music. Goods, such as apparel and other artist merchandise, have been difficult to find and frequently available only at concerts or selected retail outlets. For music fans, opportunities to interact with their favorite artists and fellow enthusiasts have been limited.

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

     RECORD LABEL OPPORTUNITY

     Consolidation of the music industry has resulted in significant concentration of music sales among five major music companies: BMG, EMI, Sony Music (a division of Sony Corporation), Universal Music Group (a division of Vivendi Universal), and Warner Music Group (a division of AOL Time Warner). While these companies have extensive resources to develop, market and distribute an artist’s music, some artists prefer to provide their services to smaller labels where they may represent a more significant portion of the label’s business and, therefore, be afforded more attention and focused resources. We also believe that artists are attracted to a label that has significant, integrated online resources to directly assist the artist in exploiting opportunities to reach consumers outside the traditional channels of retail distribution.

OUR SOLUTION

     BENEFITS TO ARTISTS

     By operating both an online music network and two independent record labels, we are able to work with artists to develop, produce and distribute their music and provide them with a platform to develop their presence on the Web. Our benefits to artists include:

     Full-Service Record Label. We are able to develop, produce and distribute an artist’s recorded music through our labels, ARTISTdirect Records and iMusic. By focusing our resources on artists and repertoire (A&R), marketing and promotion, we are able to assist an artist in the critical elements of finding and developing an audience for their music. By distributing our releases through BMG, we provide broad reach to retail distribution channels both domestically and globally.

     Online Media Network. We are able to offer artists access to an online media platform to create, present, promote and distribute their content. Features include auto-publishing tools, content management, and capabilities for advertising and direct marketing and electronic commerce. With continuing advances in broadband technology and standards for digital music distribution, we believe our Online Network could become a significant platform for the full range of artists’ content, commerce, digital distribution and community activities on the Internet.

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

     New Revenue Opportunities. We provide artists with an opportunity through our online network to sell directly to consumers their merchandise that was previously generally available only at concert venues or selected retail locations. We also are able to assist artists in the development of a database of their fans that can be used for direct marketing opportunities.

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

     BENEFITS TO CONSUMERS

     Our ARTISTdirect Network offers an extensive destination for the music consumer. Our benefits to consumers include:

     Comprehensive Music Resource. The ARTISTdirect Network includes comprehensive resources for searching, discovering and enjoying music content. These resources include a search engine and database of more than 100,000 artists covering a wide variety of musical genres, organized links to other Internet music resources, news, concert information, artist biographies, album reviews, contests and promotions, music samples and downloads. Our music guide is designed to provide access to a complete catalog of music that can be searched by artist, genre or time period.

     Rich Community Features. Our community area features message boards relating to both specific artists and more general music topics. Our site enables fans around the world to share interests and commentary about their favorite music and artists and facilitates their discovery of new music.

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

     Build Our Record Label. We believe that there is a significant opportunity to establish ARTISTdirect Records as an important independent record label. We intend to sign quality artists capable of delivering commercially successful new music releases in the near term. We also intend to effectively market and promote our releases to create consumer demand and to achieve broad retail distribution in both domestic and international markets through our agreement with BMG Entertainment, one of the five major music companies.

     Build Brand Awareness. We intend to continue to try to establish ARTISTdirect as a leading brand for music entertainment using primarily online marketing channels to reach consumers and promote the ARTISTdirect brand name. We believe that the establishment of ARTISTdirect Records will provide a significant new platform for branding as we begin to issue new releases under the ARTISTdirect Records name.

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

ARTISTdirect BUSINESS SEGMENTS

     ARTISTdirect NETWORK. The ARTISTdirect Network is comprised of our Media and E-commerce operations. Our Media operations include our content-oriented web sites and our entertainment marketing initiatives. Revenue from Media operations is generated from the sale of online advertising and integrated marketing solutions. E-commerce operations include our ARTISTdirect Shopping area, offering a comprehensive selection of music CDs and broad range of artist and lifestyle merchandise. Revenue from E-commerce operations is generated primarily from the sale of music CDs and artist and lifestyle merchandise.

     iMusic Record Label. In 2002, our wholly owned subsidiary ARTISTdirect Digital, Inc. began operating a record label under the iMusic brand name. The iMusic record label focuses on the signing of established artists with a proven sales base and an ability to generally make records less expensively than developing artists. We utilize both traditional channels of distribution and emerging Internet distribution channels and generally spend substantially less on marketing and promotion of these releases than on those of new artists. We believe that iMusic can establish a new business model for the record industry and provides a complement to ARTISTdirect Records whose focus is on the development of new artists with a significant sales potential. As of December 31, 2002, iMusic had signed distribution agreements with 21 artists and had released 7 albums.

     ARTISTdirect Records. In 2001, we formed a new record label company, ARTISTdirect Records, LLC, as a co-venture between our wholly owned subsidiary, ARTISTdirect Recordings, Inc., and Radar Records Holdings, LLC, an entity wholly owned by our Chief Executive Officer, Mr. Field. Mr. Field serves as the Chief Executive Officer of ARTISTdirect Records. ARTISTdirect Records develops new musical artists, and produces and distributes their recordings as an independent label utilizing traditional distribution channels.

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North America distribution agreement and worldwide license agreement with BMG, the global music division of Bertelsmann AG. Under the terms of the agreement, BMG Distribution distributes the label’s releases in North America, and BMG licenses ARTISTdirect Records repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from the Company. As part of this transaction, BMG agreed to assume $5.0 million of the Company’s $50 million funding commitment to ARTISTdirect Records.

     As of December 31, 2002, ARTISTdirect Records had signed recording agreements with 17 artists and had 48 full-time employees.

INFRASTRUCTURE AND OPERATIONS

     TECHNOLOGY

     Our infrastructure is designed to be integrated, scalable, reliable and secure. The software that we use supports the acquisition, management and publication of content on our Web sites. During 2002, the management of our Web sites and servers for content, applications, database and electronic commerce was taken over internally from CNP, Inc., a third party vendor that ceased operations. Our servers are maintained at IX2 Networks, LLC, a co-location facility in Los Angeles, California. Our operations depend on our and IX2’s ability to protect our systems against fire, power loss, telecommunications failure, break-ins and other events. All Web sites, servers, and systems are monitored and periodic backups are stored at a remote location

     Our current e-commerce system is based on SAP software with certain enhancements provided to us by Pandesic, LLC, a joint venture between Intel and SAP that wound up operations in January 2001. Upon Pandesic’s cessation of operations, we received the source code and executables for the e-commerce system that had been provided previously by Pandesic, implemented SAP’s software in house under a two-year license from SAP. In December 2002, our two-year license expired and we entered into a perpetual license agreement with SAP.

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

Alliance Entertainment. In August 1998, we entered into a five-year agreement with Alliance Entertainment Corp. to be our primary supplier of music and music-related information for our ARTISTdirect Superstore. Alliance owns the All Music Guide, a comprehensive source of artist and album information that is supplied to our users primarily through its integration into the UBL. Alliance fulfills compact discs ordered by our customers and we pay Alliance the wholesale cost plus a fulfillment fee. In addition, Alliance provides warehouse space and fulfillment services pursuant to an oral agreement that Alliance may terminate at any time for a majority of the music-related merchandise that we offer which allows the consolidated shipping of customer orders for both music and merchandise. We have integrated our order processing system with Alliance’s information systems to assist in fulfillment tracking, inventory management and customer service. We purchase almost all of the music titles available for sale on our Web sites from inventory held by Alliance.

Benn Co. (formerly Old Glory). In November 2001, we entered into a six-month agreement with Old Glory Boutique Distributing Inc. (“Old Glory”) to be a wholesale supplier of music-related merchandise and provide fulfillment services for the products for which it sells to us. The agreement was renewed for a one-year period in May 2002 and shall automatically renew for an additional year in May 2003 unless either party gives notice of its intent not to renew no less than 90 days before the end of the annual term. In December 2002, this agreement was assigned from Old Glory to Benn Co., LLC.

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

SALES AND MARKETING

     ADVERTISING SALES

     We sell entertainment marketing solutions, including advertising and sponsorships, to advertisers seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network or attending a live event that we organize. Components of an entertainment marketing solution may include, among other things, title sponsorship of an event or concert tour, promotion in marketing materials for an event or tour, signage and presence at live events, contests to promote consumer registration for sponsor services, and banner ads or content sponsorship on the ARTISTdirect Network. In addition, advertisers may choose single elements such as targeted or run-of-network banners or sponsorship of fixed placement on our Web sites. Pricing is negotiated based upon the size of the target audience, the duration and intensity of the campaign, the number of elements involved, and payments to third parties, such as artists, to secure their services. For the years ended December 31, 2002 and 2001, advertising represented 15% and 28%, respectively, of our revenue. AT&T Wireless accounted for 14% and 20% of our advertising revenues for the year ended December 31, 2002 and 2001, respectively. During the same periods, Universal Music Group accounted for 0% and 17% of our advertising revenue.

     MARKETING AND PROMOTION

     We use a number of methods to create awareness of the ARTISTdirect Network and drive traffic to our Web sites. We have focused much of our marketing activity on e-mail direct marketing to communicate with registered users of specific artists and the ARTISTdirect Network. Campaigns have included direct notification of special merchandise offers, contests, promotions, music downloads and non-scheduled live performances. In addition, we participate in live music and other industry events that provide prominent visibility for ARTISTdirect and maintain a public relations program to facilitate communication with music industry and consumer-oriented press.

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

     We believe that we are able to compete primarily on the bases of:

•	our integrated offering of both online and offline assets, including the ARTISTdirect Network, iMusic record label and ARTISTdirect Records;

•	the breadth and quality of our search, database and the community features of our site;

•	the variety, availability and price of music-related merchandise on our sites;

•	the ease of use and consumer acceptance of the ARTISTdirect Network; and

•	the ability to effectively promote our brands.

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

     CONTENT REGULATION

     Federal, state and foreign governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. For example, the Child Online Protection Act, or COPA, prohibits and imposes criminal penalties and civil liability on anyone communicating material harmful to minors through the Internet for commercial purposes, unless access to such material is blocked to minors under age 17. The Third U.S. Circuit Court of Appeals has upheld a preliminary injunction precluding enforcement of COPA. In November 2001, the U.S. Supreme Court heard an appeal but no decision has been issued yet. We could be liable if the injunction against COPA is lifted and if content delivered by us or placed on our Web sites violates COPA. On March 6, 2003, the Third U.S. Circuit Court of Appeals issued a ruling that COPA restricts free speech because it is not narrowly focused is enough to only target pornography, and is therefore unconstitutional. The Department of Justice could appeal this ruling to the U.S. Supreme Court.

     PRIVACY LAW

     The state of privacy law is unsettled, and rapidly changing. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues. In late 1998, the Children’s Online Privacy Protection Act, or COPPA, was enacted, mandating that measures be taken to safeguard minors under the age of 13. The FTC promulgated regulations implementing COPPA on October 21, 1999, which became effective on April 21, 2000. The principal COPPA requirement is that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology. The FTC final regulations create a “sliding scale” of permissible methods for obtaining such consent. Consent for internal use of the individually identifiable information of children under the age of 13 can be obtained through e-mail plus an additional safeguard, such as confirming consent with a delayed e-mail, telephone call, or letter. Obtaining verifiable consent from a child’s parent to share that child’s information with a third party or enable the child to publicly distribute the information by, for example, allowing unrestricted access to a chat room or message board is significantly more burdensome. While the temporary “sliding scale implementation was due to expire on April 21, 2002, on October 31, 2001, the FTC extended the implementation period through April 21, 2005.

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

     LAWS GOVERNING SENDING OF UNSOLICITED COMMERCIAL E-MAIL

     We typically provide our customers and other visitors to our Web sites with an opportunity to “opt-in,” or agree to receive e-mailings from us. While there is no federal regulation yet, California and a number of other states regulate the sending of e-mails for commercial purposes to third parties where there is no preexisting business relationship. Further, several states give Internet service providers (“ISPs”) a private right of action against those who send large e-mailings across their servers in contravention of the ISP’s posted policy. There is no guarantee that we will always be fully compliant in all of our communications at all times. Our failure to comply with applicable state laws regarding these types of e-mails could result in significant fines, actual or statutory damages, and injunctive actions.

CONFORMANCE TO E-COMMERCE STATUTORY REQUIREMENTS FOR FORMATION OF CONTRACTS

     We conduct e-commerce on our Web sites, and through affiliated Web sites. The applicable law on online formation of contracts has been unsettled and is evolving. On June 30, 2000, the federal government enacted the “E-Sign” statute, which in limited cases permits online formation of contracts. Similarly, on January 1, 2000, California adopted a standard version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts. We attempt to comply with these laws, but there is no guarantee that we will be successful. Judicial interpretation of their application could result in customer contracts being set aside or modified. In that case, our e-commerce revenue could be materially adversely affected.

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

     DEFAMATION OR CONTRIBUTORY INFRINGEMENT

     Our Web site features a community area where visitors can post comments We do not censor such comments and it is possible that a customer could use our Web sites as a forum to make false, misleading or disparaging remarks about others. Such on-line comments could lead to claims for defamation or infringement. As to libel claims brought in the United States, we believe that we qualify for safe harbor protection for third-party postings under 47 U.S.C. sec. 230(c)(1). However, other countries, notably the United Kingdom, may impose such liability, and it is possible we could be sued there for third-party postings. Separately, our Web sites allow consumers to use our personal Web publishing tools to post samples of their works. Such postings could be misused to post unlicensed copyrighted content of others. We have obtained limited safe-harbor protection under the recently enacted Digital Millennium Copyright Act against liability for infringing material of which we do not have control and knowledge.

EMPLOYEES

     As of December 31, 2002, we had 38 full-time employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

We Face Substantial Doubt About Our Ability to Continue as a Going Concern Without Further Substantial Cost Reductions and/or Additional Financing

     The report from our Independent Auditors includes an explanatory paragraph that describes substantial doubt concerning our ability to continue as a going concern given our current available cash resources. In order to address this concern, we are implementing substantial cost reductions and exploring the disposition of one or more business units such that we may be able to operate as a going concern. However, there can be no assurance that these efforts will be sufficient to enable us to operate as a going concern on a sustained basis. In addition, we are pursuing alternatives to raise additional capital both at ARTISTdirect and ARTISTdirect Records in order to continue the operations of both entities. We do not have any formal commitments at this time and there can be no assurance that additional capital can be obtained either by ARTISTdirect or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. If additional funds are raised through the issuance of equity securities of either ARTISTdirect or ARTISTdirect Records, the percentage ownership of current stockholders in ARTISTdirect and/or ARTISTdirect Records will be reduced. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends, and any debt issued by ARTISTdirect Records may be senior to the obligations of ARTISTdirect Records to ARTISTdirect. Failure to raise additional capital could seriously harm or result in the cessation of the business of ARTISTdirect Records and ARTISTdirect, and impair the value of our investment in ARTISTdirect Records. Cessation of the business of ARTISTdirect Records or ARTISTdirect could result in bankruptcy or liquidation, in either case potentially resulting in a total loss for stockholders of ARTISTdirect.

It Is Difficult To Evaluate Our Business And Prospects Because We Have A Limited Operating History And Rapidly Evolving Business

     Our limited operating history and rapidly evolving business make it difficult to evaluate our prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential are unproven, and our business model is constantly and rapidly evolving. In particular, the Internet is constantly changing and we may need to modify our business model to adapt to these changes. In addition, our decision to focus a substantial portion of both our human and capital resources on our record label businesses, ARTISTdirect Records and iMusic, represents entry into a business new to us that entails significant uncertainty.

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

We Have A History Of Operating Losses And Anticipate Losses And Negative Cash Flow For The Foreseeable Future

     To date, we have not been profitable on an annual or quarterly basis and have incurred accumulated losses of approximately $242.0 million as of December 31, 2002. For the years ended December 31, 2002 and 2001, we incurred net losses of approximately $48.2 million and $69.9 million, respectively, which represented approximately 771% and 671%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for at least the near future. We will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will likely be unable to continue our operations.

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

Global Sales of Recorded Music Have Recently Declined and This Trend May Continue in the Future

     Based on data compiled by the International Federation of the Phonographic Industry (IFPI), global sales of recorded music declined 1.3% in value and 1.2% in units from 1999 to 2000, declined 5.0% in value and 6.5% in units from 2000 to 2001, and declined 9.2% in value and 11.2% in units in the first half of 2002 compared with the first half of 2001. The IFPI attributes this decline, in part, to widespread copying and illegal Internet downloading of music. This trend of declining sales of recorded music may continue in the future and could have a detrimental impact on revenue at our iMusic and ARTISTdirect Records labels.

If We Are Not Successful In Generating Revenue From The ARTISTdirect Records Co-Venture With Ted Field, Our Business And Financial Condition May Be Materially Adversely Affected

     In 2001, we decided to invest a significant amount of our resources in offline activities and in May 2001, we entered into an agreement with music and entertainment veteran, Ted Field, to develop and operate our record label co-venture, ARTISTdirect Records, and to hire Mr. Field as our Chairman of the Board and Chief Executive Officer. ARTISTdirect Records is a relatively new enterprise and faces significant challenges in developing and operating its planned business, including but not limited to the following:

•	identifying and entering into recording agreements with artists for ARTISTdirect Records;

•	hiring and retaining personnel for ARTISTdirect Records;

•	producing and promoting new music recordings for artists signed to ARTISTdirect Records ;

•	developing a recognized brand name in the music industry;

•	developing distribution channels for ARTISTdirect Records;

•	integrating the ARTISTdirect Records operations with our existing operations;

•	obtaining the capital necessary to sustain the ARTISTdirect Records operations; and

•	generating ARTISTdirect Records revenue and achieving profitability.

     ARTISTdirect Records has a very limited operating history upon which to assess whether it will be able to meet all of the challenges required to successfully develop and operate its business. Accordingly, there can be no assurance that Mr. Field will be able to successfully operate ARTISTdirect Records. ARTISTdirect Records may be forced to curtail or cease operations if it is not able to obtain the capital necessary to sustain its operations, in which events the value of our investment in ARTISTdirect Records may be seriously impaired. If ARTISTdirect Records is not able to develop a successful business with revenue and profits, we will not receive the anticipated benefits of our investment in ARTISTdirect Records and our business, financial condition and results of operations would be materially and adversely affected.

There May Be A Significant Conflict Of Interest As A Result Of Ted Field’s Separate Ownership Interest In ARTISTdirect Records And His Dual Roles As Chief Executive Officer Of Both ARTISTdirect Records And The Company

     As of December 31, 2002, Mr. Field held options to purchase approximately 12.8% of the currently outstanding voting interests in the Company and also held 30% of the outstanding ownership interests in ARTISTdirect Records, the Company’s record label co-venture. By virtue of the difference in his ownership interests, Mr. Field would likely gain a greater personal benefit if opportunities were realized by ARTISTdirect Records rather than by the Company. Accordingly, there are potential conflicts of interest between the Company and Mr. Field. Although our employment agreement with Mr. Field precludes him from voting on behalf of the Company on matters concerning ARTISTdirect Records, Mr. Field will, by virtue of his authority as Chief Executive Officer of both the Company and ARTISTdirect Records, have substantial influence over the execution of any decisions made by the Company’s management and Board of Directors.

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

     The ARTISTdirect Records co-venture with Mr. Field represented a significant shift in the planned use of our cash resources. As of December 31, 2002, we had provided $30.25 million to ARTISTdirect Records, are obligated to provide an additional $2.75 million in 2003 and an additional $12.0 million from 2004 through July 2006. As of December 31, 2002, we had unrestricted cash and short-term investments totaling $8.0 million. Our commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should we fail to meet our commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of our interest in ARTISTdirect Records.

     Assuming payment of the $2.75 million advance to ARTISTdirect Records in 2003, we currently anticipate that available cash resources, including short-term investments, may not be sufficient to meet anticipated needs for working capital and capital expenditures for at least twelve months without additional capital. Furthermore, to continue its operations ARTISTdirect Records will require additional capital in 2003 beyond that to be provided by us.

     We are currently pursuing alternatives to raise additional capital in order to continue the operations of ARTISTdirect and ARTISTdirect Records. There can be no assurance that additional capital can be obtained by either ARTISTdirect or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. If additional funds are raised through the issuance of equity securities of either ARTISTdirect or ARTISTdirect Records, the percentage ownership of current stockholders in ARTISTdirect and/or ARTISTdirect Records will be reduced. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends, and any debt issued by ARTISTdirect Records may be senior to the obligations of ARTISTdirect Records to ARTISTdirect. Failure to raise additional capital could seriously harm or result in the cessation of the business of ARTISTdirect Records and ARTISTdirect, and impair the value of our investment in ARTISTdirect Records. Cessation of the business of ARTISTdirect Records or ARTISTdirect could result in bankruptcy or liquidation, in either case potentially resulting in a total loss for stockholders of ARTISTdirect.

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

     During 2002, through our wholly owned subsidiary ARTISTdirect Digital, Inc., we launched a second record label, under the brand-name iMusic. The iMusic record label is a new operation and we will face significant challenges in developing and growing this operation, including but not limited to the following:

•	identifying and entering into recording agreements with artists for the iMusic record label;

•	producing and promoting music recordings for artists signed to the iMusic record label;

•	developing a recognized brand name in the music industry;

•	developing distribution channels for the iMusic record label; and

•	generating iMusic record label revenue and achieving profitability.

     The iMusic record label has a very limited operating history upon which to assess whether it will be able to meet all of the challenges required to successfully operate and generate and increase revenues. If we are not able to generate and increase revenue and profits from the iMusic record label, our business, financial condition and results of operations would be materially and adversely affected. Furthermore, we may be forced to curtail or cease the operations of iMusic, or seek to divest iMusic, if we are unable to obtain financing for the operations of ARTISTdirect, in which event we may be unable to recover the value of our investment to date.

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

     Our failure to achieve one or more of these objectives could impair our ability to increase advertising revenue, which could adversely affect our business. In addition to the above factors, general economic conditions, as well as economic conditions specific to online advertising, electronic commerce and the music industry, could affect our ability to increase our advertising revenue. In particular, the growth of online advertising has declined since 2000, which has had, and in the future may continue to have, a significant adverse effect on our revenue from online advertising. We do not currently expect online advertising to grow significantly in the near future. In the past, we have traditionally relied on a limited number of customers for our advertising revenue. For instance, during the year ended December 31, 2002, AT&T Wireless accounted for 14% and Miller Brewing accounted for 12% respectively, of our total media revenue. The loss of these customers could have a significant adverse effect on our media revenue.

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

If We Do Not Build And Maintain Strong Brands, We May Not Be Able To Attract A Significant Number Of Users To Our Web Sites

     To attract users we must develop a brand identity for ARTISTdirect and increase public awareness of the ARTISTdirect Network; however to conserve cash, we have significantly decreased the amounts we have spent and plan to spend on our offline and online advertising and promotional efforts to increase brand awareness, traffic and revenue. Accordingly, our marketing activities may not result in increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brands. Moreover, despite these efforts we may be unable to increase public awareness of our brands, which would have an adverse effect on our results of operations.

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

     We rely to a large extent on timely distribution by third parties. During 2002, we relied on two vendors, Alliance Entertainment, and Benn Co. (formerly Old Glory Boutique Distributing, Inc.) to fulfill and distribute our orders for music and related merchandise. During the year ended December 31, 2002, approximately 85% and 15%, respectively, of our total customer orders were fulfilled by Alliance and Benn Co., respectively. We purchase a significant portion of our artist-licensed merchandise from Benn Co. and most all of our compact discs from Alliance Our contracts with Alliance and Benn Co. expire in August 2003 and April 2003, respectively. Our business could be significantly disrupted if Alliance or Benn Co. were to terminate, fail to renew or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Benn Co. or other vendors are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms, in a timely manner or at all.

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

We May Be Subject To System Disruptions, Which Could Reduce Our Revenue

     Our ability to attract and retain artists, users, advertisers and merchants for our online network depends on the performance, reliability and availability of our Web sites and network infrastructure. Our own staff performs the maintenance and operation of substantially all of our Internet communications hardware and servers. We have periodic maintenance windows, and we experience outages from time to time caused by temporary problems in our own systems or software. While we have implemented procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time. Our users also depend on third party Internet service providers and Web site operators for access to our Web sites. These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures in the future which are unrelated to our systems, but which could nonetheless adversely affect our business.

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

If We Do Not Successfully Manage Our Operations, We May Not Be Able To Operate Our Business Effectively

     Since our inception in August 1996, we have rapidly and significantly expanded and changed our operations. We expect further significant changes, particularly as a result of the ARTISTdirect Records and iMusic record labels and other potential opportunities. This process has strained, and we expect that it will continue to strain, our management, operations, systems and financial resources. In 2001 and 2002, we reduced our headcount to conserve cash and expect to further reduce headcount in the future. At the same time, we have expanded staff associated with ARTISTdirect Records. Accordingly, to manage our operations and personnel, we must improve and effectively utilize our existing operational, management, marketing and financial systems and maintain close coordination among our technical, finance, marketing, sales and production staffs. In addition, we may also need to increase the capacity of our software, hardware and telecommunications systems on short notice. We also will need to manage an increasing number of complex relationships with users, strategic partners, advertisers and other third parties, especially in light of certain functions being outsourced. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

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

ITEM 2.  PROPERTIES

     Our principal corporate offices are located in Los Angeles, California where we lease approximately 64,000 square feet under a lease that expires in 2010. We have sub-leased approximately 30,000 square feet of our space to a third party under a sub-lease agreement that is subject to a termination option anytime after April 30, 2004. We expect that our current space will accommodate our needs for the foreseeable future

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     ARTISTdirect’s common stock is listed for quotation on the Nasdaq National Market under the symbol “ARTD.” The following table sets forth, for the two most recent fiscal years, the high and low closing sale prices for our common stock as reported by Nasdaq:

2001
First Quarter	$10.00	$4.06
Second Quarter	7.80	3.30
Third Quarter	7.00	4.90
Fourth Quarter	14.87	5.50
2002
First Quarter	$14.30	$9.60
Second Quarter	11.94	7.60
Third Quarter	9.99	4.31
Fourth Quarter	5.37	2.15

(1)	All numbers are adjusted to reflect a one-for-ten reverse stock split in July 2001.

     On March 17, 2003, the closing sale price for our common stock as reported by Nasdaq was $2.01 per share.

HOLDERS

     As of March 17, 2003, there were 269 holders of record of our common stock.

DIVIDENDS

     We have never paid any cash dividends on our common stock and we have no current plans to do so.

SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data with respect to ARTISTdirect’s consolidated statements of operations for the years ended and consolidated balance sheets as of December 31, 1998, 1999, 2000, 2001 and 2002, are derived from the audited Consolidated Financial Statements of the company. The following information should be read in conjunction with the Consolidated Financial Statements of the company and the related notes thereto and

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

TABLE OF SELECTED FINANCIAL DATA

	Fiscal Year Ended December 31,

	1998	1999		2000	2001	2002

	(in thousands, except per share data)
Net Sales or Operating Revenues(1)	$2,665	$8,970		$18,730	$10,421	$6,250
Loss from continuing operations	(5,689)	(57,826)		(61,499)	(69,927)	(48,339)
Loss from continuing operations per common share	—	(17.16	)(2)	(27.52)	(19.50)	(13.96)
Total Assets	3,412	97,830		117,762	59,873	15,925
Long-term obligations and redeemable preferred stock (including long term debt, capital leases, and redeemable preferred stock as defined in Rule 5-02.28 of Reg S-X)	$5,135	$112,390		$12,308	$903	$1,117

(1)	Net sales exclude revenues from the Agency business, which is being classified as a discontinued operation for all periods presented. This segment was discontinued in December 2001.

(2)	The loss from continuing operations per common share is for the period from October 1, 1999 through December 31, 1999. The Company was merged into a C corporation on October 6, 1999. Consequently, there is no loss per share before that date, as the Company was an LLC.

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

OVERVIEW

     We are a music entertainment company that combines an online music network and two record labels to provide an integrated offering for music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of Web sites offering multi-media content, music news and information, community around shared music interests, music- related commerce and digital music services. We previously operated a record label, Kneeling Elephant Records, which ceased operations in June 2000. In May 2001, we entered into an agreement with veteran entertainment executive Ted Field to become our Chairman and Chief Executive Officer and form a new record label in partnership with us. On June 29, 2001, our stockholders approved the employment of Mr. Field and the formation of the record label, ARTISTdirect Records, LLC, as a 50/50 co-venture between ARTISTdirect and Mr. Field where we agreed to provide a significant financial commitment. Through our co-venture record label, we develop new musical artists and produce and distribute their recordings as an independent label utilizing traditional distribution channels. In addition to the formation of the record label and our financial commitment, we entered into a five-year employment agreement with Mr. Field and he joined our Board of Directors. Mr. Field also serves as the Chief Executive Officer of the record label.

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North America distribution agreement and worldwide license agreement with BMG, the global music division of Bertelsmann AG. Under the terms of the agreement, BMG Distribution distributes the label’s releases in North America, and BMG licenses ARTISTdirect Records repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from the Company. As part of this transaction, BMG agreed to assume $5.0 million of the Company’s funding commitment to ARTISTdirect Records. The Company recorded 100% of the losses attributable to ARTISTdirect Records from inception to April 30, 2002. From May 1, 2002, the Company has recorded only its proportionate share, on the basis of relative funding commitments, of any future losses of ARTISTdirect Records.

     During 2002, the Company advanced to ARTISTdirect Records $25.0 million under its funding commitment and has advanced a total of $30.25 million as of December 31, 2002. As part of an agreement to accelerate additional funding of $10 million in 2002, the Company’s ownership interest in ARTISTdirect Records increased from 45% to 65% and the ownership interest of Ted Field decreased from 50% to 30%.

     In 2002, our wholly owned subsidiary ARTISTdirect Digital, Inc. began operating a record label under the brand name iMusic. iMusic focuses on the signing of established artists with a proven sales base and an ability to generally make records less expensively than developing artists. We utilize both traditional channels of distribution and emerging Internet distribution channels and generally spend substantially less on marketing and promotion of these releases than on those of new artists.

     Based upon our available cash resources and our anticipated requirements for working capital to continue our online operations, pursue our plan for the iMusic record label and meet our funding commitment to ARTISTdirect Records, we face substantial doubt about our ability to continue as a going concern. In order to address this concern, we intend to implement substantial cost reductions and have also been pursuing alternatives to raise additional capital both at ARTISTdirect and ARTISTdirect Records in order to continue the operations of both entities. See Liquidity and Capital Resources section for more detail.

     In December 2001, we decided to exit the talent agency business because we believed that our prospects for increasing the value of this business were limited and that there were potential conflicts of interests with our new co-venture record label. As a result, we have recorded the net results of this business segment as a discontinued operation in the consolidated statement of operations for all years presented. We completed the wind down of the agency business during 2002.

     The Company has significantly reduced its operating costs over the past two years including a reduction in staffing. We expect this to help us reduce our net loss going forward and conserve our cash resources given prevailing market conditions. We have incurred cumulative net losses of $242.0 million from inception to December 31, 2002, of which approximately $74.3 million represented stock-based compensation expense. While we have significantly reduced our operating expenses, especially those related to our online operations, technology infrastructure and marketing, we expect our net losses to continue and to remain significant for the foreseeable future.

     We are committed to advance to ARTISTdirect Records an additional $2.75 million in 2003 and $12.0 million through 2006. The Company’s commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should the Company fail to meet its commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of the Company’s interest in ARTISTdirect Records.

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

     We have identified the following as critical accounting policies: revenue recognition, impairment of long-lived assets and equity grants to employees and non-employees. See discussion of these critical accounting policies beginning on page 41.

RESCISSION OFFER

     In December 2001, we completed a rescission offer in which we rescinded the purchase of 83,403 shares of our common stock purchased upon the exercise of options and the issuance of vested and unvested unexercised options to purchase 636,740 shares of our common stock. The shares of stock were repurchased at prices ranging from $12.40 to $40.00 per share and the unexercised options that were rescinded had exercise prices ranging from $12.40 to $140.00 per share. In aggregate, we paid $10.2 million, which we funded from our available cash balances. As a result of the rescission offer, the number of our fully diluted shares was reduced to 3,460,608.

REVENUE

     We currently generate revenues from three sources: E-Commerce, Media and iMusic record label. Prior to our decision to exit the Agency business in December 2001, we also generated revenues from the music talent agency business that wound up operations in 2002. Therefore, the results of the Agency business have been shown in our financial statements as a discontinued operation. Prior to June 30, 2000, we generated revenue from our Kneeling Elephant Record Label. This revenue is shown in our financial statements under the iMusic record label line in 2002. Substantially all of our revenue is generated in cash. For the years ended December 31, 2002 and 2001, there was no barter revenue and only approximately 1% of our revenue for the year ended December 31, 2000 was barter revenue.

     E-Commerce Revenue. E-Commerce revenue includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through the ARTISTdirect shopping mall of our network. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our e-commerce sales in the fourth quarter have, on average, been higher than in other quarters. We believe that this trend may continue for the foreseeable future. For the years ended December 31, 2002 and 2001, e-commerce revenue was $4.7 million and $7.5 million, respectively, which constituted approximately 75% and 72%, respectively, of our total net revenue from continuing operations for those periods.

     Media Revenue. Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to six months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of ARTISTdirect remain and collection of the resulting receivable is probable. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. For the years ended December 31, 2002 and December 31, 2001, media revenue was $924,000 and $2.9 million, respectively, which constituted approximately 15% and 28%, respectively, of our total net revenue from continuing operations for those periods. Since most of our sponsorship and advertising contracts are short-term in nature, our advertising revenue is susceptible to significant fluctuation. In particular, our net revenue from advertising revenue has significantly decreased since the third quarter of 2000. This decrease is primarily due to advertisers spending less money on banner advertising. Due to the continued weak demand for online advertising, we do not expect our advertising revenues to increase significantly in the near future. During the years ended December 31, 2002 and 2001, AT&T Wireless accounted for 12% and 20%, respectively, Miller Brewing accounted for 12% and 0%, and Universal Music Group accounted for 0% and 17%, respectively, of our total media revenue. No other advertiser accounted for more than 10% of our media revenue for these periods.

     Agency Revenue. Revenue from the ARTISTdirect Agency, which we decided to dispose of in December 2001 and is shown as a discontinued operation in our financial statements, consisted primarily of commissions generated on tour and event bookings of artists represented by the agency. Agency revenue was recognized at the time the artist was paid. Agency revenue fluctuated depending on touring schedules of major artists represented by the agency. For the years ended December 31, 2002 and December 31, 2001, agency revenue was $259,000 and $1.0 million, respectively.

     iMusic Record Label Revenue. iMusic record label revenue consists primarily of the sale of compact discs by artists signed to the iMusic record label. The Company recognizes revenues upon the shipment of compact discs to retailers and independent wholesalers and records appropriate reserves for product returns. iMusic is the brand name used by the Company for the record label operated by its wholly owned subsidiary ARTISTdirect Digital, Inc. Prior to June 30, 2000, the Company operated its Kneeling Elephant Records label and generated revenues from overhead advances from RCA. We discontinued our Kneeling Elephant Records operation after June 30, 2000.

     ARTISTdirect Records. ARTISTdirect Records generates revenue primarily from the sale of compact discs by artists signed to the record label. Since the Company is not deemed to have voting or operating control of ARTISTdirect Records, the Company accounts for this investment under the equity method of accounting as loss from equity investments in the consolidated statements of operations.

COST OF REVENUE

     Direct cost of product sales consists of the cost of merchandise sold, the amounts payable to artists for their share of net proceeds, online transaction costs, including credit card fees, warehousing and fulfillment charges and shipping costs. Direct cost of product sales also includes manufacturing costs and distribution fees payable related to the sales of the iMusic record label. Other cost of revenue consists primarily of Web site hosting and maintenance costs, online content programming costs, online advertising serving costs, record royalties payable to iMusic artists and payroll and related expenses for staff involved with the Website. Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities. In connection with the amortization of vendor warrants and artist stock options granted through December 31, 2002, we recorded non-cash compensation expense of approximately $3.1 million for the year ended December 31, 2002 and approximately $8.4 million for the year ended December 31, 2001. We currently do not intend to grant additional equity interests in the future related to obtaining e-commerce rights from artists. Historically, our cost of revenue has generally exceeded our net revenue primarily as a result of the non-cash stock based compensation expense and also due to other cost of revenue exceeding media revenues.

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

     Provision for Doubtful Accounts. Provision for doubtful accounts consists of provisions related to un-collectable receivables.

     Stock-based Compensation. We recorded a total of $53.5 million of stock-based compensation expense (exclusive of amounts recorded within cost of revenue) for the period from inception through December 31, 2002 in connection with equity granted to employees, directors, professional firms, artists and artist advisors during this period. We recorded amortization of stock-based compensation expense of approximately $1.9 million during the year ended December 31, 2002 and approximately $12.4 million during the year ended December 31, 2001. We may grant additional equity securities in the future to employees, directors, and others. In December 2001, we completed a rescission offer to certain holders of stock options and shares purchased pursuant to stock options and recorded stock based compensation expense of approximately $6.9 million. The compensation expense recorded for the repurchase of unexercised stock options (vested and unvested) from employees was the sum of the intrinsic value at the original measurement date (less any expense related to the intrinsic value recorded up to the acceptance of the rescission offer) and the amount of cash paid to the holder that exceeded the lesser of the intrinsic value at the original measurement date or immediately prior to settlement (the settlement date being the closing date of the 30-day period for the rescission offer). Approximately $4.6 million was recorded as stock based compensation expense immediately upon the closing date of the rescission offer in December 2001, and an additional $900,000 was recognized in 2002. The compensation that was recorded for the repurchase of unexercised non-employee options (vested and unvested) was calculated as the difference between the amount of cash paid for the repurchase of the options and the fair value of the options on the closing date of the rescission offer. The fair value of the options was determined using the Black-Scholes option-pricing model over the remaining life of the options.

     The unamortized portion of stock based compensation expense at the time of repurchase related to the initial grant of the options to the non-employees continued to be amortized over the remaining service period related to the original option grants. In 2001, $10.6 million of such expense was recognized in stock based compensation. Of this amount, $1.8 million related to services to be performed in 2002 but the compensation expense was recognized in 2001 as a result of the related service agreement being cancelled in 2001. The remaining unamortized balance at December 31, 2001 of $2.7 million was reclassified from unearned compensation to prepaid expenses (as the equity instruments were no longer outstanding) in the balance sheet and were recorded as expense in 2002, which was the remaining service period related to the original option grants. The key assumptions used in the Black Scholes option pricing model for the purpose of the calculation were: a risk free rate of 6%; a volatility factor of 95% in December 2001; no expected dividends; and an expected life which is equal to the remaining contractual life of the options as of December 2001.

     The compensation charge for the repurchase of shares issued pursuant to the exercise of options (by employees and non-employees) was calculated as the difference between the amount of cash paid for the repurchase of the shares (which includes the exercise proceeds and accrued interest) and the fair value of the shares on the date the repurchase was accepted. The compensation charge related to shares repurchased from employees was $195,000 and was recorded as stock based compensation in 2001. The compensation related to the non-employee shares repurchased was $2.1 million in 2001 of which $1.1 million was recorded in 2001, and $1.0 million was recorded in 2002.

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

     Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of fixed assets and the amortization of acquired intangible assets. The acquisitions of iMusic, Mjuice and the minority interest of the UBL were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair value on the acquisition dates. Substantially the entire purchase price of these transactions is attributable to the acquired intangible assets. As a result, the aggregate excess purchase price over the net tangible assets allocated to goodwill was $20.6 million and was being amortized over five years, the expected estimated average useful life of these assets. We recorded write-downs of $11.4 million and $788,000 of goodwill during the years ended December 31, 2001 and 2002, respectively. No goodwill remains on the balance sheet as of December 31, 2002. The non-cash charges relating to depreciation of our fixed assets will continue to affect our reported operating results in the future periods.

     We evaluate impairment of long-lived assets (which consist primarily of fixed assets) and goodwill (prior to January 1, 2002) comparing the projected future cash flows at the lowest level of discrete financial information, by our operating segments, to the carrying amount of the assets. In the event that projected future cash flows do not appear to be sufficient to recover the carrying amounts of the assets, we record an impairment charge to record the assets at their fair value. The fair value represents the discounted projected future cash flows.

     Effective January 1, 2002, we evaluate impairment of goodwill by comparing the fair value of the goodwill to its carrying amount. In the event the carrying amount of the goodwill exceeds its fair value, the carrying amount is adjusted to its fair value.

INTEREST INCOME AND EXPENSE

     Interest income consists of earnings on our cash and cash equivalents, and interest expense consists of interest associated with capital lease agreements.

RESULTS OF OPERATIONS — ARTISTdirect, Inc.

YEARS ENDED DECEMBER 31, 2002 AND 2001

     NET REVENUE

     Net revenue from continuing operations for the year ended December 31, 2002 decreased to $6.3 million from $10.4 million for the year ended December 31, 2001, which represented a decrease of 40%. The decrease was due to decreases in e-commerce and media that were partially offset by increase in iMusic record label revenues.

     E-commerce revenue for the year ended December 31, 2002 decreased to $4.7 million from $7.5 million for the year ended December 31, 2001, a decrease of 38% primarily as a result of lower traffic to the site, fewer sales orders and a continued weak sales environment for music and licensed artist merchandise.

     Advertising and other revenue decreased to $924,000 for the year ended December 31, 2002 from $2.9 million for the year ended December 31, 2001, a decrease of 68% as a result of a decrease in the number of online advertisers and a reduction in the sales of non-impression based advertising and offline sponsorships. The decrease in advertising revenues is attributed to general weakness in the U.S. economy, overall softness in the advertising market and a specific decline in the demand for online advertising.

     iMusic record label revenue increased to $613,000 for the year ended December 31, 2000 from $0 for the year ended December 31, 2001, an increase of 100% as a result of the launch of the iMusic record label in the third quarter of 2002.

     COST OF REVENUE

     Direct cost of product sales. Direct cost of product sales decreased to $4.0 million for the year ended December 31, 2002 from $6.1 million for the year ended December 31, 2001, which represented a decrease of 35%. This $2.1 million decrease corresponded with the decrease in online product sales revenue and was primarily attributable to a $2.0 million decrease in product costs and a $.6 million decrease in transaction costs partially offset by iMusic record label cost of sales of $.4 million.

     Other cost of revenue. Other cost of revenue decreased to $3.7 million for the year ended December 31, 2002, from $5.7 million for the year ended December 31, 2001, which represented a decrease of 36%. This $2.0 million decrease was due primarily to an approximate $900,000 decrease in decrease in network payroll costs due to a reduction in headcount, an approximate $900,000 decrease in web site hosting and maintenance costs due to a restructuring of our third party service provider agreements, and an approximate $800,000 decrease in entertainment marketing costs due to a reduction in event costs in connection with a decrease in related advertising revenue offset partially by approximately $400,000 of iMusic record label distribution fees and royalty costs.

     Stock-based compensation. For the year ended December 31, 2002, we recorded non-cash stock-based compensation charges of $3.1 million compared to $8.4 million for the year ended December 31, 2001, which represented a decrease of 63%. The stock-based compensation expense relates primarily to the amortization of the estimated value of the options, using the Black-Scholes option pricing model, given to artists and their advisors in connection with the operation of their stores and is amortized over the life of the associated contracts. The decrease in stock-based compensation is primarily due to the expense of approximately $900,000 in 2001 related to the rescission offer and the completion of the terms of artist agreements during 2002. The $3.1 million in expense in 2002 consists of $2.1 million related to option grants to artists and advisors, $900,000 in compensation expense related to the rescission for which services were being provided by artists and advisors in 2002, and $79,000 of expense related to warrants granted to suppliers.

     OPERATING EXPENSE

     Web Site Development. Web site development expense decreased to $53,000 for the year ended December 31, 2002, from $3.7 million for the year ended December 31, 2001, which represented a decrease of 99%. This decrease was primarily attributable to a $2.1 million decrease in payroll and related costs in 2002 from the elimination of our information technology development staff and an approximate $1.6 million decrease in fees paid to third party service vendors relating to the development and internal transition of our E-commerce system incurred in 2001.

     Sales and Marketing. Sales and marketing expense decreased to $2.2 million for the year ended December 31, 2002 from $5.7 million for the year ended December 31, 2001, which represented a decrease of 61%. The $3.5 million decrease was primarily attributable to a $1.0 million decrease in our online advertising expenditures resulting from the restructuring of our agreement with Ticketmaster, a $1.1 million reduction in payroll and related costs and an approximate $700,000 reduction in e-mail marketing expenses, publicity costs and other promotional expenses.

     General and Administrative. General and administrative expense decreased to $7.6 million for the year ended December 31, 2002 from $13.3 million for the year ended December 31, 2001, which represented a decrease of 44%. The $5.8 million decrease was primarily attributable to a $1.7 million decrease in payroll costs associated with reduced headcount in staff in 2001, $1.6 million decrease in outside services due in part to the rescission in 2001, $1.0 million decrease in facilities expenses, and $1.3 million decrease in travel and entertainment, communications and other general and administrative expenses.

     Provision for Doubtful Accounts. Bad debt expense decreased to $42,000 for the year ended December 31, 2002 from $1.5 million for the year ended December 31, 2001 due to the write-off of a $1.5 million receivable due from one of the major records labels related to advertising and promotion services provided.

     Stock-based Compensation. We recorded stock-based compensation expense of $1.9 million for the year ended December 31, 2002 in connection with stock issuances to employees, directors, professional firms, artists and advisors for promotional services, which represented a decrease of 85% from the $12.4 million expense for the comparable period in 2001. Stock-based compensation in 2002 represented the remaining amortization of prepaid compensation paid in 2001 related to the value of options granted to artists and advisors. The decrease is primarily due to the expense recorded in 2001 of $6.1 million related to the rescission of options granted to employees, professional firms, artists and advisors, and due to the completion of promotion agreements with artists in 2002.

     Depreciation and Amortization. Depreciation and amortization expense decreased to $2.8 million for the year ended December 31, 2002 from $6.5 million for the year ended December 31, 2001, which represented a decrease of 57%. This $3.7 million decrease was primarily due to a decrease in the amortization of intangible assets as a result of the $11.4 write-off of goodwill in 2001 and goodwill no longer being amortized effective January 1, 2002.

     Loss from Impairment of Goodwill. During the year ended December 31, 2002 we recorded a loss on impairment of goodwill related to the write-off of the remaining goodwill associated with the Company’s online operations in the amount of $788,000. During the year ended December 31, 2001 we recorded a loss on impairment of goodwill related to our acquisitions of Mjuice, iMusic and the UBL in the amount of $11.4 million. These write-downs were recorded due to declines in advertising revenue on the Network and the determination that there was insufficient basis to support the carrying amounts of goodwill based upon the projected undiscounted future cash flows related to the underlying Network assets.

     INTEREST INCOME AND EXPENSE

     Interest income decreased to $748,000 for the year ended December 31, 2002 from $3.6 million for the year ended December 31, 2001, which represented a decrease of 79%. This $2.9 million decrease is primarily due to lower average cash balances held during 2002 compared with 2001 and lower interest rates.

     LOSS FROM EQUITY INVESTMENTS

     Loss from equity investments increased to $29.3 million for the year ended December 31, 2002 from $9.0 million for the year ended December 31, 2001. The increase is due to an increase in the loss of ARTISTdirect Records. The Company recorded 100% of the venture’s loss through April 30, 2002 due to its commitment to fund 100% of its operations. As of May 1, 2002, the Company began recording approximately 83% of the venture’s loss based on its relative share of the remaining funding commitment to the venture.

     DISCONTINUED OPERATIONS

     Income from discontinued operations increased to $147,000 for the year ended December 31, 2002 from $47,000 for the year ended December 31, 2001. The increase is due to the timing of touring activity and a reduction of expenses in 2002 during the wind-down of operations.

     NET LOSS

     Net loss decreased to $48.2 million for the year ended December 31, 2002, compared to $69.9 million for the year ended December 31, 2001, which represented a decrease of $21.7 million or 31%. This decrease is primarily attributable to a $5.4 million decrease in the gross loss, a $10.7 million decrease in the loss from impairment of goodwill, a $10.5 million decrease in stock-based compensation, a $5.8 million decrease in general and administrative, a $3.7 million decrease in depreciation and amortization, a $3.7 million decrease in website development, a $3.5 million decrease in sales and marketing, and a $1.4 million decrease in provision for doubtful accounts partially offset by a $20.3 million increase in the loss from equity investments and a $2.8 million decrease in interest income.

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

     Advertising and other revenue decreased to $2.9 million for the year ended December 31, 2001 from $6.3 million for the year ended December 31, 2000, a decrease of 54% primarily as a result of a decrease in the number of online advertisers, and a reduction in the sales of non-impression based sponsorships. The decrease in advertising revenues is attributed to general weakness in the U.S. economy, overall softness in the advertising market and a specific decline in the demand for online advertising.

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

     Stock-based compensation. For the year ended December 31, 2001, we recorded non-cash stock-based compensation charges of $8.4 million compared to $7.5 million for the year ended December 31, 2000, which represented an increase of 11%. The stock-based compensation expense relates primarily to the amortization of the estimated value of the options, using the Black-Scholes option pricing model, given to artists in connection with the operation of their stores and is amortized over the life of the associated contracts. During 2001, $1.5 million of the expense related to the early closure of certain of the artist stores and approximately $900,000 related to the rescission offer completed in December 2001. In 2001, we reclassified the remaining amount of unearned compensation from the equity section to an asset, as the equity instruments were no longer outstanding after the rescission offer was completed. As of December 31, 2001, $2.9 million of prepaid compensation expense remains to be amortized, all of which will be recorded as stock-based compensation expense in 2002. The $8.4 million of expense in 2001 consists of $7.2 million related to option grants to artist and advisors, $859,000 related to the rescission offer and $322,000 related to warrants granted to suppliers.

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

     General and Administrative. General and administrative expense decreased to $13.3 million for the year ended December 31, 2001 from $17.0 million for the year ended December 31, 2000, which represented a decrease of 21%. This decrease was primarily attributable to salary and benefit savings associated with the reduction in staff in 2001 and overall cost savings in travel and entertainment, communications, computer supplies and outside services.

     Provision for Doubtful Accounts. Bad debt expense increased to $1.5 million for the year ended December 31, 2001 from $653,000 for the year ended December 31, 2000, which represented a 145% increase. This increase was primarily due to a $1.5 million provision recorded against a receivable from one of the major record labels, to be settled in the form of cash or content, that was determined to be impaired as of 12/31/01.

     Stock-based Compensation. We recorded stock-based compensation expense of $12.4 million for the year ended December 31, 2001 in connection with stock issuances to employees, directors, professional firms, artists and advisors for promotional services, which represented an increase of 145% from the $5.1 million expense for the comparable period in 2000. Stock-based compensation in 2001 included $6.1 million of expense related to the rescission offer completed in December 2001, as well as $300,000 for the early closure of artists’ stores and termination of the related promotion agreements. The expense during the year ended December 31, 2000 reflected a credit to stock-based compensation of $6.6 million related to stock appreciation rights granted to certain executives of the Company as a result of a reduction in the valuation of the Company’s underlying common stock as compared with December 31, 1999. This credit was offset by $11.7 million of stock-based compensation expense related to options granted to employees, professional firms, artists and advisors. As of December 31, 2001, $1.7 million of prepaid compensation expense remains to be amortized, all of which will be recorded as stock-based compensation expense in 2002.

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

     INTEREST INCOME AND EXPENSE

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

     DISCONTINUED OPERATIONS

     Income from discontinued operations decreased to $47,000 for the year ended December 31, 2001 from $2.2 million for the year ended December 31, 2000, which represented a decrease of 98%. The decrease is due to a decline in touring activity in 2001 among the Agency’s most popular touring artists resulting in a $1.9 million decline in tour commission revenues in 2001 compared with the prior year.

     NET LOSS

     Net loss increased to $69.9 million for the year ended December 31, 2001, compared to $59.3 million for the year ended December 31, 2000, which represented an increase of $10.6 million or 14%. The increase in the net loss is primarily attributable to a $2.5 million increase in gross loss, primarily as a result of lower Media revenues, a $7.3 million increase in stock-based compensation, an $11.4 million loss from the impairment of goodwill, an $8.8 million increase in loss from equity investments, a $2.4 million decrease in interest income and a $2.1 million decrease in income from discontinued operations partially offset by a $1.6 million decrease in website development, a $19.9 million decrease in sales and marketing expenses, a $3.6 million decrease in general and administrative expenses, and an $947,000 increase in provision for doubtful accounts.

LIQUIDITY AND CAPITAL RESOURCES — ARTISTdirect, Inc.

     On March 31, 2000, we completed our IPO and raised net proceeds of approximately $52.4 million through the sale of 500,000 (after giving effect to our reverse stock split in July 2001) common shares. In addition, we raised an aggregate of $97.5 million of gross proceeds through the sale of 700,029 shares of Series C preferred stock in December 1999 and January 2000. In May 1999, we issued 375,000 shares of Series B preferred securities in exchange for an aggregate purchase price of $15.0 million. In April 2001, we completed a partial self-tender offer for 200,000 of our outstanding shares at a price per share of $12.50. Our out-of-pocket costs, including expenses associated with the tender offer, were approximately $2.7 million, which we funded from our existing cash and cash equivalents. During the second half of 2001, we also purchased approximately 40,000 shares for a total of $234,000 under an open market share repurchase program. As of December 31, 2002, we had $1.9 million of unrestricted cash and cash equivalents and held $6.1 million in short-term investments.

     Net cash used in operating activities was $11.2 million for the year ended December 31, 2002, and $22.2 million and $35.1 million for the years ended December 31, 2001 and 2000, respectively. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items such as stock-based compensation and depreciation and amortization.

     Net cash used in investing activities was $12.8 million for the year ended December 31, 2002, which consisted primarily of $25.0 million of investment in ARTISTdirect Records offset partially by $12.3 million of proceeds from the maturity/sale of short-term investments. Net cash provided by investing activities was $11.6 million for the year ended December 31, 2001, which consisted primarily of $18.0 million of proceeds from the maturity/sale of short-term investments partially offset by $5.3 million of investment in ARTISTdirect Records. Net cash used in investing activities was $46.3 million for the year ended December 31, 2000, and consisted primarily of the purchase of short-term investments of $36.4 million, fixed asset purchases and leasehold improvements to our corporate offices of $7.5 million and $2.0 million relating to the acquisition of Mjuice.com, Inc.

     Net cash provided by financing activities was $855,000 for the year ended December 31, 2002 which was primarily a result of the release of restricted cash related to two letters of credit held by third parties related to our office lease and e-commerce credit card processor. Net cash used in financing activities was $15.9 million for the year ended December 31, 2001 and consisted of payments made for the rescission of certain shares and options issued to employees, artists, advisors and professional firms of $10.2 million, the repurchase of common stock of $2.7 million and approximately $3.0 million held as restricted cash related to our lease agreement for our Los Angeles office and our E-Commerce business. Net cash provided by financing activities was $63.7 million for the year ended December 31, 2000 which was principally attributable to the proceeds of our initial public offering in March 2000 in which we raised approximately $52.4 million, net of underwriters’ discounts and offering costs, and $10.4 million raised from the sale of Series C preferred stock in January 2000, net of offering costs.

     As of December 31, 2002 our principal commitments consisted of our obligation to fund ARTISTdirect Records of approximately $14.75 million ($45 million commitment less $30.25 million funded as of December 31,

2002) and obligations outstanding under operating leases, primarily for office space, and employment contracts. A summary of our contractual cash obligations, excluding the record label funding commitment, as of December 31, 2002 is as follows:

	Payments Due by Period (in thousands)

		Less than	Between	Between	After
Contractual cash obligations	Total	1 year	2-3 years	4-5 years	5 years

Operating leases	$13,768	$1,763	$3,624	$3,868	$4,513
Employment contracts(1)	5,250	1,500	3,000	750	—

Total contractual cash obligations	$19,018	$3,263	$6,624	$4,618	$4,513

(1)	During 2002, certain employment agreements were amended whereby certain executives agreed to defer all or a portion of their future salaries until the Company raised new debt or equity financing of at least $20 million. The contractual cash obligations under employment contracts shown above exclude any reduction for contractual deferrals. If the deferred amounts do not become payable, the Company’s cash obligations under employment agreements as shown above will be reduced by $1.0 million annually during 2003, 2004 and 2005 and by $500,000 during 2006.

     We currently anticipate that available cash resources, including short-term investments, may likely not be sufficient to meet anticipated needs for working capital and capital expenditures for the next twelve months without additional capital or a significant reduction of operating expenses that would likely include a shut-down or disposition of operations. Furthermore, ARTISTdirect Records will require capital in addition to that to be provided by us to continue its operations. We are in the process of implementing substantial cost reductions and exploring the disposition of one or more business units such that we may be able to operate as a going concern. However, there can be no assurance that these efforts will be sufficient to enable us to operate as a going concern on a sustained basis. We are also pursuing alternatives to raise additional capital in order to continue funding of ARTISTdirect and ARTISTdirect Records. There can be no assurance that additional capital can be obtained by either ARTISTdirect or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. If additional funds are raised through the issuance of equity securities of either ARTISTdirect or ARTISTdirect Records, the percentage ownership of current stockholders in ARTISTdirect and/or ARTISTdirect Records will be reduced. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends, and any debt issued by ARTISTdirect Records may be senior to the obligations of ARTISTdirect Records to ARTISTdirect. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and ARTISTdirect, and impair the value of our investment in ARTISTdirect Records. In such event, we may seek to divest all or certain of our assets or the entire company in order to raise the capital necessary to sustain business operations. Should this fail, we may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for stockholders.

RESULTS OF OPERATIONS — ARTISTdirect Records, LLC

YEAR ENDED DECEMBER 31, 2002 AND PERIOD FROM MAY 31, 2001(INCEPTION) TO DECEMBER 31, 2001

     NET REVENUE

     Net revenue increased to $3.7 million for the year ended December 31, 2002 from $0 for the period from May 31, 2001 (inception) to December 31, 2001. During 2002, ARTISTdirect Records released seven albums, Custom’s Fast in March 2002, Badly Drawn Boy’s About a Boy soundtrack in April 2002, Mad At Gravity’s Resonance and Smilez and Southstar’s Crash the Party in July 2002, and No Good’s Game Day, PBB and Naam Brigade’s Early In The Game in September 2002 and Badly Drawn Boy’s Have You Fed The Fish. Net revenues in 2002 are reflected net of a provision for actual and estimated future returns of $1.7 million. During 2001, the Company did not release any albums.

     COST OF REVENUE

     Direct cost of product revenue includes manufacturing costs and distribution fees payable to BMG and the provision for artist advances and royalty expense. Manufacturing and distribution expenses for the year ended December 31, 2002 was $1.3 million compared with $0 in the period ending December 31, 2001. Artist advances and recording costs relate to signed artists as well as an advance against future royalties paid to a producer. The provision for advances and royalties for the year ended December 31, 2002 was $8.8 million compared with $3.2 million for the period ending December 31, 2001. The increase was due to an increase in the number of artists signed in 2002 and the level of recording activity compared with the prior year.

     OPERATING EXPENSE

     Sales and Marketing. Sales and marketing expense represents costs of sales, marketing, promotion, publicity and video production related to ARTISTdirect Records’ albums released during the period as well as the related costs for additional expected releases being set up for release during 2003. Sales and marketing expense for the year ended December 31, 2002 was $12.0 million compared with $799,000 for 2001.

     General and Administrative. General and administrative expense represents payroll and related expenses, costs for travel & entertainment, outside legal fees and general office and communication expenses. General and administrative expense for the year ended December 31, 2002 was $14.4 million compared with $4.5 million for 2001. The increase is due primarily to a full year’s amount of expense in 2002 and an increase in headcount and related activity to support the first releases of the label during 2002.

     INTEREST EXPENSE

     Interest Expense. Interest expense represents the accrual of interest on loan advances made to ARTISTdirect Records from ARTISTdirect, Inc. and BMG. Interest expense for the year ended December 31, 2002 was $1.1 million compared with $126,000 in 2001. The increase is due to an increase in the level of advances made during 2002 and the accrual of a full year of interest in comparison with the prior year.

     NET LOSS

     Net loss was $34.0 million for the year ended December 31, 2002 and was comprised of a gross loss of $6.3 million, total operating expenses of $26.4 million and interest expense of $1.1 million. Net loss for the period ended December 31, 2001, was $8.7 million and was comprised of a gross loss of $3.2 million, total operating expenses of $5.4 million and interest expense of $126,000.

LIQUIDITY AND CAPITAL RESOURCES — ARTISTdirect Records, LLC

     As of December 31, 2002, ARTISTdirect Records had $0 of cash. During the year ended December 31, 2002, ARTISTdirect made loan advances to ARTISTdirect Records of $25.0 million. These loan advances were made under ARTISTdirect’s $15 million funding commitment for 2002 and a Bridge Loan facility that accelerated $10 million of funding that otherwise would have been due in 2003. In addition, during the year ended December 31, 2002, BMG made loan advances of $4.75 million as well as certain recoupable distribution advances in conjunction with its North American distribution agreement and worldwide license agreement.

     In order to continue its operations, ARTISTdirect Records will require capital within the next twelve months in addition to the $2.75 million that is to be provided by ARTISTdirect in 2003 under its overall funding commitment to ARTISTdirect Records. We are currently pursuing alternatives to raise additional capital in order to continue operations of ARTISTdirect Records. There can be no assurance that additional capital can be obtained by the Company on reasonable terms or at all. Failure to raise additional capital could seriously harm the business of

ARTISTdirect Records. In such event, we may seek to divest our interest in ARTISTdirect Records in order to raise the capital necessary to sustain business operations. Should this fail, we may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for equity holders. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s current equity holders would be reduced.

CRITICAL ACCOUNTING POLICIES

     The Company’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     E-commerce revenue consist primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, including shipping fees, and is recognized when the products are shipped. The Company records e-commerce revenue on a gross basis as the Company enters into the sale transactions with customers, establishes the prices of the products, chooses the suppliers of the products, assumes the risk of inventory loss and collects all amounts from the customers and assumes the credit risk. E-commerce revenue is subject to amounts due to the respective artists based on their contracts, and such expense is recorded as part of direct cost of product sales.

     The Company records amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs.” Pursuant to EITF 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the consolidated statements of operations. For the years ended December 31, 2000, 2001 and 2002, the Company recorded $1.9 million, $1.5 million and $1.0 million, respectively, as revenue for shipping and handling fees charged to customers. For the years ended December 31, 2000, 2001 and 2002, the Company recorded $1.6 million, $1.1 million and $736,000, respectively, of shipping and handling costs as direct cost of product sales in the consolidated statements of operations.

     Media revenue consists primarily of the sale of advertisements and sponsorships, both online and offline, under short-term contracts. To date, the duration of the Company’s advertising and sponsorship commitments has generally averaged from one to three months with certain programs lasting up to six months. The Company’s online obligations typically include the guarantee of a minimum number of “impressions” or times that an advertisement appears in pages viewed by the users of the Company’s online properties. Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is reasonably assured.

     The Company recognizes revenue for sponsorship arrangements, both online and offline, over the period during which the advertising is provided, generally on a straight-line basis. If the sponsorship arrangement is for the sponsorship of a specific event, the Company recognizes revenue when the event occurs. The Company recognizes revenue separately for each element of integrated entertainment marketing packages that offer advertisers a combination of off-line concert and tour sponsorships that are supported by on-line banner advertising, web page sponsorships, emails to the Company’s customers and custom content. The Company determines the fair value of each deliverable based on the fair value of the different deliverables when sold on a stand-alone basis. The Company recognizes revenue for each deliverable as the services are provided. The Company recognizes revenue for the banner impression deliverable as the banner impressions are delivered. The Company recognizes revenue for the customer emails when the emails are sent. The Company recognizes revenue for web page sponsorships on a straight-line basis over the term of the sponsorship. The Company recognizes revenue for the custom content when the content is provided to the customer. The Company recognizes revenue for event sponsorships when the event has occurred.

     iMusic record label revenue consists primarily of the sale of compact discs by artists signed to iMusic, which is the brand name used by the Company for the record label operated by its wholly-owned subsidiary ARTISTdirect Digital, Inc. The Company recognizes revenues upon the shipment of compact discs from its distributor to retailers and independent wholesalers and records appropriate reserves for product returns. At the time of the shipment of the product, the following criterion under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” have been met: the seller’s price to the buyer is substantially fixed or determinable at the date of sale; the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; the buyer acquiring the product for resale has economic substance apart from that provided by the seller; the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; the amount of future returns can be reasonably estimated.

Stock Based Compensation

     The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation,” and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which addresses the measurement date and recognition approach for such transactions.

     The Company recognizes compensation expense related to variable awards in accordance with FIN 28. For fixed awards, the Company recognizes expense over the vesting period or the period of service.

     Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities. We record the fair value of options/warrants granted to non-employees as compensation expense over the period of service. We determine the fair value of the options/warrants based on the Black-Scholes option-pricing model.

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

Impairment of Long-Lived Assets and Goodwill

     Prior to January 1, 2002, the Company periodically reviewed the carrying amount of long-lived assets and goodwill to determine whether current events or circumstances warranted adjustments to such carrying amounts. An impairment adjustment was necessary in the event the net book value of such long-lived assets and goodwill exceeded the future undiscounted cash flows attributable to such assets. In such an event, the loss would be measured by the amount that the carrying value of such assets exceeded their fair value, as determined based on estimated discounted cash flows.

     Effective January 1, 2002, the Company evaluates the impairment of goodwill by comparing the carrying amount of the goodwill at the reporting unit level to the fair value of the goodwill. The carrying amount of the goodwill is adjusted to its fair value in the event the fair value exceeds the carrying amount.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is generally effective for fiscal periods beginning after December 15, 2001 and the amortization provisions of SFAS No. 142 are effective for acquisitions subsequent to June 30, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 (See Note 2 and 8).

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, result of operation and cash flow.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145).” SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, we will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. The adoption of SFAS 145 for long-lived assets held for use did not have a material impact on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force (EITF) issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a material impact on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the Company believes the adoption of FIN 45 will not have a material effect on its consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002.

     In November 2002, the FASB’s Emerging Issues Task Force (EITF) issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. The adoption of this accounting pronouncement may have a significant impact on the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company’s management has determined that they will continue to account for stock-based employee compensation in accordance with APB No. 25.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of the pronouncement may have a significant impact on the Company's consolidated financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in the sections titled “Proposal One: Election of Directors,” “Directors, Executive Officers and Key Employees of the Company” and “Compliance with Section 16(a) of the Exchange Act” appearing in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the section titled “Executive Compensation and Related Information” appearing in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the section titled “Certain Relationships and Related Transactions” appearing in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1). FINANCIAL STATEMENTS

     ARTISTdirect financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

ARTISTdirect, Inc. and Subsidiaries Consolidated Financial Statements

     ARTISTdirect Records, LLC financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

ARTISTdirect Records, LLC Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULE

     ARTISTdirect financial statement schedule appears in a separate section of this Annual Report on Form 10-K on the pages referenced below. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

     (3)  EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 - 7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 - 7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Registrant’s Certificate of Incorporation and Bylaws determining the rights of holders of the Registrant’s common stock.

4.2		Specimen common stock certificate. Incorporated by reference to Exhibit 4.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No 333-87547), as amended by Amendment No.’s 1 - 7 thereto.

4.3		Registration Rights Letter Agreement dated May 31, 2001 between the Registrant and Frederick W. Field. Incorporated by reference to Exhibit 3 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.1	†	Amendment No. 1 dated February 27, 2002 to the Agreement dated July 19, 2000 between the Registrant and Ticketmaster. Incorporated by reference to Exhibit 10.35 in the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.2	†	Escrow Agreement dated March 13, 2002 among the Registrant, Ticketmaster and JPMorgan Chase Bank. Incorporated by reference to Exhibit 10.36 in the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.3	†	Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc. Incorporated by reference to Exhibit 10.37 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.4	†	Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect, Inc. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr Field. Incorporated by reference to Exhibit 10.38 in the Registrant’s Current Report on Form 8-K filed on December 13, 2002.

10.5	†	Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect Records, L.L.C. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field. Incorporated by reference to Exhibit 10.39 in the Registrant’s Current Report on Form 8-K filed on December 13, 2002.

10.6		Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Keith Yokomoto to amend the Employment Agreement dated July 1, 2001 between ARTISTdirect, Inc. and Mr Yokomoto. Incorporated by reference to Exhibit 10.40 in Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on December 23, 2002.

10.7		Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Marc Geiger to amend the Employment Agreement dated July 28, 1998, as amended on July 1, 2001, between ARTISTdirect, Inc. and Mr. Geiger. Incorporated by reference to Exhibit 10.41 in the Registrant’s Current Report on Form 8-K filed on December 23, 2002.

10.8		Letter Agreement dated December 11, 2002 between the Registrant and Benn Co., LLC consenting to the assignment by Old Glory Boutique Distributing, Inc. to Benn Co., LLC of the Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc.

10.9	†	Agreement for Services dated as of June 13, 2002 between the Registrant and Frankel & Company.

21.1		Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No 333-50576), as amended by Amendment No.’s 1 - 5 thereto.

23.1		Consent of KPMG LLP with respect to ARTISTdirect, Inc. and subsidiaries

23.2		Consent of KPMG LLP with respect to ARTISTdirect Records, LLC

24.1		Powers of Attorney. See signature page to this Annual Report on Form 10-K.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

     (b)  REPORTS ON FORM 8-K

     On December 23, 2002, we filed a report on Form 8-K relating to the election by our Vice Chairman of the Board and President of Artist Services, Marc Geiger, to defer 50% of his salary that he was due to receive under his employment agreement with ARTISTdirect.

     On December 13, 2002, we filed a report on Form 8-K relating to the election by our Chairman of the Board and Chief Executive Officer, Frederick Field, to defer salary that he was due to receive under his employment agreements with ARTISTdirect and with ARTISTdirect Records, L.L.C.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC.
Date: March 28, 2003	By:	/s/ FREDERICK W. FIELD Frederick W. Field Chief Executive Officer and Chairman of the Board

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

Signature	Title	Date

/s/ FREDERICK W. FIELD Frederick W. Field	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 28, 2003

/s/ MARC P. GEIGER Marc P. Geiger	Vice Chairman and President, Artist Services	March 28, 2003

/s/ KEITH YOKOMOTO Keith Yokomoto	President, Chief Operating Officer and Director	March 28, 2003

/s/ JAMES B. CARROLL James B. Carroll	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ STEVE KRUPA Steve Krupa	Director	March 28, 2003

/s/ BENJAMIN MOODY Benjamin Moody	Director	March 28, 2003

/s/ JERRY RUBINSTEIN Jerry Rubinstein	Director	March 28, 2003

CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frederick W. Field, Chief Executive Officer of ARTISTdirect, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of ARTISTdirect, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ FREDERICK W. FIELD Frederick W. Field Chief Executive Officer

CERTIFICATIONS OF THE CHIEF FINANCIAL OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James B. Carroll, Chief Financial Officer of ARTISTdirect, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of ARTISTdirect, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ JAMES B. CARROLL James B. Carroll Chief Financial Officer

CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of ARTISTdirect, Inc. (the “Registrant”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, Frederick W. Field, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my best knowledge:

     (1)  the Annual Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2)  the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: March 28, 2003

/s/ FREDERICK W. FIELD

Frederick W. Field Chief Executive Officer

CERTIFICATIONS OF THE CHIEF FINANCIAL OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of ARTISTdirect, Inc. (the “Registrant”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, James B. Carroll, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my best knowledge:

     (1)  the Annual Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2)  the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: March 28, 2003

/s/ JAMES B. CARROLL

James B. Carroll Chief Financial Officer

ARTISTDIRECT, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
ARTISTdirect, Inc.

We have audited the accompanying consolidated balance sheets of ARTISTdirect, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARTISTdirect, Inc. and subsidiaries as of December 31, 2001 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements in 2002 the Company changed its method of accounting for the amortization of goodwill.

The accompanying financial statements have been prepared assuming that ARTISTdirect, Inc. and subsidiaries will continue as a going concern. As more fully described in note 1, the Company has incurred substantial operating losses and negative cash flows from operations to date and has funding commitments related to its record label joint venture. The Company needs additional capital to fund its operations and the operations of the record label joint venture. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   KPMG LLP

Los Angeles, CA
February 14, 2003

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,	December 31,
	2001	2002

Assets
Current assets:
Cash and cash equivalents	$25,016	$1,910
Restricted cash	3,008	2,157
Short term investments	18,518	6,124
Accounts receivable, net	346	426
Prepaid stock based compensation	4,645	—
Other prepaid expenses and current assets	1,390	1,220

Total current assets	52,923	11,837
Property and equipment, net	6,077	3,629
Investments in affiliated companies	80	64
Goodwill and intangibles, net	788	—
Other assets, net	5	395

	$59,873	$15,925

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	251	493
Accrued expenses	4,018	3,018
Loans and notes payable	254	—
Deferred revenue	36	144

Total current liabilities	4,559	3,655
Liability associated with investment in record label joint venture	3,027	7,699
Long term liabilities	903	1,117

Total liabilities	8,489	12,471

Stockholders’ equity:
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 3,783,510 and 3,784,644 in 2001 and 2002, respectively; outstanding 3,460,608 and 3,461,742 shares in 2001 and 2002, respectively	379	379
Treasury stock, 322,902 shares in 2001 and 2002	(3,442)	(3,442)
Additional paid-in-capital	207,832	207,867
Unearned compensation	(745)	(440)
Accumulated deficit	(152,786)	(200,978)
Unrealized gain on available for sale investments	146	68

Total stockholders’ equity	51,384	3,454

	$59,873	$15,925

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	YEAR ENDED DECEMBER 31,

	2000	2001	2002

Net revenue:
E-Commerce	$12,160	$7,542	$4,713
Media	6,326	2,879	924
Record label	244	—	613

Total net revenue	18,730	10,421	6,250
Cost of revenue:
Direct cost of product sales	10,381	6,137	3,969
Other cost of revenue	8,103	5,728	3,687
Stock-based compensation	7,545	8,405	3,084

Total cost of revenue	26,029	20,270	10,740
Gross loss	(7,299)	(9,849)	(4,490)
Operating expenses:
Website development	5,364	3,726	53
Sales and marketing	25,623	5,726	2,224
General and administrative	16,979	13,339	7,527
Provision for doubtful accounts	653	1,503	42
Stock-based compensation	5,067	12,415	1,897
Depreciation and amortization	6,248	6,512	2,814
Loss from impairment of goodwill	—	11,444	788

Loss from operations	(67,233)	(64,514)	(19,835)
Loss from equity investments	(235)	(8,998)	(29,252)
Interest income, net	5,969	3,585	748

Loss from continuing operations before taxes	$(61,499)	(69,927)	(48,339)
Income taxes	—	—	—

Loss from continuing operations	$(61,499)	$(69,927)	$(48,339)
Income from discontinued operations	2,191	47	147

Net loss	$(59,308)	$(69,880)	$(48,192)
Interest on rescission offer	532	691	—
Dividends on redeemable preferred securities	963	—	—
Beneficial conversion feature on redeemable preferred stock	24,375	—	—

Net loss attributable to common shareholders	$(85,178)	$(70,571)	$(48,192)

Basic and diluted loss per share from continuing operations	$(27.52)	$(19.50)	$(13.96)
Basic and diluted income per share from discontinued operations	0.69	0.01	0.04

Basic and diluted loss per share	$(26.83)	$(19.49)	$(13.92)

Weighted average common shares outstanding	3,175,126	3,620,161	3,461,057

See accompanying notes to consolidated financial statements

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

							Unrealized
	Common Stock			Additional			gain on avail.
			Treasury	Paid In	Unearned	Accumulated	for sale	Total
	Shares	Amount	Stock	Capital	Compensation	Deficit	investments	Equity

Balance at December 31, 1999	1,408,867	$141	$—	$36,688	$(36,976)	$(23,598)	$—	$(23,745)
Issuance of securities upon initial public offering, net of offering costs	500,000	50	—	52,385	—	—	—	52,435
Issuance of securities for acquisition	86,604	9	—	2,850	—	—	—	2,859
Issuance of securities for employee stock purchase plan	6,758	1	—	39	—	—	—	40
Series C redeemable preferred stock offering costs	—	—	—	(4,800)	—	—	—	(4,800)
Issuance/cancellation of options/warrants	—	—	—	(1,372)	1,372	—	—	—
Exercise of stock options	40,907	4	—	1,549	—	—	—	1,553
Amortization of unearned compensation	—	—	—	—	15,240	—	—	15,240
Variable equity interests	—	—	—	(6,645)	—	—	—	(6,645)
Issuance of stock appreciation rights/options	—	—	—	2,992	—	—	—	2,992
Issuance of stock for settlement agreement	—		—	1,025	—	—	—	1,025
Accrual of dividends to preferred shareholders	—	—	—	(963)	—	—	—	(963)
Conversion of redeemable preferred to common shares	1,719,428	172	—	118,516	—	—	—	118,688
Conversion of redeemable stock to common shares	17,044	2	—	2,350	—	—	—	2,352
Accrual for securities subject to rescission offer	—	—	—	(3,924)	—	—	—	(3,924)
Net loss	—	—	—	—	—	(59,308)	—	(59,308)

Balance at December 31, 2000	3,779,608	$379	$—	$200,690	$(20,364)	$(82,906)	$—	$97,799
Cancellation of options/warrants	—	—		(2,362)	2,362	—	—	—
Amortization of unearned compensation	—	—	—	—	14,547	—	—	14,547
Reclassification of unearned compensation to prepaid	—	—	—	—	2,710	—	—	2,710
Repurchase of common stock	(239,499)	—	(2,734)	—	—	—	—	(2,734)
Issuance of securities for employee stock purchase plan	3,902	—	—	17	—	—	—	17
Completion of rescission offer	(83,403)	—	(708)	9,487	—	—	—	8,779
Unrealized gain on available for sale investments	—	—	—	—	—	—	146	146
Net loss	—	—	—	—	—	(69,880)	—	(69,880)

Balance at December 31, 2001	3,460,608	$379	$(3,442)	$207,832	$(745)	$(152,786)	$146	$51,384
Issuance of options/warrants	—	—	—	31	(31)	—	—	—
Amortization of unearned compensation	—	—	—	—	336	—	—	336
Issuance of securities for employee stock purchase plan	1,134	—	—	4	—	—	—	4
Unrealized loss on available for sale investments	—	—	—	—	—	—	(78)	(78)
Net loss	—	—	—	—	—	(48,192)	—	(48,192)

Balance at December 31, 2002	3,461,742	$379	$(3,442)	$207,867	$(440)	$(200,978)	$68	$3,454

     See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,

	2000	2001	2002

Cash flows from operating activities:
Net loss	$(59,308)	$(69,880)	$(48,192)
Income from discontinued operations	2,191	47	147

Loss from continuing operations	(61,499)	(69,927)	(48,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,248	6,512	2,814
Loss from equity investments	235	8,998	29,252
Loss on sale of equipment	—	34	—
Loss from impairment of goodwill	—	11,444	788
Allowance for doubtful accounts and sales returns	341	1,131	226
Stock based compensation	12,612	20,820	4,981
Changes in operating assets and liabilities:
Accounts receivable	(288)	647	(306)
Prepaid expenses and other current assets	3,638	328	356
Other assets	2,476	241	(390)
Accounts payable, accrued expenses and other liabilities	(1,032)	(2,449)	(798)
Deferred revenue	(19)	2	108

Net cash used in continuing operations	(37,288)	(22,219)	(11,308)
Net cash provided by discontinued operations	2,191	47	147

Net cash used in operating activities	(35,097)	(22,172)	(11,161)

Cash flows from investing activities:
Purchases of property and equipment	(7,523)	(840)	(381)
Proceeds from the sales of equipment	—	60	15
Sale/maturity (purchase) of short-term investments, net	(36,368)	17,996	12,316
Cash paid for acquisitions	(2,015)	—	—
Loss from investments in affiliated companies	(250)	(279)	—
Advances to and investment in ARTISTdirect Records	—	(5,300)	(25,000)
Sale of equity interest in ARTISTdirect Records	—	—	250
Investments in trademarks	(120)	—	—
Distribution of earnings from equity investment	—	5	—

Net cash (used in) provided by investing activities	(46,276)	11,642	(12,800)

Cash flows from financing activities:
Repurchase of common stock	—	(2,734)	—
Rescission purchases of common stock and options	—	(10,186)	—
Change in restricted cash	—	(3,008)	851
Proceeds from employee stock purchase plan	40	17	4
Payment of notes to shareholders	(741)	—	—
Proceeds from exercise of stock options	1,553	—	—
Proceeds from issuance of preferred securities	15,224	—	—
Payment of Series C redeemable preferred stock offering costs	(4,800)	—	—

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,

	2000	2001	2002

Proceeds from initial public offering, net of offering costs paid	52,435	—	—

Net cash provided by (used in) financing activities	63,711	(15,911)	855

Net decrease in cash and cash equivalents	(17,662)	(26,441)	(23,106)
Cash and cash equivalents at beginning of period	69,119	51,457	25,016

Cash and cash equivalents at end of period	$51,457	$25,016	$1,910

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$43	$11	$—

Cash paid during the period for taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

     ORGANIZATION

     ARTISTdirect, Inc. (the “Company”) was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC (the “Capital Reorganization”). The Capital Reorganization was only a change in the form of ownership of the Company. ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996. ARTISTdirect, LLC had a 99% ownership interest in ARTISTdirect Agency LLC, Kneeling Elephant Records, LLC and ARTISTdirect New Media, LLC (“Affiliated Companies”) and has consolidated their results since inception. On May 31, 2001, the Company, through its wholly-owned subsidiary, ARTISTdirect Recordings, Inc., agreed to acquire a 50% equity interest in a joint venture with Frederick W. (Ted) Field to form a new record label, ARTISTdirect Records, LLC (“ARTISTdirect Records”). This transaction became effective as of June 29, 2001. In April 2002, the Company’s ownership position in ARTISTdirect Records decreased to 45% as a result of a sale of a 5% interest to BMG Music. However, the Company’s ownership position increased to 65% as of December 31, 2002, as a result of the Company’s agreement to accelerate its funding commitment to ARTISTdirect Records (see Note 9).

     PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries in which it has controlling interests in the form of voting and operating control. All significant intercompany accounts and transactions have been eliminated for all periods presented. With respect to ARTISTdirect Records, the Company has recorded 100% of the losses attributable to that venture through April 30, 2002 based on the Company’s commitment to fund 100% of its operations up to that time. As of May 1, 2002, the Company began to record approximately 83% of ARTISTdirect Records’ losses as a result of BMG’s equity purchase from and assumption of a portion of the Company’s funding commitment to the label. However, given that the Company does not have voting or operating control, even with its majority ownership position, the Company accounts for this investment under the equity method of accounting as income (loss) from equity investments in the consolidated statements of operations.

     GOING CONCERN

     The Company has incurred losses and negative cash flows from operations in every fiscal period since inception and has an accumulated deficit of $201 million as of December 31, 2002. For the year ended December 31, 2002, the Company incurred a net loss of $48.2 million and negative operating cash flows of $11.2 million. Additionally, the Company has been funding substantially all of the operations of ARTISTdirect Records, LLC, its record label joint venture. The Company’s operations to date and loans to ARTISTdirect Records, LLC have been funded by sales of its preferred and common stock. Management expects its operating losses and the operating losses of ARTISTdirect Records, LLC to continue for the foreseeable future. The Company currently anticipates that available cash reserves may likely not be sufficient to meet anticipated needs for working capital and capital expenditures over the next twelve months without additional capital. The Company is attempting to raise additional funding, but does not have any formal commitments as of the date of these financial statements. If such funding is not available, then the Company may not be able to fund its own operations or the operations of ARTISTdirect Records, LLC. The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. REVERSE STOCK SPLITS

     On March 21, 2000, and July 5, 2001, the Company effected a 1 for 4 reverse stock split and a 1 for 10 reverse stock split (the “Reverse Stock Splits”), respectively. The outstanding common securities, options and warrants have been retroactively adjusted to reflect the Reverse Stock Splits. All discussion of equity amounts in the following footnotes reflects the effect of the Reverse Stock Splits.

3. SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS

     Cash equivalents consist of investments, which are readily convertible into cash and have maturities of three months or less at the time of purchase.

     RESTRICTED CASH

     Restricted cash consists of a letter of credit posted for the benefit of the Company’s landlord in the amount of approximately $1.8 million and a letter of credit posted for the benefit of the Company’s e-commerce credit card processor in the amount of $350,000.

     SHORT-TERM INVESTMENTS

     The Company classifies its short-term investments as available-for-sale and has recorded the investments at fair value, with the difference between amortized cost and fair value being recorded as a component of stockholders’ equity. Prior to December 31, 2001, the Company’s short-term investments were classified as held-to-maturity as the Company had the intent and ability to hold the securities to maturity. The securities were stated at amortized cost, adjusted for amortization of premiums and accretion discounts to maturity. The Company invests primarily in fixed income securities with maturities of one year or less at the time of purchase.

     DEPRECIATION

     Depreciation is provided using the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or life of lease (10 years)

     REVENUE RECOGNITION

     E-commerce revenue consist primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, including shipping fees, and is recognized when the products are shipped. The Company records e-commerce revenue on a gross basis as the Company enters into the sale transactions with customers, establishes the prices of the products, chooses the suppliers of the products, assumes the risk of inventory loss and collects all amounts from the customers and assumes the credit risk. E-commerce revenue is subject to amounts due to the respective artists based on their contracts, and such expense is recorded as part of direct cost of product sales.

     The Company records amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs.” Pursuant to EITF 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the consolidated statements of operations. For the years ended December 31, 2000, 2001 and 2002, the Company recorded $1.9 million, $1.5 million and $1.0 million, respectively, as revenue for shipping and handling fees charged to customers. For the years ended December 31, 2000, 2001 and 2002, the Company recorded $1.6 million, $1.1 million and $736,000, respectively, of shipping and handling costs as direct cost of product sales in the consolidated statements of operations.

     Media revenue consists primarily of the sale of advertisements and sponsorships, both online and offline, under short-term contracts. To date, the duration of the Company’s advertising and sponsorship commitments has generally averaged from one to three months with certain programs lasting up to six months. The Company’s online obligations typically include the guarantee of a minimum number of “impressions” or times that an advertisement appears in pages viewed by the users of the Company’s online properties. Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is reasonably assured.

     The Company recognizes revenue for sponsorship arrangements, both online and offline, over the period during which the advertising is provided, generally on a straight-line basis. If the sponsorship arrangement is for the sponsorship of a specific event, the Company recognizes revenue when the event occurs. The Company recognizes revenue separately for each element of integrated entertainment marketing packages that offer advertisers a combination of off-line concert and tour sponsorships that are supported by on-line banner advertising, web page sponsorships, emails to the Company’s customers and custom content. The Company determines the fair value of each deliverable based on the fair value of the different deliverables when sold on a stand-alone basis. The Company recognizes revenue for each deliverable as the services are provided. The Company recognizes revenue for the banner impression deliverable as the banner impressions are delivered. The Company recognizes revenue for the customer emails when the emails are sent. The Company recognizes revenue for web page sponsorships on a straight-line basis over the term of the sponsorship. The Company recognizes revenue for the custom content when the content is provided to the customer. The Company recognizes revenue for event sponsorships when the event has occurred.

     The Company in the past has entered into several contracts with advertisers whereby the parties exchanged online and offline advertising. This revenue was recognized as trade and barter. Trade and barter is valued based upon similar cash transactions, which have been entered into within six months prior to the respective trade and barter agreement. Trade and barter revenue was $309,000, $0 and $0 for years ended December 31, 2000, 2001 and 2002, respectively.

     iMusic record label revenue consists primarily of the sale of compact discs by artists signed to iMusic, the brand name used by the Company for the record label operated by its wholly owned subsidiary ARTISTdirect Digital, Inc. The Company recognizes revenues upon the shipment of compact discs from its distributor to retailers and independent wholesalers and records appropriate reserves for product returns. At the time of the shipment of the product, the following criterion under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” have been met: the seller’s price to the buyer is substantially fixed or determinable at the date of sale; the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; the buyer acquiring the product for resale has economic substance apart from that provided by the seller; the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; the amount of future returns can be reasonably estimated.

     The Company estimates the provision for returns on a quarterly basis by album based on the amount of time since the initial album release, the actual returns to date, the trend of sales activity (sales by the retailers and wholesalers) and the number of unsold units at retailers and wholesalers. Returns to the Company’s distributor are deemed to be returns to the Company. The iMusic record label revenues recorded for the year ended December 31, 2002 are net of a provision for returns of $265,000.

     COST OF REVENUE

     Direct cost of product sales consists of amounts payable to artists related to e-commerce sales, which includes the cost of merchandise sold and the artists’ share of net proceeds, and online commerce transaction costs, including credit card fees, fulfillment charges and shipping costs. Direct cost of product sales also includes manufacturing costs and distribution fees payable related to the sales of the iMusic record label. Other cost of revenue consists primarily of Web site hosting and maintenance costs, online content programming costs, online advertising serving costs, record royalties payable to iMusic artists and payroll and related expenses for staff involved with the Website. Stock-based compensation expense relates to non-cash charges in connection with options issued to artists and their advisors for the right to operate their stores and warrants issued to vendors. Amounts payable to artists and transaction costs are recognized upon shipment. Website-related costs are recognized immediately when incurred.

Payroll and related expenses are recognized in the period incurred. Non-cash stock-based compensation charges are recognized over the period of the related agreements.

     DISCONTINUED OPERATIONS

     The Company has accounted for its Agency division as a discontinued operation in accordance with Accounting Principles Board (APB) No. 30, Accounting for Discontinued Operations, and recorded the net results of this business segment in a single line entitled “Income from discontinued operations” in the Statement of Operations for the years ended December 31, 2000, 2001 and 2002. The classification of the Agency division as a discontinued operation was made prior to the initial application of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Agency commission revenue is recognized in accordance with the terms of the representation agreements between the Company and its clients. Revenue is generally recorded upon payment for the performance of services or delivery of materials created by the artists represented.

     INVENTORIES

     Inventories, included in prepaid expenses and other current assets, consist of music-related merchandise, amounts advanced for inventory on behalf of artists, and unsold finished goods for the iMusic record label, and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

     INCOME TAXES

     The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     WEB SITE DEVELOPMENT COSTS

     Web site development costs consist primarily of third-party development costs and payroll and related expenses for in-house Web site development costs incurred in the start-up and production of the Company’s content and services. These costs are expensed as incurred. The implementation of Emerging Issues Task Force No. 00-02 “Accounting for Web site Development Costs,” effective July 1, 2000, did not have a material impact on the consolidated financial statements.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred and totaled $14.7 million, $2.7 million and $1.0 million during the years ended December 31, 2000, 2001 and 2002, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

     Prior to January 1, 2002, the Company periodically reviewed the carrying amount of long-lived assets and goodwill to determine whether current events or circumstances warranted adjustments to such carrying amounts. An impairment adjustment was necessary in the event the net book value of such long-lived assets and goodwill exceeded the future undiscounted cash flows attributable to such assets. In such an event, the loss would be measured by the amount that the carrying value of such assets exceeded their fair value, as determined based on estimated discounted cash flows.

     In 2001, the Company determined that the remaining goodwill associated with the acquisition of Mjuice was fully impaired due to the Company’s decision to wind down the related operation and recorded a loss from impairment of $4.5 million. In addition, due to the decline in advertising revenues, the Company determined that there was insufficient basis to support the entire carrying amount of goodwill associated with the 1999 acquisitions of iMusic and UBL based upon the projected undiscounted future cash flows related to the underlying assets of these goodwill amounts and recorded a loss from impairment of $7.0 million based on the estimated discounted cash flows. For the year ended December 31, 2001, the Company recorded an aggregate $11.4 million loss from impairment of goodwill. Both of these write-downs were reflected in the Media segment operations.

     Prior to January 1, 2002, the Company amortized goodwill, which represents the excess of the purchase price over the net assets acquired in business acquisitions, over 5 years. In January 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and as a result, has ceased to amortize goodwill. Instead, the Company was required to perform a transitional impairment review of its goodwill as of January 1, 2002 and an annual impairment review thereafter. The Company evaluated the impact of the adoption of SFAS No. 142 and determined that no impairment charge was required upon adoption of this standard. Its impairment test was performed through comparison of the fair value of the reporting units with the carrying value of their assets. In the second quarter of 2002, the Company determined the remaining goodwill associated with the iMusic and UBL acquisitions of $788,000 was impaired due to a continuing decline in e-commerce and advertising revenues, and recorded a loss from impairment of that amount. This write-down was reflected in the Media segment operations. The fair value of the reporting unit to which the goodwill impairment related was determined based on the discounted estimated future cash flows. The discount rate used in the discounted cash flow analysis was determined based on the estimated cost of capital in the industry in which the Media segment operates. As of December 31, 2002, no goodwill or intangible assets remain on the Company’s balance sheet.

     Impairment of long-lived assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event the carrying amount of long-lived assets exceed the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. There was no impairment of long-lived assets as of December 31, 2002.

     CONCENTRATION OF CREDIT RISK AND SUPPLIER RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, short-term investments and trade accounts receivable. The Company places its cash and short-term investments in high credit quality instruments. Cash balances at certain financial institutions may exceed the FDIC insurance limits. The Company performs ongoing credit evaluations of its customers but does not require collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses.

     The Company purchases a large percentage of its music-related merchandise inventory from a limited number of suppliers. The Company is subject to risk in the event that any of the suppliers is unable to fulfill their orders.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the short maturity of these instruments.

     LIABILITY ASSOCIATED WITH INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies in which the Company’s voting interest is greater than 20% and does not have a controlling financial interest, or in which the Company is able to exert significant influence in instances where the voting interest is less than 20%, are accounted for under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions received. The Company’s share of losses is generally limited to the extent of the Company’s investment in and advances to the investee. However, the Company records losses in excess of its investment when funding commitments exist. The Company is accounting for its investment in ARTISTdirect Records, a limited liability company with Ted Field that was formed in July 2001, on the equity method of accounting since the Company does not have voting or operational control of the investee. The Company had committed to fund 100% of the operations of ARTISTdirect Records and has recorded 100% of the losses attributable to that venture from inception to April 30, 2002. From May 1, 2002, the Company’s funding commitment was reduced by the sale of 5% of ARTISTdirect Records’ equity to BMG and therefore the Company has recorded only its proportionate share, on the basis of relative funding commitments, of any future losses of ARTISTdirect Records. The Company has recorded a liability related to this investment as of December 31, 2001 and 2002 as the Company’s share of losses exceeded their advances in 2001 and 2002.

     The Company records a valuation allowance on loans to AD Records in the period in which it appears that the loan is no longer collectible. To date, the Company has not recorded a valuation allowance on its loans to AD Records as the carrying amount of the loans has been reduced to zero as a result of the Company recording its share of losses of AD Records as of December 31, 2001 and 2002.

     LOSS PER COMMON SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. Dividends to preferred shareholders and interest on the rescission offer balance have been added to the net loss in determining the net loss attributable to common shareholders.

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

     The diluted loss per share excludes approximately 980,000, 820,000 and 780,000 securities as of December 31, 2000, 2001 and 2002, respectively, since the impact would be anti-dilutive.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation,” and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which addresses the measurement date and recognition approach for such transactions.

     The Company recognizes compensation expense related to variable awards in accordance with FIN 28. For fixed awards, the Company recognizes expense over the vesting period or the period of service.

     Stock-based compensation is comprised of sales and marketing expense of $2.2 million, $6.3 million and $1.9 million for the years ended December 31, 2000, 2001 and 2002, respectively, and general and administrative expense of $2.9 million, $6.1 million and $31,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     Prior to the Company’s initial public offering in March 2000, the Company issued shares or options to purchase shares to employees, artists and advisors. The issuance of these shares or options did not fully comply with certain requirements under the Securities Act, or available exemptions there under, and as a result the Company made a rescission offer to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to California securities law.

     As a result of completing the rescission offer in December 2001, the Company incurred stock based compensation expense for the repurchase of unexercised stock options held by employees and non-employees and shares of common stock held by employees and non-employees pursuant to the exercise of stock options. The compensation expense recorded for the repurchase of unexercised stock options (vested and unvested) from employees was the sum of the intrinsic value at the original measurement date (less any expense related to the intrinsic value recorded up to the acceptance of the rescission offer) and the amount of cash paid to the holder that exceeds the lesser of the intrinsic value at the original measurement date or upon the completion of the rescission offer. Such amount was recorded as expense immediately upon the completion of the rescission offer.

     The compensation expense recorded for the repurchase of unexercised non-employee options (vested and unvested) was calculated as the difference between the amount of cash paid for the repurchase of the options and the fair value of the options on the closing date of the rescission offer. This compensation expense was recorded over the period over which the non-employee provided services to the Company pursuant to a contract. The fair value of the options was determined using the Black-Scholes option-pricing model over the remaining life of the options. Any unamortized expense at the time of repurchase related to the initial grant of the options to the non-employees continued to be amortized over the remaining service period related to the original option grants. The key assumptions used in the Black Scholes model for the purpose of the calculation were: a risk free rate of 6%; a volatility factor of 98%; no expected dividends; and an expected life which was equal to the remaining contractual life of the options as of December 31, 2001.

     The compensation expense for the repurchase of shares issued pursuant to the exercise of options (by employees and non-employees) was calculated as the difference between the amount of cash paid for the repurchase of the shares and the fair value of the shares on the date the repurchase. The compensation expense related to the repurchase of shares from employees was recorded at the time of repurchase, and the compensation expense related to the repurchase of shares from non-employees was recorded over the period over which services were being provided.

     Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in the model and the weighted average fair value of each option granted for 2000, 2001 and 2002 are as follows:

	2000	2001	2002

Risk free interest rate	6.38%	6.38%	4.00%
Volatility	100%	180%	120%
Dividend yield	0%	0%	0%
Weighted average expected life (years)	5	5	5

Weighted average fair value of option	$58.30	$6.05	$6.13

For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amount):

		Year Ended December 31,

		2000	2001	2002

		(in thousands, except for share data)
Net loss as reported attributable to common shareholders		$85,178	$70,571	$48,192
Add:	Stock based compensation expense reported in net loss attributable to common shareholders	4,748	3,558	31
Deduct:	Total stock—based compensation expense determined under fair value methods for all awards	10,120	10,991	995

Pro forma net loss		$90,550	$78,004	$49,156

Net loss per share:
Basic and diluted — as reported		$(26.83)	$(19.49)	$(13.92)
Basic and diluted — pro forma		$(28.52)	$(21.54)	$(14.20)

     COMPREHENSIVE LOSS

     The Company’s only component of other comprehensive income is the unrealized gain (loss) on available for sale securities, which was a gain of $146,000 and $78,000 as of December 31, 2001 and 2002, respectively. These amounts have been recorded as a separate component of stockholders’ equity.

     ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Some of the more significant estimates include allowances for bad debt, impairment of long-lived assets and goodwill, stock based compensation and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is generally effective for fiscal periods beginning after December 15, 2001 and the amortization provisions of SFAS No. 142 are effective for acquisitions subsequent to June 30, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 (See Notes 2 and 8).

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, result of operation and cash flow.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145).” SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, we will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. The adoption of SFAS 145 for long-lived assets held for use did not have a material impact on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force (EITF) issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a material impact on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial position, result of operation and cash flow. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002.

     In November 2002, the FASB’s Emerging Issues Task Force (EITF) issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. The adoption of this accounting pronouncement may have a significant impact on the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company’s management has determined that they will continue to account for stock-based employee compensation in accordance with APB No. 25.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of this pronouncement may have a significant impact on the Company’s consolidated financial statements.

4. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Significant non-cash investing and financing activities are reflected in the following table:

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Cash paid for acquisitions:
Fair value of net assets acquired	$5,077	$—	$—
Net liabilities assumed	(203)	—	—
Common units/stock issued	(2,859)	—	—

Cash paid for acquisitions	$2,015	$—	$—

Accrual of dividends on redeemable preferred securities	$963	$—	$—
Securities subject to potential rescission offer	$3,924	$691	$—
Issuance/cancellation of options/warrants	$(1,372)	$(2,362)	$31
Depreciation of variable equity interests	$(6,645)	$—	$—
Conversion of redeemable common stock to common stock	$2,352	$—	$—
Issuance of stock appreciation rights/options	$2,992	$—	$—
Conversion of redeemable preferred stock and accrued dividends to common shares	$118,688	$—	$—

5. SHORT-TERM INVESTMENTS

     The Company’s short-term investments consist of the following:

	December 31, 2001		December 31, 2002

	Fair		Fair
	Market	Amortized	Market	Amortized
	Value	Cost	Value	Cost

	(in thousands)
U.S. corporate and bank debt	$16,526	$16,380	$6,124	$6,056
U.S. government and agencies	1,991	1,992	—	—

Total investments	$18,518	$18,372	$6,124	$6,056

6. PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and consist of the following:

	December 31,

	2001	2002

	(in thousands)
Computer equipment and software	$8,342	$8,680
Furniture and fixtures	1,710	1,737
Leasehold improvements	2,674	2,674

	12,726	13,091
Less accumulated depreciation	(6,649)	(9,462)

Property and equipment, net	$6,077	$3,629

7. ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURN RESERVE

     A summary of the activity of the allowance for doubtful accounts for the periods indicated is reflected in the following table:

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Balance, beginning of period	$89	$389	$1,584
Provision for doubtful accounts	653	1,503	42
Amounts charged off	(353)	(308)	(1,586)

Balance, end of period	$389	$1,584	$40

     A summary of the activity of the reserve for sales returns for the periods indicated is reflected in the following table:

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Balance, beginning of period	$34	$75	$11
Provision for sales returns	244	248	403
Amounts charged off	(203)	(312)	(132)

Balance, end of period	$75	$11	$282

8. GOODWILL

     As described in Note 3, the Company adopted SFAS No. 142 in January 2002. The following table reconciles the reported net loss for the years ended December 31, 2000, 2001, and 2002 to their adjusted amounts, excluding previously reported goodwill amortization expense, which is no longer recorded under the provisions of SFAS No. 142:

	Year Ended December 31,

	2000	2001	2002

	(in thousands, except share data)
Reported net loss attributable to common shareholders	$(85,178)	$(70,571)	$(48,192)
Goodwill amortization	3,594	2,786	—

Adjusted net loss	$(81,584)	$(67,785)	$(48,192)
Basic and diluted loss per share:
Reported net loss	$(26.83)	$(19.49)	$(13.92)
Goodwill amortization	1.13	0.77	—

Adjusted net loss	$(25.70)	$(18.72)	$(13.92)

     While not contemplated by the disclosure requirements of SFAS No. 142, the elimination of goodwill amortization in 2000 and 2001 would have increased the related recorded balances of goodwill in these periods and accordingly would have increased the loss from impairment of goodwill in 2001 and 2002 by aggregate amounts equal to the eliminated goodwill amortization.

9. ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

	December 31,

	2001	2002

	(in thousands)
Accrued cost of sales	$979	$905
Accrued payroll and related	1,015	881
Accrued professional fees	677	445
Sublease rent loss	208	119
Accrued advertising costs	457	9
Programming rights	100	—
Other accrued expenses	582	659

Total accrued expenses	$4,018	$3,018

10. INVESTMENT IN ARTISTDIRECT RECORDS, LLC

     In May 2001, the Company entered into an agreement with Frederick W. “Ted” Field to become Chairman and Chief Executive Officer of ARTISTdirect and form a new record label ARTISTdirect Records, LLC, in partnership with ARTISTdirect. On June 29, 2001, ARTISTdirect stockholders approved the employment of Mr. Field and the formation of the ARTISTdirect Records record label. ARTISTdirect Records was formed as a 50/50 co-venture between ARTISTdirect and Mr. Field, with the Company providing a $50 million financial commitment.

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North America distribution agreement and worldwide license agreement with BMG, the global music division of Bertelsmann AG. Under the terms of the agreement, BMG Distribution will distribute the label’s releases in North America, and BMG will license ARTISTdirect Records repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from the Company. As part of this transaction, BMG agreed to assume $5.0 million of the Company’s funding commitment to ARTISTdirect Records. The Company initially committed to ARTISTdirect Records a total of $50 million over five years with the Company committing to fund up to $15.0 million per year, subject to a limit of $33 million in any three year period. Any funding in excess of these amounts would require the approval of the Company’s Board of Directors. As a result of the BMG equity purchase, the Company’s funding commitment was reduced to $45 million.

     In August 2002, the Company’s Board of Directors approved an agreement (the “Bridge Loan Agreement”) to accelerate up to $10 million of its funding commitment to ARTISTdirect Records. This funding was in addition to the $15 million that the Company was obligated to advance to ARTISTdirect Records in 2002 as part of the initial $50 million funding commitment. During 2002, the Company funded its $15 million commitment plus the additional $10 million bridge loan for total advances to the record label of $25.0 million in 2002 and $30.25 million from the inception of the record label through December 31, 2002. The $10 million of accelerated funding was credited toward the satisfaction of the Company’s overall funding commitment and funding obligation for 2003 resulting in a remaining funding commitment of $2.75 million for 2003 and $12.0 million for 2004. The Company’s commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should the Company fail to meet its commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of the Company’s interest in ARTISTdirect Records.

     As consideration for entering into the Bridge Loan Agreement and funding the additional $10 million, the Company received an additional 20% interest in ARTISTdirect Records from Radar Records Holdings, L.L.C. (“FieldCo,” the entity through which Mr. Field owns his interest in ARTISTdirect Records) which resulted in an increase in the Company’s ownership share of ARTISTdirect Records to 65% from 45% and a decrease in Mr. Field’s ownership share to 30% from 50%. The Bridge Loan Agreement also provides that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by the Company will be borne both by FieldCo and the Company pro rata with their then respective ownership interests. Furthermore, the Bridge Loan Agreement provides for FieldCo to guarantee a 25% minimum annual compounded return to be realized from the Company's advances and equity interests in ARTISTdirect Records, however, there can be no assurance that such rate of return will be realized. Consequently, the Company has not recorded any amounts related to the 25% minimum annual compounded return.

     ARTISTdirect Records will require capital in 2003 in addition to the $2.75 million commitment from the Company. As a result, the Company is pursuing alternatives to raise additional capital for both itself and for ARTISTdirect Records. However, there can be no assurance that additional capital can be obtained by either the Company or by ARTISTdirect Records on reasonable terms or at all. If additional funds were raised through the issuance of equity securities of either the Company or ARTISTdirect Records, the percentage ownership of the Company’s current stockholders in the Company and/or ARTISTdirect Records would be reduced. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. In such event, we may seek to divest all or certain of our assets or the entire company in order to raise the capital necessary to sustain business operations. Should this fail we may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for stockholders.

     Because the Company does not have voting or operating control of ARTISTdirect Records, even with its majority ownership position, it does not consolidate the results of ARTISTdirect Records and it records its share of losses based on the equity method of accounting as loss from equity investments in its consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of the Company’s total funding commitment, the Company had committed to fund 100% of the operations of ARTISTdirect Records and has recorded 100% of the losses attributable to that venture from inception of ARTISTdirect Records to April 30, 2002. From May 1, 2002, the Company has recorded only its proportionate share, on the basis of remaining relative funding commitments, of any future losses of ARTISTdirect Records. The Company recognized $8.6 million and $29.3 million of equity loss from the record label for the years ended December 31, 2001 and 2002, respectively.

     The Company charged ARTISTdirect Records $200,000 and $1.35 million in 2001 and 2002, respectively, for the reimbursement of overhead costs including rent and other occupancy costs and shared personnel. These amounts are reflected as a reduction in general and administrative expense in the Company’s consolidated statements of operations.

     The carrying amount of the Company’s investment in ARTISTdirect Records represents the difference between the Company’s investment and advances and the Company’s share of losses from ARTISTdirect Records. The Company continues to record the losses of ARTISTdirect Records to the extent it has additional funding commitments. The Company records its loan advances to ARTISTdirect Records as additional equity investments. As of December 31, 2001 and 2002, the Company’s share of losses exceeded the amount of the Company’s investment and advances to those dates, resulting in a credit balance of approximately $3.0 million and $7.7 million, respectively. Therefore, the carrying amounts have been classified as a liability on the Company’s balance sheet.

     The Company has no recorded investment in the loans to ARTISTdirect Records, as the carrying amount of the loans have been reduced to zero as a result of the Company recording its share of losses of ARTISTdirect Records as of December 31, 2001 and 2002. The Company does not record interest income on the loans to ARTISTdirect Records.

     A rollforward of the Company’s net investment balance for the periods indicated is as follows:

	December 31,

	2001	2002

	(in thousands)
Balance, beginning of period	$—	$(3,027)
Investment and advances	5,300	25,000
Sale of equity interests	—	(250)
Intercompany activity with ARTISTdirect Records, LLC	187	(186)
Equity losses recorded	(8,514)	(29,236)

Balance, end of period	$(3,027)	$(7,699)

See the separate financial statements for ARTISTdirect Records, LLC as an exhibit to this Form 10-K.

11. INVESTMENTS IN OTHER AFFILIATED COMPANIES

     The Company has a 45% ownership in SnoCore, LLC and accounts for the investment under the equity method. The Company recorded equity income of $15,000 and $48,000 for this investment for the years ended December 31, 2000 and 2001, respectively, and an equity loss of $16,000 for the year ended December 31, 2002. The Company received distributions of $0, $5,000 and $0 from the investee during the years ended December 31, 2000, 2001 and 2002, respectively.

     During the year ended December 31, 2000, the Company entered into a joint venture, ARTISTdirect Latin America, LLC in which the Company held a 50% ownership interest. The Company made investments of $250,000 and $395,000 during the years ended December 31, 2000 and 2001, respectively, and recorded these amounts as its share of losses under the equity method. During 2002, the venture ceased operations and no additional investment was made or loss recognized by the Company during 2002.

12. DISCONTINUED OPERATIONS

     In December 2001, the Company made the decision to exit the music talent agency business and as a result this segment has been classified as a discontinued operation in the consolidated statement of operations for years ended December 31, 2000, 2001 and 2002 and its net results are reflected as “Income from discontinued operations.” The Agency business did not have any significant assets or liabilities associated with it and no gain or loss has been recognized related to its disposal. The wind up of operations of the Agency business was completed during 2002. A summary of the income statements of the Agency business segment is as follows:

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Agency commission revenues	$2,946	$1,043	$259
Cost of revenues	513	642	85

Gross profit	2,433	401	174
General and administrative	242	354	27

Income from discontinued operations	$2,191	$47	$147

13. INCOME TAXES

     Income taxes differ from the amount computed using a tax rate of 35% as a result of the following:

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Computed expected tax benefit	$(20,758)	$(24,474)	$(16,919)
State and local income taxes, net of federal income tax benefit	(3,200)	(3,298)	(2,311)
Goodwill amortization/write-off	1,240	4,371	276
Adjustments to deferred tax assets	—	—	2,172
Other	(303)	13	20

Increase in valuation allowance	23,021	23,388	16,762

Total tax benefit	$—	$—	$—

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) at December 31, 2001 and 2002 are presented below:

	December 31,

	2001	2002

	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$37,961	$57,477
Amortization of stock based compensation	28,944	27,819
Other	2,572	2,206

Total deferred tax assets	69,477	87,502
Less: valuation allowance	(64,574)	(81,353)

Net deferred assets	4,903	6,149
Deferred tax liability — state income taxes	(4,903)	(6,149)

Net deferred tax assets	$—	$—

     At December 31, 2002, the Company had net operating loss carryforwards totaling approximately $131.3 million for Federal income tax purposes expiring beginning in 2019 and California state net operating loss carryforwards of $130.3 million expiring beginning in 2007. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2001 and 2002 of $64.6 million and $81.4 million, respectively.

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

14. SIGNIFICANT CONTRACTS

     In February 2002, the Company amended an existing agreement with Ticketmaster pursuant to which the Company agreed to purchase online advertising totaling $2.0 million from Ticketmaster and in conjunction became entitled to certain non-exclusive opportunities to “pre-sell” tickets on the ARTISTdirect website. The Company recognized as sales and marketing expense the amount paid on straight-line basis, which approximates how the services were received, over the amended term of the agreement. The term of the amended agreement expires in April 2003.

     In connection with the issuance of Series C Preferred shares in 1999 and 2000, the Company entered into strategic relationships with four record labels. Under the terms of these agreements, the Company has the right to purchase certain content related to each of the respective companies’ artists on terms generally made available to other online music companies. Under one of the agreements, the Company provided marketing and promotional services on its network and recognized advertising and sponsorship revenues of $1.0 million and $500,000 in the years ended December 31, 2000 and 2001, respectively. The Company never received any content as expected under the agreement and during 2001 determined that the collectibility of this receivable either in the form of cash or acceptable content was impaired under this agreement. Consequently, a provision for doubtful accounts of $1.5 million was recorded in the consolidated statement of operations. The Company did not provide or receive any services or benefits from any of the other labels and did not record any revenues or expenses related to these other agreements.

     In December 1999, the Company entered into an advertising and promotion agreement with Yahoo! pursuant to which the Company purchased media placement on Yahoo! in return for cash and warrants in the Company (see Note 16 regarding treatment of warrants).. The Company recorded as sales and marketing the expense related to the amounts paid in cash to Yahoo! for advertising and promotion services over the term of the agreement on a straight-line basis that approximates how the promotions were received. On November 7, 2000, the Company amended this agreement such that it was terminated as of December 31, 2000. Yahoo! delivered certain additional page views containing the Company’s banners on various Yahoo! properties through June 30, 2001.

     In April 2000, the Company entered into an agreement with a landlord for office space for a term of ten years. In connection with the agreement, the Company issued warrants to purchase 6,250 shares of common stock at $139.30 per share. The expense related to the warrants is being amortized over the term of the agreement.

     For the years ended December 31, 2000, 2001 and 2002, the Company incurred legal expenses of approximately $464,000, $364,000 and $260,000, respectively, for legal services provided by Lenard & Gonzalez LLP and its successor firm, Lenard, Brisbin & Klotz LLP. Allen Lenard, one of the Company’s former directors who resigned from the board in September 2002, was Managing Partner of Lenard & Gonzalez LLP and is managing partner of Lenard, Brisbin & Klotz LLP.

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

15. RESCISSION OFFER

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

     As a result of the completion of the rescission offer, the Company recorded stock compensation expense of $6.9 million and $1.9 million in 2001 and 2002, respectively. The $6.9 million of compensation expense recognized in 2001 consisted of $859,000 reflected in cost of revenues and $6.1 million included in operating expenses as stock-based compensation. The $1.9 million of compensation expense recognized in 2002 consisted of $900,000 reflected in cost of revenues and $1.0 million reflected in operating expenses. No additional compensation expense related to the rescission offer is expected in 2003.

     As of December 31, 2001, the Company reclassified $2.7 million of unearned compensation (related to the original option grants subject to the rescission offer) to prepaid stock-based compensation in the balance sheet, as the underlying equity instruments were no longer outstanding as a result of the rescission of the instruments in December 2001.

     The Company did not record any compensation expense related to the shares and options of those holders who chose not to accept the rescission offer. The staff of the Securities and Exchange Commission has taken the position that a person’s federal right of rescission may survive the rescission offer. However, federal courts in the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. The Company believes that subsequent to the rescission offer, any rights to rescind will be contingent upon legal rulings, the outcome of which are not currently determinable. Accordingly, the Company will account for shares and options that were not rescinded in the rescission offer as if there is no right of rescission. In the event any rescissions occur subsequent to the expiration of the rescission offer in December 2001, the Company will account for those rescissions, if any, in the manner described above at the time those rescissions are completed.

16. STOCKHOLDERS’ EQUITY

     COMMON STOCK

     In March 2000, the Company completed an initial public offering in which it sold 500,000 shares for total proceeds, net of offering costs, of $52.4 million.

     In April 2001, the Company completed a tender offer in which it repurchased 200,000 shares of common stock for a total cost of $2.5 million. The repurchased shares are reflected as treasury stock in the balance sheet as of December 31, 2001.

     In May 2001, the Company authorized the purchase of up to $2 million worth of the Company’s common stock. During 2001, the Company repurchased in the open market or in privately negotiated transactions 39,499 shares of common stock for an aggregate purchase price of approximately $234,000. This repurchase was separate from the Company’s tender offer described above, and is reflected as treasury stock in the balance sheet as of December 31, 2001. No shares were repurchased by the Company in 2002.

     VARIABLE EQUITY INTERESTS

     During 1998, the Company issued common units, which were converted to common shares upon the conversion of the Company to a C Corporation in October 1999, to certain executive employees and its outside legal counsel in connection with services rendered and to be rendered. These units were accounted for as stock appreciation rights (Appreciation Rights), and as a result of these transactions, the Company recorded a credit to stock based compensation expense in the amount of $6.6 million for the year ended December 31, 2000 as a result of the decline in the value of the Company’s common shares from December 31, 1999 to March 31, 2000, the date on which the Appreciation Rights were settled.

     WARRANTS

     During 1999, the Company issued warrants, which were immediately exercisable, to purchase 35,967 shares of common stock at $40.00 per share to two vendors from whom it purchased merchandise. None of the warrants have been exercised as of December 31, 2002. The value of the warrants was $864,000, of which $262,000, $322,000 and $79,000 was recognized as stock based compensation in cost of revenues for the years ended December 31, 2000, 2001 and 2002, respectively. The remaining unamortized value of the warrants of $32,000 will be amortized in 2003 over the remaining agreement term.

     In December 1999, the Company issued warrants to purchase 33,926 shares of common stock at $120 per share in connection with an advertising and promotion agreement. The warrants vested in December 2001. The value of the warrants upon issuance was $2.0 million. These warrants are being accounted for as variable instruments under EITF 96-18 up through June 30, 2001, when performance under the agreement was completed and a measurement date was reached. Due to the decrease in fair value of the Company’s common stock, the value of the warrants was reduced to $66,000 as of June 30, 2001. The related expense for the years ended December 31, 2000, 2001 and 2002 was $28,000, $20,000 and $0, respectively. The warrants expired unexercised in December 2002.

     In January 2000, the Company issued warrants to purchase 6,250 shares of common stock at $139.28 per share in connection with an office lease. The warrants, which expire in January 2005, were exercisable upon grant, and none have been exercised as of December 31, 2002. The warrants were valued at $568,000 and are being amortized over the term of the related lease. During the years ended December 31, 2000, 2001 and 2002, $47,000, $57,000 and $57,000, respectively, has been recorded as stock based compensation expense.

     EQUITY TRANSFER

     In March 2000, the founders of the Company entered into a series of transactions whereby two employees and an outside legal counsel would receive the appreciation on the Company’s common stock above $139.28 per share through the third day of trading after the initial public offering. Additionally, the two employees and outside legal counsel received stock options on the third day of trading after the initial public offering with an exercise price of $139.28. There was no expense charge for the appreciation rights and stock options granted to the two employees, as the stock price was below $139.28 per share on the third day of trading and the exercise price on the stock options was greater than the fair value of the Company’s common stock on the date of grant. The fair value of the appreciation rights and stock options granted to the outside legal counsel was $2,029,000 and was recorded as expense for the year ended December 31, 2000, as the grants related to past services. The stock option grants to the outside legal counsel are reflected as option grants under the Advisor Plan (see discussion in Note 17).

17. STOCK OPTIONS

     EMPLOYEE OPTION PLAN

     In October 1999, the Company implemented the 1999 Employee Stock Option Plan that replaced the 1998 Unit Option Plan. The plan has currently reserved 801,185 shares of the Company’s common stock for issuance to employees, non-employee members of the board of directors and consultants. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares. No option may have a term in excess of 10 years. The options generally vest within three years. As of December 31, 2002, 553,179 shares remained available for future option grant.

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

     Summary stock option activity for 1999 Employee Stock Option Plan during the years ended December 31, 2000, 2001 and 2002 is as follows:

	Options Outstanding

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding options at December 31, 1999	374,578	$34.06
Granted	319,709	81.64
Exercised	(3,181)	13.72
Cancelled	(124,802)	46.18

Outstanding options at December 31, 2000	566,304	58.36
Granted	35,687	7.50
Exercised	—	—
Cancelled	(418,836)	44.78

Outstanding options at December 31, 2001	183,155	79.51
Granted	100,000	5.94
Exercised	—	—
Cancelled	(35,149)	17.02

Outstanding options at December 31, 2002	248,006	$58.43

     The Company recorded stock-based compensation of $4.7 million, $2.7 million and $31,000 related to stock options granted to employees under the 1999 Employee Stock Option Plan during the years ended December 31, 2000, 2001 and 2002, respectively.

     In February 2000, the Company accelerated the vesting of 11,480 stock options granted to an executive of the Company. The resulting compensation expense of $964,000, which represented the difference between the fair value of the Company’s common stock on the date of modification and the exercise price, was recorded during the year ended December 31, 2000.

     In May 2001, the Company granted an officer non-qualified stock options, which are not part of any stock option plan maintained by the Company, to purchase 444,480 shares of common stock at an exercise price of $7.50 per share. Of the 444,480 option shares, 302,370 are exercisable immediately (the underlying shares pursuant to the exercise of this portion of the options vest over five years from the date of the option grant), 75,588 are exercisable in the event the 30-day average closing price of the Company’s common stock on NASDAQ equals or exceeds $35.00 per share within three years from the grant date, and 66,522 are exercisable in the event the 30-day average closing price of the Company’s common stock on NASDAQ equals or exceeds $70.00 per share within three years of the grant date. The two options that are not exercisable upon grant shall also become exercisable in the event of a de-listing of the Company’s common stock from NASDAQ and a subsequent re-listing, a change in control of the Company or an involuntary termination of the officer (within three years of the date of grant). These stock option grants were non-compensatory as the exercise price exceeded the fair value of the common stock on the date of grant.

     In September 2001, the Company granted options to purchase 35,687 shares of its common stock at an exercise price of $7.50 per share to outside legal counsel. The fair value of the stock options granted to the outside legal counsel was $171,000 and was recorded as stock based compensation during 2001 as the grant related to past services.

     The following table summarizes information regarding options outstanding and options exercisable at December 31, 2002:

	Options Outstanding

		Weighted		Options Exercisable
		average
		remaining	Weighted		Weighted
Exercise	Number	contractual	average	Number	average
prices	of shares	life	exercise price	of shares	exercise price

$4.80	40,000	6.78	$4.80	20,000	$4.80
5.10	20,000	6.77	5.10	10,000	5.10
7.50	61,603	5.79	7.50	60,686	7.50
12.40	786	2.58	12.40	786	12.40
20.00	300	4.76	20.00	225	20.00
25.00	200	4.76	25.00	150	25.00
30.00	1,450	4.76	30.00	1,088	30.00
36.00	439	3.78	36.00	439	36.00
40.00	30,937	4.44	40.00	26,640	40.00
120.00	22,608	4.18	120.00	21,352	120.00
139.28	69,683	4.25	139.28	63,876	139.28

$4.80-$139.28	248,006	5.26	$58.43	205,242	$64.28

     ADVISOR OPTION PLAN

     In June 1999 and as amended in October 1999 and March 2000 the Company adopted the 1999 Artist and Artist Advisor Stock Option Plan (the Advisor Plan). The Advisor Plan has currently reserved 260,000 shares of common stock for issuance to artists for whom the Company entered into agreements related to online and e-commerce activities and their agents, business managers, attorneys and other advisors. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to one percent (1%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 37,500 shares. As of December 31, 2002, 224,464 shares remained available for future option grants. The options expire seven years from the date of grant and vesting generally varies between one to three years. In December 2001, a majority of the outstanding options under the Advisor plan were rescinded and cancelled. No new option grants under this plan were made during 2001 or 2002.

     Summary stock option activity for the Advisor Plan options during the years ended December 31, 2000, 2001 and 2002 is as follows:

	Options Outstanding

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding options at December 31, 1999	99,956	$39.24
Granted	33,302	139.28
Exercised	(13,547)	40.00
Cancelled	(375)	40.00

Outstanding options at December 31, 2000	119,336	67.05
Granted	—	—
Exercised	—	—
Cancelled	(83,800)	43.23

Outstanding options at December 31, 2001	35,536	123.29
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding options at December 31, 2002	35,536	$123.29

     The weighted average fair value of options granted under the Advisor Plan was $66.50 per option in 2000 resulting in a total value for options granted of $2.1 million. Of the $2.1 million, $1.8 million was expensed in 2000 and $300,000 was expensed in 2001.

     The following table summarizes information regarding options outstanding and options exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		average
		remaining	Weighted		Weighted
	Number	contractual	average	Number	average
Exercise prices	of shares	life	exercise price	of shares	exercise price

$36.00	1,250	3.78	$36.00	1,250	$36.00
40.00	4,422	3.61	40.00	4,422	40.00
139.28	29,864	4.25	139.28	29,864	139.28

$36.00-$139.28	35,536	4.15	$123.29	35,536	$123.29

     ARTIST OPTION PLAN

     In June 1999 and as amended in October 1999, the Company adopted the 1999 Artist Stock Plan (the Artist Plan). The Artist Plan currently has reserved 551,185 shares of common stock for issuance to artists for whom the Company entered into agreements related to their online and e-commerce activities. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares. As of December 31, 2002, 527,311 shares remained available for future option grants. The options expire seven years from the date of grant and vesting generally varies between one to three years. In December 2001, a majority of the outstanding options under the Advisor plan were rescinded and cancelled. No new option grants under this plan were made during 2001 or 2002.

     Summary stock option activity for the Artist Option Plan during the years ended December 31, 2000, 2001 and 2002 is as follows:

	Options Outstanding

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding options at December 31, 1999	214,614	$40.00
Granted	46,938	134.09
Exercised	(24,177)	40.00
Cancelled	(15,000)	40.00

Outstanding options at December 31, 2000	222,375	59.86
Granted	—	—
Exercised	—	—
Cancelled	(198,501)	57.07

Outstanding options at December 31, 2001	23,874	83.15
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding options at December 31, 2002	23,874	$83.15

     The weighted average fair value of the options granted under the Artist Option Plan in 2000 was $99.70 per option resulting in a total value for options granted of $4.7 million that has been recorded as unearned compensation in the statement of stockholders’ equity, and is being amortized over the service period of the related artist agreements.

     The following table summarizes information regarding options outstanding and options exercisable at December 31, 2002:

	Options Outstanding and Exercisable

		Weighted
		average
		remaining	Weighted
	Number	contractual	average
Exercise prices	of shares	life	exercise price

$40.00	13,499	3.66	$40.00
139.28	10,375	4.20	139.28

$40.00-$139.28	23,874	3.90	$83.15

     Total compensation expense related to the Advisor Plan and the Artist Option Plan (excluding the impact of the rescission offer) was $10.2 million, $10.6 million and $2.9 million for the years ended December 31, 2000, 2001 and 2002, respectively, of which $7.3 million, $7.2 million and $2.1 million, respectively, was included in cost of revenue, and $2.9 million, $3.4 million and $800,000, respectively, was included in operating expenses.

     The estimated fair values of the options granted under the Advisor Plan and the Artist Option Plan was determined using the Black-Scholes option-pricing model. The key assumptions used in the model for the purpose of the calculation were a risk free rate of 6.4%, a volatility factor ranging from 80% to 150%, no expected dividends and an expected life of seven years (the contractual term of the options) for options granted in 2000.

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

     EMPLOYEE STOCK PURCHASE PLAN

     In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan that has reserved 100,000 shares of common stock for issuance under this plan. This share reserve automatically increases on the first trading day in January each calendar year, by an amount equal to one percent (1%) of the total number of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 25,000 shares. Terms of the plan permit eligible employees to purchase common stock through payroll deduction of up to 15% of each employee’s compensation. The accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date at a purchase price per share equal to 85% of the fair market value per share on the participant’s entry date into the offering period or the semi-annual purchase date, whichever is lower. Pursuant to the provisions of APB No. 25, shares issued to employees under this plan are considered noncompensatory. During the years ended December 31, 2000, 2001 and 2002, 6,758 shares, 3,902 shares and 1,134 shares, respectively, were issued under this plan for total proceeds of $40,000, $17,000 and $4,000, respectively.

18. 401(K) PLAN

     In February 1999 and as amended in January 2000, the Company adopted the Cash or Deferred Profit Sharing Plan and Trust under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees of the Company age 21 years or older who complete three months of service are eligible to participate in the 401(k) Plan. The Company does not match participants’ contributions to the 401(k) Plan. Accordingly, there is no expense for the years ended December 31, 2000, 2001 and 2002.

19. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     Future minimum lease payments under operating leases for facilities and certain equipment are as follows as of the years ended December 31:

Years Ended
December 31,

(in thousands)
2003	$1,763
2004	1,754
2005	1,870
2006	1,934
2007	1,934
Thereafter	4,513

Total	$13,768

     In conjunction with our office space lease, the Company has posted a letter of credit for the benefit of the landlord in the amount of approximately $1,806,000. If the Company is not in default of its lease obligations, the amount of the letter of credit reduces annually by $451,627 (20% of the original amount) in May of each year beginning in 2002.

     Rent expense under operating leases for the years ended December 31, 2000, 2001 and 2002 for the Company was $1,735,000, $1,961,000 and $1,806,000, respectively.

     The Company has entered into a sublease with a third party for a portion of its main facility. The sublease provides for monthly payments of approximately $55,000 through April 2004 and is recorded as a reduction to general and administrative expense.

     EMPLOYMENT CONTRACTS

     Future payments under employment contracts are as follows for the years ended December 31:

Years Ended
December 31,

(in thousands)
2003	$1,500
2004	1,500
2005	1,500
2006	750
2007	—
Thereafter	—

Total	$5,250

     During 2002, certain employment agreements were amended whereby certain executives agreed to defer all or a portion of their future salaries until the Company raised new debt or equity financing of at least $20 million. The future payments under employment contracts as of December 31, 2002 shown above do not take into account these contractual deferrals. If these deferrals do not become payable, the Company’s future payment obligations under employment agreements as shown above would decrease by $1.0 million annually during 2003, 2004 and 2005 and by $500,000 during 2006.

     LITIGATION

     The Company is subject to various pending and threatened legal actions, which arise in the normal course of business. The Company’s management believes that the impact of such litigation will not have a material adverse impact on its financial position or results of operations.

20. REPORTABLE SEGMENTS

     As of December 31, 2002, the Company operates primarily through three reportable segments: E-commerce operations (“E-commerce”), Media Operations (“Media”) and Record Label operations through its iMusic record label and its 65% equity interest in ARTISTdirect Records LLC, its co-venture with Ted Field. However, since the Company does not exert voting and operating control over ARTISTdirect Records, its results are not consolidated. Prior to June 2000, the Company operated its Kneeling Elephant record label venture and its results are reflected in the record label segment.

     In prior years, the Company also considered its Talent Agency business to be a segment, but the Company decided in December 2001 to exit this business and as a result it has been shown as a discontinued operation in the Consolidated Statement of Operations. The Company also previously considered Digital Music to be a separate segment; however, this business has not developed as quickly as initially anticipated and is currently no longer considered a separate reportable segment. The segment data below has been restated for all periods to reflect the current segment structure.

     E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline. Record label revenue is generated from the sale of recorded music performed by artists signed to the Company’s wholly owned iMusic record label.

     The factors for determining reportable segments were based on service and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA (earnings or loss before interest, taxes, depreciation and amortization, including stock based compensation, and loss from impairment of goodwill). Included in EBITDA are direct operating expenses for the segment. The following table summarizes the revenue and EBITDA by segment for the years ended December 31, 2000, 2001 and 2002. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Net Revenue:
E-commerce	$12,160	$7,542	$4,713
Media	6,326	2,879	924
Record label	244	—	613

	$18,730	$10,421	$6,250

EBITDA:
E-commerce	$(4,103)	$(2,605)	$(137)
Media	(16,809)	(6,908)	(3,065)
Record label	(262)	—	(1,396)

	(21,174)	(9,513)	(4,598)
Corporate	(26,866)	(16,086)	(6,654)

	$(48,040)	$(25,599)	$(11,252)

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Reconciliation of EBITDA to Net Loss:
EBITDA per Segments	$(48,040)	$(25,599)	$(11,252)
Stock-based compensation	(12,612)	(20,820)	(4,981)
Depreciation and amortization	(6,248)	(6,512)	(2,814)
Amortization of vendor prepaid	(333)	(139)	—
Loss from impairment of goodwill	—	(11,444)	(788)
Loss from equity investments	(235)	(8,998)	(29,252)
Interest income, net	5,969	3,585	748
Income from discontinued operations	2,191	47	147

	$(59,308)	$(69,880)	$(48,192)

     The following table summarizes assets as of December 31, 2001 and 2002.

	December 31,

	2001	2002

	(in thousands)
Assets:
Corporate	$56,426	$14,455
E-commerce	498	432
Media	2,949	819
Record label	—	219

	$59,873	$15,925

     Assets by segment are those assets used in the Company operations in each segment. Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

     As of December 31, 2002, the Company had advanced $30.25 million to its record label venture, ARTISTdirect Records and recorded losses of approximately $8.6 million and $29.3 million for the years ended December 31, 2001 and 2002, respectively. See Note 10 for further discussion.

21. QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly results of operations for the eight most recent quarters ended December 31, 2002. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Net revenue	$3,128	$2,739	$1,989	$2,565
Gross loss	(2,152)	(1,558)	(2,063)	(4,076)
Loss from continuing operations	(17,096)	(10,908)	(19,432)	(22,491)
Income (loss) from discontinued operations	14	(42)	71	4

Net loss	$(17,082)	$(10,950)	$(19,361)	$(22,487)
Net loss attributed to common shareholders	$(17,246)	$(11,123)	$(19,557)	$(22,645)
Basic and diluted loss per share:
From continuing operations	$(4.56)	$(3.06)	$(5.50)	$(6.45)
From discontinued operations	—	(0.01)	0.02	—

Total	$(4.56)	$(3.07)	$(5.48)	$(6.45)

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Net revenue	$1,331	$1,441	$1,758	$1,720
Gross loss	(1,490)	(1,270)	(862)	(868)
Loss from continuing operations	(13,323)	(15,201)	(9,991)	(9,824)
Income (loss) from discontinued operations	158	(11)	—	—

Net loss	$(13,165)	$(15,212)	$(9,991)	$(9,824)
Net loss attributed to common shareholders	$(13,165)	$(15,212)	$(9,991)	$(9,824)
Basic and diluted loss per share:
From continuing operations	$(3.85)	$(4.40)	$(2.89)	$(2.84)
From discontinued operations	0.05	—	—	—

Total	$(3.80)	$(4.40)	$(2.89)	$(2.84)

ARTISTDIRECT RECORDS, LLC

INDEPENDENT AUDITORS’ REPORT

The Members
ARTISTdirect Records, LLC

We have audited the accompanying balance sheets of ARTISTdirect Records, LLC (the Company) as of December 31, 2001 and 2002 and the related statements of operations, changes in members’ deficit and cash flows for the period from May 31, 2001 (inception) through December 31, 2001 and for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARTISTdirect Records, LLC as of December 31, 2001 and 2002 and the results of its operations and its cash flows for the period from May 31, 2001 (inception) through December 31, 2001 and for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ARTISTdirect Records, LLC will continue as a going concern. As more fully described in note 1, the Company has incurred substantial operating losses and negative cash flows from operations to date. The Company needs additional capital to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   KPMG LLP

Los Angeles, CA
February 14, 2003

ARTISTDIRECT RECORDS, LLC

BALANCE SHEETS
(IN THOUSANDS)

	December 31,	December 31,
	2001	2002

Assets
Current assets:
Cash and cash equivalents	$65	$—
Accounts receivable, net	—	18
Inventory, net	—	85
Prepaid expenses	59	118

Total current assets	124	221
Property and equipment, net	21	231
Other assets, net	115	85

	$260	$537

Liabilities and Members’ Equity (Deficit)
Current liabilities:
Accounts payable	360	531
Accrued expenses	378	2,122
Due to ARTISTdirect, Inc.	187	1
Net liability to distributor	2,500	4,113

Total current liabilities	3,425	6,767
Interest payable	135	1,276
Loan advances from related parties	5,250	35,000

Total liabilities	8,810	43,043

Members’ Equity	(8,550)	(42,506)

	$260	$537

See accompanying notes to financial statements.

ARTISTDIRECT RECORDS, LLC

STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Period from May 31,
	2001 (inception) to	Year Ended
	December 31, 2001	December 31, 2002

Net revenue	$—	$3,709
Cost of revenue:
Manufacturing and distribution expenses	—	1,305
Advances and royalties, net	3,174	8,788

Total cost of revenue	3,174	10,093
Gross loss	(3,174)	(6,384)
Operating expenses:
Sales and marketing	799	12,029
General and administrative	4,549	14,374
Depreciation	2	36

Total operating expenses	5,350	26,439
Loss from operations	(8,524)	(32,823)
Interest expense, net	126	1,133

Net loss	$(8,650)	$(33,956)

See accompanying notes to financial statements

ARTISTDIRECT RECORDS, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)
(IN THOUSANDS)

Members'
Equity
(Deficit)

Balance at May 31, 2001 (inception)	$—
Initial capital contribution upon formation	100
Net loss	(8,650)

Balance at December 31, 2001	(8,550)
Net loss	(33,956)

Balance at December 31, 2002	$(42,506)

See accompanying notes to financial statements.

ARTISTDIRECT RECORDS, LLC

STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	Period from May 31,
	2001 (inception) to	Year Ended
	December 31, 2001	December 31, 2002

Cash flows from operating activities:
Net loss	$(8,650)	$(33,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	36
Allowance for obsolescence	—	250
Allowance for sales returns	—	800
Changes in assets and liabilities:
Accounts receivable	—	(18)
Prepaid expenses and other current assets	(59)	(394)
Other assets	(115)	30
Accounts payable, accrued expenses and other liabilities	738	1,673
Due to ARTISTdirect, Inc.	187	(186)
Net liability to distributor	2,500	813

Net cash used in operating activities	(5,397)	(30,952)
Cash flows from investing activities:
Purchases of property and equipment	(23)	(246)

Net cash used in investing activities	(23)	(246)
Cash flows from financing activities:
Proceeds from loan advances from ARTISTdirect, Inc.	5,250	25,000
Proceeds from loan advances from BMG	—	4,750
Net increase in interest payable	135	1,141
Net increase in cash overdraft	—	242
Proceeds from initial capital contributions	100	—

Net cash provided by financing activities	5,485	31,133
Net increase (decrease) in cash and cash equivalents	65	(65)
Cash and cash equivalents at beginning of period	—	65

Cash and cash equivalents at end of period	$65	$—

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$—	$—

Cash paid during the period for taxes	$—	$—

See accompanying notes to financial statements.

ARTISTDIRECT RECORDS, LLC

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     ORGANIZATION

     ARTISTdirect Records, LLC (the “Company”) was formed in May 2001 as a 50/50 owned record company between ARTISTdirect, Inc.(“ARTISTdirect”) and Radar Records Holdings, LLC (“Radar Records”), an entity owned and controlled by Ted Field, Chairman and Chief Executive Officer of ARTISTdirect. The Company commenced operations in July 2001. At the time of formation of the Company, ARTISTdirect committed to provide funding of up to $50 million over five years, funding up to $15 million per year. In November 2001, ARTISTdirect agreed to sell a 5% equity interest in the Company to BMG Music, a wholly-owned partnership of Bertelsmann Music Group, Inc., the global music division of Bertelsmann AG (“BMG”), in connection with entering into a North American distribution agreement and a worldwide licensing agreement. In April 2002, these agreements were formally executed. As part of these transactions, BMG agreed to advance certain monies against net sales proceeds under the agreements and also assumed $5.0 million of ARTISTdirect’s funding commitment to the operations of the Company.

     In August 2002, ARTISTdirect agreed to accelerate up to $10 million of its funding commitment to the Company under a bridge loan agreement. As part of the consideration for the accelerated funding, the full $10 million having been advanced during 2002, ARTISTdirect’s ownership percentage in the Company increased from 45% to 65% and Radar Record’s ownership percentage decreased to 30%. BMG’s ownership percentage remained at 5%.

     GOING CONCERN

     The Company has incurred losses and negative cash flows from operations since inception in 2001 and has an accumulated deficit of $42.5 million as of December 31, 2002. For the year ended December 31, 2002, the Company incurred a net loss of $34.0 million and negative operating cash flows of $31.0 million. The Company has relied on loan and distribution advances to fund its operations to date. During 2002, the Company received loan advances of $29.75 million from ARTISTdirect and BMG and has received $35.0 million of loan advances through December 31, 2002. Management expects its operating losses to continue for the foreseeable future. The Company will require additional advances or equity funding in order to meet anticipated needs for working capital and capital expenditures during the next twelve months. The Company is attempting to raise additional funding through the sale of its equity, but does not have any formal commitments as of the date of these financial statements. If such funding is not available, then the Company may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for equity holders. The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include deposits in a money-market account that are readily convertible into cash and have an original maturity date of 90 days or less.

     REVENUE RECOGNITION

     Revenue consists primarily of the sale of compact discs by artists signed under contract with the Company. The Company recognizes revenues upon the shipment of compact discs from its distributor to retailers and independent wholesalers and records appropriate reserves for product returns. At the time of the shipment of the product, the following criterion under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” have been met: the seller’s price to the buyer is substantially fixed or determinable at the date of sale; the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; the buyer acquiring the product for resale has economic substance apart from that provided by the seller; the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; the amount of future returns can be reasonably estimated.

     The Company estimates the provision for returns on a quarterly basis by album based on the amount of time since the initial album release, the actual returns to date, the trend of sales activity (sales by the retailers and wholesalers) and the number of unsold units at retailers and wholesalers. Returns to the Company’s distributor are deemed to be returns to the Company. Revenues recorded for the year ended December 31, 2002 are net of a provision for actual and estimated future returns of $1.7 million.

     COST OF REVENUE

     Manufacturing expenses consists of the cost of pressing compact discs, manufacturing printed booklets and packaging materials and a provision for the obsolescence of finished goods and components. Distribution expenses consist of the distribution fee payable to BMG and other distribution expenses including the cost of processing returns and warehousing inventory. Artist advances and royalty expenses consist of payments made to artists and others in connection with the recording of an album.

     ARTIST ADVANCES

     Artist advances consists of the amounts advanced to artists in connection with the recording of their albums. In addition, included in artist advances are costs expended for producer fees, musician fees, engineering and studio costs, equipment costs, mastering and remix costs, sample clearances and artist living expenses during recording. Artist advances are typically recoupable from artist royalties earned from the sale of compact discs. The Company expenses these advances when incurred as the Company’s artists have limited or no history of album sales.

     INVENTORY

     Inventory, net of a provision for obsolescence, consists of finished albums maintained in the warehouse of the Company’s distributor and is stated at the lower of cost or net realizable value.

     DEPRECIATION

     Depreciation is provided using the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture and fixtures	7 years
Studio equipment	7 years

     INCOME TAXES

     The Company is treated as a limited liability company for federal and state income tax reporting purposes whereby income (or losses) of the Company is reported in the individual income tax returns of the Company’s members.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation,” and complies with the disclosure requirements of SFAS No.

123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which addresses the measurement date and recognition approach for such transactions. The Company recognizes compensation expense related to variable awards in accordance with FIN 28. For fixed awards, the Company recognizes expense over the vesting period or the period of service

     The Company has not recorded any stock-based compensation expense for the periods ended December 31, 2001 and 2002.

     CONCENTRATION OF CREDIT RISK AND SUPPLIER RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in high credit quality instruments. Cash balances at certain financial institutions may exceed the FDIC insurance limits. The Company’s exposure to losses on receivables is dependent upon the financial condition of its distributor, BMG, who is responsible for credit losses from retail or wholesale customers.

     The Company purchases its inventory from a limited number of suppliers. However, there are a number of alternative suppliers who can provide manufacturing services for the Company.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the short maturity of these instruments.

     ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Some of the more significant estimates are the allowance for sales returns and inventory obsolescence. Actual results could differ from those estimates.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is generally effective for fiscal periods beginning after December 15, 2001 and the amortization provisions of SFAS No. 142 are effective for acquisitions subsequent to June 30, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 (See Note 2 and 8).

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, result of operation and cash flow.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145).” SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, we will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. The adoption of SFAS 145 for long-lived assets held for use did not have a material impact on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force (EITF) issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a material impact on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial position, result of operation and cash flow. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002.

     In November 2002, the FASB’s Emerging Issues Task Force (EITF) issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. The adoption of this accounting pronouncement is not expected to have a significant impact on the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial

Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company’s management has determined that they will continue to account for stock-based employee compensation in accordance with APB No. 25.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of this pronouncement may have a significant impact on the Company’s consolidated financial statements.

3. ARTIST ADVANCES

     As of December 31, 2002, ARTISTdirect Records had signed recording agreements with 17 artists and advanced a total of $11.3 million in artist advances and recording costs. As of December 31, 2001, the Company had signed seven artists and advanced a total of $3.2 million. The amount of these advances is recoupable against royalties to be earned by the artists based on sales. However, given that most of the artists signed by the label have no previous track record, the venture has expensed the advances as incurred. As of December 31, 2002, ARTISTdirect Records is contractually committed to additional minimum artist advances of approximately $2.0 million. This advance commitment could increase by an additional approximate $2.0 million depending upon the sales performance of certain initial releases and excludes approximately $30 million that could be advanced under the exercise of options for additional albums at the Company’s sole discretion. In January 2003, the Company signed an additional artist and committed to additional advances of $2.0 million.

4. PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and consist of the following:

	December 31,

	2001	2002

	(in thousands)
Computer equipment and software	$13	$71
Furniture and fixtures	10	29
Studio equipment	—	169

	23	269
Less accumulated depreciation	(2)	(38)

Property and equipment, net	$21	$231

5. ALLOWANCE FOR SALES RETURN RESERVE

     A summary of the activity of the reserve for sales returns for the periods indicated is reflected in the following table:

	Period Ended	Year Ended
	December 31, 2001	December 31, 2002

	(in thousands)
Balance, beginning of period	$—	$—
Provision for sales returns	—	1,689
Actual returns	—	(889)

Balance, end of period	$—	$800

6. ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

	December 31,

	2001	2002

	(in thousands)
Accrued compensation and related	$94	$1,082
Accrued sales and marketing	100	530
Accrued royalties	—	245
Other accrued expenses	184	265

Total accrued expenses	$378	$2,122

7. SIGNIFICANT CONTRACTS

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North American distribution agreement and worldwide license agreement with BMG Music ("BMG"), the global music division of Bertelsmann AG. Under the terms of the agreement, BMG distributes ARTISTdirect Records’ releases in North America, and BMG licenses ARTISTdirect Records’ repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized including BMG’s purchase of 5% of the equity of ARTISTdirect Records from ARTISTdirect, Inc. In connection with the purchase of equity, BMG agreed to assume $5.0 million of ARTISTdirect’s funding commitment to ARTISTdirect Records that it advanced during 2002. This loan advance bears interest at a rate of LIBOR plus four percent and the principal and interest are not repayable until December 31, 2015 or upon such time as the Company achieves certain defined levels of excess cash flow and available cash.

     Under the distribution and license agreements, BMG has made non-returnable advances to the Company of $2.5 million in 2001, $2.5 million in 2002 and $2.0 million in January 2003 that are recoupable from net sales proceeds from the Company’s artist repertoire. The advances are to be recouped on a monthly basis based on a defined calculation. As of December 31, 2001 and 2002, the unrecouped balance related to distribution advances from BMG was $2.5 million and $4.1 million, respectively.

8. RELATED PARTY TRANSACTIONS

     In connection with the formation of the Company, ARTISTdirect, Inc. which initially owned 50% of the membership units of the Company, committed to fund 100% of the Company’s operations up to a total of $50 million over 5 years. ARTISTdirect, Inc.’s funding commitment was reduced to $45 million in connection with its sale of 5% of the equity of ARTISTdirect Records to BMG who assumed $5 million of the funding commitment. The loan advances provided to the Company by ARTISTdirect and BMG bear interest at a rate of LIBOR plus four percent and the principal and interest are not repayable until December 31, 2015 or upon such time as the Company achieves certain defined levels of excess cash flow and available cash. As of December 31, 2001 and 2002, the Company had loans payable to ARTISTdirect, Inc. of $30.25 million and to BMG of $4.75 million, respectively. In addition, as of December 31, 2001 and 2002, the Company had accrued interest payable to ARTISTdirect, Inc. of $135,000 and $1.1 million, respectively, and to BMG of $0 and $189,000, respectively.

     ARTISTdirect, Inc. provides certain services to the Company under a shared services agreement. These services include the providing of office space, internet and telephone services and the services of certain ARTISTdirect, Inc. personnel primarily in the areas of accounting, legal, information technology, human resources and administration. During the period from May 31 to December 31, 2001 and the year ended December 31, 2002, the Company reimbursed ARTISTdirect, Inc. $1.35 million and $200,000, respectively.

9. MEMBERS’ EQUITY

     Upon its formation in May 2001, the Company issued 10,000,000 membership units for total proceeds of $100,000.

     A member has entered into contingent compensation agreements whereby certain employees and non-employees would receive a portion of the proceeds received by one of the members of the Company upon a sale event as defined in the contingent compensation agreements. The percentage of the sale proceeds that these individuals shall receive is subject to vesting provisions of up to 5 years. As of December 31, 2002, the Company had entered into contingent compensation agreements that would result in the payment of up to approximately 11.8% of the sale proceeds received by the member of the Company that is a party to these agreements. As of December 31, 2002, approximately 42% of the 11.8%, or a total of approximately 5.0% of the sale proceeds subject to payment under these agreements, is vested. The Company shall recognized compensation expense for any payments made under these arrangements upon the occurrence of a sale event as defined in the contingent compensation agreements. No such event has occurred as of December 31, 2002.

10. 401(K) PLAN

     In 2001, the Company adopted ARTISTdirect, Inc.’s Cash or Deferred Profit Sharing Plan and Trust under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees of the Company age 21 years or older who complete three months of service are eligible to participate in the 401(k) Plan. The Company does not match participants’ contributions to the 401(k) Plan. Accordingly, there is no expense for the year ended December 31, 2002 and the period from May 31, 2001 (inception) and December 31, 2001.

11. COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments under operating leases for certain equipment are as follows for of the years ended December 31:

Years Ended
December 31,

(in thousands)
2003	$10
2004	8

Total	$18

     Future payments under employment contracts are as follows:

Years Ended
December 31,

(in thousands)
2003	$5,324
2004	2,771
2005	1,585
2006	875
Thereafter	—

Total	$10,555

     During 2002, the employment agreement of the Company’s chief executive was amended whereby the executive agreed to defer all of his future salary until the Company raised new debt or equity financing of at least $20 million. The future payments under employment contracts as of December 31, 2002 shown above do not take into account this contractual deferral. If this deferral does not become payable, the Company’s future payment obligations under employment agreements as shown above would decrease by $1.0 million annually during 2003, 2004 and 2005 and by $500,000 during 2006.

     LITIGATION

     The Company is subject to various pending and threatened legal actions, which arise in the normal course of business. The Company’s management believes that the impact of such litigation will not have a material adverse impact on its financial position or results of operations.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 - 7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 - 7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Registrant’s Certificate of Incorporation and Bylaws determining the rights of holders of the Registrant’s common stock.

EXHIBIT NO.		DESCRIPTION

4.2		Specimen common stock certificate. Incorporated by reference to Exhibit 4.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No 333-87547), as amended by Amendment No.’s 1 - 7 thereto.

4.3		Registration Rights Letter Agreement dated May 31, 2001 between the Registrant and Frederick W. Field. Incorporated by reference to Exhibit 3 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.1	†	Amendment No. 1 dated February 27, 2002 to the Agreement dated July 19, 2000 between the Registrant and Ticketmaster. Incorporated by reference to Exhibit 10.35 in the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.2	†	Escrow Agreement dated March 13, 2002 among the Registrant, Ticketmaster and JPMorgan Chase Bank. Incorporated by reference to Exhibit 10.36 in the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.3	†	Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc. Incorporated by reference to Exhibit 10.37 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.4	†	Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect, Inc. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr Field. Incorporated by reference to Exhibit 10.38 in the Registrant’s Current Report on Form 8-K filed on December 13, 2002.

10.5	†	Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect Records, L.L.C. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field. Incorporated by reference to Exhibit 10.39 in the Registrant’s Current Report on Form 8-K filed on December 13, 2002.

10.6		Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Keith Yokomoto to amend the Employment Agreement dated July 1, 2001 between ARTISTdirect, Inc. and Mr Yokomoto. Incorporated by reference to Amendment No. 1 to Exhibit 10.40 in the Registrant’s Quarterly Report on Form 10-Q/A filed on December 23, 2002.

10.7		Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Marc Geiger to amend the Employment Agreement dated July 28, 1998, as amended on July 1, 2001, between ARTISTdirect, Inc. and Mr. Geiger. Incorporated by reference to Exhibit 10.41 in the Registrant’s Current Report on Form 8-K filed on December 23, 2002.

10.8		Letter Agreement dated December 11, 2002 between the Registrant and Benn Co., LLC consenting to the assignment by Old Glory Boutique Distributing, Inc. to Benn Co., LLC of the Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc.

10.9	†	Agreement for Services dated as of June 13, 2002 between the Registrant and Frankel & Company.

21.1		Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No 333-50576), as amended by Amendment No.’s 1 - 5 thereto.

23.1		Consent of KPMG LLP with respect to ARTISTdirect, Inc. and subsidiaries

23.2		Consent of KPMG LLP with respect to ARTISTdirect Records, LLC

24.1		Powers of Attorney. See signature page to this Annual Report on Form 10-K.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.