Form 10-K/A
period 2002-12-31
ARTISTDIRECT INC
filed 2003-04-30
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission file number 000-30063

ARTISTDIRECT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4760230 (I.R.S. Employer Identification No.)

5670 Wilshire Boulevard, Suite 200, Los Angeles, California (Address of principal executive offices)	90036 (Zip code)

Registrant’s telephone number, including area code: (323) 634-4000

     Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

PORTIONS AMENDED/EXPLANATORY NOTE

     ARTISTDIRECT, Inc. previously anticipated incorporating by reference from the definitive proxy statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. However, in accordance with paragraph 3 of General Instruction G to Form 10-K, we hereby amend Part III (Items 10, 11, 12 and 13) contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed with the Securities and Exchange Commission on March 31, 2003, to provide the additional required information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions, as set forth below. Except as set forth in Items 10, 11, 12 and 13 below, no other changes are made to our Report on Form 10-K for the fiscal year ended December 31, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors, Executive Officers and Key Employees

     The following table sets forth certain information regarding our directors, executive officers and certain key employees as of March 31, 2003:

Name	Age	Positions with ARTISTdirect

Frederick W. Field	50	Chairman of the Board and Chief Executive Officer
Marc P. Geiger	40	Vice-Chairman of the Board and President, Artist Services
Stephen M. Krupa	38	Director
Benjamin S. A. Moody	43	Director
Jerry H. Rubinstein	64	Director
Keith K. Yokomoto	40	President, Chief Operating Officer and Director
James B. Carroll	47	Executive Vice President, Chief Financial Officer and Secretary
Thomas F. Fuelling	41	Executive Vice President, Finance and Operations

     The following is a brief description of the capacities in which each of our directors, executive officers and key employees has served during the past five years.

     Frederick W. Field has served as our Chief Executive Officer and Chairman of the Board since June 2001. Mr. Field also currently serves as Chief Executive Officer of ARTISTdirect Records, LLC (a joint venture among ARTISTdirect Recordings, Inc., our wholly-owned subsidiary, Radar Records, LLC, an entity controlled by Mr. Field, and BMG Entertainment) and as Chairman of the Board and Chief Executive Officer of Radar Pictures, Inc., a film production company. From 1990 to 2001, Mr. Field served as Co-Chairman of Interscope Records, a music production company. From 1979 to 1997, Mr. Field served as Chairman of the Board and Chief Executive Officer of Interscope Communications, Inc.

     Marc P. Geiger co-founded ARTISTdirect, Inc. and has served as President, Artist Services and Vice-Chairman of the Board since June 2001. Mr. Geiger served as Chief Executive Officer from our inception to June 2001 and as our Chairman of the Board from July 1998 to June 2001. From January 1992 to December 1996, Mr. Geiger was the Senior Vice President of Marketing, A&R and New Media at American Recordings, Inc. From 1984 to 1991, Mr. Geiger worked as a talent agent for Regency Artists, that was later acquired by the William Morris Agency. In 1990, Mr. Geiger co-founded the Lollapalooza concert tour.

     Stephen M. Krupa has served as a director since May 1999. Mr. Krupa is a founding member and Managing Director of Psilos Group Managers, LLC, a private venture capital fund focused on the digital media, information technology and health care sectors. Mr. Krupa is currently a director of several private technology and healthcare companies. From February 1995 to July 1998, Mr. Krupa held various positions at Wasserstein Perella & Co., most recently as a Vice President where he specialized in mergers and acquisitions advisory work. Mr. Krupa received his B.S. in Mechanical Engineering from the University of South Florida and his M.B.A. from the Wharton School of the University of Pennsylvania.

     Benjamin S. A. Moody has served as a director since March 2001. Mr. Moody currently serves as Vice Chairman of CCM Investments, LLC and is a director of several private companies. From June 1998 to June 2001, Mr. Moody served as Vice Chairman and Chief Financial Officer of Cisneros Television Group, a media entertainment company, as well as Managing Director and Chief Financial Officer of Ibero-American Media Partners II, Ltd., a joint venture between the Cisneros Group of Companies and Hicks, Muse, Tate & Furst Mr. Moody currently serves as a director of several private companies. From June 1996 to June 1998, Mr. Moody was a Managing Director of Violy, Byorum and Partners, LLC. From June 1992 to June 1996, Mr. Moody was a Vice President of Citicorp Securities, Inc. Mr. Moody received his B.A. in English Language and Literature from Saint Benet’s Hall, Oxford University.

     Jerry H. Rubinstein has served as a director since October 2002. Mr. Rubinstein is the founder, Chairman and Chief Executive Officer of Music Imaging & Media, Inc., a digital music programming service for commercial establishments. From 1986 to 1997, Mr. Rubinstein served as Chairman and Chief Executive Officer of DMX, Inc., which operated Digital Music Express, a digital music service delivered over cable television and satellite distribution. Mr. Rubinstein holds a Bachelor of Science degree from University of California, Los Angeles and a Doctorate of Jurisprudence from Loyola School of Law. He is a member of the State Bar of California, a Certified Public Accountant and a member of both the California Society and the American Institute of Certified Public Accountants.

     Keith K. Yokomoto co-founded ARTISTdirect, Inc. and has served as President since July 1999, as Chief Operating Officer since January 1997 and as a director since July 1998. From September 1985 to January 1997, Mr. Yokomoto was a manager of new ventures and business development and a project engineer at Hughes Electronics. Mr. Yokomoto received his B.S. in Mechanical Engineering from the University of California at San Diego and his M.B.A. from the University of Southern California.

     James B. Carroll has served as Executive Vice President and Chief Financial Officer since May 1999. Mr. Carroll has served as Secretary since July 1999. From November 1994 to May 1999, Mr. Carroll was a Managing Director in the Media & Entertainment Group at Bear, Stearns & Co. Inc., where he served as an investment banker to companies primarily in broadcasting and new media. From January 1989 to August 1994, Mr. Carroll was a Managing Director at Smith Barney Inc., where he co-founded the Media & Communications Group and served on the Investment Banking Management Committee. Mr. Carroll received his B.A. in Psychology from Claremont McKenna College and his M.B.A. from Harvard Business School.

     Thomas F. Fuelling has served as Executive Vice President, Finance and Operations since April 2000. Mr. Fuelling previously served as Vice President, Finance, from October 1999 through April 2000. From April 1998 to September 1999, Mr. Fuelling was Vice President, Finance and CFO of Sega GameWorks, LLC. From December 1995 to March 1998, Mr. Fuelling was Executive Vice President, Finance and CFO of Village Roadshow Pictures. From March 1994 to November 1995, Mr. Fuelling was Vice President and Controller of The Samuel Goldwyn Company. From 1984 to 1994, Mr. Fuelling was a certified public accountant with Price Waterhouse LLP in its Entertainment practice unit. Mr. Fuelling received his B.S. in Business Administration from the University of Southern California and his Master of Management from Northwestern University.

     Our executive officers are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the directors or executive officers of ARTISTdirect.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of our Board of Directors currently consists of Messrs. Krupa, Moody and Rubinstein. Clifford Friedman and Allen Lenard served as members of our Compensation Committee from January 2002 until their respective resignations in August and September 2002, and were replaced by Messrs. Moody and Rubinstein. None of these individuals was an officer or employee of ARTISTdirect at any time during the 2002 fiscal year or at any other time. No current executive officer of ARTISTdirect has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee. For the year ended December 31, 2002, we paid Lenard, Brisbin & Klotz LLP approximately $260,000 for legal services provided to ARTISTdirect. Mr. Lenard, a former member of our Board of Directors and Compensation Committee who resigned in September 2002, is Managing Partner of Lenard, Brisbin & Klotz LLP.

Director Compensation

     Directors who are not employees of ARTISTdirect or one of its subsidiaries do not currently receive any cash compensation from ARTISTdirect for their service as members of our Board of Directors or any Board committee. However, directors are reimbursed for all reasonable travel and lodging expenses incurred by them in attending Board and committee meetings. All directors are eligible to participate in the ARTISTdirect 1999 Employee Stock Option Plan.

     In January 2002, in connection with his initial appointment to our Board, our Board granted Lee Masters, one of our former outside directors, an option to purchase up to 20,000 shares of our common stock at a price per share of $7.50. The option was immediately exercisable for 10,000 shares. The option terminated as to the remaining 10,000 shares when Mr. Masters resigned from our Board. At the time of the grant, the fair market value of our common stock was $10.60 per share, based on the last reported sale on The Nasdaq National Market. In April 2002, our Board granted Fredric Roberts, one of our former outside directors, an option to purchase up to 20,000 shares of our common stock at a price per share of $9.65, which was the last closing price of our common stock as of the date of grant. The option is immediately exercisable for 10,000 shares. The option terminated as to the remaining 10,000 shares when Mr. Roberts resigned from our Board.

     In October 2002, in connection with his initial appointment to our Board, our Board granted Jerry Rubinstein, one of our current outside directors, an option to purchase up to 20,000 shares of our common stock at a price per share of $5.10, which was the last closing price of our common stock as of the date of grant. The option is immediately exercisable for 10,000 shares and becomes exercisable for the remaining shares in three equal annual installments upon each anniversary of the date of grant, subject to Mr. Rubinstein’s continued service to ARTISTdirect. Also in October 2002, our Board granted Stephen Krupa and Benjamin Moody, two of our outside directors, each an option to purchase up to 20,000 shares of our common stock at a price per share of $4.80, which was the last closing price of our common stock as of the date of grant. Each option is immediately exercisable for 10,000 shares and becomes exercisable for the remaining shares in three equal annual installments upon each anniversary of the date of grant, subject to each of Messrs. Krupa’s and Moody’s respective continued service to ARTISTdirect.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports which we received from such persons for their 2002 fiscal year transactions in our common stock and their holdings of our common stock, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2002 fiscal year, Messrs. Krupa and Moody each filed one late Form 4 report covering one transaction each. Other than the foregoing instances, we believe that the reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our other directors, executive officers and greater than ten percent beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning the compensation earned by ARTISTdirect’s Chief Executive Officer and each of the three other most highly compensated executive officers of ARTISTdirect whose salary and bonus for the 2002 fiscal year was in excess of $100,000, for services rendered in all capacities to ARTISTdirect and its subsidiaries for the fiscal years ended December 31, 2000, 2001 and 2002. No other executive officers who would have otherwise been includable in such table on the basis of salary and bonus earned for the 2002 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the named executive officers.

SUMMARY COMPENSATION TABLE

							Long-Term
		Annual Compensation					Compensation

							Awards
						Other Annual	Securities Underlying	All Other
Name and Principal Positions	Year	Salary($)		Bonus($)		Compensation($)(1)	Options (#)	Compensation($)

Frederick W. Field	2002	$812,500	(2)	$—	(4)	$—	—	—
Chairman and	2001	750,000	(3)	—		—	444,480	—
Chief Executive Officer
Marc P. Geiger	2002	458,333		—	(5)	7,800	—	—
Vice-Chairman and	2001	325,000		350,000		7,800	—	—
President, Artist Services	2000	156,250		120,833		1,300	—	—
Keith K. Yokomoto	2002	402,778		—	(6)	7,800	—	—
President, Chief Operating	2001	325,000		350,000		7,800	—	—
Officer and Director	2000	156,250		104,167		1,300	69,682	—
James B. Carroll	2002	250,000		—		7,800	—	—
Executive Vice President	2001	150,000		100,000		7,800	—	390,339 (7)
and Chief Financial Officer	2000	156,250		79,167		—	22,608	—

(1)	Reflects car allowance.

(2)	Includes $541,667 of salary received in connection with Mr. Field’s service as Chief Executive Officer of ARTISTdirect Records, LLC. ARTISTdirect Records is a co-venture which is indirectly jointly owned by ARTISTdirect and Mr. Field. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(3)	Includes $500,000 of salary received in connection with Mr. Field’s service as Chief Executive Officer of ARTISTdirect Records. ARTISTdirect Records is a co-venture which is indirectly jointly owned by ARTISTdirect and Mr. Field. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(4)	From July 16, 2002, Mr. Field has elected to defer all of his salary under his employment agreements with ARTISTdirect and ARTISTdirect Records. During 2002, Mr. Field deferred $229,167 of salary from ARTISTdirect and $458,334 of salary from ARTISTdirect Records. These deferred amounts, net of applicable tax withholdings, will be paid in a cash lump sum by ARTISTdirect and ARTISTdirect Records, respectively, within thirty days after the consummation of a private financing of at least $20,000,000 or, if earlier, the occurrence of (i) a merger, consolidation, sale of fifty percent (50%) or more of the voting securities or sale of all or substantially all of the assets of ARTISTdirect or ARTISTdirect Records, respectively, (ii) Mr. Field’s attainment of age 65, or (iii) the termination of Mr. Field’s employment with ARTISTdirect or ARTISTdirect Records, respectively. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(5)	From November 1, 2002, Mr. Geiger has elected to defer 50% of his salary under his employment agreement with ARTISTdirect. During 2002, Mr. Geiger deferred $41,667 of salary. This deferred amount, net of applicable tax withholdings, will be paid in a cash lump sum by ARTISTdirect within thirty days after the consummation of a private financing of at least $20,000,000 or, if earlier, the occurrence of (i) a merger, consolidation, sale of fifty percent (50%) or more of the voting securities or sale of all or substantially all of the assets of ARTISTdirect, (ii) Mr. Geiger’s attainment of age 65, or (iii) the termination of Mr. Geiger’s employment with ARTISTdirect. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(6)	From August 1 through August 31, 2002, Mr. Yokomoto has elected to defer 33% of his salary, and from September 1, 2002, Mr. Yokomoto has elected to defer 50% of his salary, under his employment agreement with ARTISTdirect. During 2002, Mr. Yokomoto deferred $97,222 of salary. This deferred amount, net of applicable tax withholdings, will be paid in a cash lump sum by ARTISTdirect within thirty days after the consummation of a private financing of at least $20,000,000 or, if earlier, the occurrence of (i) a merger, consolidation, sale of fifty percent (50%) or more of the voting securities or sale of all or substantially all of the assets of ARTISTdirect, (ii) Mr. Yokomoto’s attainment of age 65, or (iii) the termination of Mr. Yokomoto’s employment with ARTISTdirect. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(7)	Paid in connection with ARTISTdirect’s rescission offer completed in December 2001, pursuant to which Mr. Carroll’s options to purchase up to 45,918 shares of ARTISTdirect’s common stock were canceled in exchange for this payment.

Stock Options and Stock Appreciation Rights

     No stock options or stock appreciation rights were granted to the named executive officers during the 2002 fiscal year.

Aggregated Option\Fiscal Year-End Value

     The following table provides information, with respect to the named executive officers, concerning unexercised options held by them at the end of the 2002 fiscal year. None of the named executive officers exercised any stock appreciation rights during the 2002 fiscal year and no stock appreciation rights were held by the named executive officers at the end of such year.

AGGREGATED FISCAL YEAR-END OPTION VALUES

	Number of Unexercised Options at		Value of Unexercised in-the-Money
Name	Fiscal Year End (#)		Options at Fiscal Year End ($)

	Exercisable	Unexercisable	Exercisable	Unexercisable

Frederick W. Field	302,370	142,110	$0	$0
James B. Carroll	21,352	1,256	0	0
Keith K. Yokomoto	69,683	0	0	0

Employment Contracts, Termination of Employment and Change in Control Arrangements

     ARTISTdirect has entered into employment agreements with its named executive officers. The compensation and dates of employment under the employment agreements are as follows:

     Frederick Field

     In May 2001, ARTISTdirect entered into an employment agreement and stock option agreements with Frederick Field, its Chairman of the Board and Chief Executive Officer. The employment agreement generally provides for the following:

•	Mr. Field is paid an annual base salary of $500,000, plus bonus pool participation.

•	The term of the agreement expires May 31, 2006.

•	The employment agreement provides that if ARTISTdirect terminates Mr. Field’s employment other than for cause, disability or death, or Mr. Field terminates his employment for good reason, he will receive a lump sum payment equal to the amount of his annual base salary for:

(1)	50% of the remaining term of the employment agreement if the termination occurs within the first 3 years of his employment,

(2)	12 months if the termination occurs in the fourth year of his employment, or

(3)	the full remaining term of the employment agreement if the termination occurs in the fifth year of his employment.

•	The above payments also will be made if Mr. Field terminates his employment by written notice upon the commencement of any arbitration proceeding to determine whether or not his employment with ARTISTdirect Records may be terminated for good reason and Mr. Field’s employment with ARTISTdirect Records is terminated for good reason.

•	If Mr. Field terminates his employment by written notice upon the commencement of any arbitration proceeding to determine whether or not his employment with ARTISTdirect Records may be terminated for cause and Mr. Field remains employed at ARTISTdirect Records because the arbitrator determines that ARTISTdirect Records is not entitled to terminate Mr. Field’s employment for cause, then the above payments will be made, but the applicable pay period will be reduced by 50%.

     ARTISTdirect also granted Mr. Field three non-plan, non-qualified stock options to purchase 444,480 shares of common stock at an exercise price of $7.50 per share, under the following stock option agreements:

•	One of the stock option agreements generally provides that Mr. Field’s right to purchase 302,370 shares is immediately exercisable subject to a right of repurchase, and vests in a series of 60 successive equal monthly installments from June 29, 2001. The vesting fully accelerates upon a change of control or upon Mr. Field’s cessation of service with ARTISTdirect pursuant to an involuntary termination. An involuntary termination includes (i) ARTISTdirect’s termination of Mr. Field’s employment for reasons other than for cause, (ii) a cessation of services pursuant to Mr. Field’s permanent disability or death and (iii) Mr. Field’s voluntary resignation for good reason, as set forth in the employment agreement. Permanent disability exists if Mr. Field becomes unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that is expected to result in death or has lasted or can be expected to last for a continuous period of at least 12 months. In addition, if Mr. Field terminates his employment upon written notice in connection with the commencement of any arbitration proceeding to determine whether or not his employment with ARTISTdirect Records may be terminated for cause and Mr. Field remains employed at ARTISTdirect Records because the arbitrator determined that ARTISTdirect Records was not entitled to terminate Mr. Field’s employment for cause, then 50% of the then unvested option shares will automatically accelerate so that they are immediately fully vested and exercisable.

•	A second stock option agreement generally provides that Mr. Field’s right to purchase 75,588 shares vests and becomes exercisable upon the occurrence prior to June 29, 2004 of any one of the following events: (i) the 30-day average closing sale price of ARTISTdirect’s common stock or the consideration paid per share in an acquisition of ARTISTdirect reaches a minimum of $35.00 per share; (ii) ARTISTdirect’s common stock is re-listed on The Nasdaq National Market following a delisting; (iii) a change of control occurs; or (iv) Mr. Field’s service with ARTISTdirect ceases pursuant to an involuntary termination. If none of the foregoing events occurs by June 29, 2004, then the option will terminate and none of the option shares subject to the second stock option agreement will vest or become exercisable by Mr. Field.

•	The third stock option agreement generally provides that Mr. Field’s right to purchase 66,522 shares vests and becomes exercisable upon the occurrence prior to June 29, 2004 of any one of the following events: (i) the 30-day average closing sale price of ARTISTdirect’s common stock or the consideration paid per share in an acquisition of ARTISTdirect reaches a minimum of $70.00 per share; (ii) ARTISTdirect’s common stock is re-listed on The Nasdaq National Market following a delisting; (iii) a change of control occurs; or (iv) Mr. Field’s service with ARTISTdirect ceases pursuant to an involuntary termination. If none of the foregoing events occurs by June 29, 2004, then the option will terminate and none of the option shares subject to the third option agreement will vest or become exercisable by Mr. Field.

     All three stock options expire no later than May 30, 2008. All three stock options may also terminate prior to the expiration date as follows: (i) upon the later of the 12 month anniversary of Mr. Field’s cessation of service or the expiration of Mr. Field’s initial five-year employment term with ARTISTdirect if Mr. Field’s employment with ARTISTdirect ceases pursuant to an involuntary termination; (ii) upon the earlier of the 12 month anniversary of Mr. Field’s cessation of service or the expiration of Mr. Field’s initial five-year employment term with ARTISTdirect if Mr. Field terminates his employment pursuant to a termination with justification; (iii) upon the earlier of the 90-day anniversary of Mr. Field’s cessation of service or the expiration date of the stock option if Mr. Field ceases to remain in ARTISTdirect’s service for any reason other than an involuntary termination or a termination with justification; (iv) immediately if ARTISTdirect terminates Mr. Field’s employment for cause; (v) upon the earlier of the 12 month anniversary of Mr. Field’s death or the expiration date of the stock option if Mr. Field ceases to remain in ARTISTdirect’s service due to his death; and (vi) upon the latter of the 12 month anniversary of Mr. Field’s cessation of service with ARTISTdirect or the expiration of Mr. Field’s initial five-year employment term with ARTISTdirect if Mr. Field ceases to remain in ARTISTdirect’s service due to his permanent disability.

     In addition, Mr. Field also serves as the Chief Executive Officer of ARTISTdirect Records. Mr. Field has a five-year employment agreement with ARTISTdirect Records, pursuant to which he is paid an annual base salary of $1,000,000 plus certain benefits. If Mr. Field terminates his employment with ARTISTdirect Records for good reason, he will receive a lump sum payment equal to the amount of his annual base salary for (i) 50% of the remaining term of the employment agreement if the termination occurs within the first 3 years of his employment, (ii) 12 months if the termination occurs in the fourth year of his employment or (iii) the full remaining term of the employment agreement if the termination occurs in the fifth year of his employment. ARTISTdirect Records may not terminate Mr. Field’s employment other than for cause or due to his disability or death.

     From July 16, 2002, Mr. Field has elected to defer salary that he would have earned under his employment agreements with ARTISTdirect and ARTISTdirect Records. In December 2002, ARTISTdirect and ARTISTdirect Records amended Mr. Field’s employment agreements to provide that the amount of Mr. Field’s deferred salary, net of applicable tax withholdings, will be paid in a cash lump sum by ARTISTdirect and ARTISTdirect Records, respectively, within thirty days after the consummation of a private financing of at least $20,000,000 or, if earlier, the occurrence of (i) a merger, consolidation, sale of fifty percent (50%) or more of the voting securities or sale of all or substantially all of the assets of ARTISTdirect or ARTISTdirect Records, respectively, (ii) Mr. Field’s attainment of age 65, or (iii) the termination of Mr. Field’s employment with ARTISTdirect or ARTISTdirect Records, respectively.

     Marc Geiger

     In July 1998, ARTISTdirect had entered into an employment agreement with Marc Geiger, its Vice-Chairman and President, Artist Services, which provided for the following:

•	Mr. Geiger was paid an annual salary of $150,000 and a guaranteed annual bonus of $100,000.

•	The agreement provided for the payment of salary and a guaranteed bonus for twelve months after the date of termination if the termination was:

(1)	other than due to a disability,

(2)	other than for “cause,” such as the commission of a felony, material dishonesty against ARTISTdirect, or gross negligence in the performance of duties,

(3)	other than due to Mr. Geiger’s death, or

(4)	for “good reason,” such as an adverse change of duties, a reassignment of location, or a material breach of ARTISTdirect’s obligations to Mr. Geiger.

•	The agreement also provided that if Mr. Geiger’s employment was terminated for cause or disability, or he resigned for other than good reason, he would be prohibited, for a period of the later of one year after the early termination of his employment, or the expiration of the term of his employment agreement, from competing with ARTISTdirect or attempting to hire any ARTISTdirect employees.

     In June 2001, Mr. Geiger resigned his position as Chairman of the Board and Chief Executive Officer and took the position of Vice Chairman of the Board and President, Artist Services. Mr. Geiger also executed an agreement with ARTISTdirect, effective as of April 27, 2001, agreeing that such changes in his title and duties would not constitute “good reason” that would entitle him to the severance pay described above if he chooses to terminate his employment.

     In July 2001, ARTISTdirect amended Mr. Geiger’s original employment agreement to provide for the following:

•	Mr. Geiger is paid an annual salary of $500,000 (to be reviewed annually for any increases by ARTISTdirect’s Compensation Committee in consultation with ARTISTdirect’s Chief Executive Officer), is entitled to four weeks’ vacation each year, and is eligible to participate in ARTISTdirect’s executive performance bonus pool and in the Artists & Repertoire Bonus Plan of ARTISTdirect Records, LLC.

•	The initial term of the amended agreement expires June 30, 2006. Beginning July 1, 2006, and on each anniversary, the term of the amended agreement will automatically be extended for an additional one-year period unless written notice is provided otherwise.

•	Mr. Geiger is entitled to receive a one-time lump sum advance of $300,000, representing a pre-payment of $60,000 against any monies otherwise becoming payable to Mr. Geiger under ARTISTdirect’s executive performance bonus pool for each year of the initial five-year term of the amended agreement.

•	The amended agreement provides for the payment of $1,000,000 plus one years’ salary (or whatever shorter period remains in the term of the amended agreement) upon the termination of Mr. Geiger’s employment if the termination was:

(1)	other than due to a disability,

(2)	other than for “cause,” such as the commission of a felony, fraud or embezzlement, gross negligence or willful misconduct in the performance of duties, material breach of the amended agreement, or misappropriation of a corporate opportunity,

(3)	other than due to Mr. Geiger’s death, or

(4)	for “good reason,” such as a material and substantial reduction in title, responsibilities or duties, a reassignment of location, or a material breach of ARTISTdirect’s obligations to Mr. Geiger.

•	If Mr. Geiger’s employment is terminated for cause or he resigns for other than good reason, he must repay ARTISTdirect within 30 days the amount, if any, by which the $300,000 advance exceeds the lesser of (1) the amount earned by him under the executive performance bonus pool or (2) the product of $5,000 and the number of full months that have elapsed between July 1, 2001 and the employment termination date.

•	The amended agreement provides that prior to the termination of his employment, Mr. Geiger is prohibited from competing with ARTISTdirect. In addition, for a period of one year after the expiration of the amended agreement, Mr. Geiger is prohibited from hiring any of ARTISTdirect’s employees.

     From November 1, 2002, Mr. Geiger has elected to defer 50% of the salary that he would have earned under his employment agreement with ARTISTdirect. In December 2002, ARTISTdirect amended Mr. Geiger’s employment agreement to provide that the amount of Mr. Geiger’s deferred salary, net of applicable tax withholdings, will be paid in a cash lump sum by ARTISTdirect within thirty days after the consummation of a private financing of at least $20,000,000 or, if earlier, the occurrence of (i) a merger, consolidation, sale of fifty percent (50%) or more of the voting securities or sale of all or substantially all of the assets of ARTISTdirect, (ii) Mr. Geiger’s attainment of age 65, or (iii) the termination of Mr. Geiger’s employment with ARTISTdirect.

     Keith Yokomoto

     In July 2001, ARTISTdirect entered into an employment agreement with Keith Yokomoto, its President and Chief Operating Officer, which provides for the following:

•	Mr. Yokomoto is paid an annual salary of $500,000 (to be reviewed annually for any increases by ARTISTdirect’s Compensation Committee in consultation with ARTISTdirect’s Chief Executive Officer), is entitled to four weeks’ vacation each year, and is eligible to participate in ARTISTdirect’s executive performance bonus pool and in the Artists & Repertoire Bonus Plan of ARTISTdirect Records, LLC.

•	The initial term of the agreement expires June 30, 2006. Beginning July 1, 2006, and on each anniversary, the term of the agreement will automatically be extended for an additional one-year period unless written notice is provided otherwise.

•	Mr. Yokomoto is entitled to receive a one-time lump sum advance of $300,000, representing a pre-payment of $60,000 against any monies otherwise becoming payable to Mr. Yokomoto under the executive performance bonus pool for each year of the initial five-year term of the agreement.

•	Mr. Yokomoto also is entitled to receive a performance-based stock option to purchase shares of ARTISTdirect’s common stock at a per share exercise price equal to the fair market value of its common stock on the date of the option grant. The exact number of shares and terms of the stock option will be determined by the Compensation Committee in consultation with ARTISTdirect’s Chief Executive Officer.

•	The agreement provides for the payment of $350,000 plus one years’ salary (or whatever shorter period remains in the term of the agreement) upon the termination of Mr. Yokomoto’s employment if the termination was:

(1)	other than due to a disability,

(2)	other than for “cause,” such as the commission of a felony, fraud or embezzlement, gross negligence or willful misconduct in the performance of duties, material breach of the agreement, or misappropriation of a corporate opportunity,

(3)	other than due to Mr. Yokomoto’s death, or

(4)	for “good reason,” such as a material and substantial reduction in title, responsibilities or duties, a reassignment of location, or a material breach of ARTISTdirect’s obligations to Mr. Yokomoto.

•	If Mr. Yokomoto’s employment is terminated for cause or he resigns for other than good reason, he must repay ARTISTdirect within 30 days the amount, if any, by which the $300,000 advance exceeds the lesser of (1) the amount earned by him under the executive performance bonus pool or (2) the product of $5,000 and the number of full months that have elapsed between July 1, 2001 and the employment termination date.

•	The agreement provides that prior to the termination of his employment, Mr. Yokomoto is prohibited from competing with ARTISTdirect. In addition, for a period of one year after the expiration of the agreement, Mr. Yokomoto is prohibited from hiring any of ARTISTdirect’s employees.

     From August 1, 2002 through August 31, 2002, Mr. Yokomoto has elected to defer 33% of the salary that he would have earned under his employment agreement with ARTISTdirect, and from September 1, 2002, Mr. Yokomoto has elected to defer 50% of the salary that he was due to receive. In December 2002, ARTISTdirect amended Mr. Yokomoto’s employment agreement to provide that the amount of Mr. Yokomoto’s deferred salary, net of applicable tax withholdings, will be paid in a cash lump sum by ARTISTdirect within thirty days after the consummation of a private financing of at least $20,000,000 or, if earlier, the occurrence of (i) a merger, consolidation, sale of fifty percent (50%) or more of the voting securities or sale of all or substantially all of the assets of ARTISTdirect, (ii) Mr. Yokomoto’s attainment of age 65, or (iii) the termination of Mr. Yokomoto’s employment with ARTISTdirect.

     James Carroll

     In May 1999, ARTISTdirect entered into an employment agreement with James Carroll, its Chief Financial Officer, which provides for the following:

•	Mr. Carroll is paid an annual salary of $150,000 and a guaranteed annual bonus of $50,000.

•	The term of the agreement expired May 23, 2002 and no additional agreement was executed.

•	The employment agreement provides that if Mr. Carroll’s employment is terminated other than due to a disability, death or for “cause,” such as the commission of a felony, material dishonesty against ARTISTdirect, or gross negligence in the performance of duties, he will be paid his base salary for the lesser of:

(1)	six months after the date of termination, or

(2)	the remainder of the agreement.

•	If Mr. Carroll is terminated for cause, he is prohibited from competing with ARTISTdirect until the date the agreement would otherwise have expired. Mr. Carroll is also prohibited from attempting to hire any of ARTISTdirect’s employees for one year following the later of:

(1)	the date the agreement expires, or

(2)	the actual date of termination.

     In 2000, the Board increased Mr. Carroll’s guaranteed annual bonus to $100,000.

     The Compensation Committee of the Board of Directors has the authority to provide for accelerated vesting of the shares of our common stock subject to any outstanding options held by the Chief Executive Officer or any other executive officer or any unvested share issuances actually held by such individual, in connection with certain changes in control of ARTISTdirect or the subsequent termination of the officer’s employment following the change in control event.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information known to ARTISTdirect with respect to the beneficial ownership of ARTISTdirect’s common stock as of March 17, 2003 by (i) all persons who are beneficial owners of five percent (5%) or more of ARTISTdirect’s common stock, (ii) each current director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation section of this Form 10-K/A and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

		Percentage
	Shares	of Shares
	Beneficially	Beneficially
Beneficial Owner	Owned	Owned (1)

Entities affiliated with Constellation Venture Capital, L.P. (2)	275,113	8.0%
575 Lexington Avenue
New York, New York 10022
Universal Music Group, Inc.	312,500	9.0%
2220 Colorado Avenue
Santa Monica, California 90404
Donald P. Muller	329,177	9.5%
c/o Creative Artists Agency
9830 Wilshire Blvd
Beverly Hills, California 90212
Rick Rubin	362,022	10.5%
c/o Alan S. Halfon & Company
9595 Wilshire Boulevard, Suite 505
Beverly Hills, California 90212
Coghill Capital Management, L.L.C	263,165	7.6%
One North Wacker Drive, Suite 4725
Chicago, Illinois 60606
Frederick W. Field (3)	302,370	8.0%
Marc P. Geiger	337,740	9.8%
Keith K. Yokomoto (4)	241,619	6.9%
James B. Carroll (5)	33,790	*
Stephen M. Krupa (6)	88,746	2.6%
Benjamin S. A. Moody (7)	10,150	*
Jerry H. Rubinstein (8)	10,000	*
All current directors and executive officers as a group (7 persons) (9)	1,003,511	26.0%

*	Represents less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 17, 2003 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of ARTISTdirect, Inc., 5670 Wilshire Boulevard, Suite 200, Los Angeles, California, 90036. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of ARTISTdirect common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 3,461,742 shares of common stock outstanding as of March 17, 2003 and reflects the effect of ARTISTdirect’s rescission offer that was consummated in December 2001, pursuant to which ARTISTdirect purchased approximately 83,403 shares of its common stock, as well as the effect of ARTISTdirect’s one-for-ten reverse stock split effected in July 2001.

(2)	Consists of (a) 226,379 shares held by Constellation Venture Capital, L.P. and (b) 48,734 shares held by Constellation Ventures (BVI), Inc. One of ARTISTdirect’s former directors, Clifford Friedman, is President and Chief Executive Officer of Constellation Ventures (BVI), Inc. and a member of Constellation Ventures Management, LLC, the general partner of Constellation Venture Capital, L.P. As such, Mr. Friedman may be deemed to exercise voting and investment power over such shares. Mr. Friedman disclaims beneficial ownership of such shares, except to the extent of his proportionate interest therein.

(3)	Consists of 302,370 shares subject to immediately exercisable options.

(4)	Includes (a) 37,102 shares held by Mr. Yokomoto as trustee of the Geiger Children’s Trust, (b) 37,102 shares held by Mr. Yokomoto as trustee of the Muller Children’s Trust and (c) 62,714 shares subject to immediately exercisable options. Mr. Yokomoto has sole voting and dispositive power over these shares. Mr. Yokomoto disclaims beneficial ownership of these shares.

(5)	Includes 22,608 shares subject to immediately exercisable options.

(6)	Consists of (a) 78,353 shares held by Psilos Group Partners, L.P., (b) 393 shares held by Psilos Group Investors, LLC and (c) 10,000 shares subject to immediately exercisable options. Mr. Krupa is a member of Psilos Group Investors, LLC, which is the general partner of Psilos Group Partners, L.P. As such, Mr. Krupa may be deemed to exercise voting and investment power over such shares. Mr. Krupa disclaims beneficial ownership of such shares, except to the extent of his proportionate interest therein.

(7)	Includes 10,000 shares subject to immediately exercisable options.

(8)	Consists of 10,000 shares subject to immediately exercisable options.

(9)	Includes the information set forth in notes 1-8 above. In addition, 20,904 of the shares issuable upon the exercise of options held by Mr. Yokomoto are subject to an agreement between ARTISTdirect and Marc Geiger, pursuant to which, if such options are exercised, ARTISTdirect will redeem the same number of shares currently held by Mr. Geiger at the exercise price of the options. Accordingly, the number of shares indicated for the group is adjusted to avoid double-counting.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2002 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by ARTISTdirect in connection with mergers and acquisitions of the companies that originally granted those options. Footnote (6) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of December 31, 2002, and the weighted average exercise price of those options. We do not intend to grant further options under those assumed plans.

	A	B	C

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Shareholders (1)	444,480 (3)	$7.50	88,206	(4)
Equity Compensation Plans Not Approved by Shareholders (2)	307,416	$67.85	1,304,954	(5)
Total	751,896	$32.17	1,393,160

(1)	Consists solely of the 1999 Employee Stock Purchase Plan and the stock options granted to our Chairman and Chief Executive Officer, Frederick Field, as part of an individual compensation arrangement in connection with his initial employment agreement with ARTISTdirect.

(2)	Consists solely of the 1999 Employee Stock Option Plan, the 1999 Artist Stock Option Plan and the 1999 Artist and Artist Advisor Stock Option Plan.

(3)	Excludes purchase rights accruing under ARTISTdirect’s 1999 Employee Stock Purchase Plan that has a shareholder approved initial reserve of 50,000 shares. Under the Purchase Plan, each eligible employee may purchase up to 75 shares of common stock at semi-annual intervals on the last business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the fair market value per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the fair market value per share on the semi-annual purchase date.

(4)	Consists of shares available for future issuance under the 1999 Employee Stock Purchase Plan. As of December 31, 2002, an aggregate of 88,206 shares of common stock were available for issuance under the 1999 Employee Stock Purchase Plan. The number of shares of common stock available for issuance under the 1999 Employee Stock Purchase Plan automatically increases on the first trading day of January each calendar year by an amount equal to 1.0% of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event will any such annual increase exceed 25,000 shares of common stock.

(5)	Consists of shares available for future issuance under the 1999 Employee Stock Option Plan, the 1999 Artist Stock Option Plan and the 1999 Artist and Artist Advisor Stock Option Plan. As of December 31, 2002, an aggregate of 553,179 shares of common stock were available for issuance under the 1999 Employee Stock Option Plan, 527,311 shares of common stock were available for issuance under the 1999 Artist Stock Option Plan and 224,464 shares of common stock were available for issuance under the 1999 Artist and Artist Advisor Stock Option Plan. The number of shares of common stock available for issuance under each of the 1999 Employee Stock Option Plan and the 1999 Artist Stock Option Plan automatically increases on the first trading day of January each calendar year by an amount equal to 2.0%, respectively, of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event will any such annual increase exceed 87,500 shares of common stock, respectively. The number of shares of common stock available for issuance under the 1999 Artist and Artist Advisor Stock Option Plan automatically increases on the first trading day of January each calendar year by an amount equal to 1.0% of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event will any such annual increase exceed 37,500 shares of common stock. We do not intend to grant further options under the 1999 Artist Stock Option Plan or the 1999 Artist and Artist Advisor Stock Option Plan.

(6)	The table does not include information for the Audio Explosion 1998 Stock Option Plan and the Mjuice.com, Inc. 1999 Stock Option Plan that we assumed in connection with our August 2000 acquisition of Mjuice.com, Inc. As of December 31, 2002, no shares of our common stock were issuable upon exercise of outstanding options under those assumed plans. We do not intend to grant further options under those assumed plans.

The 1999 Employee Stock Option Plan

     The 1999 Employee Stock Option Plan became effective on October 6, 1999 in connection with our conversion from ARTISTdirect, LLC into ARTISTdirect, Inc. All options to purchase membership units in the limited liability company which were outstanding at the time of such conversion were assumed by the corporation and converted into options for shares of our common stock. The number of shares subject to each assumed and converted option was equal to the number of membership units in the limited liability company which were subject to that option immediately prior to the conversion, and the exercise price per share remained the same as the per unit exercise price in effect under the option at the time of conversion. Except for the conversion of the securities subject to the option into shares of our common stock, each option will continue to be governed by the terms of the agreement evidencing that option at the time of our conversion into a corporation.

     The 1999 Employee Stock Option Plan is a non-shareholder approved plan under which options may be granted to employees, non-employee members of our Board of Directors, and consultants and other independent advisors in our employ or service. The number of shares of common stock issuable over the term of the 1999 Employee Stock Option Plan was initially 650,000 shares and increased by 75,593 shares and 75,592 shares on January 1, 2001 and 2002, respectively, for a total of 801,185 on December 31, 2002 (subject to adjustment for certain changes in our capital structure). The share reserve will automatically increase on the first trading day in January each calendar year by an amount equal to 2.0% of the total number of shares of our common stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 87,500 shares.

     All option grants under the 1999 Employee Stock Option Plan will have an exercise price per share equal to the fair market value per share of our common stock on the grant date. Each option will vest in installments over the optionee’s period of service with ARTISTdirect. The options will vest on an accelerated basis in the event ARTISTdirect is acquired and those options are not assumed or replaced by the acquiring entity. The options that were granted while we were a limited liability company, however, will terminate in the event ARTISTdirect is acquired and those options are not assumed by the acquiring entity (unless their vesting is accelerated by our Compensation Committee). Each option will have a maximum term (not to exceed 10 years) set by the plan administrator (our Compensation Committee) at the time of grant, subject to earlier termination following the optionee’s cessation of employment. All options are non-statutory options under the Federal tax law, unless they are incentive stock options granted to employees.

The 1999 Artist Stock Option Plan

     The 1999 Artist Stock Option Plan became effective on October 6, 1999 in connection with our conversion from ARTISTdirect, LLC into ARTISTdirect, Inc. All options to purchase membership units in the limited liability company which were outstanding at the time of such conversion were assumed by the corporation and converted into options for shares of our common stock. The number of shares subject to each assumed and converted option was equal to the number of membership units in the limited liability company which were subject to that option immediately prior to the conversion, and the exercise price per share remained the same as the per unit exercise price in effect under the option at the time of conversion. Except for the conversion of the securities subject to the option into shares of our common stock, each option will continue to be governed by the terms of the agreement evidencing that option at the time of our conversion into a corporation.

     The 1999 Artist Stock Option Plan is a non-shareholder approved plan under which options were granted to performing artists who provided products and services through the ARTISTchannel Web sites we operate and maintain for them pursuant to ARTISTchannel agreements. The number of shares of common stock issuable over the term of the 1999 Artist Stock Option Plan was initially 400,000 shares and increased by 75,593 shares and 75,592 shares on January 1, 2001 and 2002, respectively, for a total of 551,185 as of December 31, 2002 (subject to adjustment for certain changes in our capital structure). The share reserve will automatically increase on the first trading day in January each calendar year by an amount equal to 2.0% of the total number of shares of our common stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 87,500 shares.

     All option grants under the 1999 Artist Stock Option Plan have an exercise price per share equal to the fair market value per share of our common stock on the grant date. Each option vests in installments over the period the optionee’s ARTISTchannel agreement remains in effect. The options will vest on an accelerated basis in the event ARTISTdirect is acquired and those options are not assumed or replaced by the acquiring entity. Each option has a maximum term (not to exceed 10 years) set by the plan administrator (our Compensation Committee) at the time of grant, subject to earlier termination following the termination of the optionee’s ARTISTchannel agreement. All options are non-statutory options under the Federal tax law.

The 1999 Artist and Artist Advisor Stock Option Plan

     The 1999 Artist and Artist Advisor Stock Option Plan became effective on October 6, 1999 in connection with our conversion from ARTISTdirect, LLC into ARTISTdirect, Inc. All options to purchase membership units in the limited liability company which were outstanding at the time of such conversion were assumed by the corporation and converted into options for shares of our common stock. The number of shares subject to each assumed and converted option was equal to the number of membership units in the limited liability company which were subject to that option immediately prior to the conversion, and the exercise price per share remained the same as the per unit exercise price in effect under the option at the time of conversion. Except for the conversion of the securities subject to the option into shares of our common stock, each option will continue to be governed by the terms of the agreement evidencing that option at the time of our conversion into a corporation.

     The 1999 Artist and Artist Advisor Stock Option Plan is a non-shareholder approved plan under which options were granted to performing artists and their attorneys, business managers, agents and other advisors who provided services to us. The number of shares of common stock issuable over the term of the 1999 Artist and Artist Advisor Stock Option Plan was initially 185,000 shares and increased by 37,500 shares on January 1, 2001 and 2002, respectively to a total of 260,000 as of December 31, 2002 (subject to adjustment for certain changes in our capital structure). The share reserve will automatically increase on the first trading day in January each calendar year by an amount equal to 1.0% of the total number of shares of our common stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 37,500 shares.

     All option grants under the 1999 Artist and Artist Advisor Stock Option Plan have an exercise price per share equal to the fair market value per share of our common stock on the grant date. Each option vests in installments over the optionee’s period of service with ARTISTdirect. The options will vest on an accelerated basis in the event ARTISTdirect is acquired and those options are not assumed or replaced by the acquiring entity. Each option has a maximum term (not to exceed 10 years) set by the plan administrator (our Compensation Committee) at the time of grant, subject to earlier termination following the termination of the optionee’s service for cause. All options are non-statutory options under the Federal tax law.

     Share issuances under the 1999 Employee Stock Option Plan, the 1999 Artist Stock Option Plan and the 1999 Artist and Artist Advisor Stock Option Plan will not reduce or otherwise affect the number of shares of common stock available for issuance under the 1999 Employee Stock Purchase Plan, and share issuances under 1999 Employee Stock Purchase Plan will not reduce or otherwise affect the number of shares of common stock available for issuance under the 1999 Employee Stock Option Plan, the 1999 Artist Stock Option Plan and the 1999 Artist and Artist Advisor Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2002 there has not been any transaction or series of similar transactions to which ARTISTdirect was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than as set forth above under “Executive Compensation” or as described below.

Transactions with Frederick Field

     In August 2002, our Board of Directors approved a bridge loan agreement to accelerate up to $10 million of its $45 million funding commitment to ARTISTdirect Records, LLC, a record label venture owned by ARTISTdirect, BMG and Radar Records Holdings, LLC (an entity owned by our Chairman and Chief Executive Officer, Frederick Field). This funding was in addition to the $15 million that we were obligated to advance to ARTISTdirect Records in 2002 as part of the initial $50 million funding commitment. As consideration for entering into the bridge loan agreement and funding the additional $10 million, we received an additional 20% interest in ARTISTdirect Records from Radar Records which resulted in an increase in our ownership share of ARTISTdirect Records to 65% from 45% and a decrease in Mr. Field’s indirect ownership share to 30% from 50%. The bridge loan agreement also provides that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by ARTISTdirect will be borne both by Radar Records and ARTISTdirect pro rata with their then respective ownership interests. Furthermore, the bridge loan agreement provides for Radar Records to guarantee a 25% minimum annual compounded return to be realized from our advances and equity interests in ARTISTdirect Records.

Employment Agreements

     In the 2002 fiscal year, we entered into agreements with several of our named executive officers to defer their future salary. See the section above titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for information on these agreements.

Payments to Legal Counsel

     For the year ended December 31, 2002, we paid Lenard, Brisbin & Klotz LLP approximately $260,000 for legal services provided to ARTISTdirect. Mr. Lenard, one of our former directors who resigned from our Board in September 2002, is Managing Partner of Lenard, Brisbin & Klotz LLP.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC.

Date: April 30, 2003	By:	/s/ FREDERICK W. FIELD

Frederick W. Field
Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK W. FIELD
Frederick W. Field	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 30, 2003

MARC P. GEIGER* Marc P. Geiger	Vice-Chairman of the Board and President, Artist Services	April 30, 2003

KEITH YOKOMOTO* Keith Yokomoto	President, Chief Operating Officer and Director	April 30, 2003

/s/ JAMES B. CARROLL
James B. Carroll	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2003

JERRY H. RUBINSTEIN* Jerry H. Rubinstein	Director	April 30, 2003

BENJAMIN S. A. MOODY* Benjamin S. A. Moody	Director	April 30, 2003

STEPHEN M. KRUPA* Stephen M. Krupa	Director	April 30, 2003

*Power of attorney

By:/s/ JAMES B. CARROLL

James B. Carroll
Attorney-in-Fact