Form 10-Q
period 2003-03-31
ARTISTDIRECT INC
filed 2003-05-14
CIK 1095079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                         (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2003

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, par value $0.01 per share, outstanding as of March 31, 2003: 3,461,742 shares.

     In this Report, the words “ARTISTdirect,” the “Company,” “we,” “us” and “our” collectively refer to ARTISTdirect, Inc.

PART I:      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS OF ARTISTDIRECT, INC.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(amounts in thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$630	$1,910
Restricted cash	2,157	2,157
Short term investments	3,548	6,124
Accounts receivable, net	528	426
Other prepaid expenses and current assets	468	1,220

Total current assets	7,331	11,837
Property and equipment, net	3,216	3,629
Investments in affiliated companies	64	64
Other assets, net	275	395

	$10,886	$15,925

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$645	$493
Accrued expenses	2,761	3,018
Deferred revenue	215	144

Total current liabilities	3,621	3,655
Liability associated with investment in record label joint venture	9,812	7,699
Long term liabilities	1,120	1,117

Total liabilities	14,553	12,471

Stockholders’ equity:
Common stock , $.01 par value. Authorized 150,000,000 shares; issued 3,784,644 shares; outstanding 3,461,742 shares	379	379
Treasury stock, 322,902 shares	(3,442)	(3,442)
Additional paid-in-capital	207,867	207,867
Unearned compensation	(406)	(440)
Accumulated deficit	(208,109)	(200,978)
Unrealized gain on available for sale investments	44	68

Total stockholders’ equity	(3,667)	3,454

	$10,886	$15,925

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(amounts in thousands, except for share data)

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
Net revenue:
E-Commerce	$811	$1,250
Media	134	81
Record label	754	—

Total net revenue	1,699	1,331
Cost of revenue:
Direct cost of product sales	1,001	1,020
Other cost of revenue	515	851
Stock-based compensation	20	950

Total cost of revenue	1,536	2,821
Gross profit (loss)	163	(1,490)
Operating expenses:
Website development	—	9
Sales and marketing	796	641
General and administrative	1,514	1,579
Stock-based compensation	14	714
Depreciation and amortization	413	787

Loss from operations	(2,574)	(5,220)
Loss from equity investments	(4,610)	(8,398)
Interest income, net	53	295

Loss from continuing operations before taxes	(7,131)	(13,323)
Income taxes	—	—

Loss from continuing operations	$(7,131)	$(13,323)
Income from discontinued operations	—	158

Net loss	$(7,131)	$(13,165)

Basic and diluted loss per share from continuing operations	$(2.06)	$(3.85)
Basic and diluted income per share from discontinued operations	—	0.05

Basic and diluted loss per share	$(2.06)	$(3.80)

Weighted average common shares outstanding	3,461,742	3,460,608

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(amounts in thousands, except for share data)

							Unrealized
							gain on
	Common Stock			Additional			avail.
			Treasury	Paid In	Unearned	Accumulated	for sale	Total
	Shares	Amount	Stock	Capital	Compensation	Deficit	investments	Equity

				(Unaudited)
Balance at December 31, 2002	3,461,742	$379	$(3,442)	$207,867	$(440)	$(200,978)	$68	$3,454
Amortization of unearned compensation	—	—	—	—	34	—	—	34
Unrealized loss on available for sale investments	—	—	—	—	—	—	(24)	(24)
Net loss	—	—	—	—	—	(7,131)	—	(7,131)

Balance at March 31, 2003	3,461,742	$379	$(3,442)	$207,867	$(406)	$(208,109)	$44	$(3,667)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(amounts in thousands)

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,131)	$(13,165)
Income from discontinued operations	—	158

Loss from continuing operations	(7,131)	(13,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	413	787
Loss from equity investments	4,610	8,398
Allowance for doubtful accounts and sales returns	125	(5)
Stock based compensation	34	1,664
Changes in operating assets and liabilities:
Accounts receivable	(227)	94
Prepaid expenses and other current assets	755	(858)
Other assets	120	—
Accounts payable, accrued expenses and other liabilities	(102)	(1,562)
Deferred revenue	71	(10)

Net cash used in continuing operations	(1,332)	(4,815)
Net cash provided by discontinued operations	—	158

Net cash used in operating activities	(1,332)	(4,657)

Cash flows from investing activities:
Proceeds from the sales of equipment	—	15
Sale/maturity (purchase) of short-term investments, net	2,552	(1,817)
Advances to and investment in ARTISTdirect Records	(2,500)	(8,803)

Net cash provided by (used in) investing activities	52	(10,605)

Cash flows from financing activities	—	—
Net decrease in cash and cash equivalents	(1,280)	(15,262)
Cash and cash equivalents at beginning of period	1,910	25,016

Cash and cash equivalents at end of period	$630	$9,754

See accompanying notes to condensed consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - THE COMPANY

ARTISTdirect, Inc. (the “Company”) was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC. This merger was only a change in the form of ownership of the Company. ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996.

NOTE 2 – GOING CONCERN

     The Company has incurred losses and negative cash flows from operations in every fiscal period since inception and has an accumulated deficit of $249 million as of March 31, 2003. For the quarter ended March 31, 2003, the Company incurred a net loss of $7.1 million and negative operating cash flows of $1.3 million. Additionally, the Company has been funding substantially all of the operations of ARTISTdirect Records, LLC, its record label joint venture. The Company’s operations to date and loans to ARTISTdirect Records, LLC have been funded by sales of its capital stock. Management expects its operating losses and the operating losses of ARTISTdirect Records, LLC to continue for the foreseeable future. The Company does not currently anticipate that available cash reserves will be sufficient to meet anticipated needs for working capital and capital expenditures over the next twelve months without additional capital. The Company is attempting to raise additional funding through the sale of its capital stock or membership interests in ARTISTdirect Records, LLC, but does not have any formal commitments as of the date of these financial statements. If such funding is not available, then the Company may not be able to fund its own operations or the operations of ARTISTdirect Records, LLC. In such event, the Company may seek to divest all or certain of its assets or the entire company in order to raise the capital necessary to sustain business operations. Should this fail the Company may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for stockholders. The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The Company is accounting for its investment in ARTISTdirect Records, a limited liability company that was formed with Ted Field in July 2001, on the equity method of accounting since the Company does not have voting or operational control of the investee. The Company had committed to fund 100% of the operations of ARTISTdirect Records and has recorded 100% of the losses attributable to that venture from inception to April 30, 2002. From May 1, 2002, the Company’s funding commitment was reduced by the sale of 5% of ARTISTdirect Records’ equity to BMG and therefore the Company has recorded only its proportionate share, on the basis of relative funding commitments, of any losses of ARTISTdirect Records since that time. The Company has recorded a liability related to this investment as of March 31, 2003 and December 31, 2002 as the Company’s share of losses exceeded their advances as of these respective dates.

     The Company records a valuation allowance on loans to ARTISTdirect Records in the period in which it appears that the loan is no longer collectible. To date, the Company has not recorded a valuation allowance on its loans to ARTISTdirect Records as the carrying amount of the loans has been reduced to zero as a result of the Company recording its share of losses of ARTISTdirect Records as of March 31, 2003 and December 31, 2002.

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

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2003 and results of its operations, stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2003 and 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the expected results for the full year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s documents filed with the Securities and Exchange Commission (“SEC”) including its Form 10-K and Registration Statements on Form S-1, and all amendments thereto.

Loss Per Common Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No.128, “Earnings Per Share,” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 98. SFAS No.128 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”). Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options, and the like) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The number of potentially dilutive common share equivalents outstanding and excluded from diluted EPS because their effect is anti-dilutive as of March 31, 2003 and 2002 was approximately 780,000 and 840,000, respectively.

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

     The Company records amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs.” Pursuant to EITF 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the consolidated statements of operations. For the three months ended March 31, 2003 and 2002, the Company recorded $200,000 and $253,000, respectively, as revenue for shipping and handling fees charged to customers. For the three months ended March 31, 2003 and 2002, the Company recorded $168,000 and $239,000, respectively, of shipping and handling costs as direct cost of product sales in the consolidated statements of operations.

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

     The Company recognizes revenue for sponsorship arrangements, both online and offline, over the period during which the advertising is provided, generally on a straight-line basis. If the sponsorship arrangement is for the sponsorship of a specific event, the Company recognizes revenue when event occurs. The Company recognizes revenue separately for each element of integrated entertainment marketing packages that offer advertisers a combination of off-line concert and tour sponsorships that are supported by on-line banner advertising, web page sponsorships, emails to the Company’s customers and custom content. The Company determines the fair value of each deliverable based on the fair value of certain of the deliverables when sold on a stand-alone basis for cash consideration. The Company recognizes revenue for each deliverable as the services are provided. The Company recognizes revenue for the banner impression deliverable as the banner impressions are delivered. The Company recognizes revenue for the customer emails when the emails are sent. The Company recognizes revenue for web page sponsorships on a straight-line basis over the term of the sponsorship. The Company recognizes revenue for the custom content when the content is provided to the customer. The Company recognizes revenue for event sponsorships when the event has occurred.

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

     The Company estimates the provision for returns on a quarterly basis by album based on the amount of time since the initial album release, the actual returns to date, the trend of sales activity (sales by the retailers and wholesalers) and the number of unsold units at retailers and wholesalers. Returns to the Company’s distributor are deemed to be returns to the Company. The iMusic record label revenues recorded for the three months ended March 31, 2003 are net of a provision for returns of $403,000.

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

Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in the model and the weighted average fair value of each option granted for 2002 are as follows: risk free interest rate of 4%, volatility of 120%, dividend yield of 0% and a weighted average expected life of 5 years. There were no option grants in 2003.

For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

		Three Months Ended March 31,
		(unaudited)
		2003	2002

		(in thousands, except for share data)
Net loss as reported attributable to common shareholders		$7,131	$13,165
Add:	Stock based compensation expense reported in net loss attributable to common shareholders	—	31
Deduct:	Total stock—based compensation expense determined under fair value methods for all awards	132	187

Pro forma net loss		$7,263	$13,321

Net loss per share:
	Basic and diluted — as reported	$(2.06)	$(3.80)
	Basic and diluted — pro forma	$(2.10)	$(3.85)

Impairment of Long-Lived Assets

     Impairment of long-lived assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event the carrying amount of long-lived assets exceed the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. There was no impairment of long-lived assets as of March 31, 2003 and December 31, 2002.

Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Some of the more significant estimates are allowance for sales return and inventory obsolescence, reserves on artist advances, allowances for bad debt, impairment of long-lived assets and goodwill, stock based compensation and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements. The Company has implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company’s management has determined that they will continue to account for stock-based employee compensation in accordance with APB No. 25.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of this pronouncement may have a significant impact on the Company’s consolidated financial statements due to the Company’s ownership in ARTISTdirect Records, L.L.C.

NOTE 4 – INVESTMENT IN ARTISTDIRECT RECORDS, LLC

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

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North American distribution agreement and worldwide license agreement with BMG, the global music division of Bertelsmann AG. Under the terms of the agreement, BMG Distribution will distribute ARTISTdirect Records’ releases in North

America, and BMG will license ARTISTdirect Records’ repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized including BMG’s purchase of 5% of the equity of ARTISTdirect Records from the Company. As part of this transaction, BMG agreed to assume $5.0 million of the Company’s funding commitment to ARTISTdirect Records. In December 2002, BMG exercised its option to extend the term of the distribution and license agreement until September 2004.

     The Company initially committed to the venture a total of $50 million over five years with the Company committing to fund up to $15.0 million per year, subject to a limit of $33 million in any three year period. Any funding in excess of these amounts would require the approval of the Company’s Board of Directors. As a result of the BMG equity purchase, the Company’s funding commitment was reduced to $45 million of which it has advanced $32.75 million as of March 31, 2003.

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

     ARTISTdirect Records will require additional capital during 2003, and therefore the Company is pursuing alternatives to raise additional capital for both itself and for ARTISTdirect Records. However, there can be no assurance that additional capital can be obtained by either the Company or by ARTISTdirect Records on reasonable terms or at all. If additional funds were raised through the issuance of equity securities of either the Company or ARTISTdirect Records, the percentage ownership of the stockholders in the Company and/or ARTISTdirect Records would be reduced. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. In such event, the Company may seek to divest all or certain of its assets or the entire company in order to raise the capital necessary to sustain business operations. Should this fail the Company may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for stockholders.

     Because the Company does not have voting or operating control of ARTISTdirect Records, even with its majority ownership position, it does not consolidate the results of ARTISTdirect Records and it records its share of losses based on the equity method of accounting as loss from equity investments in its consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of the Company’s total funding commitment, the Company had committed to fund 100% of the operations of ARTISTdirect Records and has recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. Since May 1, 2002, the Company has recorded only its proportionate share, on the basis of remaining relative funding commitments, of any losses of ARTISTdirect

Records. The Company recognized $4.6 million and $8.4 million of equity loss from the record label for the three months ended March 31, 2003 and 2002, respectively.

     The Company charged ARTISTdirect Records $337,500 for each of the three months ended March 31, 2003 and 2002, for the reimbursement of overhead costs including rent and other occupancy costs and shared personnel. These amounts are reflected as a reduction in general and administrative expense in the Company’s consolidated statements of operations.

     The carrying amount of the Company’s investment in ARTISTdirect Records represents the difference between the Company’s investment and advances and the Company’s share of losses from ARTISTdirect Records. The Company continues to record the losses of ARTISTdirect Records to the extent it has additional funding commitments. The Company records its loan advances to ARTISTdirect Records as additional equity investments. As of March 31, 2003 and December 31, 2002, the Company’s share of losses exceeded the amount of the Company’s investment and advances to those dates, resulting in a credit balance of approximately $9.8 million and $7.7 million, respectively. Therefore, the carrying amounts have been classified as a liability on the Company’s balance sheet.

     The Company has no recorded investment in the loans to ARTISTdirect Records, as the carrying amount of the loans have been reduced to zero as a result of the Company recording its share of losses of ARTISTdirect Records as of March 31, 2003 and December 31, 2002. The Company does not record interest income on the loans to ARTISTdirect Records.

     A rollforward of the Company’s net investment balance for the periods indicated is as follows:

	Three months ended March 31,

	2003	2002

	(in thousands)
Balance, beginning of period	$(7,699)	$(3,027)
Investment and advances	2,500	8,500
Intercompany activity with ARTISTdirect Records, LLC	(3)	303
Equity losses recorded	(4,610)	(8,398)

Balance, end of period	$(9,812)	$(2,622)

     The income statements for ARTISTdirect Records, LLC for the three months ended March 31, 2003 and 2002 are as follows (amounts in thousands):

ARTISTdirect Records, LLC
Statements of Operations
(amounts in thousands)

	Three Months Ended
	March 31,

	2003		2002

	(Unaudited)
Net revenue		$958		$842
Cost of revenue:
Manufacturing and distribution expenses		274		281
Advances and royalties, net		1,072		3,157

Total cost of revenue	1,346		3,438
Gross loss		(388)		(2,596)
Operating expenses:
Sales and marketing		2,038		2,247
General and administrative		3,140		3,551
Depreciation		13		4

Total operating expenses		5,191		5,802
Loss from operations		(5,579)		(8,398)
Interest expense, net		619		142

Net loss		$(6,198)		$(8,540)

     The balance sheets for ARTISTdirect Records as of March 31, 2003 and December 31, 2002 are as follows (amounts in thousands):

ARTISTdirect Records, LLC
Balance Sheets
(amounts in thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	13	18
Inventory, net	41	85
Prepaid expenses	56	118

Total current assets	110	221
Property and equipment, net	218	231
Other assets, net	—	85

	$328	$537

Liabilities and Members’ Deficit
Current liabilities:
Accounts payable	1,400	531
Accrued expenses	2,506	2,123
Net liability to distributor	5,729	4,113

Total current liabilities	9,635	6,767
Interest payable	1,897	1,276
Loan advances from related parties	37,500	35,000

Total liabilities	49,032	43,043

Members’ Deficit	(48,704)	(42,506)

	$328	$537

NOTE 5 – SEGMENT INFORMATION

     As of March 31, 2003, the Company operates primarily through three reportable segments: E-commerce operations (“E-commerce”), Media operations (“Media”) and Record Label operations through its iMusic record label and its 65% equity interest in ARTISTdirect Records LLC, its co-venture with Ted Field. However, because the Company does not exert voting and operating control over ARTISTdirect Records, its results are not consolidated.

     Prior to December 2001, the Company also considered its talent agency business to be a segment, but the Company decided in December 2001 to exit this business and as a result it has been shown as a discontinued operation in the consolidated statements of operations. The segment data below has been restated for all periods to reflect the current segment structure.

     E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline. Record label revenue is generated from the sale of recorded music performed by artists signed to the Company’s wholly owned iMusic record label.

     The factors for determining reportable segments were based on service and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA (earnings or loss before interest, taxes, depreciation and amortization, including stock based compensation, and loss from impairment of goodwill). Included in EBITDA loss are direct operating expenses for the segment. The following table summarizes the revenue and EBITDA loss by segment for the three months ended March 31, 2003 and 2002. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Three months ended March 31,

	2003	2002

	(in thousands)
Net Revenue:
E-commerce	$811	$1,250
Media	134	81
iMusic record label	754	—

	$1,699	$1,331

EBITDA Loss:
E-commerce	$88	$(86)
Media	(575)	(1,056)
iMusic record label	(492)	—

	(979)	(1,142)
Corporate	(1,148)	(1,627)

	$(2,127)	$(2,769)

Reconciliation of EBITDA Loss to Net Loss:
EBITDA Loss per Segments	$(2,127)	$(2,769)
Amortization of Stock-based compensation	(34)	(1,664)
Depreciation and amortization	(413)	(787)
Loss from equity investments	(4,610)	(8,398)
Interest income, net	53	295
Income from discontinued operations	—	158

Net loss	$(7,131)	$(13,165)

The following table summarizes assets as of March 31, 2003 and December 31, 2002.

	March 31,	December 31,
	2003	2002

	(in thousands)
Assets:
Corporate	$9,641	$14,455
E-commerce	393	432
Media	396	819
iMusic record label	456	219

	$10,886	$15,925

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

     In November 2001, we agreed in principle to sell a 5% equity interest in ARTISTdirect Records to BMG Entertainment in connection with entering into a North American distribution agreement and a worldwide licensing agreement with BMG. In April 2002, these agreements were formally executed. As part of this transaction, BMG agreed to assume $5 million of the Company’s funding commitment to ARTISTdirect Records. The Company recorded 100% of the losses attributable to ARTISTdirect Records from inception to April 30, 2002. From May 1, 2002, the Company began recording only its proportionate share, on the basis of relative funding commitments, of the losses of ARTISTdirect Records.

     In 2002, the Company agreed to accelerate an additional $10 million of funding to ARTISTdirect Records and as part of this agreement, the Company’s ownership interest in ARTISTdirect Records increased from 45% to 65% and the ownership interest of Ted Field decreased from 50% to 30%. This additional $10 million of funding was credited toward the satisfaction of the Company’s overall funding commitment and funding obligation for 2003 resulting in a remaining funding commitment of $2.75 million for 2003 and $12.0 million for 2004. During the three months ended March 31, 2003, the Company advanced to ARTISTdirect Records $2.5 million under its funding commitment and has advanced a total of $32.75 million as of March 31, 2003.

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

     The Company has significantly reduced its operating costs over the past two years including a reduction in staffing. We expect this to help us reduce our net loss going forward and conserve our cash resources given prevailing market conditions. We have incurred cumulative net losses of $249.1 million from inception to March 31, 2003, of which approximately $74.3 million represented stock-based compensation expense. Although we have significantly reduced our operating expenses, especially those related to our online operations, technology infrastructure and marketing, we expect our net losses to continue and to remain significant for the foreseeable future.

     We are committed to advance to ARTISTdirect Records an additional $250,000 in the remainder of 2003 and $12.0 million through 2006. The Company’s commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should the Company fail to meet its commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of the Company’s interest in ARTISTdirect Records.

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

     We have identified the following as critical accounting policies: revenue recognition, impairment of long-lived assets and equity grants to employees and non-employees. See discussion of these critical accounting policies below.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, income taxes, long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     E-commerce revenue consist primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, including shipping fees, and is recognized when the products are shipped. We record e-commerce revenue on a gross basis as we enter into the sale transactions with customers, establish the prices of the products, choose the suppliers of the products, assume the risk of inventory loss and collect all amounts from the customers and assume the credit risk. E-commerce revenue is subject to amounts due to the respective artists based on their contracts, and such expense is recorded as part of direct cost of product sales.

     We record amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs.” Pursuant to EITF 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the consolidated statements of operations. For the three months ended March 31, 2003 and 2002, we recorded $200,000 and $253,000, respectively, as revenue for shipping and handling fees charged to customers. For the three months ended March 31, 2003 and 2002, we recorded $168,000 and $239,000, respectively, of shipping and handling costs as direct cost of product sales in the consolidated statements of operations.

     Media revenue consists primarily of the sale of advertisements and sponsorships, both online and offline, under short-term contracts. To date, the duration of our advertising and sponsorship commitments has generally averaged from one to three months with certain programs lasting up to six months. Our online obligations typically include the guarantee of a minimum number of “impressions” or times that an advertisement appears in pages viewed by the users of our online properties. Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is reasonably assured.

     We recognize revenue for sponsorship arrangements, both online and offline, over the period during which the advertising is provided, generally on a straight-line basis. If the sponsorship arrangement is for the sponsorship of a specific event, we recognize revenue when event occurs. We recognize revenue separately for each element of integrated entertainment marketing packages that offer advertisers a combination of off-line concert and tour sponsorships that are supported by on-line banner advertising, web page sponsorships, emails to the our customers and custom content. We determine the fair value of each deliverable based on the fair value of certain of the deliverables when sold on a stand-alone basis for cash consideration. We recognize revenue for each deliverable as the services are provided. We recognize revenue for the banner impression deliverable as the banner impressions are delivered. We recognize revenue for the customer emails when the emails are sent. We recognize revenue for web page sponsorships on a straight-line basis over the term of the sponsorship. We recognize revenue for the custom content when the content is provided to the customer. We recognize revenue for event sponsorships when the event has occurred.

     iMusic record label revenue consists primarily of the sale of compact discs by artists signed to iMusic, the brand name used by us for the record label operated by its wholly owned subsidiary ARTISTdirect Digital, Inc. We recognize revenues upon the shipment of compact discs from its distributor to retailers and independent wholesalers and record appropriate reserves for product returns. At the time of the shipment of the product, the following criterion under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” have been met: the seller’s price to the buyer is substantially fixed or determinable at the date of sale; the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; the buyer acquiring the product for resale has economic substance apart from that provided by the seller; the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; the amount of future returns can be reasonably estimated.

     We estimate the provision for returns on a quarterly basis by album based on the amount of time since the initial album release, the actual returns to date, the trend of sales activity (sales by the retailers and wholesalers) and the number of unsold units at retailers and wholesalers. Returns to our distributor are deemed to be returns to the Company. The iMusic record label revenues recorded for the three months ended March 31, 2003 are net of a provision for returns of $403,000.

Stock-Based Compensation

     Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities. We record the fair value of options and warrants granted to non-employees as compensation expense over the period of service. We determine the fair value of these options and warrants based on the Black-Scholes option-pricing model.

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

Impairment of Long-Lived Assets

     We evaluate impairment of long-lived assets (which consist primarily of fixed assets) by comparing the projected future cash flows at the lowest level of discrete financial information, by its operating segments, to the carrying amount of the assets. In the event that projected future cash flows do not appear to be sufficient to recover the carrying amounts of the assets, the Company records an impairment charge to record the assets at their fair value. The fair value represents the discounted projected future cash flows.

Revenue

     We currently generate revenues from three sources: E-commerce, Media and iMusic record label. All of our revenue is generated in cash. For the three months ended March 31, 2003 and 2002 there was no barter revenue.

     E-Commerce Revenue. E-Commerce revenue includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through the ARTISTdirect shopping mall of our network. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our E-Commerce sales in the fourth quarter have, on average, been higher than in other quarters. We believe that this trend may continue for the foreseeable future. For the three months ended March 31, 2003 and 2002, E-Commerce revenue constituted approximately 48% and 94%, respectively, of our total net revenue for those periods.

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

     For the three months ended March 31, 2003 and 2002, media revenue constituted approximately 8% and 6%, respectively, of our total net revenue for those periods. Since most of our sponsorship and advertising contracts are short-term in nature, our advertising revenue is susceptible to significant fluctuation. In particular, our net revenue from advertising revenue has significantly decreased since the third quarter of 2000. This decrease is primarily due to advertisers spending less money on banner advertising. Due to the continued weak demand for online advertising, we do not expect our advertising revenues to increase significantly in the near future. During the three months ended March 31, 2003, AT&T Wireless accounted for 22%, Nintendo 13% and General Motors’ Saturn 12% of our total media revenue. No other advertiser accounted for more than 10% of our media revenue for that period.

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

     Stock-based Compensation. Stock-based compensation included in operating expenses represents the amortization of non-cash compensation expense related to equity (including compensation related to the rescission offer) granted to employees, directors, professional firms, and to artists and advisors in connection with the artists entering into contractual commitments to provide promotional services for their online commerce activities. For the three months ended March 31, 2003 and 2002, stock-based compensation expense of approximately $20,000 and $950,000, respectively, was recognized in operating expenses.

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

     In December 2001, we completed a rescission offer to certain holders of stock options and shares of Common Stock purchased pursuant to stock options and recorded stock-based compensation expense of approximately $6.9 million. An additional $1.9 million was expensed during 2002 as the initial term of the service agreements related to the rescinded stock options continued into 2002. We did not record any compensation expense related to the shares and options of those holders who chose not to accept the rescission offer. The staff of the Securities and Exchange Commission has taken the position that a person’s federal right of rescission may survive the rescission offer. However, federal courts in the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. We believe that subsequent to the rescission offer, any rights to rescind will be contingent upon legal rulings, the outcome of which are not currently determinable. Accordingly, we will account for shares and options that were not rescinded in the rescission offer as if there is no right of rescission. In the event any rescissions occur subsequent to the expiration of the rescission offer in December 2001, we will account for those rescissions, if any, at the time those rescissions are completed.

     Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of fixed assets and the amortization of acquired intangible assets.

Interest Income and Expense

     Interest income consists of earnings on our cash and cash equivalents, and interest expense consists of interest associated with short-term borrowings and equipment lease obligations.

Results of Operations - ARTISTdirect, Inc.

Three months ended March 31, 2003 and 2002

Net Revenue

     Net revenue increased 28% to $1.7 million for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002. The increase was primarily due to the addition of iMusic record label revenue. iMusic record label revenue was $754,000 for the three months ended March 31, 2003. There was no activity for the iMusic record label during the three months ended March 31, 2002. E-Commerce revenue decreased 35% to $811,000 for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002, primarily due to the closure of certain artist stores, and a reduction in our offering of exclusive music and merchandise that drove sales in 2002. Media revenue increased 65% to $134,000 for the three months ended March 31, 2003 from $81,000 for the three months ended March 31, 2002, primarily due to an increase in impression-based online advertising sales.

Cost of Revenue

     Direct cost of product revenue remained approximately constant at $1.0 million for the three months ended March 31, 2003 and 2002 with a decrease in e-commerce product and transaction costs being offset by an increase in iMusic manufacturing costs and distribution fees. Other cost of revenue decreased 39% to $515,000 for the three months ended March 31, 2003 from $851,000 for the three months ended March 31, 2002. This $336,000 decrease was primarily due to a decrease in web site hosting and maintenance costs partially offset by an increase in advances paid to artists signed under our iMusic record label. For the three months ended March 31, 2003, we recorded non-cash stock-based compensation charges of $20,000 compared to $950,000 for the three months ended March 31, 2002. Stock-based compensation expense relates primarily to the amortization of the estimated value of the options, using the Black-Scholes method, given to artists and their advisors in connection with the operation of their stores, and is amortized over the life of the associated contract periods. The decrease in expense is due to the termination of artist stores and the expiration of artist store agreements resulting in the full amortization of the related stock-based compensation in 2002. Our gross profit (loss) percentage improved to 10% in the first quarter of 2003 from – 112% in the first quarter of 2002.

Operating Expense

     Web Site Development. We incurred no web site development costs for the three months ended March 31, 2003 compared to $9,000 incurred during the three months ended March 31, 2002. This decrease was primarily attributable to a cessation of activity related to the enhancement of our Web sites.

     Sales and Marketing. Sales and marketing expense increased 24% to $796,000 for the three months ended March 31, 2003 from $641,000 for the three months ended March 31, 2002. The increase was primarily attributable to the addition of iMusic record label marketing expenses in 2003. There was no marketing activity for the iMusic record label for the three months ended March 31, 2002.

     General and Administrative. General and administrative expense decreased 4% to $1.5 million for the three months ended March 31, 2003 from $1.6 million for the three months ended March 31, 2002. This decrease was primarily attributable to decreases in payroll and related costs and outside legal fees, partially offset by an increase in insurance costs.

     Stock-based Compensation. We recorded stock-based compensation expense of $14,000 for the three months ended March 31, 2003 compared with $714,000 for the three months ended March 31, 2002. This decrease was primarily due to the termination of artist promotion agreements in 2002 in connection with the completion of terms and closure of artist stores resulting in full-amortization of stock-based compensation expense in 2002.

     Depreciation and Amortization. Depreciation and amortization expense decreased 48% to $413,000 for the three months ended March 31, 2003 from $787,000 for the three months ended March 31, 2002. This decrease was primarily due to the full depreciation of certain fixed assets during 2002.

     Income (loss) from Equity Investments. Loss from equity investments for the three months ended March 31, 2003 was $4.6 million compared to $8.4 million for the three months ended March 30, 2002. The decrease in the loss during the first quarter of 2003 related to a decrease in loss of our record label venture, ARTISTdirect Records, for that period.

     See additional discussion and analysis of ARTISTdirect Records in the section “Results of Operation – ARTISTdirect Records, LLC” below.

     Interest Income and Expense. Interest income decreased 82% to $53,000 for the three months ended March 31, 2003 from $295,000 for the three months ended March 31, 2002. The decrease was due to lower available cash balances for the relevant period as well as lower interest rates.

Net Loss

     Net loss decreased $6.0 million, or 46%, to $7.1 million for the three months ended March 31, 2003, compared to $13.2 million for the three months ended March 31, 2002. The decrease in the net loss is primarily attributable to a $1.7 million decrease in the gross loss, a $65,000 decrease in general and administrative expense, a $700,000 decrease in the amortization of stock-based compensation, a $374,000 decrease in depreciation and amortization expense, a $3.8 million decrease in the loss from the Company’s equity investment in ARTISTdirect Records, and a $158,000 decrease in the income from the Company’s discontinued Agency division, partially offset by a $155,000 increase in sales and marketing expense and a $242,000 decrease in interest income.

Liquidity and Capital Resources – ARTISTdirect, Inc.

     As of March 31, 2003, we had $630,000 of unrestricted cash and cash equivalents and held $3.5 million in short-term investments.

     Net cash used in operating activities was $1.3 million for the three months ended March 31, 2003, compared with $4.7 million for the three months ended March 31, 2002. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by add-backs for the loss from equity investments, stock-based compensation, and depreciation and amortization.

     Net cash provided by investing activities was $52,000 for the three months ended March 31, 2003, which resulted primarily from net sales of short-term investments of $2.6 million, offset by advances of $2.5 million to our record label venture. Net cash used in investing activities was $10.6 million for the three months ended March 31, 2002, which resulted primarily from advances of $8.8 million to our record label venture and net purchases of short-term investments of $1.8 million.

     There was no cash provided by or used in financing activities for either the three months ended March 31, 2003 or 2002.

     As of March 31, 2003, our principal commitments consisted of our obligation to fund ARTISTdirect Records with approximately $12.0 million ($45 million commitment less $32.75 million advanced by us through March 31, 2003) and obligations outstanding under operating leases and employment contracts. A summary of our contractual cash obligations, excluding the record label funding commitment, as of March 31, 2003, is as follows:

	Payments Due by Period (in thousands)
		Less than	Between	Between	After
Contractual cash obligations	Total	1 year	2-3 years	4-5 years	5 years

Operating leases	$13,325	$1,759	$3,669	$3,868	$4,030
Employment contracts (1)	4,875	1,500	3,000	375	—

Total contractual cash obligations (excluding record label commitments)	$18,200	$3,259	$6,669	$4,243	$4,030

(1)  During 2002, certain employment agreements were amended whereby certain executives agreed to defer all or a portion of their future salaries until the Company raised new debt or equity financing of at least $20 million. The contractual cash obligations under employment contracts shown above exclude any reduction for contractual deferrals. If the deferred amounts do not become payable, the Company’s cash obligations under employment agreements as shown above will be reduced by $750,000 during 2003, $1.0 million annually during 2004 and 2005 and by $500,000 during 2006.

     We currently anticipate that available cash resources, including short-term investments, will likely not be sufficient to meet anticipated needs for working capital and capital expenditures for the next twelve months without additional capital or a significant reduction of operating expenses that would likely include a shut-down or disposition of operations. Furthermore, ARTISTdirect Records will require capital in addition to that to be provided by us to continue its operations. We are in the process of implementing substantial cost reductions designed to allow us to operate as a going concern. However, there can be no assurance that these efforts will be sufficient to enable us to operate as a going concern on a sustained basis. We are also pursuing alternatives to raise additional capital in order to continue funding of ARTISTdirect and ARTISTdirect Records. There can be no assurance that additional capital can be obtained by either ARTISTdirect or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. If additional funds are raised through the issuance of equity securities of either ARTISTdirect or ARTISTdirect Records, the percentage ownership of current stockholders in ARTISTdirect and/or ARTISTdirect Records will be reduced. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends, and any debt issued by ARTISTdirect Records may be senior to the obligations of ARTISTdirect Records to ARTISTdirect. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and ARTISTdirect, and impair the value of our investment in ARTISTdirect Records. In such event, we may seek to divest all or certain of our assets or the entire company in order to raise the capital necessary to sustain business operations. Should this fail, we may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for stockholders.

Results of Operations – ARTISTdirect Records, LLC

The following discussion of the results of operations of ARTISTdirect Records, LLC for the three months ended March 31, 2003 and 2002, is provided for additional information.

Net Revenue

     Net revenue for the three months ended March 31, 2003 and 2002 was $958,000 and $842,000, respectively. During the first quarter of 2003, ARTISTdirect Records released one album, The Blood Brothers’ Burn, Piano Island, Burn compared with one album released during the first quarter of 2002, Custom’s Fast. In addition, during the first quarter of 2003, additional units were shipped for a number of the label’s 2002 releases including most prominently Smilez and Southstar’s Crash the Party, which resulted in an increase in revenues.

Cost of Revenue

     Direct cost of product revenue includes manufacturing costs and distribution fees payable to BMG and the provision for artist advances and royalty expense. Manufacturing and distribution expenses for the three months ended March 31, 2003 and 2002 was $274,000 and $281,000, respectively. Advances and royalties include amounts paid to artists or producers signed to the label, costs paid for the recording of albums and royalties earned from the sales of such albums. Advances are typically recoupable against royalties earned by the artists or producers upon the sale of their albums. Advances and royalties, net of recoupment, for the three months ended March 31, 2003 and 2002, were $1.1 million and $3.2 million, respectively. The decrease was due primarily to a decrease in the signing and recording activity during the first quarter of 2003 compared with 2002 as well as an advance payment made during the first quarter of 2002 to a producer.

Operating Expenses

     Sales and Marketing. Sales and marketing expense represents costs of sales, marketing, promotion, publicity and video production related to ARTISTdirect Records’ albums released during the period as well as the related costs for setting up future releases. Sales and marketing expense for the three months ended March 31, 2003 and 2002 was $2.0 million and $2.2 million, respectively.

     General and Administrative. General and administrative expense represents payroll and related expenses, costs for travel & entertainment, outside legal fees and general office and communication expenses. General and administrative expense for the three months ended March 31, 2003 and 2002 was $3.1 million and $3.6 million, respectively. The decrease was due to primarily to decreases in payroll and related and outside legal expenses.

     Interest Expense. Interest expense represents the accrual of interest on loan advances made to ARTISTdirect Records from ARTISTdirect, Inc. and BMG. Interest expense for the three months ended March 31, 2003 and 2002 was $619,000 and $142,000, respectively. The increase is due to an increase in the total loan balance in the first quarter of 2003 compared with the first quarter of 2002.

Net Loss

     Net loss was $6.2 million and $8.5 million for the three months ended March 31, 2003 and 2002, respectively. Net loss was comprised of a gross loss of $388,000 and $2.6 million, total operating expenses of $5.2 million and $5.8 million, and interest expense of $619,000 and $142,000 for the three months ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources – ARTISTdirect Records, LLC

     As of March 31, 2003, ARTISTdirect Records had no cash on hand. During the three months ended March 31, 2003, ARTISTdirect made loan advances to ARTISTdirect Records of $2.5 million for a total amount of loan advances of $32.75 million since inception. In addition, during the three months ended March 31, 2003, BMG made distribution advances of $2.0 million in conjunction with its North American distribution agreement and worldwide license agreement for a total of $7.0 million of distribution advances as of March 31, 2003. In April 2003, BMG advanced an additional $3.0 million of distribution advances as part of the initial distribution and license agreement.

     In order to continue its operations, ARTISTdirect Records will require capital within the next twelve months in addition to the $250,000 that is to be provided by ARTISTdirect in the remainder of 2003 under its overall funding commitment to ARTISTdirect Records. We are currently pursuing alternatives to raise additional capital in order to continue operations of ARTISTdirect Records. There can be no assurance that additional capital can be obtained by the Company on reasonable terms or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records. In such event, we may seek to divest all or certain of our assets or the entire company in order to raise the capital necessary to sustain business operations. Should this fail, we may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for equity holders. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s current equity holders would be reduced.

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

We Face Substantial Doubt About Our Ability To Continue As A Going Concern Without Further Substantial Cost Reductions And/Or Additional Financing

     The report from our Independent Auditors for the year ended December 31, 2002 includes an explanatory paragraph that describes substantial doubt concerning our ability to continue as a going concern given our current available cash resources. In order to address this concern, we are implementing substantial cost reductions designed to allow us to operate as a going concern. However, there can be no assurance that these efforts will be sufficient to enable us to operate as a going concern on a sustained basis. In addition, we are pursuing alternatives to raise additional capital both at ARTISTdirect and ARTISTdirect Records in order to continue the operations of both entities. We do not have any formal commitments at this time and there can be no assurance that additional capital can be obtained either by ARTISTdirect or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. If additional funds are raised through the issuance of equity securities of either ARTISTdirect or ARTISTdirect Records, the percentage ownership of current stockholders in ARTISTdirect and/or ARTISTdirect Records will be reduced. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends, and any debt issued by ARTISTdirect Records may be senior to the obligations of ARTISTdirect Records to ARTISTdirect. Failure to raise additional capital could seriously harm or result in the cessation of the business of ARTISTdirect Records and ARTISTdirect, and impair the value of our investment in ARTISTdirect Records. Cessation of the business of ARTISTdirect Records or ARTISTdirect could result in bankruptcy or liquidation, in either case potentially resulting in a total loss for stockholders of ARTISTdirect.

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

We Have A History Of Operating Losses And Anticipate Losses And Negative Cash Flow For The Foreseeable Future

     To date, we have not been profitable on an annual or quarterly basis and have incurred accumulated losses of approximately $249.0 million as of March 31, 2003. For the three months ended March 31, 2003, and the year ended December 31, 2002, we incurred net losses of approximately $7.1 million and $48.2 million, respectively, which represented approximately 420% and 771%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for at least the near future. We will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will likely be unable to continue our operations.

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

     The ARTISTdirect Records co-venture with Mr. Field represented a significant shift in the planned use of our cash resources. As of March 31, 2003, we had provided $32.75 million to ARTISTdirect Records, are obligated to provide an additional $250,000 in the remainder of 2003 and an additional $12.0 million from 2004 through July 2006. As of March 31, 2003, we had unrestricted cash and short-term investments totaling $4.2 million. Our commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should we fail to meet our commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of our interest in ARTISTdirect Records.

     Assuming payment of the $250,000 advance to ARTISTdirect Records during the remainder of 2003, we currently anticipate that available cash resources, including short-term investments, will likely not be sufficient to meet anticipated needs for working capital and capital expenditures for at least twelve months without additional capital. Furthermore, to continue its operations ARTISTdirect Records will require additional capital in 2003 beyond that to be provided by us.

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

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information on our liquidity and capital resources.

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

     Our failure to achieve one or more of these objectives could impair our ability to increase advertising revenue, which could adversely affect our business. In addition to the above factors, general economic conditions, as well as economic conditions specific to online advertising, electronic commerce and the music industry, could affect our ability to increase our advertising revenue. In particular, the growth of online advertising has declined since 2000, which has had, and in the future may continue to have, a significant adverse effect on our revenue from online advertising. We do not currently expect online advertising to grow significantly in the near future. In the past, we have traditionally relied on a limited number of customers for our advertising revenue. For instance, during the three months ended March 31, 2003, AT&T Wireless accounted for 22%, Nintendo 13% and General Motors’ Saturn 12% of our total media revenue. During the year ended December 31, 2002, AT&T Wireless accounted for 14% and Miller Brewing 12% of our total media revenue. The loss of these customers could have a significant adverse effect on our media revenue.

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

     If we are not able to provide valuable services or incentives to artists, or if we otherwise fail to maintain good relations with our artists, they may lose interest in providing content and merchandise and otherwise promoting the ARTISTdirect Network. The artists own the domain names for their Web sites and some of the intellectual property rights with respect to content developed for the Web sites. As a result, we may lose the rights to operate artists’ official online stores if our agreements with these artists terminate and are not renewed or converted. Most of our current artist contracts have a term of three years, and most of these agreements expired in 2002. Upon expiration, artists may decide not to renew these contracts on reasonable terms, if at all. We plan to negotiate new agreements with some of our existing artists and terminate existing agreements with some of our other artists. Our inability to negotiate new agreements or to terminate existing agreements may have an adverse impact on our business. In the past, we have offered our artists options to purchase our common stock. Options were intended to provide artists with an additional incentive to actively promote their Web sites and the ARTISTdirect Network. We do not currently intend to offer artists options or other equity incentives in the future and this may impair our efforts to sign new artists. If we cannot maintain our current relationships with artists or sign agreements with new artists, our user base would likely diminish and our ability to generate revenues from electronic commerce would be seriously harmed.

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

     We rely to a large extent on timely distribution by third parties. During 2002, we relied on two vendors, Alliance Entertainment, and Benn Co. (formerly Old Glory Boutique Distributing, Inc.) to fulfill and distribute our orders for music and related merchandise. During the both the three months ended March 31, 2003 and the year ended December 31, 2002, approximately 85% and 15%, respectively, of our total customer orders were fulfilled by Alliance and Benn Co., respectively. We purchase a significant portion of our artist-licensed merchandise from Benn Co. and most all of our compact discs from Alliance Our contracts with Alliance and Benn Co. expire in August 2003 and April 2003, respectively. Our business could be significantly disrupted if Alliance or Benn Co. were to terminate, fail to renew or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Benn Co. or other vendors are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms, in a timely manner or at all.

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

     As a result, in November 2001,we made a rescission offer to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to applicable state securities law. In the rescission offer, we offered to repurchase from these persons all shares purchased by them pursuant to option exercises before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for these purchased shares, plus interest from the date of purchase until the expiration of the rescission offer, at the current statutory rate per year mandated by the state in which the shares were purchased, or at 7% per year if a “private placement” exemption was available in a particular state or if the shares were otherwise issued in compliance with state law (less any amounts received by those persons who had already sold their shares). We also offered to repurchase all unexercised options granted to these persons at 20% of the option exercise price times the number of option shares, plus interest from the date the options were granted until the rescission offer expires, at the current statutory rate per year mandated by the state in which the options were granted, or at 7% per year if a “private placement” exemption was available in a particular state or if the options were otherwise granted in compliance with state law. The rescission offer was completed in December 2001 and 83,403 shares and 636,740 options were tendered in the rescission offer and the cost to us of repurchasing such shares and options was approximately $10.2 million.

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

     In addition, the average trading volume of our common stock has been extremely low in the past. Our delisting from the Nasdaq National Market and move to the OTC Bulletin Board may further reduce trading activity. As a result, our stock price may be susceptible to significant volatility on a day-to-day basis, depending on the number of shares traded on any given day. Due to these factors, you may not be able to sell your stock at or above the price you paid for it, which could result in substantial losses.

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

     After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $52.4 million. From January 1, 2003 to March 31, 2003, the Company used such net proceeds for the purposes and in the approximate amounts set forth in the following table:

Advances to ARTISTdirect Records	$2.5 million
EBITDA loss from Operations	2.1
Working Capital	(.7)

Total Expenditures	$3.9 million

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

99	Written Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC.
(Registrant)

By:	/s/	JAMES B. CARROLL

James B. Carroll
Executive Vice President,
Chief Financial Officer and Secretary

Dated: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ JAMES B. CARROLL James B. Carroll Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

99	Written Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.