Form 10-Q
period 2003-06-30
ARTISTDIRECT INC
filed 2003-08-14
CIK 1095079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, par value $0.01 per share, outstanding as of June 30, 2003: 3,462,117 shares.

     In this Report the words “ARTISTdirect,” the “Company,” “We,” “us” and “our” collectively refer to ARTISTdirect, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF ARTISTDIRECT, INC.

ARTISTdirect, Inc. and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except for share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$866	$1,910
Restricted cash	1,705	2,157
Short term investments	2,472	6,124
Accounts receivable, net	546	426
Other prepaid expenses and current assets	294	1,220

Total current assets	5,883	11,837
Property and equipment, net	651	3,629
Investments in affiliated companies	64	64
Other assets, net	135	395

	$6,733	$15,925

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$495	$493
Accrued expenses	2,187	3,018
Deferred revenue	8	144

Total current liabilities	2,690	3,655
Liability associated with record label joint venture	12,000	7,699
Long term liabilities	1,123	1,117

Total liabilities	15,813	12,471

Stockholders’ equity (deficit):
Common stock , $.01 par value. Authorized 15,000,000 shares; issued 3,785,019 and 3,784,644 shares in 2003 and 2002, respectively; outstanding 3,462,117 and 3,461,742 shares in 2003 and 2002, respectively	379	379
Treasury stock, 322,902 shares	(3,442)	(3,442)
Additional paid-in-capital	207,868	207,867
Unearned compensation	(379)	(440)
Accumulated deficit	(213,533)	(200,978)
Unrealized gain on available for sale investments	27	68

Total stockholders’ equity (deficit)	(9,080)	3,454

	$6,733	$15,925

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Consolidated Statements of Operations
(amounts in thousands, except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net revenue:
E-Commerce	$855	$1,118	$1,666	$2,368
Media	624	323	758	404
Record label	497	—	1,252	—

Total net revenue	1,976	1,441	3,676	2,772
Cost of revenue:
Direct cost of product sales	809	862	1,810	1,825
Other cost of revenue	396	895	911	1,803
Stock-based compensation	13	954	33	1,904

Total cost of revenue	1,218	2,711	2,754	5,532
Gross profit (loss)	758	(1,270)	922	(2,760)
Operating expenses:
Website development	—	11	—	20
Sales and marketing	307	455	1,104	1,096
General and administrative	1,318	1,816	2,832	3,395
Stock-based compensation	14	740	28	1,454
Depreciation and amortization	340	709	753	1,496
Loss from impairment of fixed assets	2,225	—	2,225	—
Loss from impairment of goodwill	—	788	—	788

Loss from operations	(3,446)	(5,789)	(6,020)	(11,009)
Loss from equity investments	(2,440)	(9,612)	(7,050)	(18,010)
Forgiveness of debt	411	—	411	—
Interest income, net	51	200	104	495

Loss from continuing operations before taxes	(5,424)	(15,201)	(12,555)	(28,524)
Income taxes	—	—	—	—

Loss from continuing operations	$(5,424)	$(15,201)	$(12,555)	$(28,524)
Income (loss) from discontinued operations	—	(11)	—	147

Net loss	$(5,424)	$(15,212)	$(12,555)	$(28,377)

Basic and diluted loss per share from continuing operations	$(1.57)	$(4.40)	$(3.63)	$(8.24)
Basic and diluted income per share from discontinued operations	—	—	—	0.04

Basic and diluted loss per share	$(1.57)	$(4.40)	$(3.63)	$(8.20)

Weighted average common shares outstanding	3,461,983	3,460,948	3,461,859	3,460,774

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(amounts in thousands, except for share data)

							Unrealized
							gain on
	Common Stock			Additional			avail.
			Treasury	Paid In	Unearned	Accumulated	for sale	Total
	Shares	Amount	Stock	Capital	Compensation	Deficit	investments	Equity

					(Unaudited)
Balance at December 31, 2002	3,461,742	$379	$(3,442)	$207,867	$(440)	$(200,978)	$68	$3,454
Amortization of unearned
compensation	—	—	—	—	61	—	—	61
Issuance of securities for ESPP	375	—	—	1	—	—	—	1
Unrealized loss on available
for sale investments	—	—	—	—	—	—	(41)	(41)
Net loss	—	—	—	—	—	(12,555)	—	(12,555)

Balance at June 30, 2003	3,462,117	$379	$(3,442)	$207,868	$(379)	$(213,533)	$27	$(9,080)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(amounts in thousands)

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,555)	$(28,377)
Income (loss) from discontinued operations	—	147

Loss from continuing operations	(12,555)	(28,524)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	753	1,496
Loss from equity investments	7,050	18,004
Loss from impairment of fixed assets	2,225	—
Loss from impairment of goodwill	—	788
Allowance for doubtful accounts and sales returns	54	(47)
Stock based compensation	61	3,358
Changes in assets and liabilities:
Accounts receivable	(174)	341
Prepaid expenses and other current assets	926	(801)
Other assets	260	(1)
Accounts payable, accrued expenses and other liabilities	(822)	(1,638)
Deferred revenue	(136)	53

Net cash used in continuing operations	(2,358)	(6,971)
Net cash provided by discontinued operations	—	147

Net cash used in operating activities	(2,358)	(6,824)

Cash flows from investing activities:
Purchases of property and equipment	—	(17)
Proceeds from the sales of equipment	—	15
Sale/maturity of short-term investments, net	3,611	4,109
Investment in ARTISTdirect Records, LLC, net	(2,750)	(11,250)
Distribution from other equity investments	—	6

Net cash provided by (used in) investing activities	861	(7,137)

Cash flows from financing activities:
Decrease (increase) in restricted cash	452	(299)
Proceeds from employee stock purchase plan	1	5

Net cash provided by (used in) financing activities	453	(294)

Net decrease in cash and cash equivalents	(1,044)	(14,255)
Cash and cash equivalents at beginning of period	1,910	25,766

Cash and cash equivalents at end of period	$866	$11,511

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

NOTE 2 – GOING CONCERN

     The Company has incurred losses and negative cash flows from operations in every fiscal period since inception and has an accumulated deficit of $254.5 million as of June 30, 2003. For the three months and six months ended June 30, 2003, the Company incurred net losses of $5.4 million and $12.6 million, respectively, and negative operating cash flows of $1.3 million and $2.4 million, respectively. Additionally, the Company has been funding substantially all of the operations of ARTISTdirect Records, LLC, its record label joint venture with Radar Records Holdings, LLC, an entity owned by the Company’s Chief Executive Officer, Ted Field. The Company’s operations to date and loans to ARTISTdirect Records, LLC have been funded by sales of its capital stock. Management expects the Company’s operating losses and the operating losses of ARTISTdirect Records, LLC to continue for the foreseeable future. The Company does not currently anticipate that available cash reserves will be sufficient to meet anticipated needs for working capital and capital expenditures over the next twelve months without additional capital. The Company is attempting to raise additional funding, but does not have any formal commitments as of the date of these financial statements. If sufficient funding is not available, then the Company may not be able to fund its own operations or the operations of ARTISTdirect Records, LLC. In such event, the Company may seek to divest all or certain of our assets or the entire company in order to raise the capital necessary to sustain business operations. Should this fail the Company may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for stockholders. The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The Company is accounting for its investment in ARTISTdirect Records, a limited liability company that was founded with Ted Field in July 2001, on the equity method of accounting since the Company does not have voting or operational control of the investee. The Company had committed to fund 100% of the operations of ARTISTdirect Records, up to $45.0 million, and has recorded 100% of the losses attributable to that venture from inception to April 30, 2002. From May 1, 2002, the Company’s funding commitment was reduced by the sale of 5% of ARTISTdirect Records’ equity to BMG and therefore the Company has recorded only its proportionate share, on the basis of relative funding commitments, of any losses of ARTISTdirect Records since that time. As of June 30, 2003, the Company had funded ARTISTdirect Records and recorded losses totaling $45.0 million, the total of its funding commitment and initial capital contribution. As a result, it is expected that no additional equity losses in

ARTISTdirect Records will be recorded by the Company going forward. The Company has recorded a liability related to this investment as of June 30, 2003 and December 31, 2002 as the Company’s share of losses exceeded their advances as of these respective dates.

     The Company records a valuation allowance on loans to ARTISTdirect Records in the period in which it appears that the loan is no longer collectible. The Company has not recorded a valuation allowance on its loans to ARTISTdirect Records as the carrying amount of the loans has been reduced to zero as a result of the Company recording its share of losses of ARTISTdirect Records as of June 30, 2003 and December 31, 2002.

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

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2003 and results of its operations, stockholders’ equity (deficit) and cash flows for the six months ended June 30, 2003 and 2002. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the expected results for the full year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s documents filed with the Securities and Exchange Commission (“SEC”) including its Form 10-K and Registration Statements on Form S-1, and all amendments thereto.

Loss Per Common Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No.128, “Earnings Per Share,” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 98. SFAS No.128 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”). Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options, and the like) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The number of potentially dilutive common share equivalents outstanding and excluded from diluted EPS because their effect is anti-dilutive as of June 30, 2003 and 2002 was approximately 780,000.

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

     The Company records amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs.” Pursuant to EITF 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the consolidated statements of operations. For the three months ended June 30, 2003 and 2002, the Company recorded $200,000 and $241,000, respectively, as revenue for shipping and handling fees charged to customers. For the three months ended June 30, 2003 and 2002, the Company recorded $173,000 and $228,000, respectively, of shipping and handling costs as direct cost of product sales in the consolidated statements of operations.

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

     The Company recognizes revenue for sponsorship arrangements, both online and offline, over the period during which the advertising is provided, generally on a straight-line basis. If the sponsorship arrangement is for the sponsorship of a specific event, the Company recognizes revenue when event occurs. The Company recognizes revenue separately for each element of integrated entertainment marketing packages that offer advertisers a combination of off-line concert and tour sponsorships that are supported by on-line banner advertising, web page sponsorships, emails to the Company’s customers and custom content. The Company determines the fair value of each deliverable based on the fair value of the different deliverables when sold on a stand-alone basis. The Company recognizes revenue for each deliverable as the services are provided. The Company recognizes revenue for the banner impression deliverable as the banner impressions are delivered. The Company recognizes revenue for the customer emails when the emails are sent. The Company recognizes revenue for web page sponsorships on a straight-line basis over the term of the sponsorship. The Company recognizes revenue for custom content when the content is provided to the customer. The Company recognizes revenue for event sponsorships when the event has occurred.

     iMusic record label revenue consists primarily of the sale of compact discs by artists signed to iMusic, the brand name used by the Company for the record label operated by its wholly owned subsidiary ARTISTdirect Digital, Inc. The Company recognizes revenues upon the shipment of compact discs from its distributors to retailers and independent wholesalers and records appropriate reserves for product returns. At the time of the shipment of the product, the following criterion under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” have been met: the seller’s price to the buyer is substantially fixed or determinable at the date of sale; the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; the buyer acquiring the product for resale has economic substance apart from that provided by the seller; the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; the amount of future returns can be reasonably estimated.

     The Company estimates the provision for returns on a quarterly basis by album based on the amount of time since the initial album release, the actual returns to date, the trend of sales activity (sales by the retailers and wholesalers) and the number of unsold units at retailers and wholesalers. Returns to the Company’s distributors are deemed to be returns to the Company. iMusic record label revenues recorded for the three months and six months ended June 30, 2003 are net of a provision for returns of $61,000 and $464,000, respectively.

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

     Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in the model and the weighted average fair value of each option granted for 2002 are as follows: risk free interest rate of 4%, volatility of 120%, dividend yield of 0% and a weighted average expected life of 5 years. There have been no option grants in 2003.

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)

	2003	2002	2003	2002

	(in thousands, except for share data)
Net loss as reported	$5,424	$15,212	$12,555	$28,377
Add: Stock based compensation
expense reported in net loss
attributable to common
shareholders	—	31	—	31
Deduct: Total stock-based compensation
expense determined under fair
value methods for all awards	132	225	264	412

Pro forma net loss	$5,556	$15,406	$12,819	$28,758

Net loss per share:
Basic and diluted - as reported	$(1.57)	$(4.40)	$(3.63)	$(8.20)
Basic and diluted - pro forma	$(1.60)	$(4.45)	$(3.70)	$(8.31)

Impairment of Long-Lived Assets

     Impairment of long-lived assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event the carrying amount of long-lived assets exceed the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. There was no impairment of long-lived assets as of December 31, 2002. In the second quarter of 2003, the Company determined that its fixed assets were impaired due to continuing losses, going concern issues, the delisting of its stock from the NASDAQ and the likelihood that the majority of these assets will be abandoned in the near future. The Company believes that these factors are indicators of impairment and the carrying amount of the fixed assets was reduced to the estimated fair value. The Company recorded a write-off of $2.25 million in the second quarter of 2003.

Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Some of the more significant estimates are the allowances for sales returns and inventory obsolescence, reserves on artist advances, allowances for bad debt, impairment of long-lived assets and goodwill, stock based compensation and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company’s management has determined that they will continue to account for stock-based employee compensation in accordance with APB No. 25.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of this pronouncement may have a significant impact on the Company’s consolidated financial statements due to the Company’s investment in ARTISTdirect Records.

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

     The Company initially committed to the venture a total of $50 million over five years with the Company committing to fund up to $15.0 million per year, subject to a limit of $33 million in any three year period. Any funding in excess of these amounts would require the approval of the Company’s Board of Directors. As a result of the BMG equity purchase, the Company’s funding commitment was reduced to $45 million of which it has advanced $33.0 million as of June 30, 2003.

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

     As consideration for entering into the Bridge Loan Agreement and funding the additional $10 million, the Company received an additional 20% interest in ARTISTdirect Records from Radar Records Holdings, L.L.C. (“FieldCo,” the entity through which Mr. Field owns his interest in ARTISTdirect Records) which resulted in an increase in the Company’s ownership share of ARTISTdirect Records to 65% from 45% and a decrease in Mr. Field’s ownership share to 30% from 50% (the “Ownership Transfer”). The Bridge Loan Agreement also provides that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by the Company will be borne both by FieldCo and the Company pro rata with their then respective ownership interests. Furthermore, the Bridge Loan Agreement contains a provision designed to provide the Company with a minimum compound annual rate of return of 25% based upon the realized value of the Bridge Loan Agreement and the Ownership Transfer, however, there can be no assurance that such rate of return will be realized. Consequently, the Company has not recorded any amounts related to the 25% minimum annual compounded return.

     In June 2003, ARTISTdirect Records raised $900,000 of additional capital from several outside investors and $250,000 from Ted Field, CEO of the Company and ARTISTdirect Records, through the issuance of Convertible Promissory Notes (the “Bridge Notes”). The Bridge Notes accrue interest at an annual rate of 8% and shall be converted into new equity in ARTISTdirect Records when an aggregate amount of at least $3.0 million, including the $1.15 million of Bridge Notes already issued, of new financing is raised. The Bridge Notes are due in June 2005. In addition, the holders of the Bridge Notes received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $.01 per unit equivalent to the number of units of new equity that their Bridge Notes are converted into. The relative fair value of the warrants was $575,000, which was recorded as additional paid in capital, resulting in a discount on the carrying amount of the Bridge Notes. The Bridge Notes are convertible into equity based on their face amount, which results in a beneficial conversion feature with a relative fair value of $575,000. The resulting carrying amount of the Bridge Notes is $0. The fair value of the warrants is being expensed over the term of the Bridge Notes. Since the commitment date for the beneficial conversion feature is contingent upon the completion of the financing round, the fair value of the beneficial conversion feature will be expensed upon the completion of a financing round of an aggregate amount of at least $3.0 million.

     ARTISTdirect Records will require additional capital during the remainder of 2003, and therefore the Company is continuing to pursue alternatives to raise additional capital for both itself and for ARTISTdirect Records. However, there can be no assurance that additional capital can be obtained by either the Company or by ARTISTdirect Records on reasonable terms or at all. If additional funds were raised through the issuance of equity securities of either the Company or ARTISTdirect Records, the percentage ownership of the Company’s current stockholders in the Company and/or the Company’s ownership of ARTISTdirect Records would be reduced. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. In such event, ARTISTdirect Records may seek to divest all or certain of its assets or the Company may seek to divest all or a part of its ownership of ARTISTdirect Records, in order to raise the capital necessary to sustain business operations of the Company and/or ARTISTdirect Records. Should this fail, ARTISTdirect Records may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss of the Company’s investment in ARTISTdirect Records.

     Because the Company does not have voting or operating control of ARTISTdirect Records, even with its majority ownership position, it does not consolidate the results of ARTISTdirect Records and it records its share of losses based on the equity method of accounting as loss from equity investments in its consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of the Company’s total funding commitment, the Company had committed to fund 100% of the operations of ARTISTdirect Records and has recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. Since May 1, 2002, the Company has recorded only its proportionate share, on the basis of remaining relative funding commitments, of any losses of ARTISTdirect Records. The Company recognized $2.4 million and $7.1 million of equity loss for the three and six months ended June 30, 2003, respectively compared with equity losses of $9.6 million and $18.0 million for the three and six months ended June 30, 2002, respectively. During the three months ended June 30, 2003, the Company’s cumulative losses recognized since inception of ARTISTdirect Records reached $45.0 million, the amount of its reduced funding commitment plus it’s initial capital contribution. As a result, the Company ceased recording any additional equity losses beyond that amount and does not anticipate recording any additional equity losses in the future.

     The Company charged ARTISTdirect Records $225,000 and $562,500 for the three and six months ended June 30, 2003, respectively, and $337,500 and $675,000, for the three and six months ended June 30, 2002, for the reimbursement of overhead costs including rent and other occupancy costs and shared personnel. These amounts are reflected as a reduction in general and administrative expense in the Company’s consolidated statements of operations.

     The carrying amount of the Company’s investment in ARTISTdirect Records represents the difference between the Company’s investment and advances and the Company’s share of losses from ARTISTdirect Records. The Company records its loan advances to ARTISTdirect Records as additional equity investments. As of June 30, 2003 and December 31, 2002, the Company’s share of losses exceeded the amount of the Company’s investment and advances to those dates, resulting in a credit balance of approximately $12.0 million and $7.7 million, respectively. Therefore, the carrying amounts have been classified as a liability on the Company’s balance sheet.

     The Company has no recorded investment in the loans to ARTISTdirect Records, as the carrying amount of the loans have been reduced to zero as a result of the Company recording its share of losses of ARTISTdirect Records as of June 30, 2003 and December 31, 2002. The Company does not record interest income on the loans to ARTISTdirect Records.

     A roll forward of the Company’s net investment balance for the periods indicated is as follows:

Six Months
Ended
June 30, 2003

(in thousands)
Balance, beginning of period	$(7,699)
Investment and advances	2,750
Intercompany activity with ARTISTdirect Records, LLC	(1)
Equity losses recorded	(7,050)

Balance, end of period	$(12,000)

     The income statements for ARTISTdirect Records, LLC for the three and six months ended June 30, 2003 and 2002 are as follows (amounts in thousands):

ARTISTdirect Records, LLC

Statements of Operations

(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net revenue	$217	$959	$1,175	$1,801
Cost of revenue:
Manufacturing and distribution expenses	102	297	376	578
Advances and royalties, net	244	3,029	1,316	6,186

Total cost of revenue	346	3,326	1,692	6,764
Gross loss	(129)	(2,367)	(517)	(4,963)
Operating expenses:
Sales and marketing	1,085	4,607	3,123	6,854
General and administrative	2,345	3,994	5,485	7,545
Depreciation	12	7	25	11
Loss from impairment of fixed assets	100	—	100	—

Total operating expenses	3,542	8,608	8,733	14,410
Loss from operations	(3,671)	(10,975)	(9,250)	(19,373)
Interest expense, net	522	292	1,141	434

Net loss	$(4,193)	$(11,267)	$(10,391)	$(19,807)

     The balance sheets for ARTISTdirect Records, LLC as of June 30, 2003 and December 31, 2002 are as follows (amounts in thousands):

ARTISTdirect Records, LLC

Balance Sheets

(amounts in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash	$417	$—
Accounts receivable, net	66	18
Inventory, net	13	85
Prepaid expenses	19	118

Total current assets	515	221
Property and equipment, net	106	231
Other assets, net	—	85

	$621	$537

Liabilities and Members’ Equity (Deficit)
Current liabilities:
Accounts payable	$829	$531
Accrued expenses	1,704	2,123
Net liability to distributor	8,843	4,113

Total current liabilities	11,376	6,767
Interest payable	2,420	1,276
Loan advances from related parties	37,750	35,000
Bridge notes	—	—

Total liabilities	51,546	43,043
Members’ Equity (Deficit)	(50,925)	(42,506)

	$621	$537

NOTE 5 – BUILDING LEASE

     In June 2003, the Company initiated discussions with its landlord regarding the potential termination or restructuring of its office lease that extends until April 2010. On June 24, 2003 the landlord filed suit against the Company for unlawful detainer of its premises and in July 2003 the landlord drew down the entire remaining $1.35 million letter of credit that the Company had put forth as a security deposit in conjunction with the execution of the original lease. The Company still has $350,000 of restricted cash as part of a separate letter of credit for the security of our e-commerce credit card processor. The Company and landlord are in discussions regarding a possible resolution of the dispute. However, until a resolution is reached, the Company remains obligated under its lease.

NOTE 6 – SEGMENT INFORMATION

     As of June 30, 2003, the Company operated primarily through three reportable segments: E-commerce operations (“E-commerce”), Media operations (“Media”) and Record Label operations through its iMusic record label and its 65% equity interest in ARTISTdirect Records LLC, its co-venture with Ted Field. However, because the Company does not exert voting and operating control over ARTISTdirect Records, its results are not consolidated. Therefore, results shown for Record Label operations reflect only the iMusic record label.

     During the second quarter of 2003, the Company decided to scale back the activity of its iMusic label in order to conserve capital and it does not expect to sign any additional artists. In addition, the Company is in negotiations with a third party to assign its rights and related future liabilities to six unreleased artists in exchange for retaining a profit interest in the projects. The Company itself does not plan to release any further iMusic releases domestically and has approximately six albums yet to release internationally through its international distributors.

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

     The factors for determining reportable segments were based on service and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA (earnings or loss before interest, taxes, depreciation and amortization, including stock based compensation, and loss from impairment of goodwill). Included in EBITDA loss are direct operating expenses for the segment. The following table summarizes the revenue and EBITDA loss by segment for the three and six months ended June 30, 2003 and 2002. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$855	$1,118	$1,666	$2,368
Media	624	323	758	404
Record Label	497	—	1,251	—

	$1,976	$1,441	$3,675	$2,772

EBITDA:
E-commerce	103	(115)	191	(201)
Media	1	(637)	(574)	(1,642)
Record Label	14	—	(478)	—

	118	(752)	(861)	(1,843)
Corporate	(972)	(1,846)	(2,120)	(3,524)

	$(854)	$(2,598)	$(2,981)	$(5,367)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Reconciliation of EBITDA to Net Loss:
EBITDA per Segments	$(854)	$(2,598)	$(2,981)	$(5,367)
Stock-based compensation	(27)	(1,694)	(61)	(3,358)
Depreciation and amortization	(340)	(709)	(753)	(1,496)
Loss from impairment of fixed assets	(2,225)	—	(2,225)	—
Loss from impairment of goodwill	—	(788)	—	(788)
Income (loss) from equity investments	(2,440)	(9,612)	(7,050)	(18,010)
Forgiveness of debt	411	—	411	—
Interest income, net	51	200	104	495
Income from discontinued operations	—	(11)	—	147

Net loss	$(5,424)	$(15,212)	$(12,555)	$(28,377)

The following table summarizes assets as of June 30, 2003 and December 31, 2002.

	June 30,	December 31,
	2003	2002

	(in thousands)
Assets:
Corporate	$5,589	$14,455
E-commerce	460	432
Media	383	819
Record Label	301	219

	$6,733	$15,925

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

     In November 2001, we agreed in principle to sell a 5% equity interest in ARTISTdirect Records to BMG Entertainment in connection with entering into a North American distribution agreement and a worldwide licensing agreement with BMG. In April 2002, these agreements were formally executed. As part of this transaction, BMG agreed to assume $5 million of the Company’s funding commitment to ARTISTdirect Records. The Company recorded 100% of the losses attributable to ARTISTdirect Records from inception to April 30, 2002. From May 1, 2002, the Company began recording only its proportionate share, on the basis of relative funding commitments, of the losses of ARTISTdirect Records. In the second quarter of 2003, the amount of cumulative losses recorded by the Company reached its $45 million funding commitment and therefore the Company ceased recognizing any losses in excess of that amount.

     In 2002, the Company agreed to accelerate an additional $10 million of funding to ARTISTdirect Records and as part of this agreement, the Company’s ownership interest in ARTISTdirect Records increased from 45% to 65% and the ownership interest of Ted Field decreased from 50% to 30%. This additional $10 million of funding was credited toward the satisfaction of the Company’s overall funding commitment and funding obligation for 2003 resulting in a remaining funding commitment of $2.75 million for 2003 and $12.0 million for 2004. During the six months ended

June 30, 2003, the Company advanced to ARTISTdirect Records the remaining $2.75 million of its 2003 funding commitment and has advanced a total of $33.0 million as of June 30, 2003.

     In 2002, our wholly owned subsidiary ARTISTdirect Digital, Inc. began operating a record label under the brand name iMusic. The concept of iMusic was to focus on the signing of established artists with a proven sales base and an ability to generally make records less expensively than developing artists. In addition, its was intended that substantially less would be spent on marketing and promotion of these releases than on those of new artists. During the second quarter of 2003, the Company decided to scale back the activity of its iMusic label in order to conserve capital and it does not expect to sign any additional artists. In addition, the Company is in negotiations with a third party to assign its rights and related future liabilities to six unreleased artists in exchange for retaining a profit interest in the projects. The Company itself does not plan to release any further iMusic releases domestically and has approximately six albums yet to release internationally through its international distributors.

     Based upon our available cash resources and our anticipated requirements for working capital to continue our online operations, and meet our funding commitment to ARTISTdirect Records, we face substantial doubt about our ability to continue as a going concern. In order to address this concern, we have implemented substantial cost reductions and have also been pursuing alternatives to raise additional capital both at ARTISTdirect and ARTISTdirect Records in order to continue the operations of both entities. If sufficient funding is not available, then the Company may not be able to fund its own operations or the operations of ARTISTdirect Records, LLC. In such event, the Company may seek to divest all or certain of our assets or the entire company in order to raise the capital necessary to sustain business operations. Should this fail the Company and/or ARTISTdirect Records may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for stockholders. See Liquidity and Capital Resources section for more detail.

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

     The Company has significantly reduced its operating costs over the past two years including a reduction in staffing. We expect this to help us reduce our net loss going forward and conserve our cash resources given prevailing market conditions. In addition, our Chief Executive Officer has agreed to a reduction in his salary under his employment agreements with the Company and ARTISTdirect Records. We have incurred cumulative net losses of $254.5 million from inception to June 30, 2003, of which approximately $74.3 million represented stock-based compensation expense. Although we have significantly reduced our operating expenses, especially those related to our online operations, technology infrastructure and marketing, we expect our net losses to continue and to remain significant for the foreseeable future.

     We are committed to advance to ARTISTdirect Records an additional $12.0 million in 2004, which exceeds our current available cash. The Company’s commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should the Company fail to meet its commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of the Company’s interest in ARTISTdirect Records.

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

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, reserves for sales returns, income taxes, long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     E-commerce revenue consist primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, including shipping fees, and is recognized when the products are shipped. We record e-commerce revenue on a gross basis as we enter into the sale transactions with customers, establishes the prices of the products, chooses the suppliers of the products, assumes the risk of inventory loss and collects all amounts from the customers and assumes the credit risk. E-commerce revenue is subject to amounts due to the respective artists based on their contracts, and such expense is recorded as part of direct cost of product sales.

     We record amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs.” Pursuant to EITF 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the consolidated statements of operations. For the three and six months ended June 30, 2003 and 2002, we recorded $200,000 and $402,000, and $241,000 and $494,000, respectively, as revenue for shipping and handling fees charged to customers. For the three and six months ended June 30, 2003 and 2002, we recorded $173,000 and $341,000, and $228,000 and $468,000, respectively, of shipping and handling costs as direct cost of product sales in the consolidated statements of operations.

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

     iMusic record label revenue consists primarily of the worldwide sale of compact discs by artists signed to iMusic, the brand name used by us for the record label operated by its wholly owned subsidiary ARTISTdirect Digital, Inc. We recognize revenues upon the shipment of compact discs from its distributors to retailers and independent wholesalers and records appropriate reserves for product returns. At the time of the shipment of the product, the following criterion under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” have been met: the seller’s price to the buyer is substantially fixed or determinable at the date of sale; the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; the buyer acquiring the product for resale has economic substance apart from that provided by the seller; the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; the amount of future returns can be reasonably estimated.

     We estimate the provision for returns on a quarterly basis by album based on the amount of time since the initial album release, the actual returns to date, the trend of sales activity (sales by the retailers and wholesalers) and the number of unsold units at retailers and wholesalers. Returns to our distributor are deemed to be returns to the Company. The iMusic record label revenues recorded for the three and six months ended June 30, 2003 are net of a provision for returns of $61,000 and $464,000, respectively.

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

Revenue

     We currently generate revenues from three sources: E-commerce, Media and iMusic record label. All of our revenue is generated in cash. For the three and six months ended June 30, 2003 and 2002 there was no barter revenue.

     E-Commerce Revenue. E-Commerce revenue includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through the ARTISTdirect shopping mall of our network. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our E-Commerce sales in the fourth quarter have, on average, been higher than in other quarters. We believe that this trend may continue for the foreseeable future. E-commerce revenues have decreased over the past three years as a result of a reduction in the number of official artist stores and corresponding lower traffic to our websites. For the three and six months ended June 30, 2003, e-commerce revenue constituted approximately 43% and 45%, respectively, of our total net revenue for those periods compared with 78% and 85%, respectively, for the three and six months ended June 30, 2002.

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

     For the three and six months ended June 30, 2003, media revenue constituted approximately 32% and 21%, respectively, of our total net revenue for those periods compared with 22% and 15%, respectively, for the three and six months ended June 30, 2002. Since most of our sponsorship and advertising contracts are short-term in nature, our advertising revenue is susceptible to significant fluctuation. In particular, our net revenue from advertising revenue has significantly decreased over the past three years. This decrease is primarily due to advertisers spending less money on banner advertising and to a lesser degree due to decreased traffic to our websites. Due to the continued weak demand for online advertising, we do not expect our advertising revenues to increase significantly in the near future. During the three and six months ended June 30, 2003, AT&T Wireless accounted for 83% and 73%, respectively of our total media revenue. No other advertiser accounted for more than 10% of our media revenue for that period.

     iMusic Record Label Revenue. iMusic record label revenue consists primarily of the sale of compact discs by artists signed to the iMusic record label. The Company recognizes revenues upon the shipment of compact discs to retailers and independent wholesalers and records appropriate reserves for product returns. iMusic is the brand name used by the Company for the record label operated by its wholly owned subsidiary ARTISTdirect Digital, Inc. During the second quarter of 2003, the Company decided to scale back its iMusic operations and does not expect to release any additional albums domestically.

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

     Stock-based compensation included in cost of revenue represents the non-cash amortization of the estimated value of warrants and options, using the Black-Scholes option pricing model, granted to vendors and to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities, and is amortized over the life of the associated contract periods. We currently do not intend to grant additional equity interests in the future related to obtaining e-commerce rights from artists.

Operating Expense

     Web Site Development. Web site development expense consists primarily of expenses incurred to update the content and design of our Web sites and underlying technology infrastructure. These expenses primarily include payments to third-party service vendors and personnel costs. The implementation of Emerging Issues Task Force No. 00-02, “Accounting for Website Development Costs,” effective July 1, 2000, did not have a material impact on our consolidated financial statements. During 2002, the Company curtailed investment in the development of its websites and does not expect to spend significantly in this area in the foreseeable future.

     Sales and Marketing. Sales and marketing expense consists primarily of advertising, marketing and promotion expenses incurred to promote our Web sites, plus payroll and related expenses for personnel engaged in marketing and advertising sales activities. The Company has significantly reduced its sales and marketing expenses over the past three years and does not intend to spend significantly in the foreseeable future.

     General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, professional services expenses, facilities expenses, travel and other general corporate expenses.

     Stock-based Compensation. Stock-based compensation included in operating expenses represents the amortization of non-cash compensation expense related to equity instruments (including compensation related to the rescission offer) granted to employees, directors, professional firms, and to artists and advisors in connection with the artists entering into contractual commitments to provide promotional services for their online commerce activities. For the three and six months ended June 30, 2003, stock-based compensation expense of approximately $14,000 and $28,000, respectively, was recognized in operating expenses compared with $740,000 and $1.5 million for the three and six months ended June 30, 2002.

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

Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of fixed assets.

Interest Income and Expense

     Interest income consists of earnings on our cash and cash equivalents, and interest expense consists of interest associated with short-term borrowings and equipment lease obligations.

Results of Operations – ARTISTdirect, Inc.

Three and six months ended June 30, 2003 and 2002

Net Revenue

     Three months ended June 30, 2003

     Net revenue for the three months ended June 30, 2003 increased 37% to $2.0 million from $1.4 million for the three months ended June 30, 2002. The increase was primarily due to the addition of iMusic record label revenue. iMusic record label revenue was $497,000 for the three months ended June 30, 2003 and there was no activity for the three months ended June 30, 2002. E-Commerce revenue decreased 24% to $855,000 for the three months ended June 30, 2003 from $1.1 million for the three months ended June 30, 2002, primarily due to the decrease in the number of official artist stores, and a reduction in our offering of exclusive music and merchandise that drove sales in 2002. Media revenue increased 93% to $624,000 for the three months ended June 30, 2003 from $323,000 for the three months ended March 31, 2002, primarily due to the execution of an entertainment marketing program that involved online components and a tour sponsorship during the second quarter of 2003.

     Six months ended June 30, 2003

     Net revenue for the six months ended June 30, 2003 increased 33% to $3.7 million from $2.8 million for the six months ended June 30, 2002. The increase was primarily due to the addition of $1.2 million of iMusic record label revenue for the period compared with no activity during the first half of the prior year. E-Commerce revenue for the first half of 2003 decreased 30% to $1.7 million from $2.3 million for the six months ended June 30, 2002, primarily due to a decrease in the number of official artist stores that the Company operated in 2003. Media revenue for the first half of 2003 increased 88% to $758,000 from $404,000 for the six months ended June 30, 2002, primarily due to an increase in entertainment marketing revenue as a result of a tour sponsorship during the first six months of 2003.

Cost of Revenue

Three months ended June 30, 2003

     Direct cost of product sales for the three months ended June 30, 2003 decreased 6% to $809,000 from $862,000 for the three months ended June 30, 2002. The net decrease of $53,000 is a result of an approximate $200,000 decrease in e-commerce direct costs in conjunction with a decrease in revenues offset partially by approximately $150,000 of direct costs of sales related to the iMusic record label. E-commerce direct gross margin decreased during the 2003 due to the decrease in revenues but the margin percentage remained approximately the same compared with 2002.

     Other cost of revenue for the three months ended June 30, 2003 decreased 56% to $396,000 from $895,000 for the three months ended June 30, 2002. This $499,000 net decrease was primarily due to an approximate $500,000 decrease in web site hosting and maintenance costs due to a restructuring of our third party service provider agreements, and a reduction in other network indirect costs of revenue of approximately $150,000 offset by an approximately equivalent increase in entertainment marketing costs of revenue.

     Stock-based compensation for the three months ended June 30, 2003 decreased 99% to $13,000 from $954,000 for the three months ended June 30, 2002. The decrease in expense is due to the termination of artist stores and the expiration of artist store agreements resulting in the full amortization of the related stock-based compensation in 2002.

Our gross profit (loss) percentage for the three months ended June 30, 2003 improved to 38% from – 88% for the three months ended June 30, 2002. The improvement in gross margin percentage is due primarily to the significant decrease in stock-based compensation and to a lesser degree to the improvement in the Media segment’s gross margin and the addition of approximately $350,000 of gross margin from the iMusic record label.

Six months ended June 30, 2003

     Direct cost of product sales for the six months ended June 30, 2003 remained consistent at $1.8 million compared with the six months ended June 30, 2002. However, e-commerce direct cost of sales decreased approximately $500,000 in conjunction with a decrease in revenues and was offset by the manufacturing costs, distribution fees and mechanical royalties related to iMusic record label revenues for the period.

     Other cost of revenue for the six months ended June 30, 2003 decreased 49% to $911,000 from $1.8 million for the six months ended June 30, 2002. This $892,000 net decrease was primarily due to an approximate $1.1 million decrease in web site hosting and maintenance costs due to a restructuring of our third party service provider agreements, and a reduction in other network indirect costs of revenue of approximately $150,000 offset by an increase in entertainment marketing costs of revenue of approximately $200,000 and approximately $150,000 of iMusic artist advances during the period.

     Stock-based compensation for the six months ended June 30, 2003 decreased 98% to $33,000 from $1.9 million for the six months ended June 30, 2002. The decrease in expense is due to the termination of artist stores and the expiration of artist store agreements resulting in the full amortization of the related stock-based compensation in 2002.

Our gross profit (loss) percentage for the six months ended June 30, 2003 improved to 25% from – 100% for the six months ended June 30, 2002. The improvement in gross margin percentage is due primarily to the significant decrease in stock-based compensation and to a lesser degree to the improvement in the Media segment’s gross margin and the addition of approximately $700,000 of gross margin from the iMusic record label.

Operating Expenses

     Web Site Development. We incurred no web site development costs for the three months or six months ended June 30, 2003 compared to $11,000 and $20,000, respectively, for the three months and six months ended June 30, 2002. These decreases were due to a cessation of activity related to the enhancement of our Web sites.

     Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2003 decreased 33% to $307,000 compared to $455,000 for the three months ended June 30, 2002. The decrease was due to the termination of an online advertising agreement during the second quarter of 2003 and a reduction in payroll expense partially offset by the addition of iMusic record label marketing expenses in 2003.

     Sales and marketing expense for the six months ended June 30, 2003 remained approximately the same at $1.1 million compared with the first half of 2002. However, during the first half of 2003, sales and marketing related payroll expense and online advertising expense decreased in aggregate by approximately $700,000 compared with the first half of 2002 due to the elimination of internal sales staff and outside sales consultants and termination of an online advertising agreement. This increase was offset by approximately $700,000 of marketing expenses related to iMusic record label releases.

     General and Administrative. General and administrative expense for the three months ended June 30, 2003 decreased 27% to $1.3 million from $1.8 million for the three months ended June 30, 2002. This decrease was primarily attributable to a decrease in payroll and related costs as well as decreases in insurance and travel and entertainment expenses.

     General and administrative expense for the six months ended June 30, 2003 decreased 17% to $2.8 million from $3.4 million for the six months ended June 30, 2002. This decrease was primarily attributable to a decrease in payroll and related costs as well as decreases in insurance, travel and entertainment expenses and legal fees.

     Stock-based Compensation. Stock-based compensation for the three and six months ended June 30, 2003 was $14,000 and $28,000, respectively, compared with $740,000 and $1.5 million for the three and six months ended June 30, 2002. These decreases were primarily due to the termination of artist promotion agreements in 2002 in connection with the completion of terms and closure of artist stores resulting in full-amortization of stock-based compensation expense in 2002.

     Depreciation and Amortization. Depreciation and amortization expense for the three and six months ended June 30, 2003 was $340,000 and $753,000, respectively, compared to $709,000 and $1.5 million for the three and six months ended June 30, 2002. These decreases were primarily due to the full depreciation of certain fixed assets during 2002 and the absence of any significant new fixed asset purchases.

     Loss from Impairment of Fixed Assets. Loss from impairment of fixed assets for the three and six months ended June 30, 2003 was $2.2 million compared with $0 for the same periods in 2002. The increases are due to the impairment of Company’s net fixed assets that were recorded during the quarter ended June 30, 2003

     Loss from Impairment of Goodwill. Loss from impairment of goodwill for the three and six months ended June 30, 2003 was $0 compared with $788,000 for the same periods in 2002. The decrease is due to the write-off of the remaining unamortized goodwill of the Company from acquisitions in previous periods during the second quarter of 2002.

     Income (loss) from Equity Investments. Loss from equity investments for the three and six months ended June 30, 2003 was $2.4 million and $7.1 million, respectively, compared to $9.6 million and $18.0 million, respectively, for the three and six months ended June 30, 2002. The decreases in the loss from equity investments are due to decreases in the losses from operations of our record label venture, ARTISTdirect Records.

     See additional discussion and analysis of ARTISTdirect Records in the section “Results of Operations –

ARTISTdirect Records, LLC below.

     Forgiveness of Debt. Forgiveness of debt for the three and six months ended June 30, 2003 was $411,000 compared to $0 for the same periods in 2002. The forgiveness of debt in 2003 was due to an executive of the Company forgiving deferred salary amounts during the quarter ended June 30, 2003.

     Interest Income and Expense.

     Interest income for the three months ended June 30, 2003 decreased 75% to $51,000 from $200,000 for the three months ended June 30, 2002. The decrease was due to lower available cash balances for the relevant period as well as lower interest rates.

     Interest income for the six months ended June 30, 2003 decreased 79% to $104,000 from $495,000 for the six months ended June 30, 2002. The decrease was due to lower available cash balances for the relevant period as well as lower interest rates.

Net Loss

Three months ended June 30, 2003

     Net loss for the three months ended June 30, 2003 decreased $9.8 million, or 64%, to $5.4 million compared to $15.2 million for the three months ended June 30, 2002. The decrease in the net loss is primarily attributable to a $2.0 million increase in gross profit, a $7.2 million decrease in the loss from the Company’s equity investment in ARTISTdirect Records, which were partially offset by a $2.2 million increase in loss from impairment of fixed assets. In addition, the Company realized an approximate $150,000 decrease in sales & marketing expenses, $500,000 decrease in general & administrative expenses, a $1.1 million decrease in non-cash stock-based compensation and depreciation, an approximate $800,000 decrease in the loss from impairment of goodwill, and a $411,000 increase in the forgiveness of debt.

Six months ended June 30, 2003

     Net loss for the six months ended June 30, 2003 decreased $15.8 million, or 56%, to $12.5 million compared to $28.4 million for the six months ended June 30, 2002. The decrease in the net loss is primarily attributable to a $3.7 million increase in gross profit, a $11.0 million decrease in the loss from the Company’s equity investment in ARTISTdirect Records, which were partially offset by a $2.2 million increase in loss from impairment of fixed assets. In addition, the Company realized an approximate $560,000 decrease in general & administrative expenses, $2.2 million decrease in non-cash stock-based compensation and depreciation , an approximate $800,000 decrease in the loss from impairment of goodwill, and a $411,000 increase in the forgiveness of debt.

Liquidity and Capital Resources – ARTISTdirect, Inc.

     As of June 30, 2003, we had $866,000 of unrestricted cash and cash equivalents and held $2.5 million in short-term investments.

     Net cash used in operating activities was $2.4 million for the six months ended June 30, 2003, compared with $6.8 million for the six months ended June 30, 2002. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items such as the loss from equity investments, loss from impairment of fixed assets, stock-based compensation, and depreciation and amortization.

     Net cash provided by investing activities was $861,000 for the six months ended June 30, 2003, which resulted primarily from net sales of short-term investments of $3.6 million, offset by advances of $2.75 million to the record label venture. Net cash used in investing activities was $7.1 million for the six months ended June 30, 2002, which resulted primarily from advances of $11.25 million to the record label venture offset by net sales of short-term investments of $4.1 million.

     Net cash provided by financing activities was $453,000 for the six months ended June 30, 2003, which resulted primarily from a decrease in restricted cash. Net cash used in financing activities for the six months ended June 30, 2002 was $294,000 that resulted primarily from an increase in restricted cash during that period.

     As of June 30, 2003, our principal commitments consisted of our obligation to fund ARTISTdirect Records with an additional $12.0 million ($45 million commitment less $33.0 million advanced by us through June 30, 2003) and obligations outstanding under operating leases and employment contracts. Our most significant operating lease liability relates to leased office space and we are currently in discussions with our landlord about terminating our lease and settling our lease obligation.

     A summary of our contractual cash obligations, excluding the record label funding commitment, as of June 30, 2003, is as follows:

		Payments Due by Period (in thousands)
		Less than	Between	Between	After
Contractual cash obligations	Total	1 year	2-3 years	4-5 years	5 years

Operating leases (1)	$12,884	$1,756	$3,714	$3,868	$3,546
Employment contracts (2)	1,500	500	1,000	—	—

Total contractual cash obligations (excluding record label commitments)	$14,384	$2,256	$4,714	$3,868	$3,546

(1)  The Company is currently in negotiations with its landlord about terminating its office lease. No formal agreement has yet been executed but if the Company is successful in terminating its office lease, the Company’s cash obligations under operating leases as shown above will be reduced by approximately $870,000 in 2003, $1.8 million in 2003 and 2004, $1.9 million in 2005 thru 2009, and $600,000 in 2010.

(2)  During 2002, certain employment agreements were amended whereby certain executives agreed to defer all or a portion of their future salaries until the Company raised new debt or equity financing of at least $20 million. During the three months ended June 30, 2003, one of these employment agreements was further amended whereby all future salary would be reduced, even if new debt or equity financing is raised. The contractual cash obligations under employment contracts shown above reflect the current gross contractual commitments as of June 30, 2003. If amounts being deferred do not become payable, the Company’s cash obligations under employment agreements as shown above will be reduced by $125,000 during 2003, $250,000 annually during 2004 and 2005 and by $125,000 during 2006.

     We currently anticipate that available cash resources, including short-term investments, will likely not be sufficient to meet anticipated needs for working capital and capital expenditures for the next twelve months without additional capital or a significant reduction of operating expenses that would likely include a shut-down, disposition of operations or divestiture of assets. Furthermore, ARTISTdirect Records will require additional capital during 2003 to continue its operations. We have implemented substantial cost reductions with the goal of improving our ability to operate as a going concern. However, there can be no assurance that these efforts will be sufficient to enable us to operate as a going concern on a sustained basis. We are also pursuing alternatives to raise additional capital in order to continue funding of ARTISTdirect and ARTISTdirect Records. There can be no assurance that additional capital can be obtained by either ARTISTdirect or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. If additional funds are raised through the issuance of equity securities of either ARTISTdirect or ARTISTdirect Records, the percentage ownership of current stockholders in ARTISTdirect, and our ownership interest in ARTISTdirect Records, will be reduced. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends, and any debt issued by ARTISTdirect Records may be senior to the obligations of ARTISTdirect Records to ARTISTdirect. Failure to raise additional capital could seriously harm our business and the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records. In such event, ARTISTdirect and/or ARTISTdirect Records may seek to divest all or certain of their assets or we may seek to divest all or a part of our ownership of ARTISTdirect Records, in order to raise the capital necessary to sustain business operations of ARTISTdirect and/or ARTISTdirect Records. Should this fail, ARTISTdirect and/or ARTISTdirect Records may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for our stockholders and/or a total loss of our investment in ARTISTdirect Records.

Results of Operations – ARTISTdirect Records, LLC

The following discussion of the results of operations of ARTISTdirect Records, LLC for the three months and six months ended June 30, 2003 and 2002, is provided for additional information.

Net Revenue

     Net revenue for the three and six months ended June 30, 2003 was $217,000 and $1.2 million, respectively, compared with $959,000 and $1.8 million, respectively, for the three and six months ended June 30, 2002. During the first half of 2003, ARTISTdirect Records released one album, The Blood Brothers’ Burn, Piano, Burn in March 2003 compared with two albums released during the first half of 2002, Custom’s Fast and Badly Drawn Boy’s About a Boy. In addition, during the first half of 2003, additional units were shipped for a number of the label’s 2002 releases including most prominently Smilez and Southstar’s Crash the Party. Net revenues for the six months ended June 30, 2003 and 2002, are net of return provisions of $771,000 and $436,000, respectively.

Cost of Revenue

     Direct cost of product revenue includes manufacturing costs and distribution fees payable to BMG and the provision for artist advances and royalty expense. Manufacturing and distribution expenses for the three and six months ended June 30, 2003 were $102,000 and $376,000, respectively, compared with $297,000 and $578,000, respectively, for the three and six months ended June 30, 2002. The decrease in these expenses was due to the decrease in shipped albums during 2003 compared with the prior year period.

     Advances and royalties include amounts paid to artists or producers signed to the label, costs paid for the recording of albums and royalties earned from the sales of such albums. Advances are typically recoupable against royalties earned by the artists or producers upon the sale of their albums. Advances and royalties, net of recoupment, for the three and six months ended June 30, 2003 were $244,000 and $1.3 million, respectively, compared with $3.0 million and $6.2 million, respectively, for the three and six months ended June 30, 2002. The decreases were due primarily to a decrease in the signing and recording activity during the first half of 2003 compared with 2002 as well as an advance payment made during the first half of 2002 to a producer.

Operating Expenses

     Sales and Marketing. Sales and marketing expense represents costs of sales, marketing, promotion, publicity and video production related to ARTISTdirect Records’ albums released during the period as well as the related costs for setting up future releases. Sales and marketing expense for the three and six months ended June 30, 2003 was $1.1 million and $3.1 million, respectively, compared with $4.6 million and $6.9 million, respectively, for the three and six months ended June 30, 2002. The decrease in expenses is due to lower amounts being expended on the marketing and promotion of singles and a decrease in the first half of 2003 in the number of albums being set up for future release compared with activity during the first half of 2002.

     General and Administrative. General and administrative expense represents payroll and related expenses, costs for travel & entertainment, outside legal fees and general office and communication expenses. General and administrative expense for the three months and six months ended June 30, 2003 was $2.3 million and $5.5 million, respectively, compared with $4.0 million and $7.5 million, respectively, for the three and six months ended June 30, 2002. The decreases were due primarily to decreases in payroll and related, travel & entertainment and outside legal expenses.

     Loss from Impairment of Fixed Assets. Loss from impairment of fixed assets for the three and six months ended June 30, 2003 was $100,000 compared with $0 for the same periods in 2002. The increase is due to the write-off of certain of the Company’s net fixed assets that were deemed to be impaired as of June 30, 2003 due to the likelihood of future abandonment of certain leasehold improvements.

     Interest Expense. Interest expense represents the accrual of interest on loan advances made to ARTISTdirect Records from ARTISTdirect, Inc. and BMG. Interest expense for the three months and six months ended June 30, 2003 was $522,000 and $1.1 million, respectively, compared to $292,000 and $434,000, respectively, for the three and six months ended June 30, 2002. The increases are due to an increase in the total loan balances during 2003 compared with 2002.

Net Loss

     Net loss was $4.2 million and $10.4 million for the three and six months ended June 30, 2003, respectively, compared with $11.3 million and $19.8 million, respectively, for the three and six months ended June 30, 2002. The decreases in net loss of $7.1 million and $9.4 million, respectively, were due to decreases in gross loss for the three and six months ended June 30 of $2.2 million and $4.4 million, respectively, and lower sales and marketing expenses of $3.5 million and $3.7 million, respectively, and lower general and administrative expenses of $1.7 million and $2.1 million, respectively.

Liquidity and Capital Resources – ARTISTdirect Records, LLC

     As of June 30, 2003, ARTISTdirect Records had approximately $400,000 of cash on hand. During the six months ended June 30, 2003, ARTISTdirect made loan advances to ARTISTdirect Records of $2.75 million for a total amount of loan advances of $33.0 million since inception. In June 2003, ARTISTdirect Records received $1.15 million from several individual investors, including $250,000 from CEO Ted Field, under Convertible Promissory Notes that will convert to equity if at least $3.0 million (including the $1.15 million) of additional financing is raised. In April 2003, BMG made distribution advances to ARTISTdirect Records of $3.0 million ($5.0 million of additional advances less $2.0 million retained as an offset against prior distribution advances that had not yet been recouped) in conjunction with its North American distribution agreement and worldwide license agreement. In aggregate, BMG has made a total of $10.0 million ($12.0 million of gross advances less $2.0 million retained against unrecouped amounts) of distribution advances.

     In order to continue its operations, ARTISTdirect Records will require additional capital during the remainder of 2003. We are currently pursuing alternatives to raise additional capital in order to continue operations of ARTISTdirect Records. There can be no assurance that additional capital can be obtained by the Company or ARTISTdirect Records on reasonable terms or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records. In such event, ARTISTdirect Records may seek to divest all or certain of its assets in order to raise the capital necessary to sustain business operations. Should this fail, ARTISTdirect Records may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss of our investment. If additional funds were raised through the issuance of equity securities, our percentage ownership of ARTISTdirect would be reduced.

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

We Face Substantial Doubt About Our Ability To Continue As A Going Concern Without Further Substantial Cost Reductions And/Or Additional Financing

     The report from our Independent Auditors for the year ended December 31, 2002 includes an explanatory paragraph that describes substantial doubt concerning our ability to continue as a going concern given our current available cash resources. In order to address this concern, we are implementing substantial cost reductions designed to allow us to operate as a going concern. However, there can be no assurance that these efforts will be sufficient to enable us to operate as a going concern on a sustained basis. In addition, we are pursuing alternatives to raise additional capital both at ARTISTdirect and ARTISTdirect Records in order to continue the operations of both entities. We do not have any formal commitments at this time and there can be no assurance that additional capital can be obtained either by ARTISTdirect or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. If additional funds are raised through the issuance of equity securities of either ARTISTdirect or ARTISTdirect Records, the percentage ownership of current stockholders in ARTISTdirect, and our ownership interest in ARTISTdirect Records, will be reduced. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends, and any debt issued by ARTISTdirect Records may be senior to the obligations of ARTISTdirect Records to ARTISTdirect. Failure to raise additional capital could seriously harm our business and the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records. In such event, ARTISTdirect and/or ARTISTdirect Records may seek to divest all or certain of their assets or we may seek to divest all or a part of our ownership of ARTISTdirect Records, in order to raise the capital necessary to sustain business operations of ARTISTdirect and/or ARTISTdirect Records. Should this fail, ARTISTdirect and/or ARTISTdirect Records may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for our stockholders and/or a total loss of our investment in ARTISTdirect Records.

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

We Have A History Of Operating Losses And Anticipate Losses And Negative Cash Flow For The Foreseeable Future

     To date, we have not been profitable on an annual or quarterly basis and have incurred accumulated losses of approximately $254.5 million as of June 30, 2003. For the three and six months ended June 30, 2003, and the year ended December 31, 2002, we incurred net losses of approximately $5.4 million, $12.6 million and $48.2 million, respectively, which represented approximately 274%, 341% and 771%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for at least the near future. We will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will likely be unable to continue our operations.

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

     ARTISTdirect Records has a very limited operating history upon which to assess whether it will be able to meet all of the challenges required to successfully develop and operate its business. Accordingly, there can be no assurance that Mr. Field will be able to successfully operate ARTISTdirect Records. ARTISTdirect Records may be forced to curtail or cease operations if it is not able to obtain the capital necessary to sustain its operations, in which events the value of our investment in ARTISTdirect Records may be seriously impaired. In such event, ARTISTdirect Records may seek to divest all or certain of its assets or the Company may seek to divest all or a part of its ownership of ARTISTdirect Records, in order to raise the capital necessary to sustain business operations of the Company and/or ARTISTdirect Records. Should this fail, ARTISTdirect Records may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss of our investment in ARTISTdirect Records.

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

     The ARTISTdirect Records co-venture with Mr. Field represented a significant shift in the planned use of our cash resources. As of June 30, 2003, we had provided $33.0 million to ARTISTdirect Records and are obligated to provide an additional $12.0 million from 2004 through July 2006, which exceeds our current available cash. As of June 30, 2003, we had unrestricted cash and short-term investments totaling $3.3 million. Our commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should we fail to meet our commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of our interest in ARTISTdirect Records.

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

     Our failure to achieve one or more of these objectives could impair our ability to increase advertising revenue, which could adversely affect our business. In addition to the above factors, general economic conditions, as well as economic conditions specific to online advertising, electronic commerce and the music industry, could affect our ability to increase our advertising revenue. In particular, the growth of online advertising has declined since 2000, which has had, and in the future may continue to have, a significant adverse effect on our revenue from online advertising. We do not currently expect online advertising to grow significantly in the near future. In the past, we have traditionally relied on a limited number of customers for our advertising revenue. For instance, during the three and six months ended June 30, 2003, AT&T Wireless accounted for 83% and 73%, respectively, of our total media revenue. During the year ended December 31, 2002, AT&T Wireless accounted for 14% of our total media revenue. The loss of this customer could have a significant adverse effect on our media revenue.

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

     We rely to a large extent on timely distribution by third parties. During 2002, we relied on two vendors, Alliance Entertainment, and Benn Co. (formerly Old Glory Boutique Distributing, Inc.) to fulfill and distribute our orders for music and related merchandise. During the both the three months ended June 30, 2003 and the year ended December 31, 2002, approximately 85% and 15%, respectively, of our total customer orders were fulfilled by Alliance and Benn Co., respectively. We purchase a significant portion of our artist-licensed merchandise from Benn Co. and most all of our compact discs from Alliance. Our contracts with Alliance and Benn Co. expire in August 2003 and April 2004, respectively. Our business could be significantly disrupted if Alliance or Benn Co. were to terminate, fail to renew or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Benn Co. or other vendors are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms, in a timely manner or at all.

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

Our Record Label Businesses Are Subject To Unpredictable Fluctuations, Which Could Adversely Affect Our Operating Results

     We expect that the ARTISTdirect Records and iMusic record labels will experience significant fluctuations in revenue and income based, in part, on the release schedule for artists signed to the label and the subsequent sales of the released compact discs. It is inherently difficult to predict the sales for any particular compact disc and, therefore, operating results for any given period may be significantly higher or lower than another given period. To the extent that the record labels’ results are significantly lower than expected for any given period, this could adversely affect our overall operating results and would likely cause our stock price to fall. ARTISTdirect Records will require additional capital in 2003 to sustain operations. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. In such event, ARTISTdirect Records may seek to divest all or certain of its assets or the Company may seek to divest all or a part of its ownership of ARTISTdirect Records, in order to raise the capital necessary to sustain business operations of the Company and/or ARTISTdirect Records. Should this fail, ARTISTdirect Records may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss of the Company’s investment in ARTISTdirect Records.

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

The Loss Of Key Personnel, Including Ted Field Or Keith Yokomoto, Could Adversely Affect Our Business Because These Individuals Are Important To Our Continued Operation

     Our future success depends to a significant extent on the continued services of our senior management, particularly Ted Field and Keith Yokomoto. The loss of either of these individuals would likely have an adverse effect on our business. During the second quarter of 2003, Marc Geiger, one of the Company’s founders and most recently Vice Chairman and President — Artist Services, resigned from the Company to pursue other opportunities but will remain a director until September 2003. The departure of Mr. Geiger may impact our business going forward. Competition for personnel throughout our industry is intense and we may be unable to retain these key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected. Recently enacted and proposed changes in corporate governance and securities laws and regulations, such as the Sarbanes-Oxley Act of 2002, could make it more difficult for us to attract and retain qualified executive officers or qualified members of our Board of Directors, particularly to serve on our audit committee.

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

     In addition, legislatures and government agencies have adopted and are considering adopting additional laws and regulations governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. For example, the Child Online Protection Act, or COPA, prohibits and imposes criminal penalties and civil liability on anyone communicating material harmful to minors through the Internet for commercial purposes, unless access to such material is blocked to minors under age 17. The Third U.S. Circuit Court of Appeals, on remand from the U.S. Supreme Court, has again upheld a preliminary injunction precluding enforcement of COPA on constitutional grounds. If the U.S. Supreme Court hears another appeal on the matter and decides to lift the injunction against COPA, and if content delivered by us or placed on our Web sites violates COPA, we could be liable. Such a result may adversely affect our ability to attract users under age 17 and, consequently, may adversely affect our ability to attract advertisers.

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

The Delisting Of Our Common Stock From The Nasdaq Stock Market Has Resulted In Less Liquidity For Our Common Stock, Making It More Difficult For Us To Raise Financing And For You To Sell Your Shares.

     In May 2003, NASDAQ notified us that we no longer complied with the stockholder’s equity, market capitalization and certain other requirements for continued listing on The NASDAQ National Market or for moving our listing to The NASDAQ Small Cap Market. Our common stock was delisted from The NASDAQ Stock Market effective May 9, 2003 and is now being traded on the Over-The-Counter Bulletin Board. As a result of being delisted from The NASDAQ Stock Market, our stockholders may find it more difficult to sell their shares of our common stock. This lack of market liquidity also may make it more difficult for us to raise additional capital in the future.

     As a result of being delisted, our common stock may become subject to the “penny stock” regulations, including Rule 15g-9 under the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and accredited investors. For transactions covered by this rule, a broker-dealer must make a special written suitability determination for the purchaser and have received the purchaser’s written agreement to the transaction prior to sale. Consequently, if this rule were to become applicable, the ability or willingness of broker-dealers to sell our common stock, and accordingly the ability of stockholders to sell their shares of our common stock in the public market, might decline. These additional procedures could also limit our ability to raise additional capital in the future. In the event that our common stock becomes subject to the penny stock regulations, the market liquidity for the shares would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

Our Common Stock Price Has Been Volatile Which Could Result In Substantial Losses For Individual Stockholders

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

     In addition, the average trading volume of our common stock has been extremely low in the past As a result, our stock price may be susceptible to significant volatility on a day-to-day basis, depending on the number of shares traded on any given day Due to these factors, you may not be able to sell your stock at or above the price you paid for it, which could result in substantial losses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     ARTISTdirect’s management, with the participation of ARTISTdirect’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of ARTISTdirect’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, ARTISTdirect’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, ARTISTdirect’s disclosure controls and procedures were effective in timely alerting them to the material information relating to ARTISTdirect (or its consolidated subsidiaries) required to be included in the reports ARTISTdirect files or submits under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

     During the most recent fiscal quarter covered by this report, there has been no change in ARTISTdirect’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, ARTISTdirect’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 24, 2003, our landlord, 5670 Wilshire, L.P., filed a lawsuit for unlawful detainer against us in Los Angeles Superior Court. In the lawsuit, our landlord alleges that we are in default under our office space lease because we have not paid rent for the month of June 2003. In the lawsuit, our landlord is seeking immediate possession of the premises and monetary damages against us. We are attempting to resolve the dispute amicably. We cannot assure you that we will achieve an amicable resolution of, or a favorable outcome in, the lawsuit. From time to time, we also may be involved in litigation relating to claims arising out of our ordinary course of business.

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

     After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $52.4 million. From January 1, 2003 to June 30, 2003, the Company used such net proceeds for the purposes and in the approximate amounts set forth in the following table:

Advances to ARTISTdirect Records	$2.8	million
EBITDA loss from Operations	2.6
Working Capital	(.8)

Total Expenditures	$4.6	million

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

     On May 9, 2003, ARTISTdirect, Inc.’s common stock was delisted from the NASDAQ Stock Market. The delisting action was taken by the NASDAQ as a result of deficiencies relating to listing standards for stockholder’s equity and market value of publicly held shares. The Company’s common stock is currently trading on the Over-the-Counter Bulletin Board (OTCBB). OTCBB securities are traded through broker/dealers acting as market makers.

     During the second quarter of 2003, Marc Geiger, one of the Company’s founders and most recently Vice Chairman and President — Artist Services, resigned from the Company to pursue other opportunities in the music industry. Other Company executives have assumed Mr. Geiger’s duties. In July 2003, Jim Carroll, the Company’s Chief Financial Officer, resigned from the Company to pursue other opportunities and Tom Fuelling, the Company’s Executive Vice President, Finance and Operations, was appointed to replace him. Mr. Carroll will remain a consultant with the Company for six months.

     We anticipate holding our 2003 annual meeting of stockholders during the third or fourth quarter of 2003, which would represent a delay of more than thirty days beyond the anniversary date of our 2002 annual meeting of stockholders. The deadlines for submission and acceptance of stockholder proposals that were published in our proxy statement for the 2002 annual meeting of stockholders remain as stated in our proxy statement for the 2002 annual meeting of stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1–7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1–7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.1	Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect, Inc. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr. Field.

10.2	Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect Records, L.L.C. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC. (Registrant)

By: /s/ THOMAS F. FUELLING Thomas F. Fuelling Executive Vice President, Chief Financial Officer and Secretary

Dated: August 14, 2003