Form 10-Q/A
period 2003-06-30
ARTISTDIRECT INC
filed 2003-08-18
CIK 1095079

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

PORTIONS AMENDED/EXPLANATORY NOTE

           ARTISTdirect, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, originally filed with the Securities and Exchange Commission on August 14, 2003 (the “Form 10-Q”), solely to correct immaterial typographical errors contained in the second paragraph under the heading “Note 3 — Critical Accounting Policies — Liability associated with investments in affiliated companies” on pages 5-6 of the Form 10-Q. The correct information is set forth below.

           “The Company is accounting for its investment in ARTISTdirect Records, a limited liability company that was founded with Ted Field in July 2001, on the equity method of accounting since the Company does not have voting or operational control of the investee. The Company originally committed to fund 100% of the operations of ARTISTdirect Records, up to $50.0 million, and recorded 100% of the losses attributable to that venture from inception to April 30, 2002. From May 1, 2002, the Company’s funding commitment was reduced to $45.0 million by the sale of 5% of ARTISTdirect Records’ equity to BMG and therefore the Company has recorded only its proportionate share, on the basis of relative funding commitments, of any losses of ARTISTdirect Records since that time. As of June 30, 2003, the Company had funded advances of $33.0 million to ARTISTdirect Records and recorded losses totaling $45.0 million, equal to the total of its funding commitment. As a result, it is expected that no additional equity losses in ARTISTdirect Records will be recorded by the Company going forward. However, the Company remains obligated to fund $12.0 million in 2004. The Company has recorded a liability related to this investment as of June 30, 2003 and December 31, 2002 as the Company’s share of losses exceeded their advances as of these respective dates.”

           Except as set forth above, no other changes or amendments are made to our Form 10-Q. This Amendment No. 1 on Form 10-Q/A speaks only as of the date the Form 10-Q was originally filed and, except as noted above, ARTISTdirect has not undertaken herein to amend, supplement or update any information contained in the original Form 10-Q to give effect to subsequent events.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1–7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1–7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.1	Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect, Inc. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr. Field. Previously filed.

10.2	Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect Records, L.L.C. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field. Previously filed.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC. (Registrant)

By: /s/ THOMAS F. FUELLING Thomas F. Fuelling Executive Vice President, Chief Financial Officer and Secretary

Dated: August 15, 2003