Form 10-Q
period 2003-09-30
ARTISTDIRECT INC
filed 2003-11-14
CIK 1095079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to

Commission file number 000-30063

ARTISTDIRECT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4760230 (I.R.S. Employer Identification No.)

10900 Wilshire Boulevard, Suite 1400 Los Angeles, California (Address of principal executive office)	90024 (Zip Code)

(323) 634-4000
(Registrant’s telephone number, including area code)

5670 Wilshire Boulevard, Suite 200
Los Angeles, CA 90036
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, par value $0.01 per share, outstanding as of September 30, 2003: 3,462,117 shares.

     In this Report, the words “ARTISTdirect,” the “Company,” “we,” “us” and “our” collectively refer to ARTISTdirect, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF ARTISTDIRECT, INC.

ARTISTdirect, Inc. and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except for share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29	$1,910
Restricted cash	350	2,157
Short term investments	2,485	6,124
Accounts receivable, net	310	426
Other prepaid expenses and current assets	303	1,220

Total current assets	3,477	11,837
Property and equipment, net	398	3,629
Investments in affiliated companies	—	64
Other assets, net	15	395

	$3,890	$15,925

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$148	$493
Accrued expenses	1,995	3,018
Deferred revenue	7	144
Liability associated with record label joint venture	11,965	—

Total current liabilities	14,115	3,655
Liability associated with record label joint venture	—	7,699
Long term liabilities	55	1,117

Total liabilities	14,170	12,471

Stockholders’ equity (deficit):
Common stock , $.01 par value. Authorized 15,000,000 shares; issued 3,785,019 shares and 3,784,644 shares in 2003 and 2002, respectively; outstanding 3,462,117 shares and 3,461,742 shares in 2003 and 2002, respectively.	379	379
Treasury stock, 322,902 shares	(3,442)	(3,442)
Additional paid-in-capital	207,968	207,867
Unearned compensation	—	(440)
Accumulated deficit	(215,203)	(200,978)
Unrealized gain on available for sale investments	18	68

Total stockholders’ equity (deficit)	(10,280)	3,454

	$3,890	$15,925

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Consolidated Statements of Operations

(amounts in thousands, except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenue:
E-Commerce	$731	$986	$2,397	$3,354
Media	84	314	842	718
iMusic Record Label	64	458	1,315	458

Total net revenue	879	1,758	4,554	4,530
Cost of revenue:
Direct cost of product sales	571	1,000	2,381	2,825
Other cost of revenue	177	828	1,088	2,631
Stock-based compensation	—	792	33	2,696

Total cost of revenue	748	2,620	3,502	8,152
Gross profit (loss)	131	(862)	1,052	(3,622)
Operating expenses:
Website development	—	21	—	41
Sales and marketing	75	525	1,178	1,621
General and administrative	1,060	2,029	3,892	5,424
Stock-based compensation	479	399	507	1,853
Depreciation and amortization	147	691	900	2,187
Loss from impairment of fixed assets	—	—	2,225	—
Loss from impairment of goodwill	—	—	—	788

Loss from operations	(1,630)	(4,527)	(7,650)	(15,536)
Loss from equity investments	(64)	(5,622)	(7,114)	(23,632)
Forgiveness of debt	—	—	411	—
Interest income, net	24	158	128	653

Loss from continuing operations before taxes	(1,670)	(9,991)	(14,225)	(38,515)

Income taxes	—	—	—	—

Loss from continuing operations	$(1,670)	$(9,991)	$(14,225)	$(38,515)
Income from discontinued operations	—	—	—	147

Net loss	$(1,670)	$(9,991)	$(14,225)	$(38,368)

Basic and diluted loss per share from continuing operations	$(.48)	$(2.89)	$(4.11)	$(11.09)
Basic and diluted income per share from discontinued operations	—	—	—	—

Basic and diluted loss per share	$(.48)	$(2.89)	$(4.11)	$(11.09)

Weighted average common shares outstanding (basic and diluted)	3,462,107	3,461,466	3,461,943	3,460,891

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(amounts in thousands, except for share data)

							Unrealized
							gain (loss)
	Common Stock			Additional			on avail.
			Treasury	Paid In	Unearned	Accumulated	for sale	Total
	Shares	Amount	Stock	Capital	Compensation	Deficit	Investments	Equity

Balance at December 31, 2002	3,461,742	$379	$(3,442)	$207,867	$(440)	$(200,978)	$68	$3,454
Amortization of unearned compensation	—	—	—	—	440	—	—	440
Issuance of securities for ESPP	375	—	—	1	—	—	—	1
Issuance of warrants				100				100
Unrealized loss on available for sale investments	—	—	—	—	—	—	(50)	(50)
Net loss	—	—	—	—	—	(14,225)	—	(14,225)

Balance at September 30, 2003	3,462,117	$379	$(3,442)	$207,968	$—	$(215,203)	$18	$(10,280)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(amounts in thousands)

	Nine Months Ended
	September 30,	September 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net loss	$(14,225)	$(38,368)
Income from discontinued operations	—	147

Loss from continuing operations	(14,225)	(38,515)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	900	2,188
Loss from equity investments	7,114	23,625
Loss from impairment of fixed assets	2,225	—
Loss from impairment of goodwill	—	788
Allowance for doubtful accounts and sales returns	(51)	72
Stock based compensation	540	4,549
Changes in assets and liabilities:
Accounts receivable	169	(226)
Prepaid expenses and other current assets	883	(417)
Other assets	380	(1)
Accounts payable, accrued expenses and other liabilities	(2,432)	(1,455)
Deferred revenue	(137)	(16)

Net cash used in continuing operations	(4,634)	(9,408)
Net cash provided by discontinued operations	—	147

Net cash used in operating activities	(4,634)	(9,261)

Cash flows from investing activities:
Purchases of property and equipment	—	(257)
Proceeds from the sales of equipment	106	15
Sale/maturity of short-term investments, net	3,589	8,734
Investment in ARTISTdirect Records, LLC, net	(2,750)	(18,500)
Distribution from other equity investments	—	6

Net cash provided by (used in) investing activities	945	(10,002)

Cash flows from financing activities:
Change in restricted cash	1,807	101
Proceeds from employee stock purchase plan	1	2

Net cash provided by financing activities	1,808	103

Net decrease in cash and cash equivalents	(1,881)	(19,160)
Cash and cash equivalents at beginning of period	1,910	25,766

Cash and cash equivalents at end of period	$29	$6,606

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

NOTE 2 – GOING CONCERN

     The Company has incurred losses and negative cash flows from operations in every fiscal period since inception and has an accumulated deficit of $215.2 million as of September 30, 2003. For the three months and nine months ended September 30, 2003, the Company incurred net losses of $1.7 million and $14.2 million, respectively, and negative operating cash flows of $4.6 million and $9.3 million, respectively. Additionally, the Company has been funding substantially all of the operations of ARTISTdirect Records, LLC, its record label joint venture with Radar Records Holdings, LLC, an entity owned by the Company’s Chairman, Ted Field. The Company’s operations to date and loans to ARTISTdirect Records, LLC have been funded by sales of its capital stock. Management expects the Company’s operating losses and the operating losses of ARTISTdirect Records, LLC to continue for the foreseeable future. The Company does not currently anticipate that available cash reserves will be sufficient to meet anticipated needs for working capital and capital expenditures over the next twelve months without additional capital. The Company is attempting to raise additional funding, but does not have any formal commitments as of the date of these financial statements. If sufficient funding is not available, then the Company may not be able to fund its own operations or its remaining commitment to provide funding to ARTISTdirect Records, LLC. In such event, the Company may seek to divest all or certain of its assets in order to raise the capital necessary to sustain business operations. Should this fail the Company may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for stockholders. The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The Company is accounting for its investment in ARTISTdirect Records, a limited liability company that was founded with Ted Field in July 2001, on the equity method of accounting since the Company does not have voting or operational control of the investee. The Company originally committed to fund 100% of the operations of ARTISTdirect Records, up to $50.0 million, and recorded 100% of the losses attributable to that venture from inception to April 30, 2002. From May 1, 2002, the Company’s funding commitment was reduced to $45.0 million by the sale of 5% of ARTISTdirect Records’ equity to BMG and therefore the Company has recorded only its proportionate share, on the basis of relative funding commitments, of any losses of ARTISTdirect Records since that time. As of September 30, 2003, the Company had funded advances of $33.0 million to ARTISTdirect Records and recorded losses totaling $45.0 million, equal to the total of its funding commitment. As a result, it is expected that no additional equity losses in ARTISTdirect Records will be recorded by the Company going forward. However, the Company remains obligated to fund $12.0 million in 2004. The Company has recorded a liability related to this investment as of September 30, 2003 and December 31, 2002 as the Company’s share of losses exceeded their advances as of these respective dates.

     The Company records a valuation allowance on loans to ARTISTdirect Records in the period in which it appears that the loan is no longer collectible. The Company has not recorded a valuation allowance on its loans to ARTISTdirect Records as the carrying amount of the loans has been reduced to zero as a result of the Company recording its share of losses of ARTISTdirect Records as of September 30, 2003 and December 31, 2002.

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

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003 and results of its operations, stockholders’ equity (deficit) and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the expected results for the full year or any future period. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s documents filed with the Securities and Exchange Commission (“SEC”) including its Form 10-K and Registration Statements on Form S-1, and all amendments thereto.

Loss Per Common Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 98. SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”). Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options, warrants, and similar investments) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The number of potentially dilutive common share equivalents outstanding and excluded from diluted EPS because their effect is anti-dilutive as of September 30, 2003 and 2002 was approximately 780,000.

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

     The Company records amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs.” Pursuant to EITF 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the consolidated statements of operations. For the three and nine months ended September 30, 2003 and 2002, the Company recorded $165,000 and $567,000, and

223,000 and $717,000, respectively, as revenue for shipping and handling fees charged to customers. For the three and nine months ended September 30, 2003 and 2002, the Company recorded $145,000 and $485,000, and 195,000 and $662,000, respectively, of shipping and handling costs as direct cost of product sales in the consolidated statements of operations.

     Media revenue consists primarily of the sale of advertisements and sponsorships, both online and offline, under short-term contracts. To date, the duration of the Company’s advertising and sponsorship commitments has generally averaged from one to three months with certain programs lasting up to nine months. The Company’s online obligations typically include the guarantee of a minimum number of “impressions” or times that an advertisement appears in pages viewed by the users of the Company’s online properties. Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is reasonably assured.

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

     The Company estimates the provision for returns on a quarterly basis by album based on the amount of time since the initial album release, the actual returns to date, the trend of sales activity (sales by the retailers and wholesalers) and the number of unsold units at retailers and wholesalers. Returns to the Company’s distributors are deemed to be returns to the Company. iMusic record label revenues recorded for the three months and nine months ended September 30, 2003 are net of a provision for returns of $136,000 and $600,000, respectively.

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

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amount):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		(Unaudited)		(Unaudited)

		2003	2002	2003	2002

		(in thousands, except for share data)
Net loss as reported		$1,670	$9,991	$14,225	$38,368
Add:	Stock based compensation expense reported in net loss attributable to common Shareholders	—	—	—	31
Deduct:	Total stock-based compensation expense determined under fair value method	132	224	396	636

Pro forma net loss		$(1,802)	$(10,215)	$(14,621)	$(38,973)

Net loss per share:
	Basic and diluted - as reported	$(.48)	$(2.89)	$(4.11)	$(11.09)
	Basic and diluted - pro forma	$(.52)	$(2.95)	$(4.22)	$(11.26)

Impairment of Long-Lived Assets

     Impairment of long-lived assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event the carrying amount of long-lived assets exceed the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. There was no impairment of long-lived assets as of December 31, 2002. In the second quarter of 2003, the Company determined that its fixed assets were impaired due to continuing losses, going concern issues, the delisting of its stock from the NASDAQ Stock Market and the likelihood that the majority of these assets will be abandoned in the near future. The Company believed that these factors were indicators of impairment and the carrying amount of the fixed assets was reduced to the estimated fair value. Accordingly, the Company recorded a write-off of $2.25 million in the second quarter of 2003.

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

Recently Issued Accounting Pronouncements

     In November 2002, the FASB’s Emerging Issues Task Force (EITF) issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this accounting pronouncement during the quarter ended September 30, 2003 but it has not had any significant impact on the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company’s management has determined that they will continue to account for stock-based employee compensation in accordance with APB No. 25.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of this pronouncement may have a significant impact on the Company’s consolidated financial statements as the operations of ARTISTdirect Records, which the Company is currently accounting for under the equity method, may have to be consolidated effective December 31,2003.

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

     The Company initially committed to the venture a total of $50 million over five years with the Company committing to fund up to $15.0 million per year, subject to a limit of $33 million in any three year period. Any funding in excess of these amounts would require the approval of the Company’s Board of Directors. As a result of the BMG equity purchase, the Company’s funding commitment was reduced to $45 million of which it has advanced $33.0 million as of September 30, 2003.

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

     During the third quarter of 2003, ARTISTdirect Records raised $100,000 of additional capital from two outside investors and $250,000 from Ted Field, Chairman of the Company and CEO of ARTISTdirect Records. This funding was in addition to the $900,000 of funding received in the second quarter from outside investors and $250,000 from Ted Field. The total funding of $1.5 million during the second and third quarters was obtained through the issuance of Convertible Promissory Notes (the “Bridge Notes”). The Bridge Notes accrue interest at an annual rate of 8% and shall be converted into new equity in ARTISTdirect Records when an aggregate amount of at least $2.0 million, including the $1.5 million of Bridge Notes already issued, of new financing is raised. The Bridge Notes are due in June 2005. In addition, the holders of the Bridge Notes received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $.01 per unit equivalent to the number of units of new equity that their Bridge Notes are converted into. The relative fair value of the warrants issued as of September 30, 2003 was $750,000, which was recorded as additional paid in capital, resulting in a discount on the carrying amount of the Bridge Notes. The Bridge Notes are convertible into equity based on their face amount, which results in a beneficial conversion feature with a relative fair value of $750,000. The fair value of the warrants is being expensed as interest expense over the term of the Bridge Notes. Since the commitment date for the beneficial conversion feature is contingent upon the completion of the financing round, the fair value of the beneficial conversion feature will be expensed upon the completion of a financing round of an aggregate amount of at least $2.0 million. The resulting carrying amount of the Bridge Notes as of September 30, 2003 is $750,000.

     During the third quarter of 2003, ARTISTdirect Records significantly reduced its operating activities and laid off the majority of its staff while it continues to seek additional capital. ARTISTdirect Records did not release any new records during the period.

     ARTISTdirect Records requires additional capital in order to continue operations, and therefore the Company is continuing to pursue alternatives to raise additional capital for both itself and for ARTISTdirect Records. However, there can be no assurance that additional capital can be obtained by either the Company or by ARTISTdirect Records on reasonable terms or at all. If additional funds were raised through the issuance of equity securities of either the Company or ARTISTdirect Records, the percentage ownership of the Company’s current stockholders in the Company and/or the Company’s ownership of ARTISTdirect Records would be reduced. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. In such event, ARTISTdirect Records may seek to divest all or certain of its assets or the Company may seek to divest all or a part of its ownership of ARTISTdirect Records, in order to raise the capital necessary to sustain business operations of the Company and/or ARTISTdirect Records. Should this fail, ARTISTdirect Records may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss of the Company’s investment in ARTISTdirect Records.

     Because the Company does not have voting or operating control of ARTISTdirect Records, even with its majority ownership position, it does not consolidate the results of ARTISTdirect Records and it records its share of losses based on the equity method of accounting as loss from equity investments in its consolidated statements of operations. However, the Company may be required to begin consolidating ARTISTdirect Records as of December 31, 2003 as a result of FASB’s FIN No. 46 (see Recently Issued Accounting Pronouncements above for further details). Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of the Company’s total funding commitment, the Company had committed to fund 100% of the operations of ARTISTdirect Records and has recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. Since May 1, 2002, the Company has recorded only its proportionate share, on the basis of remaining relative funding commitments, of any losses of ARTISTdirect Records. During the second quarter of 2003, the Company’s cumulative losses recognized since inception of ARTISTdirect Records reached $45.0 million, the amount of its reduced funding commitment plus its initial capital contribution. As a result, the Company ceased recording any additional equity losses beyond that amount and does not anticipate recording any additional equity losses in the future. Therefore, the Company did not recognize any equity losses related to ARTISTdirect Records during the three months ended September 30, 2003 compared with equity losses of $5.6 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, the Company recognized equity losses of $7.1 million and $23.6 million, respectively.

However, the Company may be required to begin consolidating ARTISTdirect Records as of January 1, 2004 as a result of FASB’s FIN No. 46 (see Recently Issued Accounting Pronouncements above for further details). The Company charged ARTISTdirect Records $0 and $562,500 for the three months and nine months ended September 30, 2003, respectively, and $337,500 and $1,012,500, for the three months and nine months ended September 30, 2002, for the reimbursement of overhead costs including rent and other occupancy costs and shared personnel.

These amounts are reflected as a reduction in general and administrative expense in the Company’s consolidated statements of operations.

     The carrying amount of the Company’s investment in ARTISTdirect Records represents the difference between the Company’s investment and advances and the Company’s share of losses from ARTISTdirect Records. The Company records its loan advances to ARTISTdirect Records as additional equity investments. As of September 30, 2003 and December 31, 2002, the Company’s share of losses exceeded the amount of the Company’s investment and advances to those dates, resulting in a credit balance of approximately $12.0 million and $7.7 million, respectively. Therefore, the carrying amounts have been classified as a liability on the Company’s balance sheet.

     The Company has no recorded investment in the loans to ARTISTdirect Records, as the carrying amount of the loans have been reduced to zero as a result of the Company recording its share of losses of ARTISTdirect Records as of September 30, 2003 and December 31, 2002. The Company does not record interest income on the loans to ARTISTdirect Records.

     A roll forward of the Company’s net investment balance for the periods indicated is as follows:

Nine months Ended
September 30, 2003

(in thousands)
Balance, beginning of period	$(7,699)
Investment and advances	2,750
Intercompany activity with ARTISTdirect Records, LLC	34
Equity losses recorded	(7,050)

Balance, end of period	$(11,965)

     The statements of operations for ARTISTdirect Records, LLC for the three months and nine months ended September 30, 2003 and 2002 are as follows (amounts in thousands):

ARTISTdirect Records, LLC
Statements of Operations
(amounts in thousands)

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net revenue	$104	$1,084	$1,279	$2,885
Cost of revenue:
Manufacturing and distribution expense	(31)	392	345	970
Advances and royalties, net	61	1,193	1,376	7,479

Total cost of revenue	30	1,585	1,721	8,449
Gross profit (loss)	74	(501)	(442)	(5,564)
Operating expenses:
Sales and marketing	118	2,557	3,242	9,407
General and administrative	1,226	3,657	6,712	11,093
Depreciation	8	12	33	24
Loss from impairment of fixed assets	—	—	100	—

Total operating expenses	1,352	6,226	10,087	20,524
Loss from operations	(1,278)	(6,727)	(10,529)	(26,088)
Interest expense, net	588	257	1,729	691

Net loss	$(1,866)	$(6,984)	$(12,258)	$(26,779)

     The balance sheets for ARTISTdirect Records, LLC as of September 30, 2003 and December 31, 2002 are as follows (amounts in thousands):

ARTISTdirect Records, LLC
Balance Sheets
(amounts in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash	$15	$—
Accounts receivable, net	56	18
Inventory, net	—	85
Prepaid expenses	1	118

Total current assets	72	221
Property and equipment, net	46	231
Other assets, net	2	85

	$120	$537

Liabilities and Members’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,061	$531
Accrued expenses	1,965	2,123
Net liability to distributor	8,779	4,113

Total current liabilities	11,805	6,767
Interest payable	2,955	1,276
Loan advances from related parties	37,750	35,000
Bridge notes	802	—

Total liabilities	53,312	43,043
Members’ Equity (Deficit)	(53,192)	(42,506)

	$120	$537

NOTE 5 – BUILDING LEASE

     In June 2003, the Company initiated discussions with its landlord regarding the potential termination or restructuring of its office lease that had a term through April 2010. On June 24, 2003, the landlord filed suit against the Company for unlawful detainer of its premises and in July 2003 the landlord drew down the entire remaining $1.35 million letter of credit that the Company had put forth as a security deposit in conjunction with the execution of the original lease. In September 2003, the Company reached an agreement to terminate our lease with the landlord. In conjunction with the termination, the Company issued to the landlord 200,000 warrants that enable the purchase of an equivalent number of the Company’s shares at $.50 per share. In October 2003, the legal proceeding against us was dismissed with prejudice. As a result, the Company recorded an expense of $429,000, comprised of $1.35 million under the letter of credit which was funded by the Company, plus $100,000 of expense related to the issuance of warrants to the landlord, offset by a deferred rent obligation which was recorded to reflect rent under the lease on a straight-line basis.

NOTE 6– SEGMENT INFORMATION

     As of September 30, 2003, the Company operates primarily through three reportable segments: E-commerce operations (“E-commerce”), Media operations (“Media”) and Record Label operations through its iMusic record label and its 65% equity interest in ARTISTdirect Records LLC, its co-venture with Ted Field. However, because the Company does not exert voting and operating control over ARTISTdirect Records, its results are not consolidated.

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

     The factors for determining reportable segments were based on service and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA (earnings or loss before interest, taxes, depreciation and amortization, including stock based compensation, and loss from impairment of goodwill). Included in EBITDA loss are direct operating expenses for the segment. The following table summarizes the revenue and EBITDA loss by segment for the three months and nine months ended September 30, 2003 and 2002. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$731	$986	$2,397	$3,354
Media	84	314	842	718
Record Label	64	458	1,315	458

	$879	$1,758	$4,554	$4,530

EBITDA:
E-commerce	84	(44)	274	(246)
Media	(146)	(689)	(720)	(2,831)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Record Label	(19)	(372)	(497)	(454)

	(81)	(1,105)	(943)	(3,531)
Corporate	(923)	(1,540)	(3,042)	(4,481)

	$(1,004)	$(2,645)	$(3,985)	$(8,012)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Reconciliation of EBITDA to Net Loss:
EBITDA per Segments	$(1,004)	$(2,645)	$(3,985)	$(8,012)
Stock-based compensation	(479)	(1,191)	(540)	(4,549)
Depreciation and amortization	(147)	(691)	(900)	(2,187)
Loss from impairment of fixed assets	—	—	(2,225)	—
Loss from impairment of goodwill	—	—		(788)
Income (loss) from equity investments	(64)	(5,622)	(7,114)	(23,632)
Forgiveness of debt	—	—	411	—
Interest income, net	24	158	128	653
Income from discontinued operations	—	—	—	147

Net loss	$(1,670)	$(9,991)	$(14,225)	$(38,368)

The following table summarizes assets as of September 30, 2003 and December 31, 2002.

	September 30,	December 31,
	2003	2002

	(in thousands)
Assets:
Corporate	$3,397	$14,455
E-commerce	206	432
Media	287	819
Record Label	—	219

	$3,890	$15,925

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

     In 2002, the Company agreed to accelerate an additional $10 million of funding to ARTISTdirect Records and as part of this agreement, the Company’s ownership interest in ARTISTdirect Records increased from 45% to 65% and the ownership interest of Ted Field decreased from 50% to 30%. This additional $10 million of funding was credited toward the satisfaction of the Company’s overall funding commitment and funding obligation for 2003 resulting in a remaining funding commitment of $2.75 million for 2003 and $12.0 million for 2004. During the second quarter of

2003, the Company advanced to ARTISTdirect Records the remaining $2.75 million of its 2003 funding commitment and has advanced a total of $33.0 million as of September 30, 2003. During the third quarter of 2003, ARTISTdirect Records significantly curtailed operating activities and laid off the majority of its staff while it seeks additional capital to continue operations.

     In 2002, our wholly owned subsidiary ARTISTdirect Digital, Inc. began operating a record label under the brand name iMusic. The concept of iMusic was to focus on the signing of established artists with a proven sales base and an ability to generally make records less expensively than developing artists. In addition, it was intended that substantially less would be spent on marketing and promotion of these releases than on those of new artists. During the second quarter of 2003, the Company decided to scale back the activity of its iMusic label in order to conserve capital and it does not expect to sign any additional artists. During the third quarter of 2003, the Company executed an agreement with a third party, GC Music, which assigned its rights and obligations to six unreleased artists in exchange for a profit interest in the projects. The Company retains the distribution rights to the albums previously released under the original terms of its distribution agreements with its other signed artists. The Company does not plan to sign any additional artists or release any additional albums domestically or internationally and expects very minimal sales activity in the future.

     Based upon our available cash resources and our anticipated requirements for working capital to continue our online operations, and meet our funding commitment to ARTISTdirect Records, we face substantial doubt about our ability to continue as a going concern. In order to address this concern, we have implemented substantial cost reductions and have also been pursuing alternatives to raise additional capital both at ARTISTdirect and ARTISTdirect Records in order to continue the operations of both entities. If sufficient funding is not available, then the Company may not be able to fund its own operations or the operations of ARTISTdirect Records, LLC. In such event, the Company may seek to divest all or certain of its assets in order to raise the capital necessary to sustain business operations. Should this fail the Company and/or ARTISTdirect Records may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for stockholders. See Liquidity and Capital Resources section for more detail.

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

     In September 2003, the Company named Jon Diamond as its new President and Chief Executive Officer. Ted Field remains Chairman of the Company and CEO of ARTISTdirect Records. Keith Yokomoto has resigned from the office of President but currently remains an executive of the Company.

     The Company has significantly reduced its operating costs over the past two years including a reduction in staffing. We expect this to help us reduce our net loss going forward and conserve our cash resources given prevailing market conditions. We have incurred cumulative net losses of $215.2 million from inception to September 30, 2003, of which approximately $74.8 million represented stock-based compensation expense. Although we have significantly reduced our operating expenses, especially those related to our online operations, technology infrastructure and marketing, we expect our net losses to continue for the foreseeable future.

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

     We record amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs.” Pursuant to EITF 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the consolidated statements of operations. For the three months and nine months ended September 30, 2003 and 2002, we recorded $165,000 and $567,000, and $223,000 and $717,000, respectively, as revenue for shipping and handling fees charged to customers. For the three months and nine months ended September 30, 2003 and 2002, we recorded $145,000 and $485,000, and $195,000 and $662,000, respectively, of shipping and handling costs as direct cost of product sales in the consolidated statements of operations.

     Media revenue consists primarily of the sale of advertisements and sponsorships, both online and offline, under short-term contracts. To date, the duration of our advertising and sponsorship commitments has generally averaged from one to three months with certain programs lasting up to nine months. Our online obligations typically include the guarantee of a minimum number of “impressions” or times that an advertisement appears in pages viewed by the users of our online properties. Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is reasonably assured.

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

     We estimate the provision for returns on a quarterly basis by album based on the amount of time since the initial album release, the actual returns to date, the trend of sales activity (sales by the retailers and wholesalers) and the number of unsold units at retailers and wholesalers. Returns to our distributor are deemed to be returns to the Company. The iMusic record label revenues recorded for the three months and nine months ended September 30, 2003 are net of a provision for returns of $136,000 and $600,000, respectively.

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

Revenue

     During 2003, we have generated revenues from three sources: E-commerce, Media and iMusic record label. All of our revenue is generated in cash. For the three months and nine months ended September 30, 2003 and 2002, there was no barter revenue.

     E-Commerce Revenue. E-Commerce revenue includes the sale of music and related merchandise, such as apparel, collectibles and accessories, through the ARTISTdirect shopping mall of our network. We recognize the gross amount of product sales and shipping revenue upon shipment of the item and record appropriate reserves for product returns. We have experienced seasonality with respect to our online product sales. In particular, our E-Commerce sales in the fourth quarter have, on average, been higher than in other quarters. We believe that this trend may continue for the foreseeable future. E-commerce revenues have decreased over the past three years as a result of a reduction in the number of official artist stores and corresponding lower traffic to our websites. For the three months and nine months ended September 30, 2003, e-commerce revenue constituted approximately 85% and 53%, respectively, of our total net revenue for those periods compared with 53% and 74, respectively, for the three months and nine months ended September 30, 2002.

     Media Revenue. Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to nine months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of ARTISTdirect remain and collection of the resulting receivable is probable. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met.

     For the three months and nine months ended September 30, 2003, media revenue constituted approximately 10% and 18%, respectively, of our total net revenue for those periods compared with 18% and 16%, respectively, for the three months and nine months ended September 30, 2002. Since most of our sponsorship and advertising contracts are short-term in nature, our advertising revenue is susceptible to significant fluctuation. In particular, our net revenue from advertising revenue has significantly decreased over the past three years. This decrease is primarily due to advertisers spending less money on banner advertising, a decrease in the online advertising rates and decreased traffic to our websites. Due to the continued softness in the online advertising market, we do not expect our advertising revenues to increase significantly in the near future. During the three months and nine months ended September 30, 2003, AT&T Wireless accounted for 0% and 65%, respectively of our total media revenue. No other advertiser accounted for more than 10% of our media revenue for that period.

     iMusic Record Label Revenue. iMusic record label revenue consists primarily of the sale of compact discs by artists signed to the iMusic record label. The Company recognizes revenues upon the shipment of compact discs to retailers and independent wholesalers and records appropriate reserves for product returns. iMusic is the brand name used by the Company for the record label operated by its wholly owned subsidiary ARTISTdirect Digital, Inc. During the third quarter of 2003, the Company executed an agreement with a third party, GC Music, which assigned its rights and obligations to six unreleased artists in exchange for a profit interest in the projects. The Company retains the distribution rights to the albums previously released under the original terms of its distribution agreements with its other signed artists. The Company does not plan to sign any additional artists or release any additional albums domestically or internationally and expects very minimal sales activity in the future.

     ARTIST direct Records. ARTISTdirect Records generates revenue primarily from the sale of compact discs by artists signed to the record label. Because the Company is not deemed to have voting or operating control of ARTISTdirect Records, the Company accounts for this investment under the equity method of accounting as loss from equity investments in the consolidated statements of operations.

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

     Stock-based Compensation. Stock-based compensation included in operating expenses represents the amortization of non-cash compensation expense related to equity instruments (including compensation related to the rescission offer) granted to employees, directors, professional firms, and to artists and advisors in connection with the artists entering into contractual commitments to provide promotional services for their online commerce activities. For the three months and nine months ended September 30, 2003, stock-based compensation expense of approximately $479,000 and $507,000, respectively, was recognized in operating expenses compared with $399,000 and $1.9 million for the three months and nine months ended September 30, 2002.

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

Interest Income and Expense

     Interest income consists of earnings on our cash and cash equivalents, and interest expense consists of interest associated with equipment lease obligations.

Results of Operations - ARTISTdirect, Inc.

Three months and nine months ended September 30, 2003 and 2002

Net Revenue

     Three months ended September 30, 2003 and 2002

     Net revenue for the three months ended September 30, 2003 decreased 50% to $879,000 from $1.8 million for the three months ended September 30, 2002. The decrease was due to decreases in iMusic record label, E-commerce and Media revenues. iMusic record label revenue was $64,000 for the three months ended September 30, 2003 compared with $458,000 for the three months ended September 30, 2002, a decrease of $394,000 or 86%. The decrease in iMusic revenues is due to fewer releases in 2003 compared with 2002. In the third quarter 2003, the Company executed an agreement with a third party which assigned its rights and obligations to six unreleased artists in exchange for a profit interest in the projects. The Company does not plan to sign any additional artists or release any additional albums domestically or internationally and expects very minimal sales activity in the future. E-Commerce revenue decreased 26% to $731,000 for the three months ended September 30, 2003 from $1.0 million for the three months ended September 30, 2002, due to a decrease in website traffic stemming from the decrease in the number of official artist stores, and a decrease in exclusive music and merchandise that drove sales in 2002.

Media revenue decreased 73% to $84,000 for the three months ended September 30, 2003 from $314,000 for the three months ended September 30, 2002, primarily due to the absence of entertainment marketing revenues in the third quarter of 2003 and decreases in impression-based advertising and affiliate fees from online concert ticket sales.

     Nine months ended September 30, 2003 and 2002

     Net revenue for the nine months ended September 30, 2003 remained relatively unchanged at $4.5 million compared with the nine months ended September 30, 2002. E-commerce revenues decreased approximately $1.0 million, or 28%, from $3.4 million to $2.4 million in 2003, due to lower traffic and fewer official artist stores that the Company operated in 2003. Media revenues increased 17% to $842,000 from $718,000 due primarily to higher entertainment marketing revenues in 2003. Imusic record label revenue increased $857,000, or 187%, from $458,000 to $1.3 million for the nine months ended September 30, 2003. The increase in iMusic revenues is due to more album releases in 2003 compared with the prior year.

Cost of Revenue

Three months ended September 30, 2003 and 2002

     Direct cost of product sales for the three months ended September 30, 2003 decreased 43% to $571,000 from $1.0 million for the three months ended September 30, 2002. The net decrease of $429,000 is a result of an approximate $175,000 decrease in e-commerce direct costs in conjunction with a decrease in revenues and an approximate $200,000 decrease in costs of sales related to the iMusic record label as a result of decreased iMusic revenues. E-commerce direct gross margin decreased during the 2003 due to the decrease in revenues but the margin percentage remained approximately the same compared with 2002.

     Other cost of revenue for the three months ended September 30, 2003 decreased 79% to $177,000 from $828,000 for the three months ended September 30, 2002. This $651,000 net decrease was primarily due to an approximate $260,000 decrease in web site hosting and maintenance costs due to a restructuring of our third party service provider agreements and a reduction in the provision for advances to iMusic artists of approximately $270,000 due to reduced artist signings in 2003.

     Stock-based compensation for the three months ended September 30, 2003 decreased 100% to $0 from $792,000 for the three months ended September 30, 2002. The decrease in expense is due to the termination of artist stores and the expiration of artist store agreements resulting in the full amortization of the related stock-based compensation in 2002.

     Our gross profit (loss) percentage for the three months ended September 30, 2003 improved to 15% from –49% for the three months ended September 30, 2002. The improvement in gross margin percentage is due primarily to the significant decrease in stock-based compensation.

Nine months ended September 30, 2003 and 2002

     Direct cost of product sales for the nine months ended September 30, 2003 decreased $444,000, or 16%, to $2.4 million from $2.8 million compared with the nine months ended September 30, 2002. The decrease was due to a decrease in e-commerce direct costs of approximately $730,000, or 28%, due to lower e-commerce revenues offset by an increase in the manufacturing costs, distribution fees and mechanical royalties related to iMusic record label revenues for the period as a result of higher iMusic revenues for the period.

     Other cost of revenue for the nine months ended September 30, 2003 decreased 59% to $1.1 million from $2.6 million for the nine months ended September 30, 2002. This $1.5 million net decrease was primarily due to an approximate $1.1 million decrease in web site hosting and maintenance costs due to a restructuring of our third party service provider agreements, a reduction in other network indirect costs of revenue of approximately $100,000, and approximately $100,000 decrease in iMusic artist advances during the period offset by an increase in entertainment marketing costs of revenue of approximately $200,000.

     Stock-based compensation for the nine months ended September 30, 2003 decreased 99% to $33,000 from $2.7 million for the nine months ended September 30, 2002. The decrease in expense is due to the termination of artist stores and the expiration of artist store agreements resulting in the full amortization of the related stock-based compensation in 2002.

Our gross profit (loss) percentage for the nine months ended September 30, 2003 improved to 23% from –80% for the nine months ended September 30, 2002. The improvement in gross margin percentage is due primarily to the significant decrease in stock-based compensation and the improvement in the Media segment’s gross margin and the increase of approximately $200,000 of gross margin from the iMusic record label.

Operating Expenses

     Web Site Development. We incurred no web site development costs for the three months or nine months ended September 30, 2003 compared to $21,000 and $41,000, respectively, for the three months and nine months ended September 30, 2002. These decreases were due to a cessation of activity related to the enhancement of our Web sites.

     Sales and Marketing. Sales and marketing expense for the three months ended September 30, 2003 decreased 86% to $75,000 compared to $525,000 for the three months ended September 30, 2002. The decrease was due to the termination of an online advertising agreement during the second quarter of 2003 and a reduction in payroll expense partially offset by the addition of iMusic record label marketing expenses in 2003.

     Sales and marketing expense for the nine months ended September 30, 2003 decreased approximately $400,000, or 16%, to $1.2 million for the nine months ended September 30, 2003. The decrease can be attributed to a decrease of approximately $400,000 related to the termination of an online advertising agreement and an approximate $600,000 decrease due to the elimination of internal sales staff and outside sales consultants offset partially by an increase of approximately $600,000 in iMusic record label marketing expenses related to the release of albums.

     General and Administrative. General and administrative expense for the three months ended September 30, 2003 decreased approximately $900,000 or 48% to $1.1 million from $2.0 million for the three months ended September 30, 2002. This decrease was primarily attributable to an approximate $750,000 decrease in payroll and related costs as well as decreases in insurance, outside services and travel and entertainment expenses.

     General and administrative expense for the nine months ended September 30, 2003 decreased $1.5 million or 28% to $3.9 million from $5.4 million for the nine months ended September 30, 2002. This decrease was primarily attributable to a $1.3 million decrease in payroll and related costs as well as decreases in outside services, insurance and travel and entertainment expenses.

     Stock-based Compensation. Stock-based compensation for the three months ended September 30, 2003 increased $80,000 or 20% to $479,000 compared to the three months ended September 30, 2002. The increase is due to higher amortization of stock-based compensation as a result of expense associated with warrants issued in connection with the termination of the Company’s office lease.

     Stock-based compensation for the nine months ended September 30, 2003 decreased $1.3 million of 73% to $507,000 compared to the nine months ended September 30, 2002. This decrease was primarily due to the termination of artist promotion agreements in 2002 in connection with the completion of terms and closure of artist stores resulting in full-amortization of stock-based compensation expense in 2002.

     Depreciation and Amortization. Depreciation and amortization expense for the three months and nine months ended September 30, 2003 was $147,000 and $900,000, respectively, compared to $691,000 and $2.2 million for the three months and nine months ended September 30, 2002. These decreases were primarily due to the full depreciation of certain fixed assets during 2002 and the write-down of certain assets in connection with the $2.25 million impairment of fixed assets charge taken during the three months ended June 30, 2003.

     Loss from Impairment of Fixed Assets. Loss from impairment of fixed assets for the nine months ended September 30, 2003 was $2.25 million compared with $0 for the same periods in 2002. The increase is due to the impairment of Company’s net fixed assets that were recorded during the quarter ended June 30, 2003.

     Loss from Impairment of Goodwill. Loss from impairment of goodwill for the nine months ended September 30, 2003 was $0 compared with $788,000 for the same period in 2002. The decrease is due to the write-off of the remaining unamortized goodwill of the Company from acquisitions in previous periods during the second quarter of 2002.

     Income (loss) from Equity Investments. Loss from equity investments for the three months ended September 30, 2003 was $64,000 compared to $5.6 million for the three months ended September 30, 2002. The loss in the third quarter of 2003 relates to the Company’s write-off in its investment in SnoCore LLC and the decrease is due to no losses being recorded in the current quarter from the Company’s record label venture, ARTISTdirect Records, and the Company recording equity losses to the extent of its current funding commitment during the quarter ended June 30, 2003.

     Loss from equity investments for the nine months ended September 30, 2003 was $7.1 million compared to $23.6 million for the nine months ended September 30, 2002. The decrease in the loss from equity investments is due to a decrease in the loss from operations of our record label venture, ARTISTdirect Records.

     See additional discussion and analysis of ARTISTdirect Records in the section “Results of Operations – ARTISTdirect Records, LLC” below.

     Forgiveness of Debt. Forgiveness of debt for the nine months ended September 30, 2003 was $411,000 compared to $0 for the same periods in 2002. The forgiveness of debt in 2003 was due to an executive of the Company forgiving deferred salary amounts during the second quarter of 2003.

     Interest Income and Expense.

     Interest income for the three months ended September 30, 2003 decreased 85% to $24,000 from $158,000 for the three months ended September 30, 2002. The decrease was due to primarily to lower available cash balances in 2003 compared with the prior year.

     Interest income for the nine months ended September 30, 2003 decreased 80% to $128,000 from $653,000 for the nine months ended September 30, 2002. The decrease was due primarily to lower available cash balances in 2003 compared with the prior year.

Net Loss

Three months ended September 30, 2003 and 2002

     Net loss for the three months ended September 30, 2003 decreased $8.3 million, or 83%, to $1.7 million compared to $10.0 million for the three months ended September 30, 2002. The decrease in the net loss is primarily attributable to an approximate $1.0 million increase in gross profit, approximate $1.0 million decrease in general and administrative expenses, approximate $500,000 decreases in sales and marketing and depreciation and amortization expenses, and a $5.5 million decrease in the loss from the Company’s equity investment in ARTISTdirect Records.

Nine months ended September 30, 2003 and 2002

     Net loss for the nine months ended September 30, 2003 decreased $24.1 million, or 63%, to $14.2 million compared to $38.3 million for the nine months ended September 30, 2002. The decrease in the net loss is primarily attributable to a $4.7 million increase in gross profit and a $16.5 million decrease in the loss from the Company’s equity investment in ARTISTdirect Records, which were partially offset by a $2.2 million increase in loss from impairment of fixed assets. In addition, the Company realized an approximate $1.5 million decrease in general and administrative expenses, $1.3 million decrease in non-cash stock-based compensation and depreciation , an approximate $800,000 decrease in the loss from impairment of goodwill.

Liquidity and Capital Resources – ARTISTdirect, Inc.

     As of September 30, 2003, we had $29,000 of unrestricted cash and cash equivalents and held $2.5 million in short-term investments.

     Net cash used in operating activities was $4.7 million for the nine months ended September 30, 2003, compared with $9.4 million for the nine months ended September 30, 2002. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by non-cash items, such as the loss from equity investments, loss from impairment of fixed assets, stock-based compensation, and depreciation and amortization, and changes in working capital.

     Net cash provided by investing activities was $945,000 for the nine months ended September 30, 2003, which resulted primarily from net sales of short-term investments of $3.6 million, offset by advances of $2.75 million to the record label venture. Net cash used in investing activities was $10.0 million for the nine months ended September 30, 2002, which resulted primarily from advances of $18.5 million to the record label venture offset by net sales of short-term investments of $8.7 million.

     Net cash provided by financing activities was $1.8 million and $103,000 for the nine months ended September 30, 2003 and 2002, respectively. These cash flows resulted primarily from decreases in restricted cash during the periods.

     As of September 30, 2003, our principal commitments consisted of our obligation to fund ARTISTdirect Records with an additional $12.0 million ($45 million commitment less $33.0 million advanced by us through September 30, 2003) and obligations outstanding under employment contracts. During September 2003, we reached agreement on the termination of our office lease which was previously our most significant operating lease liability.

     A summary of our contractual cash obligations, excluding the record label funding commitment, as of September 30, 2003, is as follows:

	Payments Due by Period (in thousands)
		Less than	Between	Between	After
Contractual cash obligations	Total	1 year	2-3 years	4-5 years	5 years

Operating leases (1)	$20	$8	$12	$—	$—
Employment contracts (2)	1,250	500	750	—	—

Total contractual cash obligations (excluding record label commitments)	$1,270	$508	$762	$—	$—

(1)  During the third quarter of 2003, the Company negotiated a termination of its office lease agreement and as a result, no longer has any further contractual cash obligations under this lease. The remaining operating lease obligations relate to various equipment leases.

(2)  During 2002, certain employment agreements were amended whereby certain executives agreed to defer all or a portion of their future salaries until the Company raised new debt or equity financing of at least $20 million. During the second quarter of 2003, one of these employment agreements was further amended whereby all deferred and any future salary would be waived, even if new debt or equity financing is raised. The contractual cash obligations under employment contracts shown above reflect the current gross contractual commitments as of September 30, 2003. If amounts being deferred do not become payable, the Company’s cash obligations under employment agreements as shown above will be reduced by $125,000 during 2003, $250,000 annually during 2004 and 2005 and by $125,000 during 2006.

     We currently anticipate that available cash resources, including short-term investments, will likely not be sufficient to meet anticipated needs for working capital and capital expenditures for the next twelve months without additional capital or a significant reduction of operating expenses that would likely include a shut-down, disposition of operations or divestiture of assets. Furthermore, ARTISTdirect Records will require additional capital during

2003 and 2004 to continue its operations. We have implemented substantial cost reductions with the goal of improving our ability to operate as a going concern. However, there can be no assurance that these efforts will be sufficient to enable us to operate as a going concern on a sustained basis. We are also pursuing alternatives to raise additional capital in order to continue funding of ARTISTdirect and ARTISTdirect Records. There can be no assurance that additional capital can be obtained by either ARTISTdirect or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. If additional funds are raised through the issuance of equity securities of either ARTISTdirect or ARTISTdirect Records, the percentage ownership of current stockholders in ARTISTdirect and/or ARTISTdirect Records will be reduced. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends, and any debt issued by ARTISTdirect Records may be senior to the obligations of ARTISTdirect Records to ARTISTdirect. Failure to raise additional capital could seriously harm the business of ARTISTdirect and/or ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. In such event, ARTISTdirect and/or ARTISTdirect Records may seek to divest all or certain of its assets or ARTISTdirect may seek to divest all or a part of its ownership of ARTISTdirect Records, in order to raise the capital necessary to sustain business operations of ARTISTdirect and/or ARTISTdirect Records. Should this fail, ARTISTdirect and/or ARTISTdirect Records may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for ARTISTdirect’s shareholders and/or a total loss of ARTISTdirect’s investment in ARTISTdirect Records.

Results of Operations – ARTISTdirect Records, LLC

The following discussion of the results of operations of ARTISTdirect Records, LLC for the three months and nine months ended September 30, 2003 and 2002, is provided for additional information.

Net Revenue

     Net revenue for the three months and nine months ended September 30, 2003 was $104,000 and $1.2 million, respectively, compared with $1.1 million and $2.9 million, respectively, for the three months and nine months ended September 30, 2002. During the third quarter of 2003, ARTISTdirect Records did not release any albums compared with two albums released in the third quarter of 2002. For the year to date, ARTISTdirect Records has released only one album, The Blood Brothers’ Burn, Piano, Burn in March 2003 compared with six albums released during the same period in 2002. Net revenues for the three months ended September 30, 2003 and 2002, are net of return provisions of $105,000 and $575,000, respectively. Net revenues for the nine months ended September 30, 2003 and 2002 are net of return provisions of $817,000 and $1.0 million, respectively.

Cost of Revenue

     Direct cost of product revenue includes manufacturing costs and distribution fees payable to BMG and the provision for artist advances and royalty expense. Manufacturing and distribution expenses for the three months ended September 30, 2003 was a credit of $31,000, due to a credit of distribution fees as a result of returns processed during the period greater than previously estimated, compared with expense of $392,000 in the prior year third quarter. For the nine months ended September 30, 2003 and 2002, manufacturing and distribution expenses were $345,000 and $970,000, respectively. The decrease in these expenses was due to the decrease in shipped albums during 2003 compared with the prior year period.

     Advances and royalties include amounts paid to artists or producers signed to the label, costs paid for the recording of albums and royalties earned from the sales of such albums. Advances are typically recoupable against royalties earned by the artists or producers upon the sale of their albums. Advances and royalties, net of recoupment, for the three months and nine months ended September 30, 2003 were $61,000 and $1.3 million, respectively, compared with $1.2 million and $7.5 million, respectively, for the three months and nine months ended September 30, 2002. The decreases were due primarily to a decrease in the signing and recording activity during the 2003 compared with 2002.

Operating Expenses

     Sales and Marketing. Sales and marketing expense represents costs of sales, marketing, promotion, publicity and video production related to ARTISTdirect Records’ albums released during the period as well as the related costs for setting up future releases. Sales and marketing expense for the three months and nine months ended September 30, 2003 was $118,000 and $3.2 million, respectively, compared with $2.6 million and $9.4 million, respectively, for the three months and nine months ended September 30, 2002. The decrease in expenses is due to only one release in 2003 compared with six releases in 2002.

     General and Administrative. General and administrative expense represents payroll and related expenses, costs for travel & entertainment, outside legal fees and general office and communication expenses. General and administrative expense for the three months and nine months ended September 30, 2003 was $1.3 million and $6.7 million, respectively, compared with $3.7 million and $11.0 million, respectively, for the three months and nine months ended September 30, 2002. The decreases were due primarily to decreases in payroll and related as a result of lower headcount and salaries, and decreases in travel & entertainment, outside legal expenses and other general and administrative costs.

     Loss from Impairment of Fixed Assets. Loss from impairment of fixed assets for the nine months ended September 30, 2003 was $100,000 compared with $0 for the same period in 2002. The increase is due to the write-off of certain of the Company’s net fixed assets that were deemed to be impaired as of June 30, 2003 due to the abandonment of certain leasehold improvements.

     Interest Expense. Interest expense represents the accrual of interest on loan advances made to ARTISTdirect Records from ARTISTdirect, Inc. and BMG. Interest expense for the three months and nine months ended September 30, 2003 was $536,000 and $1.7 million, respectively, compared to $257,000 and $691,000, respectively, for the three months and nine months ended September 30, 2002. The increases are due to an increase in the total loan balances during 2003 compared with 2002.

Net Loss

     Net loss was $1.8 million and $12.2 million for the three months and nine months ended September 30, 2003, respectively, compared with $7.0 million and $26.8 million, respectively, for the three months and nine months ended September 30, 2002. The decreases in net loss of $5.2 million and $14.6 million, respectively, were due to decreases in gross loss for the three months and nine months ended September 30, 2003 and 2002, of approximately $400,000 and $5.0 million, respectively, and lower sales and marketing expenses of $2.5 million and $6.2 million, respectively, and lower general and administrative expenses of $2.5 million and $4.4 million, respectively.

Liquidity and Capital Resources – ARTISTdirect Records, LLC

     As of September 30, 2003, ARTISTdirect Records had approximately $15,000 of cash on hand. During the nine months ended September 30, 2003, ARTISTdirect made loan advances to ARTISTdirect Records of $2.75 million for a total amount of loan advances of $33.0 million since inception. During the second and third quarters of 2003, ARTISTdirect Records received $1.5 million from a number of individual investors, including a total of $500,000 from its CEO Ted Field, under Convertible Promissory Notes that will convert to equity if at least $2.0 million (including the $1.5 million) of additional financing is raised. In April 2003, BMG made distribution advances to ARTISTdirect Records of $3.0 million ($5.0 million of additional advances less $2.0 million retained as an offset against prior distribution advances that had not yet been recouped) in conjunction with its North American distribution agreement and worldwide license agreement. In aggregate, BMG has made a total of $10.0 million ($12.0 million of gross advances less $2.0 million retained against unrecouped amounts) of distribution advances.

During the third quarter of 2003, ARTISTdirect Records significantly curtailed operating activities and laid off the majority of its staff while it seeks additional capital to continue operations. We are currently pursuing alternatives to raise additional capital in order to continue operations of ARTISTdirect Records. There can be no assurance that additional capital can be obtained by the Company on reasonable terms or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records. In such event, we may seek to divest all or certain of our or ARTISTdirect Record's assets in order to raise the capital necessary to sustain business operations. Should this fail, ARTISTdirect and/or ARTISTdirect Records may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss for equity holders. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s current equity holders would be reduced.

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

We Face Substantial Doubt About Our Ability To Continue As A Going Concern Without Further Substantial Cost Reductions And/Or Additional Financing

     The report from our Independent Auditors for the year ended December 31, 2002 includes an explanatory paragraph that describes substantial doubt concerning our ability to continue as a going concern given our current available cash resources. In order to address this concern, we have implemented substantial cost reductions designed to allow us to operate as a going concern. However, there can be no assurance that these efforts will be sufficient to enable us to operate as a going concern on a sustained basis. In addition, we are pursuing alternatives to raise additional capital both at ARTISTdirect and ARTISTdirect Records in order to continue the operations of both entities. We do not have any formal commitments at this time and there can be no assurance that additional capital can be obtained either by ARTISTdirect or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. If additional funds are raised through the issuance of equity securities of either ARTISTdirect or ARTISTdirect Records, the percentage ownership of current stockholders in ARTISTdirect and/or ARTISTdirect Records will be reduced. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends, and any debt issued by ARTISTdirect Records may be senior to the obligations of ARTISTdirect Records to ARTISTdirect. If sufficient funding is not available, then the Company may not be able to fund its own operations or the operations of ARTISTdirect Records. In such event, the Company may seek to divest all or certain of its assets in order to raise the capital necessary to sustain business operations. Failure to raise additional capital could seriously harm the business of ARTISTdirect and/or ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. In such event, ARTISTdirect Records may seek to divest all or certain of its assets or the Company may seek to divest all or a part of its ownership of ARTISTdirect Records, in order to raise the capital necessary to sustain business operations of the Company and/or ARTISTdirect Records. Should this fail, ARTISTdirect and/or ARTISTdirect Records may be forced to cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss to the Company’s stockholders or a total loss of the Company’s investment in ARTISTdirect Records.

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

Our Business Model Is New And Unproven, And We May Not Be Able To Generate Sufficient Revenue To Operate Our Business Successfully

     Our model for conducting business and generating revenue is new and unproven. Our success will depend primarily on our ability to generate revenue and income from multiple sources through the ARTISTdirect Network, including:

•	online sales of music and related merchandise;

•	sales of advertising and sponsorships;

•	marketing our database of consumer information and preferences; and

•	sales of, or subscription fees for, digitally distributed music.

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

We Have A History Of Operating Losses And Anticipate Losses And Negative Cash Flow For The Foreseeable Future

     To date, we have not been profitable on an annual or quarterly basis and have incurred accumulated losses of approximately $215.2 million as of September 30, 2003. For the three months and nine months ended September 30, 2003, and the year ended December 31, 2002, we incurred net losses of approximately $1.7 million, $14.2 million and $48.2 million, respectively, which represented approximately 190%, 312% and 771%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for at least the near future. We will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will likely be unable to continue our operations.

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

     ARTISTdirect Records has a very limited operating history upon which to assess whether it will be able to meet all of the challenges required to successfully develop and operate its business. Accordingly, there can be no assurance that Mr. Field will be able to successfully operate ARTISTdirect Records. During the third quarter of 2003, ARTISTdirect Records was forced to curtail operations and layoff the majority of its staff as a result of shortage of capital. In the event that ARTISTdirect Records is not able to obtain the capital necessary to sustain its operations, the value of our investment in ARTISTdirect Records may be seriously impaired. In such event, ARTISTdirect Records may seek to divest all or certain of its assets or the Company may seek to divest all or a part of its ownership of ARTISTdirect Records, in order to raise the capital necessary to sustain business operations of the Company and/or ARTISTdirect Records. Should this fail, ARTISTdirect Records may be forced to permanently cease operations and seek bankruptcy protection or undertake liquidation, potentially resulting in a total loss of the investment.

We Have Committed A Substantial Amount Of Our Available Cash To The ARTISTdirect Records Co-Venture With Ted Field And, As A Result, The Amount Of Cash That We Will Have Available To Operate Our Other Businesses Has Been Substantially Reduced

     The ARTISTdirect Records co-venture with Mr. Field represented a significant shift in the planned use of our cash resources. As of September 30, 2003, we had provided $33.0 million to ARTISTdirect Records and are obligated to provide an additional $12.0 million from 2004 through July 2006. As of September 30, 2003, we had unrestricted cash and short-term investments totaling $2.5 million. Our commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should we fail to meet our commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of our interest in ARTISTdirect Records.

     We currently anticipate that available cash resources, including short-term investments, may not be sufficient to meet anticipated needs for working capital and capital expenditures for at least twelve months without additional capital. Furthermore, to continue its operations ARTISTdirect Records will require additional outside capital.

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

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for more information on our liquidity and capital resources.

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

     Our failure to achieve one or more of these objectives could impair our ability to increase advertising revenue, which could adversely affect our business. In addition to the above factors, general economic conditions, as well as economic conditions specific to online advertising, electronic commerce and the music industry, could affect our ability to increase our advertising revenue. In particular, the growth of online advertising has declined since 2000, which has had, and in the future may continue to have, a significant adverse effect on our revenue from online advertising. We do not currently expect online advertising to grow significantly in the near future. In the past, we have traditionally relied on a limited number of customers for our advertising revenue. For instance, during the nine months ended September 30, 2003, AT&T Wireless accounted for 65% of our total media revenue. During the year ended December 31, 2002, AT&T Wireless accounted for 14% of our total media revenue. The loss of this customer could have a significant adverse effect on our media revenue.

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

We Depend Upon Artists To Generate Electronic Commerce Revenue And Traffic To Our Web Sites

     We believe that the future success of our online e-commerce business depends in part on our ability to maintain our existing artist relationships and to establish additional relationships with artists and others to drive traffic to our website. During 2001, we modified the agreements with many of our artists to simplify the relationship between the artists and us. Our business would be adversely affected by any of the following:

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

Our Market Is Highly Competitive And We May Not Be Able To Compete Successfully Against Our Current And Future Competitors

     The market for the online promotion and distribution of music and related merchandise is highly competitive and rapidly changing. There are a significant number of Web sites promoting and distributing music and related merchandise that compete for the attention and spending of consumers, advertisers and users. We face competitive pressures from numerous actual and potential competitors. Our competitors include America Online, MSN, Yahoo!, Amazon.com, CDnow, MTV, other web sites and traditional music companies.

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

     We rely to a large extent on timely distribution by third parties. During 2002, we relied on two vendors, Alliance Entertainment, and Benn Co. (formerly Old Glory Boutique Distributing, Inc.) to fulfill and distribute our orders for music and related merchandise. During both the three months ended September 30, 2003 and the year ended December 31, 2002, approximately 85% and 15%, respectively, of our total customer orders were fulfilled by Alliance and Benn Co., respectively. We purchase a significant portion of our artist-licensed merchandise from Benn Co. and most all of our compact discs from Alliance. Our contract with Alliance expired in August 2003 and we are currently operating month-to-month on the same terms as per the agreement prior to its expiration. The current term of our contract with Benn Co. will expire at the end of 2003. Our business could be significantly disrupted if Alliance or Benn Co. were to fail to renew on acceptable terms, breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Benn Co. or other vendors are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms, in a timely manner or at all.

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

If We Do Not Successfully Manage Our Operations, We May Not Be Able To Operate Our Business Effectively

     During the past three years, we have reduced our headcount and changed our operations to conserve cash. Accordingly, to manage our operations and personnel, we must improve and effectively utilize our existing operational, management, marketing and financial systems and maintain close coordination among our technical, finance, marketing, sales and production staffs. In addition, we may also need to increase the capacity of our software, hardware and telecommunications systems on short notice. We also will need to manage an increasing number of complex relationships with users, strategic partners, advertisers and other third parties, especially in light of certain functions being outsourced. Our failure to manage these business issues could disrupt our operations and ultimately prevent us from generating the revenue we would expect.

The Loss Of Key Personnel, Including Ted Field, Jon Diamond Or Keith Yokomoto, Could Adversely Affect Our Business Because These Individuals Are Important To Our Continued Operation

     Our future success depends to a significant extent on the continued services of our senior management, particularly Ted Field, Jon Diamond and Keith Yokomoto. The loss of any of these individuals could have an adverse effect on our business. Competition for personnel throughout our industry is intense and we may be unable to retain these key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected. Recently enacted and proposed changes in corporate governance and securities laws and regulations, such as the Sarbanes-Oxley Act of 2002, could make it more difficult for us to attract and retain qualified executive officers or qualified members of our Board of Directors, particularly to serve on our audit committee.

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

     In addition, legislatures and government agencies have adopted and are considering adopting additional laws and regulations governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. For example, the Child Online Protection Act, or COPA, prohibits and imposes criminal penalties and civil liability on anyone communicating material harmful to minors through the Internet for commercial purposes, unless access to such material is blocked to minors under age 17. The Third U.S. Circuit Court of Appeals, on remand from the U.S. Supreme Court, has for a second time upheld a preliminary injunction precluding enforcement of COPA on constitutional grounds. The U.S. Supreme Court is going to hear another appeal on the matter and if the Court decides to lift the injunction against COPA, and if content delivered by us or placed on our Web sites violates COPA, we could be liable. Such a result may adversely affect our ability to attract users under age 17 and, consequently, may adversely affect our ability to attract advertisers.

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

Our Net Sales Could Be Adversely Affected If We Become Subject To Sales And Other Taxes

     If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on our sale of products over the Internet, our net sales and results of operations could be harmed. We do not currently collect sales or other similar taxes for physical shipments of goods into states other than California and Florida. However, one or more states may seek to impose sales tax collection obligations on companies, such as ARTISTdirect, which engage in or facilitate online commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. Moreover, if any state or foreign country were to successfully assert that we should collect sales or other taxes on the exchange of merchandise on its system, our results of operations could be adversely affected. In addition, any operations in states outside California and Florida could subject our shipments in such states to state sales taxes under current or future laws. Congress has enacted legislation known as the Internet Tax Freedom Act, which limited the ability of the states to impose taxes on Internet-based transactions by imposing a moratorium on state and local taxes on electronic commerce where such taxes are discriminatory and on Internet access unless such taxes were generally imposed and actually enforced before October 1, 1998. This moratorium expired on November 1, 2003 and as of the date of this report, Congress has not extended the moratorium. Failure to renew this legislation in the future would allow various states to impose taxes on Internet-based commerce.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 24, 2003, our landlord, 5670 Wilshire, L.P., filed a lawsuit against us in Los Angeles Superior Court alleging that we were in default under our office space lease. In September 2003, we reached an agreement to terminate our lease with the landlord and in October 2003 the legal proceeding against us was dismissed with prejudice. From time to time, we also may be involved in litigation relating to claims arising out of our ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities.

     During the period covered by this report, the Company issued unregistered securities as described below:

     On September 8, 2003, in connection with a Settlement, Release and Termination of Lease Agreement between the Company and 5670 Wilshire L.P., the Company issued to 5670 Wilshire L.P. a warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price per share of $0.50 that expires in September 2008. The exercise price and the number of shares issuable upon exercise of the warrant are subject to adjustment for stock splits, stock dividends, reorganizations and the like. In the event that the Company issues additional securities in the future for a consideration less than the exercise price of the warrant, then the exercise price of the warrant will be adjusted to equal such lower price. Pursuant to the warrant, the Company granted “piggyback” registration rights that obligate the Company to include the shares issued or issuable upon exercise of the warrant in any registration statement that the Company files with the SEC on which it would be appropriate to register shares for resale. The issuance of this warrant did not involve any underwriters, any underwriting discounts or commissions, or any public offering, and the Company believes that the issuance of the warrant was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

     On September 29, 2003, the Company granted Jon Diamond a non-plan, non-qualified stock option to purchase 259,659 shares of common stock at an exercise price per share of $0.85, as an inducement to serve as the Company’s President and Chief Executive Officer pursuant to an Employment Agreement dated September 29, 2003.

     The stock option is immediately exercisable for all the option shares, but 75% of the shares under the stock option will be subject to repurchase by the Company, at the exercise price paid per share, to the extent those shares are unvested when Mr. Diamond ceases to remain in the Company’s service. 25% of the shares under the stock option were vested as of August 16, 2003 and such shares are not subject to repurchase by the Company. Mr. Diamond will acquire a vested interest in and the Company’s repurchase right will lapse with respect to the remaining option shares in a series of three successive equal annual installments upon Mr. Diamond’s completion of each year of service measured from August 16, 2003. The option shares will automatically accelerate in full so that they are immediately fully vested and exercisable upon (i) a Corporate Transaction by the Company that occurs prior to Mr. Diamond’s cessation of service with the Company and in which the stock option is not assumed or replaced by the successor entity or (ii) upon Mr. Diamond’s cessation of service with the Company pursuant to an Involuntary Termination. A Corporate Transaction by the Company includes a merger, consolidation, sale of all or substantially all of the assets and a sale of the voting control of the Company. An Involuntary Termination includes (i) a termination by the Company of Mr. Diamond’s employment for reasons other than for cause, as set forth in the Employment Agreement, (ii) a cessation of services pursuant to Mr. Diamond’s Permanent Disability or death and (iii) Mr. Diamond’s voluntary resignation for good reason, as set forth in the Employment Agreement. Permanent Disability exists if Mr. Diamond becomes unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which is expected to result in death or has lasted or can be expected to last for a continuous period of at least 12 months.

     The stock option expires August 15, 2010. The stock option also may terminate prior to the expiration date as follows: (i) upon the later of the 12-month anniversary of Mr. Diamond’s cessation of service or the 12-month anniversary of the expiration of Mr. Diamond’s initial three-year employment term with the Company, if Mr. Diamond’s employment with the Company ceases pursuant to an Involuntary Termination or a Permanent Disability; (ii) upon the earlier of the 90-day anniversary of Mr. Diamond’s cessation of service or August 15, 2010 if Mr. Diamond ceases to remain in the Company’s service on or prior to August 15, 2006 for any reason other than an Involuntary Termination, a termination for cause (as set forth in the Employment Agreement) or a Permanent Disability or death; (iii) upon the earlier of the 12-month anniversary of Mr. Diamond’s cessation of service or August 15, 2010 if Mr. Diamond ceases to remain in the Company’s service after August 15, 2006 for any reason other than an Involuntary Termination, a termination for cause (as set forth in the Employment Agreement) or a Permanent Disability or death; (iv) immediately if the Company terminates Mr. Diamond’s employment for cause (as set forth in the Employment Agreement); and (v) upon the earlier of the 12-month anniversary of Mr. Diamond’s death or August 15, 2010 if Mr. Diamond ceases to remain in the Company’s service due to his death.

     This stock option grant did not involve any underwriters, any underwriting discounts or commissions, or any public offering, and the Company believes that the stock option grant was exempt from the registration requirements of the Securities Act, by virtue of Section 4(2) and by virtue of the fact that, as an executive officer of the Company, Mr. Diamond is an “accredited investor” within the meaning of SEC Rule 501 of Regulation D, as presently in effect.

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

     After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $52.4 million. From January 1, 2003 to September 30, 2003, the Company used such net proceeds for the purposes and in the approximate amounts set forth in the following table:

Advances to ARTISTdirect Records	$2,800,000
EBITDA loss from Operations	4,000,000
Working Capital	(1,300,000)

Total Expenditures	$5,500,000

     This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement, but rather clarifies the specific uses of such proceeds for general corporate purposes.

     All of such expenses incurred and net proceeds used were direct or indirect payments to others. None of the Company’s expenses or net proceeds from the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company, except as follows. As part of the Company’s ongoing funding commitment to ARTISTdirect Records, part of the net proceeds from the Offering have been, and will continue to be, used to fund ARTISTdirect Records, which is jointly owned by the Company’s Chairman of the Board, Ted Field through his affiliated company, Radar Records Holdings, LLC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None.

ITEM 5. OTHER INFORMATION

               In September 2003, we named Jon Diamond as our new President and Chief Executive Officer. Ted Field remains our Chairman and ARTISTdirect Records’ Chief Executive Officer. Keith Yokomoto has resigned from the office of President, but currently remains an executive with the Company.

               We currently anticipate holding our 2003 annual meeting of stockholders during the first quarter of 2004 or as soon as reasonably practicable thereafter, which would represent a delay of more than thirty days beyond the anniversary date of our 2002 annual meeting of stockholders. The deadlines for submission and acceptance of stockholder proposals that were published in our proxy statement for the 2002 annual meeting of stockholders remain as stated in our proxy statement for the 2002 annual meeting of stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                    (a)     Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.3	Employment Agreement dated September 29, 2003 by and between ARTISTdirect, Inc. and Jon Diamond.

10.4	Option Granted to Jon Diamond to Acquire 259,659 Shares of Common Stock of ARTISTdirect, Inc.

10.5	Settlement, Release and Termination of Lease Agreement between ARTISTdirect, Inc. and 5670 Wilshire L.P. dated September 8, 2003 and Form of Warrant Agreement to Purchase up to 200,000 Shares of Common Stock of ARTISTdirect Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    (b)     Reports on Form 8-K

                    None.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC. (Registrant)

By:	/s/ THOMAS F. FUELLING

Thomas F. Fuelling
Executive Vice President,
Chief Financial Officer and Secretary

Dated: November 14, 2003

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1—7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.3	Employment Agreement dated September 29, 2003 by and between ARTISTdirect, Inc. and Jon Diamond.

10.4	Option Granted to Jon Diamond to Acquire 259,659 Shares of Common Stock of ARTISTdirect, Inc.

10.5	Settlement, Release and Termination of Lease Agreement between ARTISTdirect, Inc. and 5670 Wilshire L.P. dated September 8, 2003 and Form of Warrant Agreement to Purchase up to 200,000 Shares of Common Stock of ARTISTdirect Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.