Form 10-K
period 2003-12-31
ARTISTDIRECT INC
filed 2004-05-17
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number 000-30063
ARTISTDIRECT, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4760230

(State or Other Jurisdiction	(I.R.S. Employer Identification Number)
of Incorporation or Organization)
10900 Wilshire Boulevard, Suite 1400, Los Angeles, California 90024
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (310) 443-5360

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

     As of April 14, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $984,000, based on the closing price per share of $0.39 for the Registrant’s common stock as reported on the OTC Bulletin Board on such date.

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of April 14, 2004, there were 3,502,117 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

ARTISTDIRECT INC.

ANNUAL REPORT ON FORM 10-K

i

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

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a music entertainment company that combines an online music network and a record label business to provide an integrated offering for music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of Web sites offering multi-media content, music news and information, community around shared music interests, advertising sponsorships, music-related specialty commerce and digital music services. Through our co-venture record label, ARTISTdirect Records, we develop new musical artists and produce and distribute their recordings as an independent label utilizing traditional channels of distribution.

     The ARTISTdirect Network consists of our music search engine and database containing information on more than 100,000 artists, retail e-commerce offering a wide selection of artist merchandise and music, our proprietary music guide that enables users to browse music by artist, genre or time period, a music-oriented online community and the ability for users to download and listen to music and view music videos.

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

     Our two record labels have significantly reduced their operations in 2003. iMusic, a record label formed through our wholly-owned subsidiary, ARTISTdirect Digital, LLC, sold most of its rights regarding unreleased artists to a third party. There is no plan to add additional artists or release additional albums through this record label in the future.

     Our other record label, ARTISTdirect Records, LLC, was formed as a co-venture between our wholly owned subsidiary, ARTISTdirect Recordings, Inc., and Radar Records Holdings, LLC, an entity wholly owned by our Chairman, Frederick W. (Ted) Field. Mr. Field also serves as the Chief Executive Officer of ARTISTdirect Records. During 2003, we have significantly downsized the ARTISTdirect Records operation and currently have no full-time employees. We are seeking additional financing to restructure the ARTISTdirect Records business, and will keep its operations minimal until such capital is obtained, if ever.

RECENT EVENTS

     We underwent significant changes during the fiscal year ended December 31, 2003 as described below:

     Nasdaq Delisting

     In May 2003, our common stock was delisted from Nasdaq because we no longer complied with the stockholder’s equity, market capitalization and certain other requirements for continued listing on The Nasdaq National Market or for moving our listing to The Nasdaq Small Cap Market. Our common stock now trades on the Over-The-Counter Bulletin Board under the symbol ARTD.

     Changes in Accountant

     In February 2004, we announced that we terminated KPMG LLP as our independent accountant and retained Gumbiner, Savett, Finkel, Fingleson & Rose, Inc. to act as our new independent accountant.

     New Management

     Since December 31, 2002, our management has undergone significant changes. In September 2003, Mr. Ted Field resigned as our Chief Executive Officer and serves solely as our Chairman. We appointed Mr. Jonathan Diamond as Chief Executive Officer that same month. On May 31, 2003, Mr. Marc Geiger resigned as our Vice-Chairman and President, Artist Services, and now serves solely as our director. In June 2003, Mr. James Carroll resigned as our Chief Financial Officer and he was replaced by Mr. Thomas Fuelling. In January 2004, we appointed Mr. Robert Weingarten as our Chief Financial Officer after Mr. Fuelling resigned in November 2003. On December 31, 2003, Mr. Keith Yokomoto stepped down as our Chief Operating Officer and now acts solely as a director.

     Record Label Downsizing and Restructuring

     iMUSIC

     During 2002, our wholly owned subsidiary ARTISTdirect Digital, Inc. began operating a record label under the brand name iMusic. We transferred most of our rights and obligations regarding unreleased artists to a third party. In 2003, we executed an agreement with GC Music in which we assigned our rights and obligations to six unreleased artists in exchange for a profits interest in any projects GC Music had with such artists. We retained the distribution right to the albums previously released under the original terms of our distribution agreements with our other signed artists. We do not plan to sign any additional artists through our iMusic label or release any additional albums domestically or internationally and expect very minimal sales activity in the future, if at all.

     ARTISTdirect RECORDS

     In May 2001, we entered into an agreement with veteran entertainment executive Frederick W. (Ted) Field to become our Chairman and Chief Executive Officer and form a new record label in partnership with us. On June 29, 2001, our stockholders approved the employment of Mr. Field and the formation of the record label, ARTISTdirect Records, LLC, as a 50/50 co-venture between ARTISTdirect and Mr. Field where we agreed to provide a significant financial commitment. Through our co-venture record label, we develop new musical artists and produce and distribute their recordings as an independent label utilizing both traditional channels and emerging internet distribution channels. In addition to the formation of the record label and our financial commitment, we entered into a five-year employment agreement with Mr. Field to serve as Chairman and Chief Executive Officer. Mr. Field also serves as the Chief Executive Officer of ARTISTdirect Records.

     We initially committed to fund a total of $50 million to ARTISTdirect Records over five years at the rate of $15.0 million per year, subject to a limit of $33 million in any three year period. Any funding in excess of these amounts required the approval of our Board of Directors. We have funded a total of $33.0 million through December 31, 2003.

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North America distribution agreement and worldwide license agreement with BMG Music, a wholly-owned partnership of Bertelsmann Music Group, Inc., the global music division of Bertelsmann AG (“BMG”). Under the terms of the agreement, BMG agreed to distribute the label’s releases in North America, and BMG licensed ARTISTdirect Records’ repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from us. As part of this transaction, BMG agreed to advance certain monies against net sales proceeds under the agreements and also assumed $5.0 million of our funding commitment to ARTISTdirect Records. As a result of the BMG equity purchase, our funding commitment was reduced to $45 million. In December 2002, BMG exercised its option to extend the term of the distribution and license agreement until September 2004.

     Under the distribution and license agreements, BMG made non-returnable advances to ARTISTdirect Records of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from

ARTISTdirect Records’ artist repertoire. The advances are to be recouped on a monthly basis based on a defined calculation. As of December 31, 2002 and 2003, the unrecouped balance related to distribution advances from BMG was $4.1 million and $8.7 million, respectively.

     In August 2002, our Board of Directors approved an agreement (the “Accelerated Funding Agreement”) to accelerate up to $10 million of its funding commitment to ARTISTdirect Records. This funding was in addition to the $15 million that we were obligated to advance to ARTISTdirect Records in 2002 as part of the initial $50 million funding commitment. During 2002, we funded our $15 million commitment plus the additional $10 million bridge loan for total advances to the record label of $25.0 million in 2002 and $30.25 million from the inception of the record label through December 31, 2002. The $10 million of accelerated funding was credited toward the satisfaction of our overall funding commitment and funding obligation for 2003, resulting in a remaining funding commitment of $2.75 million for 2003 and $12.0 million for 2004. We advanced the $2.75 million during 2003. Our commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should we fail to meet our commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of our interest in ARTISTdirect Records.

     As consideration for entering into the Accelerated Funding Agreement, we received an additional 20% interest in ARTISTdirect Records from Radar Records Holdings, L.L.C. (“RRH”), the entity through which Mr. Field owns his interest in ARTISTdirect Records, which resulted in an increase in our ownership share of ARTISTdirect Records from 45% to 65% and a decrease in Mr. Field’s ownership share from 50% to 30%. The Accelerated Funding Agreement also provides that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by us will be borne both by RRH and us pro rata with our then respective ownership interests. Furthermore, the Accelerated Funding Agreement provides for RRH to guarantee a 25% minimum annual compounded return to be realized from our advances and equity interests in ARTISTdirect Records. Due to the uncertainty with respect to the realization of such rate of return, we have not recorded any amounts related to the 25% minimum annual compounded return in our consolidated financial statements.

     As of December 31, 2003, ARTISTdirect Records did not have sufficient working capital resources to conduct operations and accordingly had curtailed its operations. During the three months ended September 30, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital.

     We do not have the resources to meet our remaining $12.0 million funding commitment to ARTISTdirect Records for 2004. ARTISTdirect Records requires additional capital in order to continue operations, and therefore we are continuing to pursue alternatives to raise additional capital for both ourselves and for ARTISTdirect Records. However, there can be no assurances that additional capital can be obtained by either our company or by ARTISTdirect Records on reasonable terms or at all. If additional funds are raised through the issuance of equity securities of either our company or ARTISTdirect Records, the percentage ownership of our current stockholders in our company and/or our company’s ownership of ARTISTdirect Records would be reduced. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records. In such event, ARTISTdirect Records may seek to divest all or certain of its assets or we may seek to divest all or a part of its ownership of ARTISTdirect Records, in order to raise the capital necessary to sustain business operations of our company and/or ARTISTdirect Records.

     As of December 31, 2003, ARTISTdirect Records had received $898,000 of loans from Ted Field and $1,150,000 of loans from outside investors (including $100,000 from Jonathan V. Diamond, our new President and Chief Executive Officer). The total loans of $2.048 million during 2003 were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and will be converted into new equity of ARTISTdirect Records as part of its next equity financing.

     The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted.

     During the three months ended March 31, 2004, Mr. Field advanced an additional $1.89 million to ARTISTdirect Records to fund operating expenses and the settlement of artist contracts. In consideration for such advances, Mr. Field received Bridge Notes and warrants.

     ARTISTdirect Network Downsizing

     In 2003, because of declining revenue and in response to our liquidity problems, we reduced our staff handling the ARTISTdirect Network from eight persons to three persons.

     Termination of Office Lease

     In 2003, we reached an agreement to terminate of our lease for 64,000 square feet of office space with a term through April 2010. In conjunction with the termination, the landlord drew down the entire remaining $1.35 million letter of credit that we had provided as a security deposit. We also issued to the landlord warrants to purchase 200,000 shares of the Company’s common stock exercisable at $0.50 per share through September 8, 2008.

ARTISTdirect BUSINESS SEGMENTS

     During the year ended December 31, 2003, the Company operated primarily through three reportable segments: Media Operations (“Media”), E-commerce operations (“E-commerce”), and Record Label operations (“Record Label”) through its iMusic record label.

     Media. The ARTISTdirect Network is comprised of our Media and E-commerce operations. Our Media operations include our content-oriented web sites and our entertainment marketing initiatives. Revenue from Media operations is generated from the sale of online and offline advertising and integrated marketing solutions. We market and sell advertising on a cost-per-impression (CPM) basis to advertising agencies and to marketing personnel of various companies. Customers may purchase advertising space for the entire web site, or it may tailor advertising based on music genre (e.g., jazz, country, rock music) or based on functionality (e.g., directing advertising to customers using music download features or broadband-only features of the ARTISTdirect Network). Since we are increasingly aware of websites outside the ARTISTdirect Network that are frequently visited by artists and music fans, we have also offered our customers advertising space on behalf of third party websites.

     E-Commerce. E-commerce operations includes sale of recorded music and music-related merchandise. Most of our sales comes from our ARTISTdirect Shopping area which offers a comprehensive selection of music CDs and broad range of artist and lifestyle merchandise.

     Record Labels.

     We began operating our iMusic record label in 2002. Operations consist primarily of the sale of compact discs by artists signed to the iMusic record label. iMusic’s concept was to focus on the signing of established artists with a proven sales base and an ability to generally make records less expensively than developing artists. In addition, we expected that substantially less would be spent on marketing and promotion of these releases than on those of new artists. In the second quarter of 2003, our management decided to scale back the activity of our iMusic label in order to conserve capital. In the third quarter of 2003, we entered into an agreement with GC Music, a company in which Marc P. Geiger, a director of the Company, is a partner, pursuant to which we assigned our rights and obligations to six unreleased artists in exchange for $100,000 and a profit interest in the projects. We retain the distribution rights to the albums previously released under the original terms of its distribution agreements with its other signed artists. We do not plan to sign any additional artists or release any additional albums domestically or internationally under the iMusic label and expects very minimal sales activity in the future.

     In addition, we have significantly reduced operations of ARTISTdirect Records until additional financing is obtained. As of December 31, 2003, ARTISTdirect Records had signed recording agreements with six artists and had no full-time employees.

INFRASTRUCTURE AND OPERATIONS

     TECHNOLOGY

     Our infrastructure is designed to be integrated, scalable, reliable and secure. The software that we use supports the acquisition, management and publication of content on our Web sites. During 2003, the management of our Web sites and servers for content, applications, database and electronic commerce was handled internally. Our servers are maintained at IX2 Networks, LLC, a co-location facility in Los Angeles, California. Our operations depend on our and IX2’s ability to protect our systems against fire, power loss, telecommunications failure, break-ins and other events. All Web sites, servers, and systems are monitored and periodic backups are stored at our downtown data center.

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

Alliance Entertainment. In August 1998, we entered into a five-year agreement with Alliance Entertainment Corp. to be our primary supplier of music and music-related information for our ARTISTdirect Superstore. This agreement is now month-to-month. Alliance owns the All Music Guide, a comprehensive source of artist and album information that is supplied to our users primarily through its integration into the UBL. Alliance fulfills compact discs ordered by our customers and we pay Alliance the wholesale cost plus a fulfillment fee. In addition, Alliance provides warehouse space and fulfillment services pursuant to an oral agreement that Alliance may terminate at any time for a majority of the music-related merchandise that we offer which allows the consolidated shipping of customer orders for both music and merchandise. We have integrated our order processing system with Alliance’s information systems to assist in fulfillment tracking, inventory management and customer service. We purchase almost all of the music titles available for sale on our Web sites from inventory held by Alliance.

Benn Co. (formerly Old Glory). In November 2001, we entered into a six-month agreement with Old Glory Boutique Distributing Inc. (“Old Glory”) to be a wholesale supplier of music-related merchandise and provide fulfillment services for the products for which it sells to us. The agreement was renewed for a one-year period in May 2002 and automatically renewed for an additional year in May 2003. In December 2002, this agreement was assigned from Old Glory to Benn Co., LLC. This agreement is now month-to-month.

     If we are unable to continue our agreements with these suppliers, or if Alliance ceases to provide fulfillment services for merchandise, our business could be adversely affected.

     CUSTOMER SERVICE

     In June 2001, we entered into a two-year agreement with AEC One-Stop Group, Inc. (“Alliance Entertainment”) to provide customer support services for our Web sites’ consumers and respond to customer inquiries, orders and other requests made by phone, fax, e-mail and regular mail. Prior to entering into the agreement with Alliance, we provided customer service with an internal staff of customer service representatives. This agreement is now month-to-month.

SALES AND MARKETING

     ADVERTISING SALES

     We sell advertising and sponsorships to advertisers seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network. Advertisers may choose single elements such as targeted or run-of-network banners or sponsorship of fixed placement on our Web sites. Pricing is negotiated based upon the size of the target audience, the duration and intensity of the campaign and the size and placement of the advertisement. For the years ended December 31, 2003 and 2002, advertising represented 20% and 15%, respectively, of our revenue. AT&T Wireless accounted for 47% and 14% of our advertising revenues for the year ended December 31, 2003 and 2002, respectively.

     MARKETING AND PROMOTION

     We use a number of methods to create awareness of the ARTISTdirect Network and drive traffic to our Web sites. We have focused much of our marketing activity on e-mail direct marketing to communicate with registered users of specific artists and the ARTISTdirect Network. Campaigns have included direct notification of special merchandise offers, contests, promotions and music downloads.

     COMPETITION

     The market for the online promotion and distribution of music and music-related products and services is relatively new, highly competitive and rapidly changing. There are a large number of Web sites competing for the attention and spending of consumers and advertisers, and we expect that number to increase, because there are few barriers to entry to Internet commerce. In addition, the competition for advertising revenue, both on Web sites and in more traditional media, is intense. We compete as follows:

•	for music consumers and advertisers with providers of music information, community and content such as MTV, America Online, MSN, Yahoo!, Listen.com and various other companies;

•	with major online music retailers such as Amazon.com and CDnow in selling music and merchandise;

•	for music consumers and artist relationships with traditional music industry companies, including BMG Entertainment, a unit of Bertelsmann AG, EMI Music, a unit of EMI Group, Sony Music Entertainment, a unit of Sony Corporation, Warner Music Group, and Universal Music Group, a unit of Vivendi. Some of these companies have recently established online presences to promote and distribute the music and tours of their respective artists;

•	for music consumers and advertisers with publishers and distributors of traditional media, such as television, radio and print, including MTV, CMT, Rolling Stone and Spin and their Internet affiliates; and

•	with traditional retailers targeting music consumers, including Tower Records and Virgin Megastore and their Internet affiliates, in selling music and merchandise.

     Our competitors have worked together to offer music over the Internet, and we may face increased competitive pressures as a result. For instance, RealNetworks, Time Warner, Bertelsmann AG and EMI Group formed MusicNet, a digital music subscription platform featuring on-demand downloads and streaming. Sony Connect and various retailers such as BestBuy have cooperated to distribute music through the iTunes platform.

     We believe that we are able to compete primarily on the bases of:

•	the breadth and quality of our search, database and the community features of our site;

•	the variety, availability and price of music-related merchandise on our sites; and

•	the ease of use and consumer acceptance of the ARTISTdirect Network.

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

     LAWS GOVERNING SENDING OF UNSOLICITED COMMERCIAL E-MAIL

     We typically provide our customers and other visitors to our Web sites with an opportunity to “opt-in,” or agree to receive e-mailings from us. The federal government recently signed the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) designed to limit unsolicited commercial e-mail commonly referred to as “spam.” In addition, California and a number of other states regulate the sending of e-mails for commercial purposes to third parties where there is no preexisting business relationship. Further, several states give Internet service providers (“ISPs”) a private right of action against those who send large e-mailings across their servers in contravention of the ISP’s posted policy. There is no guarantee that we will always be fully compliant in all of our communications at all times. Our failure to comply with applicable laws regarding these types of e-mails could result in significant fines, actual or statutory damages, and injunctive actions.

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

     SALES TAX

     The tax treatment of goods sold over the Internet is currently unsettled. We collect sales taxes for goods shipped to California and Florida, where we have a physical presence. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. While the Internet Tax Freedom Act (ITFA) has placed a moratorium on new state and local taxes on Internet commerce, the tax moratorium expired on November 1, 2003 and has not been re-enacted. At least some state legislatures that will convene during early 2004 have indicated that they will move to expand their sales taxes to cover Internet commerce, if the ITFA is not reinstated. Imposing state sales taxes on Internet-based commerce would adversely affect our business.

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

INTELLECTUAL PROPERTY

     OUR PROPRIETARY RIGHTS

     Copyrighted material that we develop, as well as our service marks and domain names relating to the ARTISTdirect or UBL brands, and other proprietary rights are important to our business prospects. We seek to protect our common-law trademarks through federal registration, but these actions may be inadequate. Where consultants develop copyrighted content for us, our general policy is to use written agreements prior to content creation to obtain ownership of that content. In addition, we principally rely upon trademark, copyright, trade secret and contract law to protect our proprietary rights. We generally enter into confidentiality agreements, “work-made-for-hire” contracts and intellectual property licenses with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our technologies, content and other proprietary information.

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

     SEASONALITY

     The seasonality of our e-commerce segment affects our revenue. Our CDs and other online goods are most often purchased during the holiday season and also during the summer months, traditionally when artists go on tour.

EMPLOYEES

     As of March 31, 2004, we had 13 full-time employees and four part-time consultants. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

We Face Substantial Doubt About Our Ability to Continue as a Going Concern Without Additional Restructuring and/or Additional Financing

     We have incurred losses and negative cash flows from operations in every fiscal period since inception and have an accumulated deficit of $222.7 million as of December 31, 2003. For the year ended December 31, 2003, we incurred a net loss of $21.7 million and negative operating cash flows of $5.4 million. As of December 31, 2003, we had a net working capital deficiency of $9.5 million and a stockholders’ deficiency of $16.9 million.

     Additionally, we have been funding substantially all of the operations of ARTISTdirect Records. Our operations to date and loans to ARTISTdirect Records have been funded by the sale of our preferred and common stock. Management expects our operating losses to continue for the foreseeable future. We do not currently anticipate that available cash resources will be sufficient to meet anticipated needs for working capital and capital expenditures over the next twelve months without additional capital.

     We are attempting to mitigate our funding obligation and raise additional funding through various means. However, there can be no assurances that we will be successful in this regard. If sufficient funding is not available, then we may not be able to fund our operations or our remaining commitment to provide funding to ARTISTdirect Records. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records. We have reduced our operations and have divested certain of our assets in order to attempt to raise the capital necessary to sustain business operations. To the extent that we are unable to successfully restructure our funding obligation and/or obtain the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization.

     Due to our current financial condition, our auditors have included an explanatory paragraph in their 2003 report on the financial statements of ARTISTdirect, Inc. and ARTISTdirect Records, LLC stating that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We Have A History Of Operating Losses And Anticipate Losses And Negative Cash Flow For The Foreseeable Future

     To date, we have not been profitable on an annual or quarterly basis and have incurred accumulated losses of approximately $222.7 million as of December 31, 2003. For the years ended December 31, 2003 and 2002, we incurred net losses of approximately $21.7 million and $48.2 million, respectively, which represented approximately 363% and 771%, respectively, of our revenue for those periods. We expect our operating losses and negative cash flow to continue for at least the near future. We will need to generate significant additional revenue to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will likely be unable to continue our operations.

Global Sales of Recorded Music Have Recently Declined and This Trend May Continue in the Future

     Based on data compiled by the International Federation of the Phonographic Industry (IFPI), global sales of recorded music declined 1.3% in value and 1.2% in units from 1999 to 2000, declined 5.0% in value and 6.5% in units from 2000 to 2001, and declined 9.2% in value and 11.2% in units in the first half of 2002 compared with the first half of 2001. The IFPI attributes this decline, in part, to widespread copying and illegal Internet downloading of music. If this trend continues, it may affect our e-commerce business and have a material adverse effect on our revenue.

Our Prior Management Has Committed Substantial Amount Of Our Available Cash To The ARTISTdirect Records Co-Venture With Ted Field And, As A Result, The Amount Of Cash That We Will Have Available To Operate Our Other Businesses Has Been Substantially Reduced

     The ARTISTdirect Records co-venture with Mr. Field represented a significant shift in the planned use of our cash resources. As of December 31, 2003, we had provided $33.0 million to ARTISTdirect Records, and are obligated to provide an additional $12.0 million in 2004. As of December 31, 2003, we had unrestricted cash and short-term investments totaling $726,000. Our commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should we fail to meet our commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of our interest in ARTISTdirect Records.

     Despite the fact that third party investors and Mr. Field advanced $2.05 million of bridge loans to ARTISTdirect Records in 2003, and an additional $1.89 million during the three months ended March 31, 2004, ARTISTdirect Records will require additional capital in 2004.

     We currently anticipate that our available cash resources, including short-term investments, will not be sufficient to meet our anticipated working capital requirements during 2004, including our $12.0 million funding commitment to

ARTISTdirect Records in 2004. We have reduced our operations and have divested certain of our assets in order to attempt to raise the capital necessary to sustain business operations, and we are exploring various alternatives to raise additional capital. There can be no assurance that additional capital can be obtained by either our company or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records.

     If additional funds are raised through the issuance of equity securities of either our company or ARTISTdirect Records, the percentage ownership of current stockholders in our company and/or ARTISTdirect Records will be reduced. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends, and any debt issued by ARTISTdirect Records may be senior to the obligations of ARTISTdirect Records to our company. To the extent that we are unable to successfully restructure our funding commitment and/or obtain the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization.

     See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” for more information on our liquidity and capital resources.

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

If We are Unable To Grow Our Online Advertising Significantly In The Near Future, Our Business May Be Adversely Affected.

     If we do not increase advertising revenue, our business will be adversely affected. Increasing our advertising revenue depends upon many factors, including our ability to:

•	respond to and anticipate fluctuations in the demand for, and pricing of, online advertising;

•	develop and maintain key advertising relationships and compete for advertisers with Internet and traditional media companies;

•	conduct successful selling and marketing efforts aimed at advertising agencies and direct marketing departments;

•	successfully develop, sell and execute entertainment marketing solutions;

•	increase the size of our audience and the amount of time that our audience spends on our Web sites;

•	accurately measure the size and demographic characteristics of our audience;

•	offer advertisers the means to effectively target their advertisements to our audience; and

•	increase the amount of revenue per advertisement.

Our failure to achieve one or more of these objectives could impair our ability to increase advertising revenue, which could adversely affect our business. In addition to the above factors, general economic conditions, as well as economic conditions specific to online advertising, electronic commerce and the music industry, could affect our ability to increase our advertising revenue. In particular, the growth of online advertising has declined since 2000, which has had, and in the future may continue to have, a significant adverse effect on our revenue from online advertising. In the past, we have traditionally relied on a limited number of customers for our advertising revenue. For instance, during the year ended December 31, 2003, AT&T Wireless accounted for 47% of our total media revenue.

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

     We rely to a large extent on timely distribution by third parties. During 2003, we relied on two vendors, Alliance Entertainment, and Benn Co. (formerly Old Glory Boutique Distributing, Inc.) to fulfill and distribute our orders for music and related merchandise. During the year ended December 31, 2003, approximately 86% and 14%, respectively, of our total customer orders were fulfilled by Alliance and Benn Co., respectively. We purchase a significant portion of our artist-licensed merchandise from Benn Co. and most all of our compact discs from Alliance Our contracts with Alliance and Benn Co. expired in August 2003 and April 2003, respectively, and we now operate with these vendors on a month-to-month basis. Our business could be significantly disrupted if Alliance or Benn Co. were to terminate or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Benn Co. or other vendors are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms, in a timely manner or at all.

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

The Loss Of Key Personnel, Including Ted Field or Jonathan Diamond, Could Adversely Affect Our Business Because These Individuals Are Important To Our Business

     Our future success depends to a significant extent on the continued services of our senior management, particularly Ted Field and Jonathan Diamond. The loss of any of these individuals would likely have an adverse effect on our business. Competition for personnel throughout our industry is intense and we may be unable to retain these key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected. Recent changes in corporate governance and securities laws and regulations, such as the Sarbanes-Oxley Act of 2002, could make it more difficult for us to attract and retain qualified executive officers or qualified members of our Board of Directors, particularly to serve on our audit committee.

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

We May Continue To Have Contingent Liability Due To Our Issuances Of Certain Unregistered Securities

     Prior to our initial public offering, we issued a number of shares and options to purchase shares of our common stock to our employees and to artists and their managers and advisors. Due to the nature of the persons who received these shares and options in addition to our employees and the total number of shares and options issued to them and our employees, the issuance of some of these shares and options did not comply with the requirements of Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”), or any other available exemptions from the registration requirements of Section 5 of the Securities Act, and may not have qualified for any exemption from qualification or registration under applicable state securities laws either.

     As a result, in November 2001,we made a rescission offer to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to applicable state securities law. In the rescission offer, we offered to repurchase from these persons all shares purchased by them pursuant to option exercises before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for these purchased shares, plus interest from the date of purchase until the expiration of the rescission offer, at the current statutory rate per year mandated by the state in which the shares were purchased, or at 7% per year if a “private placement” exemption was available in a particular state or if the shares were otherwise issued in compliance with state law (less any amounts received by those persons who had already sold their shares). We also offered to repurchase all unexercised options granted to these persons at 20% of the option exercise price times the number of option shares, plus interest from the date the options were granted until the rescission offer expires, at the current statutory rate per year mandated by the state in which the options were granted, or at 7% per year if a “private placement” exemption was available in a particular state or if the options were otherwise granted in compliance with state law. The rescission offer was completed in December 2001, resulting in 83,403 shares and 636,740 options being tendered in the rescission offer at a cost to us to repurchase such shares and options of approximately $10.2 million.

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

ITEM 2. PROPERTIES

     Our principal corporate offices are located in Los Angeles, California, where we sub-lease approximately 2,000 square feet of office space from a company controlled by our Chairman. During 2003, we terminated the lease of approximately 64,000 feet of office lease that we previously occupied.

ITEM 3. LEGAL PROCEEDINGS

     In June 2003, we initiated discussions with our landlord regarding the potential termination or restructuring of an office lease that had a term through April 2010. On June 24, 2003, the landlord filed suit against us for unlawful detainer of our premises and in July 2003 the landlord drew down the entire remaining $1.35 million letter of credit that we had provided as a security deposit in conjunction with the execution of the original lease. In September 2003, we reached an agreement to terminate our lease with the landlord. In conjunction with the termination, we issued to the landlord warrants to purchase 200,000 shares of the Company’s common stock exercisable at $0.50 per share through September 8, 2008. In October 2003, the legal proceedings against the Company were dismissed with prejudice.

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     ARTISTdirect’s common stock is listed for quotation on the Over-The-Counter Bulletin Board under the symbol “ARTD” since May 9, 2003 and was listed on the Nasdaq National Market prior to that date. The following table sets forth, for the two most recent fiscal years, the high and low closing sale prices for our common stock as reported by Yahoo! Finance for 2002 and 2003:

2002
First Quarter	$14.30	$9.60
Second Quarter	11.94	7.60
Third Quarter	9.99	4.31
Fourth Quarter	5.37	2.15
2003
First Quarter	$3.70	$1.05
Second Quarter	2.00	0.10
Third Quarter	1.20	0.35
Fourth Quarter	0.85	0.12

(1)	All numbers are adjusted to reflect a one-for-ten reverse stock split in July 2001.

     On April 14, 2004, the closing sale price for our common stock as reported by America Online was $0.39 per share.

EQUITY COMPENSATION PLAN INFORMATION

     See “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS – Equity Compensation Plan Information” for information regarding the number of outstanding and reserved options, warrants and other derivative securities under our equity compensation plans.

HOLDERS

     As of April 14, 2004, there were approximately 300 holders of record of our common stock.

DIVIDENDS

     We have never paid any cash dividends on our common stock and we have no current plans to do so.

SALES OF UNREGISTERED SECURITIES

     In September 2003, we issued warrants to purchase 200,000 shares of common stock at $0.50 per share as partial consideration for an office lease termination. In December 2003, we issued 40,000 shares of common stock to a consultant for services rendered which were valued at $0.50 per share. We made such issuances in reliance upon Section 4(2) of the Securities Act. The parties to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and were provided with access to material information regarding our company. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     In September 2003, we issued an option to purchase 259,659 shares of common stock at $0.85 per share, the approximate fair market value of the stock at such time, to Jonathan V. Diamond in connection with his appointment as our President. The option may be exercisable until August 15, 2010. 75% of the common stock underlying the options are subject to a repurchase right at $0.85 per share by the Company upon his termination of employment. This repurchase right lapses in three equal installments such that, the repurchase right will lapse entirely upon the third anniversary of his employment. We made such issuance in reliance upon Section 4(2) of the Securities Act.

     From May 2003 through December 31, 2003, ARTISTdirect Records had issued and sold from time to time, an aggregate of $2.048 million in convertible notes (the “Bridge Notes”) to nine individual investors. $898,000 of these notes were sold to our Chairman, Ted Field and $100,000 to Jonathan V. Diamond, our President and Chief Executive Officer. The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and will be converted into new equity of ARTISTdirect Records as part of its next equity financing. The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted. We made issuances of such notes and warrants in reliance upon Section 4(2) of the Securities Act. The parties to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and were provided with access to material information regarding our company. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data with respect to ARTISTdirect’s consolidated statements of operations for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 and consolidated balance sheets as of December 31, 1999, 2000, 2001, 2002 and 2003 are derived from the audited consolidated financial statements of the Company. The following information should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included elsewhere in this Annual Report on Form 10-K.

TABLE OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	1999	2000		2001	2002	2003 (2)
		(in thousands, except per share data)
Net revenue (1)	$8,970	$18,370		$10,421	$6,250	$5,984
Loss from continuing operations	(57,826)	(61,499)		(69,927)	(48,339)	(16,446)
Net loss	(57,804)	(59,308)		(69,880)	(48,192)	(21,701)
Net loss attributable to common shareholders	(59,455)	(85,178	) (5)	(70,571)	(48,192)	(21,701)
Loss from continuing operations per common share	(17.16)	(27.52)		(19.50)	(13.96)	(4.75)

	Years Ended December 31,
	1999		2000		2001	2002	2003 (2)
			(in thousands, except per share data)
Net loss per common share	(17.14)		(26.83)		(19.49)	(13.92)	(6.27)
Total assets	97,830		117,762		59,873	15,925	3,006
Long-term obligations	112,390	(3)	12,308	(4)	903	1,117	6,491
Cash dividends declared per common share	—		—		—	—	—

(1)	Net revenue excludes revenue from the agency business, which was discontinued in December 2001, and which has been classified as a discontinued operation for all periods presented.

(2)	As a result of the adoption by the Company of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” effective December 31, 2003, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003. The operations of ARTISTdirect Records will be consolidated beginning January 1, 2004.

(3)	Includes $111,707 of redeemable preferred stock and common stock, which was converted into common stock in 2000 and 2001.

(4)	Includes $10,778 of redeemable common stock which was converted into common stock in 2001.

(5)	Includes beneficial conversion feature on redeemable preferred stock of $24,375.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning our business model, increased competition in the industry, our ability to generate revenues from our record label, online product sales, advertising and other revenue streams, ability to increase visits to our web site, ability to attract and retain artists, ability to adequately fund our operations and financial commitments, ability to offer compelling content, ability to fulfill on-line music and merchandise orders in a timely manner, ability to build brand recognition, ability to integrate acquisitions of technology and other businesses, ability to protect and/or obtain intellectual property rights, and ability to manage growth. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Annual Report on Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission that discuss our business.

GENERAL

OVERVIEW

     We are a music entertainment company that combines an online music network and a record label to provide an integrated offering for music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of Web sites offering multi-media content, music news and information, community around shared music interests, music-related specialty commerce and digital music services.

     In May 2001, we entered into an agreement with veteran entertainment executive Frederick W. (Ted) Field to become our Chairman and Chief Executive Officer and form a new record label in partnership with us. On June 29, 2001, our stockholders approved the employment of Mr. Field and the formation of the record label, ARTISTdirect Records, LLC, as a 50/50 co-venture between ARTISTdirect and Mr. Field where we agreed to provide a significant financial commitment. Through our co-venture record label, we develop new musical artists and produce and distribute their recordings as an independent label utilizing both traditional channels and emerging Internet distribution channels. In addition to the formation of the record label and our financial commitment, we entered into a five-year employment agreement with Mr. Field to serve as Chairman and Chief Executive Officer. Mr. Field also serves as the Chief Executive Officer of ARTISTdirect Records.

     During the year ended December 31, 2003, we restructured senior operating management and significantly reduced overhead and operating activities at the parent company level and laid off the majority of our staff. In conjunction with this restructuring, effective September 29, 2003, we entered into an employment agreement with Jonathan V. Diamond to service as our President and Chief Executive Officer through August 15, 2006.

     We initially committed to fund a total of $50 million to ARTISTdirect Records over five years at the rate of $15.0 million per year, subject to a limit of $33 million in any three year period. Any funding in excess of these amounts required the approval of our Board of Directors. We have funded a total of $33.0 million through December 31, 2003.

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North America distribution agreement and worldwide license agreement with BMG Music, a wholly-owned partnership of Bertelsmann Music Group, Inc., the global music division of Bertelsmann AG (“BMG”). Under the terms of the agreement, BMG agreed to distribute the label’s releases in North America, and BMG licensed ARTISTdirect Records’ repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from us. As part of this transaction, BMG agreed to advance certain monies against net sales proceeds under the agreements and also assumed $5.0 million of our funding commitment to ARTISTdirect Records. As a result of the BMG equity purchase, our funding commitment was reduced to $45 million. In December 2002, BMG exercised its option to extend the term of the distribution and license agreement until September 2004.

     Under the distribution and license agreements, BMG made non-returnable advances to ARTISTdirect Records of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from ARTISTdirect Records’ artist repertoire. The advances are to be recouped on a monthly basis based on a defined calculation. As of December 31, 2002 and 2003, the unrecouped balance related to distribution advances from BMG was $4.1 million and $8.7 million, respectively.

     In August 2002, our Board of Directors approved an agreement (the “Accelerated Funding Agreement”) to accelerate up to $10 million of its funding commitment to ARTISTdirect Records. This funding was in addition to the $15 million that we were obligated to advance to ARTISTdirect Records in 2002 as part of the initial $50 million funding commitment. During 2002, we funded our $15 million commitment plus the additional $10 million bridge loan for total advances to the record label of $25.0 million in 2002 and $30.25 million from the inception of the record label through December 31, 2002. The $10 million of accelerated funding was credited toward the satisfaction of our overall funding commitment and funding obligation for 2003, resulting in a remaining funding commitment of $2.75 million for 2003 and $12.0 million for 2004. We advanced the $2.75 million during 2003. Our commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should we fail to meet our commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of our interest in ARTISTdirect Records.

     As consideration for entering into the Accelerated Funding Agreement, we received an additional 20% interest in ARTISTdirect Records from Radar Records Holdings, L.L.C. (“RRH”), the entity through which Mr. Field owns his interest in ARTISTdirect Records, which resulted in an increase in our ownership share of ARTISTdirect Records from 45% to 65% and a decrease in Mr. Field’s ownership share from 50% to 30%. The Accelerated Funding Agreement also provides that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by us will be borne both by RRH and us pro rata with our then respective ownership interests. Furthermore, the Accelerated Funding Agreement provides for RRH to guarantee a 25% minimum annual compounded return to be realized from our advances and equity interests in ARTISTdirect Records. Due to the uncertainty with respect to the realization of such rate of return, we have not recorded any amounts related to the 25% minimum annual compounded return in our consolidated financial statements.

     Because we did not have voting or operating control of ARTISTdirect Records, even with our majority ownership position, through December 31, 2003 we did not consolidate the results of ARTISTdirect Records; we recorded our share of losses based on the equity method of accounting as loss from equity investments in our consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of our total funding commitment, we had committed to fund 100% of the operations of ARTISTdirect Records and had recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. From May 1, 2002 through December 31, 2002, we have recorded only our proportionate share, on the basis of remaining relative funding commitments, of any losses of ARTISTdirect Records. We have funded a total of $33.0 million of our funding commitment. We recognized $8.6 million, $29.3 million and $9.3 million of equity loss from ARTISTdirect Records for the years ended December 31, 2001, 2002 and 2003, respectively.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. We adopted FIN 46 effective December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003, and the operations of ARTISTdirect Records will be consolidated beginning January 1, 2004.

     As of December 31, 2003, ARTISTdirect Records did not have sufficient working capital resources to conduct operations and accordingly had curtailed its operations. During the three months ended September 30, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital.

     We do not have the resources to meet our remaining $12.0 million funding commitment to ARTISTdirect Records for 2004. ARTISTdirect Records requires additional capital in order to continue operations, and therefore we are continuing to pursue alternatives to raise additional capital for both ourselves and for ARTISTdirect Records. However, there can be no assurances that additional capital can be obtained by either our company or by ARTISTdirect Records on reasonable terms or at all. If additional funds are raised through the issuance of equity securities of either our company or ARTISTdirect Records, the percentage ownership of our current stockholders in our company and/or our company’s ownership of ARTISTdirect Records would be reduced. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records. In such event, ARTISTdirect Records may seek to divest all or certain of its assets or we may seek to divest all or a part of its ownership of ARTISTdirect Records, in order to raise the capital necessary to sustain business operations of our company and/or ARTISTdirect Records.

     GOING CONCERN

     We have incurred losses and negative cash flows from operations in every fiscal period since inception and have an accumulated deficit of $222.7 million as of December 31, 2003. For the year ended December 31, 2003, we incurred a net loss of $21.7 million and negative operating cash flows of $5.4 million. As of December 31, 2003, we had a net working capital deficiency of $9.5 million and a stockholders’ deficiency of $16.9 million.

     Additionally, we have been funding substantially all of the operations of ARTISTdirect Records. Our operations to date and loans to ARTISTdirect Records have been funded by the sale of our preferred and common stock. Management expects our operating losses to continue for the foreseeable future. We do not currently anticipate that available cash resources will be sufficient to meet anticipated needs for working capital and capital expenditures over the next twelve months without additional capital.

     We are attempting to mitigate our funding obligation and raise additional funding through various means. However, there can be no assurances that we will be successful in this regard. If sufficient funding is not available, then we may not be able to fund our operations or our remaining commitment to provide funding to ARTISTdirect Records. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records. We have reduced our operations and have divested certain of our assets in order to attempt to raise the capital necessary to sustain business operations. To the extent that we are unable to successfully restructure our funding obligation and/or obtain the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization.

     As a result of the conditions described above, our auditors have included an explanatory paragraph in their opinion indicating that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     A summary of how we conduct our business is presented below.

REVENUE

     We currently generate revenues from three sources: e-commerce, media and the record label.

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

     Media Revenue. Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our Web sites. Our banner advertising commitments generally range from one to six months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that we have no significant remaining obligations and collection of the resulting receivable is probable. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers the sponsorship of a Web page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. Since most of our sponsorship and advertising contracts are short-term in nature, our advertising revenue is susceptible to significant fluctuation.

     Record Label Revenue.

     iMusic. The iMusic record label generated revenue primarily from the sale of compact discs by artists signed to the iMusic record label. We recognized revenues upon the shipment of compact discs to retailers and independent wholesalers and recorded appropriate reserves for product returns. During the three months ended June 30, 2003, management of the Company decided to scale back the activity of its iMusic label in order to conserve capital. During the three months ended September 30, 2003, the Company executed an agreement with GC Music, pursuant to which the Company assigned its rights and obligations to six unreleased artists in exchange for a cash payment of $100,000 as a reduction to prior advances related to the six artists and a profit interest in the projects. The Company retains the distribution rights to the albums previously released under the original terms of its distribution agreements with its other signed artists. The Company does not plan to sign any additional artists or release any additional albums domestically or internationally under the iMusic label and expects very minimal sales activity in the future.

     ARTISTdirect Records. ARTISTdirect Records generates revenue primarily from the sale of compact discs by artists signed to the record label.

     We have recorded 100% of the losses attributable to that venture from May 31, 2001 through April 30, 2002 based on our commitment to fund 100% of its operations up to that time. From May 1, 2002 through December 31, 2002, we recorded approximately 83% of the losses of ARTISTdirect Records as a result of BMG’s equity purchase and their assumption of a portion of our funding commitment to the record label. For the year ended December 31, 2003, we recorded approximately 73% of the losses of ARTISTdirect Records. However, given that we did not have voting or operating control, even with our majority ownership position in ARTISTdirect Records, through December 31, 2003, we accounted for this investment under the equity method of accounting as income (loss) from equity investments in our consolidated statements of operations.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. We adopted FIN 46 effective December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003, and the operations of ARTISTdirect Records will be consolidated beginning January 1, 2004. As a result of the consolidation of the balance sheet of ARTISTdirect Records as of December 31, 2003, the Company’s balance sheet as of December 31, 2003 is not directly comparable to its balance sheet as of December 31, 2002. In addition, as a result of the consolidation of ARTISTdirect Records as of December 31, 2003, we

recorded a one-time charge to operations of $5.255 million in 2003 resulting from the cumulative effect on prior years of this change in accounting method.

COST OF REVENUE

     Direct cost of product sales consists of the cost of merchandise sold, the amounts payable to artists for their share of net proceeds, online transaction costs, including credit card fees, warehousing and fulfillment charges and shipping costs. Direct cost of product sales also includes manufacturing costs and distribution fees payable. Other cost of revenue consists primarily of Web site hosting and maintenance costs, online content programming costs, online advertising serving costs, record royalties payable to artists and payroll and related expenses for staff involved with the Web site. Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities. Historically, our cost of revenue has generally exceeded our net revenue primarily as a result of the non-cash stock-based compensation expense and also due to other cost of revenue exceeding media revenues.

OPERATING EXPENSE

     Web Site Development. Web site development expense consists primarily of expenses incurred to update the content and design of our Web sites and underlying technology infrastructure. These expenses primarily include payments to third-party service vendors and personnel costs.

     Sales and Marketing. Sales and marketing expense consists primarily of advertising, marketing and promotion expenses incurred to promote our Web sites, as well as payroll and related expenses for personnel engaged in marketing and advertising sales activities.

     General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, professional services expenses, facilities expenses, travel and other general corporate expenses.

     Provision for Doubtful Accounts. Provision for doubtful accounts consists of provisions related to uncollectible receivables.

     Stock-based Compensation. We record stock-based compensation expense (exclusive of amounts recorded within cost of revenue) in connection with equity granted to employees, directors, professional firms, artists and artist advisors during this period. We may grant additional equity securities in the future to employees, directors and others. We record stock compensation for employee option grants equal to the excess of the fair value of our common stock over the exercise price on the grant date. We record the compensation over the vesting period. For options/warrants granted to non-employees, we record as stock compensation the fair value of the options/warrants (using the Black-Scholes option-pricing model) amortized over the related period of service.

     Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of fixed assets and the amortization of acquired intangible assets, including goodwill. No intangible assets remained on the balance sheet at December 31, 2003.

     Impairment of long-lived assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.

     Loss from Sale and Abandonment of Property and Equipment. Loss from sale and abandonment of property and equipment consists of the costs associated with the sale and abandonment of the property and equipment and leasehold improvements at our former offices. We determined that these assets were impaired during 2003 as a result of various factors. Accordingly, we reduced the carrying amount of these assets to their estimated fair value by recording a charge to operations during 2003. The leasehold improvements were subsequently abandoned when the Company vacated the premises, and most of the remaining assets were sold to third party liquidators for cash. This amount has been reported as a loss from sale and abandonment of property and equipment in the consolidated statement of operations for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

     We have identified the following as critical accounting policies: revenue recognition, stock-based compensation, and impairment of long-lived assets and goodwill.

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     E-commerce revenue consists primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, including shipping fees, and is recognized when the products are shipped. We record e-commerce revenue on a gross basis as we enter into sale transactions with customers, establish the prices of the products, choose the suppliers of the products, assume the risk of inventory loss and collect all amounts from the customers and assume the credit risk. E-commerce revenue is subject to amounts due to the respective artists based on their contracts, and such expense is recorded as part of direct cost of product sales.

     We record amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. Pursuant to EITF No. 00-10, we record amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the consolidated statements of operations.

     Media revenue consists primarily of the sale of advertisements and sponsorships, both online and offline, under short-term contracts. To date, the duration of our advertising and sponsorship commitments has generally averaged from one to three months, with certain programs lasting up to six months. Our online obligations typically include the guarantee of a minimum number of times (“impressions”) that an advertisement appears in pages viewed by the users of our online properties. Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that we have no significant remaining obligations and collection of the resulting receivable is reasonably assured. To the extent that minimum guaranteed page deliveries are not met, recognition of the corresponding revenue is deferred until the guaranteed impressions are delivered.

     We recognize revenue for sponsorship arrangements, both online and offline, over the period during which the advertising is provided, generally on a straight-line basis. If the sponsorship arrangement is for the sponsorship of a specific event, we recognize revenue when the event occurs. We recognize revenue separately for each element of integrated entertainment marketing packages that offer advertisers a combination of off-line concert and tour sponsorships that are supported by on-line banner advertising, web page sponsorships, emails to our customers and custom content. We determine the fair value of each deliverable based on the fair value of the different deliverables when sold on a stand-alone basis. We recognize revenue for each deliverable as the services are provided. We recognize revenue for the banner impression deliverable as the banner impressions are delivered. We recognize revenue for the customer emails when the emails are sent. We recognize revenue for Web page sponsorships on a straight-line basis over the term of the sponsorship. We recognize revenue for the custom content when the content is provided to the customer. We recognize revenue for event sponsorships when the event has occurred.

     Record label revenue consists primarily of the sale of compact discs by artists signed to iMusic. We recognize revenue upon the shipment of compact discs from our distributor to retailers and independent wholesalers and record appropriate reserves for product returns. At the time of the shipment of the product, the following criterion under Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”, have been met: the seller’s price to the buyer is substantially fixed or determinable at the date of sale; the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; the buyer acquiring the product for resale has economic substance apart from that provided by the seller; the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and the amount of future returns can be reasonably estimated.

Stock-Based Compensation

     We account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 “, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 46”), and comply with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of our stock and the exercise price on the measurement date. We account for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF No. 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which addresses the measurement date and recognition approach for such transactions.

     We recognize compensation expense related to variable awards in accordance with FIN 28. For fixed awards, we recognize expense over the vesting period or the period of service.

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

Impairment of Long-Lived Assets and Goodwill

     Effective January 1, 2002, we evaluate the impairment of goodwill by comparing the carrying amount of the goodwill at the reporting unit level to the fair value of the goodwill. The carrying amount of the goodwill is adjusted to its fair value in the event the fair value exceeds the carrying amount.

     Impairment of long-lived assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.

     Presented below are the Company’s consolidated statements of operations for the years ended December 31, 2001, 2002 and 2003.

	2001	2002	2003
Net revenue:
E-Commerce	$7,542	$4,713	$3,459
Media	2,879	924	1,173
Record label	—	613	1,352

Total net revenue	10,421	6,250	5,984

	2001	2002	2003
Cost of revenue:
Direct cost of product sales	6,137	3,969	3,118
Other cost of revenue	5,728	3,687	1,212
Stock-based compensation	8,405	3,084	33

Total cost of revenue	20,270	10,740	4,363

Gross profit (loss)	(9,849)	(4,490)	1,621

Operating expenses:
Web site development	3,726	53	5
Sales and marketing	5,726	2,224	1,220
General and administrative	13,339	7,527	4,230
Provision for doubtful accounts	1,503	42	83
Stock-based compensation	12,415	1,897	527
Depreciation and amortization	6,512	2,814	1,014
Loss from impairment of goodwill	11,444	788	—
Loss from sale and abandonment of property and equipment	—	—	2,225

Total operating costs	54,665	15,345	9,304

Loss from operations	(64,514)	(19,835)	(7,683)
Loss from equity investments	(8,998)	(29,252)	(9,320)
Interest income, net	3,585	748	146
Forgiveness of debt by officer	—	—	411

Loss from continuing operations	(69,927)	(48,339)	(16,446)
Income from discontinued operations	47	147	—
Cumulative effect of consolidation of ARTISTdirect Records, LLC	—	—	(5,255)

Net loss	$(69,880)	$(48,192)	$(21,701)

RESULTS OF OPERATIONS

Overview:

     During the year ended December 31, 2003, we restructured senior operating management and significantly reduced overhead and operating activities at the parent company level and laid off the majority of our staff. In addition, during the year ended December 31, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. This restructuring is expected to continue during 2004. As of December 31, 2003, ARTISTdirect Records did not have sufficient working capital resources to conduct operations and accordingly had curtailed its operations. In addition, at December 31, 2003, the parent company did not have sufficient resources to fund its remaining $12.0 million capital commitment to ARTISTdirect Records. Accordingly, for 2004, we are focusing on obtaining additional capital, both at the parent company level and at ARTISTdirect Records, as well as enhancing the operations and margins of the Media business. We do not expect to be able to make significant further reductions to operating costs in 2004.

ARTISTDIRECT, INC.

YEARS ENDED DECEMBER 31, 2003 AND 2002

     NET REVENUE

     Net revenue from continuing operations for the year ended December 31, 2003 decreased to $6.0 million, from $6.3 million for the year ended December 31, 2002, which represented a decrease of 4%.

     E-commerce revenue for the year ended December 31, 2003 decreased to $3.5 million, from $4.7 million for the year ended December 31, 2002, a decrease of 27%, primarily as a result of lower traffic to the Web site, fewer sales orders and a decline in demand for music and licensed artist merchandise in 2003.

     Media revenue increased to $1.2 million for the year ended December 31, 2003, from $924,000 for the year ended December 31, 2002, an increase of 27%, as a result of an increase in the number of online advertisers and an increase in the CPM amounts earned from the sales of impression and non-impression based advertising and offline sponsorships. The increase in advertising revenues in 2003 is a reversal of the revenue decline in media revenues over the previous years. We expect to focus our efforts on increasing media revenue during 2004.

     Record label revenue increased to $1.4 million for the year ended December 31, 2003, from $613,000 for the year ended December 31, 2002, an increase of 121%. This increase of approximately $739,000 is due to an increase in revenues from the iMusic record label, which was launched in the third quarter of 2002, due to more releases in 2003.

     During the three months ended June 30, 2003, management decided to scale back the activity of its iMusic label in order to conserve capital. During the three months ended September 30, 2003, we executed an agreement with GC Music, pursuant to which we assigned our rights and obligations to six unreleased artists in exchange for a cash payment of $100,000 as a reduction to prior advances related to the six artists and a profit interest in the projects. We retain the distribution rights to the albums previously released under the original terms of its distribution agreements with our other signed artists. We do not plan to sign any additional artists or release any additional albums domestically or internationally under the iMusic label and expect very minimal sales activity in the future.

     COST OF REVENUE

     Direct cost of product sales. Direct cost of product sales decreased to $3.1 million for the year ended December 31, 2003, from $4.0 million for the year ended December 31, 2002, a decrease of 21%. This decrease of $851,000 is due primarily to the decrease in E-commerce revenues in 2003.

     Other cost of revenue. Other cost of revenue decreased to $1.2 million for the year ended December 31, 2003, from $3.7 million for the year ended December 31, 2002, a decrease of 67%. This decrease was due primarily to an approximate $1.7 million decrease in Web site hosting and maintenance costs due to a reduction in headcount and a restructuring of our third party service provider agreements, and an approximate $800,000 decrease in iMusic record label artist advances.

     Stock-based compensation. For the year ended December 31, 2003, we recorded non-cash stock-based compensation charges of $33,000 compared to $3.1 million for the year ended December 31, 2002, a decrease of 99%. Stock-based compensation expense relates primarily to the amortization of the estimated value of stock options, calculated pursuant to the Black-Scholes option-pricing model, previously issued to artists and their advisors in connection with the operation of their stores and is amortized over the life of the associated contracts. The decrease in stock-based compensation in 2003 is primarily due to completion of most of the amortization of stock-based compensation during 2002 as a result of the terms of a number of artist agreements expiring during 2002. The $3.1 million in stock-based compensation expense in 2002 consists of $2.1 million related to option grants to artists and advisors, $900,000 in compensation expense related to the rescission for which services were being provided by artists and advisors in 2002, and $79,000 of expense related to warrants granted to suppliers.

     OPERATING EXPENSE

     Web Site Development. Web site development expense decreased to $5,000 for the year ended December 31, 2003, from $53,000 for the year ended December 31, 2002, a decrease of 91%. This decrease was primarily attributable to lower fees paid to third party service vendors relating to the enhancement of our Web site.

     Sales and Marketing. Sales and marketing expense decreased to $1.2 million for the year ended December 31, 2003, from $2.2 million for the year ended December 31, 2002, a decrease of 45%. The $1.0 million decrease was due primarily to an approximately $1.3 million decrease in online advertising expenditures resulting from the restructuring of our agreement with Ticketmaster and lower marketing, payroll and related costs, offset in part by an increase of approximately $350,000 in iMusic record label expenses.

     General and Administrative. General and administrative expense decreased to $4.2 million for the year ended December 31, 2003, from $7.5 million for the year ended December 31, 2002, a decrease of 44%. The $3.3 million decrease was primarily attributable to a decrease in payroll costs associated with the reduced headcount of $2.3 million and an approximately $1.0 million decrease in outside services, facilities and insurance costs.

     Provision for Doubtful Accounts. Bad debt expense increased to $83,000 for the year ended December 31, 2003, from $42,000 for the year ended December 31, 2002, as a result of higher level of uncollectible accounts receivable related to advertising revenues in 2003.

     Stock-based Compensation. We recorded stock-based compensation expense of $527,000 for the year ended December 31, 2003 in connection with previous stock-based compensation issued to employees, directors, professional firms, artists and advisors for promotional services, a decrease of 72% from the $1.9 million expense for the year ended December 31, 2002. Stock-based compensation represented the remaining amortization of such prepaid compensation paid in prior years. The decrease in stock-based compensation in 2003 is primarily due to the amortization period for most of the stock-based compensation being completed in 2002.

     Depreciation and Amortization. Depreciation and amortization expense decreased from $2.8 million for the year ended December 31, 2002 to $1.0 million for the year ended December 31, 2003, a decrease of 64%. This decrease of $1.8 million was primarily due to the write-down and abandonment of property and equipment during 2003.

     Loss from Sale and Abandonment of Property and Equipment and Impairment of Goodwill. During the year ended December 31, 2003, we recorded a loss from the sale and abandonment of property and equipment of $2.2 million. This loss was mainly as a result of vacating our office space following the termination of our lease. During the year ended December 31, 2002, we recorded a loss on impairment of goodwill related to the write-off of the remaining goodwill associated with our online operations of $788,000. This write-down was recorded due to declines in advertising revenue on the Network and the determination that there was insufficient basis to support the carrying amounts of goodwill based upon the projected undiscounted future cash flows related to the underlying Network assets.

     LOSS FROM EQUITY INVESTMENTS

     Loss from equity investments decreased from $29.3 million for the year ended December 31, 2002 to $9.3 million for the year ended December 31, 2003. This equity loss related to the operations of ARTISTdirect Records. The decrease in the loss is due to a reduced level of activity at ARTISTdirect Records in 2003 as compared to 2002. We recorded as loss from equity investments 100% of ARTISTdirect Records’ loss through April 30, 2002 due to our commitment to fund 100% of its operations. From May 1, 2002 through December 31, 2002, we recorded approximately 83% of the venture’s loss based on our relative share of the remaining funding commitment to the venture. For the year ended December 31, 2003, we recorded approximately 73% of the losses of ARTISTdirect Records. The result of operations of ARTISTdirect Records will be consolidated beginning January 1, 2004.

     INTEREST INCOME, NET

     During the year ended December 31, 2003, net interest income was $146,000, as compared with net interest income of $748,000 for the year ended December 31, 2002. This net decrease in interest cost of approximately $602,000 is primarily due to lower average cash balances held during 2003 as compared with 2002.

     FORGIVENESS OF DEBT BY OFFICER

     During 2002, our Chairman’s employment agreement was amended whereby he agreed to defer his future salary until we raised new debt or equity financing of at least $20 million. During the three months ended June 30, 2003, our Chairman’s employment agreement was further amended whereby all deferred and any future salary, except a base amount, would be waived, even if new debt or equity financing is raised. Accordingly, during the year ended December 31, 2003, $411,000 of accrued compensation due to our Chairman was recorded as gain from forgiveness of debt in the consolidated statement of operations.

     CUMULATIVE EFFECT OF CONSOLIDATION OF ARTISTDIRECT RECORDS, LLC

     As a result of the consolidation of ARTISTdirect Records as of December 31, 2003, we recorded a one-time charge to operations of $5.255 million in 2003 resulting from the cumulative effect on prior years of the change in accounting method from equity to consolidation.

     DISCONTINUED OPERATIONS

     Income from discontinued operations decreased from $147,000 for the year ended December 31, 2002 to $0 for the year ended December 31, 2003. The decrease is due to the completion of the wind down of agency operations in 2002.

     NET LOSS

     Net loss decreased to $21.7 million for the year ended December 31, 2003, as compared to $48.2 million for the year ended December 31, 2002, a decrease of $26.5 million or 55%. This decrease is primarily attributable to a $6.1 million decrease in gross loss, a $1.0 million decrease in sales and marketing expense, a $3.3 million decrease in general and administrative expenses, a $19.9 million decrease in the loss from equity investments, a $1.4 million decrease in stock-based compensation, and a $1.8 million decrease in depreciation and amortization, partially offset by a $1.4 million increase in loss from sale and abandonment of property and equipment and impairment of goodwill and a cumulative loss adjustment of $5.3 million relating to the consolidation of ARTISTdirect Records.

YEARS ENDED DECEMBER 31, 2002 AND 2001

     NET REVENUE

     Net revenue from continuing operations for the year ended December 31, 2002 decreased to $6.3 million from $10.4 million for the year ended December 31, 2001, a decrease of 40%. The decrease was due to decreases in e-commerce and media that were partially offset by increase in iMusic record label revenues.

     E-commerce revenue for the year ended December 31, 2002 decreased to $4.7 million from $7.5 million for the year ended December 31, 2001, a decrease of 38% primarily as a result of lower traffic to the site, fewer sales orders and a continued weak sales environment for music and licensed artist merchandise.

     Advertising and other revenue decreased to $924,000 for the year ended December 31, 2002 from $2.9 million for the year ended December 31, 2001, a decrease of 68% as a result of a decrease in the number of online advertisers and a reduction in the sales of non-impression based advertising and offline sponsorships. The decrease in advertising revenues is attributed to general weakness in the United States economy, overall softness in the advertising market and a specific decline in the demand for online advertising.

     iMusic record label revenue increased to $613,000 for the year ended December 31, 2000 from $0 for the year ended December 31, 2001, an increase of 100% as a result of the launch of the iMusic record label in the third quarter of 2002.

     COST OF REVENUE

     Direct cost of product sales. Direct cost of product sales decreased to $4.0 million for the year ended December 31, 2002 from $6.1 million for the year ended December 31, 2001, a decrease of 35%. This $2.1 million decrease corresponded with the decrease in online product sales revenue and was primarily attributable to a $2.0 million decrease in product costs and a $600,000 decrease in transaction costs partially offset by iMusic record label cost of sales of $400,000.

     Other cost of revenue. Other cost of revenue decreased to $3.7 million for the year ended December 31, 2002, from $5.7 million for the year ended December 31, 2001, a decrease of 36%. This $2.0 million decrease was due primarily to an approximate $900,000 decrease in network payroll costs due to a reduction in headcount, an approximate $900,000 decrease in Web site hosting and maintenance costs due to a restructuring of our third party service provider agreements, and an approximate $800,000 decrease in entertainment marketing costs due to a reduction in event costs in connection with a decrease in related advertising revenue, offset partially by approximately $400,000 of iMusic record label distribution fees and royalty costs.

     Stock-based compensation. For the year ended December 31, 2002, we recorded non-cash stock-based compensation charges of $3.1 million compared to $8.4 million for the year ended December 31, 2001, a decrease of 63%. The stock-based compensation expense relates primarily to the amortization of the estimated value of the options, using the Black-Scholes option- pricing model, issued to artists and their advisors in connection with the operation of their stores and is amortized over the life of the associated contracts. The decrease in stock-based compensation is primarily due to the expense of approximately $900,000 in 2001 related to the rescission offer and the completion of the terms of artist agreements during 2002. The $3.1 million in expense in 2002 consists of $2.1 million related to option grants to artists and advisors, $900,000 in compensation expense related to the rescission for which services were being provided by artists and advisors in 2002, and $79,000 of expense related to warrants granted to suppliers.

     OPERATING EXPENSE

     Web Site Development. Web site development expense decreased to $53,000 for the year ended December 31, 2002, from $3.7 million for the year ended December 31, 2001, a decrease of 99%. This decrease was primarily attributable to a $2.1 million decrease in payroll and related costs in 2002 from the elimination of our information technology development staff and an approximate $1.6 million decrease in fees paid to third party service vendors relating to the development and internal transition of our E-commerce system incurred in 2001.

     Sales and Marketing. Sales and marketing expense decreased to $2.2 million for the year ended December 31, 2002 from $5.7 million for the year ended December 31, 2001, a decrease of 61%. The $3.5 million decrease was primarily attributable to a $1.0 million decrease in our online advertising expenditures resulting from the restructuring of our agreement with Ticketmaster, a $1.1 million reduction in payroll and related costs and an approximate $700,000 reduction in e-mail marketing expenses, publicity costs and other promotional expenses.

     General and Administrative. General and administrative expense decreased to $7.6 million for the year ended December 31, 2002 from $13.3 million for the year ended December 31, 2001, a decrease of 44%. The $5.8 million decrease was primarily attributable to a $1.7 million decrease in payroll costs associated with reduced headcount in staff in 2001, $1.6 million decrease in outside services due in part to the rescission in 2001, $1.0 million decrease in facilities expenses, and $1.3 million decrease in travel and entertainment, communications and other general and administrative expenses.

     Provision for Doubtful Accounts. Bad debt expense decreased to $42,000 for the year ended December 31, 2002 from $1.5 million for the year ended December 31, 2001 due to the write-off of a $1.5 million receivable due from one of the major records labels related to advertising and promotion services provided.

     Stock-based Compensation. We recorded stock-based compensation expense of $1.9 million for the year ended December 31, 2002 in connection with stock issuances to employees, directors, professional firms, artists and advisors for promotional services, a decrease of 85% from the $12.4 million expense for the comparable period in 2001. Stock-based compensation in 2002 represented the remaining amortization of prepaid compensation paid in 2001 related to the value of options granted to artists and advisors. The decrease is primarily due to the expense recorded in 2001 of $6.1 million related to the rescission of options granted to employees, professional firms, artists and advisors, and due to the completion of promotion agreements with artists in 2002.

     Depreciation and Amortization. Depreciation and amortization expense decreased to $2.8 million for the year ended December 31, 2002 from $6.5 million for the year ended December 31, 2001, a decrease of 57%. This $3.7 million decrease was primarily due to a decrease in the amortization of intangible assets as a result of the $11.4 write-off of goodwill in 2001 and goodwill no longer being amortized effective January 1, 2002.

     Loss from Impairment of Goodwill. During the year ended December 31, 2002, we recorded a loss on impairment of goodwill related to the write-off of the remaining goodwill associated with our online operations in the amount of $788,000. During the year ended December 31, 2001 we recorded a loss on impairment of goodwill related to our acquisitions of Mjuice, iMusic and the UBL in the amount of $11.4 million. These write-downs were recorded due to declines in advertising revenue on the Network and the determination that there was insufficient basis to support the carrying amounts of goodwill based upon the projected undiscounted future cash flows related to the underlying Network assets.

     LOSS FROM EQUITY INVESTMENTS

     Loss from equity investments increased to $29.3 million for the year ended December 31, 2002 from $9.0 million for the year ended December 31, 2001. The increase is due to an increase in the loss of ARTISTdirect Records. We recorded 100% of the venture’s loss through April 30, 2002 due to our commitment to fund 100% of its operations. From May 1, 2002 through December 31, 2002, we began recording approximately 83% of the venture’s loss based on our relative share of the remaining funding commitment to the venture.

     INTEREST INCOME, NET

     Interest income decreased to $748,000 for the year ended December 31, 2002 from $3.6 million for the year ended December 31, 2001, a decrease of 79%. This $2.9 million decrease is primarily due to lower average cash balances held during 2002 compared with 2001 and lower interest rates.

     DISCONTINUED OPERATIONS

     Income from discontinued operations increased to $147,000 for the year ended December 31, 2002 from $47,000 for the year ended December 31, 2001. The increase is due to the timing of touring activity and a reduction of expenses in 2002 during the wind-down of discontinued operations.

     NET LOSS

     Net loss decreased to $48.2 million for the year ended December 31, 2002, compared to $69.9 million for the year ended December 31, 2001, a decrease of $21.7 million or 31%. This decrease is primarily attributable to a $5.4 million decrease in the gross loss, a $10.7 million decrease in the loss from impairment of goodwill, a $10.5 million decrease in stock-based compensation, a $5.8 million decrease in general and administrative expense, a $3.7 million decrease in depreciation and amortization, a $3.7 million decrease in Web site development, a $3.5 million decrease in sales and marketing expense, and a $1.4 million decrease in provision for doubtful accounts, partially offset by a $20.3 million increase in the loss from equity investments and a $2.8 million decrease in interest income.

ARTISTDIRECT RECORDS, LLC

YEARS ENDED DECEMBER 31, 2003 AND 2002

     NET REVENUE

     Net revenue decreased to $1.4 million for the year ended December 31, 2003, as compared to $3.7 million for the year ended December 31, 2002. Net revenues in 2003 and 2002 are presented net of a provision for actual and estimated future returns of $888,000 and $1.7 million, respectively. Net revenue decreased in 2003 as compared to 2002 as a result the reduction in operating activities as described below.

     During the year ended December 31, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. This restructuring is expected to continue during 2004. As of December 31, 2003, ARTISTdirect Records did not have sufficient working capital resources to conduct operations and accordingly had curtailed its operations. In addition, at December 31, 2003, we did not have sufficient resources to fund our remaining capital commitment to ARTISTdirect Records. Accordingly, for 2004, ARTISTdirect Records is focusing on obtaining additional capital. Due to the financial condition of ARTISTdirect Records and the impact of its restructuring during 2003, it is currently anticipated that revenues from ARTISTdirect Records will be substantially less in 2004 as compared to 2003.

     COST OF REVENUE

     Direct cost of product revenue includes manufacturing costs and distribution fees payable to BMG and the provision for artist advances and royalty expense. Manufacturing and distribution expenses for the year ended December 31, 2003 were $420,000, as compared to $1.3 million for the year ended December 31, 2002. Artist advances and recording costs relate to signed artists as well as an advance against future royalties paid to a producer. The provision for advances and royalties for the year ended December 31, 2003 was $1.4 million, as compared to $8.8 million for the year ended December 31, 2002. The decrease was due to a reduction in the level of operating activities in 2003 as compared to 2002.

     OPERATING EXPENSE

     Sales and Marketing. Sales and marketing expense represents costs of sales, marketing, promotion, publicity and video production related to albums released by ARTISTdirect Records during the period. Sales and marketing expense for the year ended December 31, 2003 was $3.3 million, as compared to $12.0 million for the year ended December 31, 2002. The decrease was due to a reduction in the level of operating activities in 2003 as compared to 2002.

     General and Administrative. General and administrative expense represents payroll and related expenses, costs for travel and entertainment, outside legal fees and general office and communication expenses. General and administrative expense for the year ended December 31, 2003 was $6.5 million, as compared to $14.4 million for the year ended December 31, 2002. The decrease was due to ARTISTdirect Records significantly reducing its overhead costs and operating activities and laying off the majority of its staff during mid-2003 while it continued to restructure its operations and seek additional capital. This restructuring is expected to continue during 2004. It is not expected that ARTISTdirect Records will be able to make significant further reductions to operating costs in 2004.

     Depreciation and Amortization. Depreciation and amortization expense was $39,000 for the year ended December 31, 2003, as compared to $36,000 for the year ended December 31, 2002.

     Loss from Sale and Abandonment of Property and Equipment. During the year ended December 31, 2003, ARTISTdirect Records recorded a loss from the sale and abandonment of property and equipment of $100,000. This loss was primarily as a result of ARTISTdirect Records vacating its office space following the termination of its lease.

     INTEREST EXPENSE

     Interest expense primarily represents the accrual of interest on loan advances made to ARTISTdirect Records by ARTISTdirect, Inc. and by BMG. Loan advances aggregated $37.75 million and $35.0 million at December 31, 2003 and 2002, respectively, and bear interest at LIBOR plus 4%. Interest expense for the year ended December 31, 2003 was $2.4 million, as compared to $1.1 million for the year ended December 31, 2002. The increase is due primarily to an increase in the level of advances made during 2003 as compared to 2002.

     During the year ended December 31, 2003, ARTISTdirect Records also recognized $203,000 as interest expense with respect to the amortization of the fair value of Bridge Note warrants (see “Liquidity and Capital Resources – ARTISTdirect Records, LLC” below), which was included in the $2.4 million of interest expense in 2003.

     NET LOSS

     Net loss was $12.7 million for the year ended December 31, 2003, and consisted primarily of a gross loss of $372,000, total operating expenses of $9.9 million and interest expense of $2.2 million. Net loss was $34.0 million for the year ended December 31, 2002, and consisted primarily of a gross loss of $6.4 million, total operating expenses of $26.4 million and interest expense of $1.1 million.

YEAR ENDED DECEMBER 31, 2002 AND PERIOD FROM MAY 31, 2001 (INCEPTION) TO DECEMBER 31, 2001

     NET REVENUE

     Net revenue increased to $3.7 million for the year ended December 31, 2002 from $0 for the period from May 31, 2001 (inception) to December 31, 2001. During 2002, ARTISTdirect Records released seven albums. Net revenues in 2002 are presented net of a provision for actual and estimated future returns of $1.7 million. During 2001, the Company did not release any albums.

     COST OF REVENUE

     Direct cost of product revenue includes manufacturing costs and distribution fees payable to BMG and the provision for artist advances and royalty expense. Manufacturing and distribution expenses for the year ended December 31, 2002 were

$1.3 million, as compared with $0 for the period ended December 31, 2001. Artist advances and recording costs relate to signed artists as well as an advance against future royalties paid to a producer. The provision for advances and royalties for the year ended December 31, 2002 was $8.8 million, as compared with $3.2 million for the period ended December 31, 2001. The increase was due to an increase in the number of artists signed and the level of recording activity in 2002 as compared to 2001.

     OPERATING EXPENSE

     Sales and Marketing. Sales and marketing expense represents costs of sales, marketing, promotion, publicity and video production related to albums released by ARTISTdirect Records during the period, as well as the related costs for additional expected releases being set up for release during 2003. Sales and marketing expense for the year ended December 31, 2002 was $12.0 million, compared with $799,000 for the period ended December 31, 2001.

     General and Administrative. General and administrative expense represents payroll and related expenses, costs for travel and entertainment, outside legal fees and general office and communication expenses. General and administrative expense for the year ended December 31, 2002 was $14.4 million, as compared with $4.5 million for the period ended December 31, 2001. The increase is due primarily to a full year’s amount of expense in 2002 and an increase in headcount and related activity to support the first releases of the label during 2002.

     Depreciation and Amortization. Depreciation and amortization expense was $36,000 for the year ended December 31, 2002, as compared to $2,000 for the period ended December 31, 2001.

     INTEREST EXPENSE

     Interest expense represents the accrual of interest on loan advances made to ARTISTdirect Records by ARTISTdirect, Inc. and by BMG. Loan advances aggregated $35.0 million and $5.25 million at December 31, 2002 and 2001, respectively, and bear interest at LIBOR plus 4%. Interest expense for the year ended December 31, 2002 was $1.1 million, as compared with $126,000 for the period ended December 31, 2001. The increase is due to an increase in the level of advances made during 2002 and the accrual of a full year’s interest in 2002 as compared with the prior year.

     NET LOSS

     Net loss was $34.0 million for the year ended December 31, 2002, and consisted primarily of a gross loss of $6.4 million, total operating expenses of $26.4 million and interest expense of $1.1 million. Net loss for the period ended December 31, 2001 was $8.7 million, and consisted primarily of a gross loss of $3.2 million, total operating expenses of $5.4 million and interest expense of $126,000.

LIQUIDITY AND CAPITAL RESOURCES

ARTISTDIRECT, INC.

     We have financed our activities during the past few years from the sale of our equity securities. As of December 31, 2003, we had $726,000 of unrestricted cash and cash equivalents and held $1.0 million in short-term investments. We had a working capital deficiency of $9.5 million at December 31, 2003, primarily because of the net liability to BMG of $8.7 million at such date (see Note 11 to the ARTISTdirect, Inc. consolidated financial statements for a further description of the liability to BMG). As of December 31, 2003, the balance sheet of ARTISTdirect Records was consolidated, resulting in an increase in long-term debt of $6.5 million.

     During the year ended December 31, 2003, we restructured senior operating management and significantly reduced overhead and operating activities and laid off the majority of our staff. At December 31, 2003, we did not have sufficient resources to meet our remaining $12.0 million funding commitment to ARTISTdirect Records. Accordingly, for 2004, we are focusing on obtaining additional capital, as well as enhancing the operations and margins of the Media business. We do not expect to be able to make significant further reductions to operating costs in 2004.

     Operating. Net cash used in operating activities was $5.4 million, $11.2 million and $22.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash used in operating activities for each of these periods consisted primarily of net losses, partially offset by non-cash items such as loss from equity investments, stock-based compensation, depreciation and amortization, and loss from impairment of goodwill and sale and abandonment of property and equipment.

     Investing. Net cash provided by investing activities was $2.4 million for the year ended December 31, 2003, which consisted primarily of $5.0 million from the maturity/sale of short-term investments, partially offset by our advance of $2.75 million to ARTISTdirect Records. Net cash used in investing activities for the year ended December 31, 2002 was $12.8 million, which consisted of $25.0 million of advances to ARTISTdirect Records, offset by approximately $12.3 million of proceeds from the maturity/sale of short-term investments. Net cash provided by investing activities was $11.6 million for the year ended December 31, 2001, which consisted primarily of $18.0 million of proceeds from the maturity/sale of short-term investments, partially offset by $5.3 million of advances to ARTISTdirect Records.

     Financing. Net cash provided by financing activities was $1.8 million for the year ended December 31, 2003, which consisted of a $1.8 million reduction in restricted cash, of which approximately $1.3 million was paid out to our landlord in conjunction with the termination of our facilities lease. Net cash provided by financing activities was $855,000 for the year ended December 31, 2002, which was primarily a result of the release of restricted cash related to two letters of credit held by third parties related to our office lease and e-commerce credit card processor. Net cash used in financing activities was $15.9 million for the year ended December 31, 2001, and consisted of payments made for the rescission of certain shares and options issued to employees, artists, advisors and professional firms of $10.2 million, the repurchase of common stock of $2.7 million, and approximately $3.0 million held as restricted cash related to our lease agreement for our Los Angeles office and our E-commerce business.

     ARTISTDIRECT RECORDS, LLC

     ARTISTdirect Records has relied primarily on advances from ARTISTdirect, Inc. and from BMG to fund its operations since inception in 2001. During 2003, ARTISTdirect Records also received loans aggregating $2.048 million from Ted Field and from outside investors (see “Financing” below). At December 31, 2003, ARTISTdirect Records had $7,000 of cash.

     ARTISTdirect Records had a working capital deficiency of $10.9 million at December 31, 2003, primarily because of the net liability to BMG of $8.7 million at such date (see Note 8 to the ARTISTdirect Records, LLC financial statements for a further description of the liability to BMG).

     As of December 31, 2003, ARTISTdirect Records did not have sufficient working capital resources to conduct operations and accordingly had curtailed its operations. ARTISTdirect, Inc. does not have the resources to meet its remaining $12.0 million funding commitment to ARTISTdirect Records for 2004. Since ARTISTdirect Records requires additional capital in order to continue operations, it is continuing to pursue alternatives to raise additional capital. However, there can be no assurances that additional capital can be obtained on reasonable terms or at all.

     Operating. Net cash used in operating activities was $7.1 million, $31.0 million and $5.4 million for the years ended December 31, 2003 and 2002 and the period ended December 31, 2001, respectively. Net cash used in operating activities for 2003, 2002 and 2001 consisted primarily of net losses, partially offset by an increase in the net liability to BMG during 2003, 2002 and 2001 of $3.7 million, $813,000 and $2.5 million, respectively, relating to certain recoupable distribution advances in conjunction with its North American distribution agreement and worldwide license agreement with ARTISTdirect Records.

     Under the distribution and license agreements, BMG made non-returnable advances to ARTISTdirect Records of $5.0 million, $2.5 million and $2.5 million in 2003, 2002 and 2001, respectively, that are recoupable from net sales proceeds from ARTISTdirect Records’ artist repertoire. The advances are to be recouped on a monthly basis based on a defined calculation. As of December 31, 2003 and 2002, the unrecouped balances related to distribution advances from BMG were $8.7 million and $4.1 million, respectively.

     Investing. Net cash provided by investing activities was $52,000 for the year ended December 31, 2003, and consisted of proceeds from the sale of property and equipment. Net cash used in investing activities for the year ended December 31, 2002 and the period ended December 31, 2001 was $246,000 and $23,000, respectively, which consisted of the purchases of property and equipment.

     Financing. Net cash provided by financing activities was $7.0 million for the year ended December 31, 2003, which consisted of the proceeds from bridge notes of $2.048 million, an advance from ARTISTdirect, Inc. of $2.75 million, and a net increase in interest payable of $2.2 million. Net cash provided by financing activities was $31.1 million for the year ended December 31, 2002, which consisted primarily of the proceeds from loan advances from ARTISTdirect, Inc. and BMG of $25.0 million and $4.75 million, respectively, and a net increase in interest payable of $1.1 million. Net cash provided by financing activities was $5.5 million for the period ended December 31, 2001, and consisted primarily of the proceeds from loan advances from ARTISTdirect, Inc. of $5.25 million.

     As of December 31, 2003, ARTISTdirect Records had received $898,000 of loans from Ted Field and $1,150,000 of loans from outside investors (including $100,000 from Jonathan V. Diamond, our new President and Chief Executive Officer). The total loans of $2.048 million during 2003 were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and will be converted into new equity of ARTISTdirect Records as part of its next equity financing.

     The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted. The relative fair value of the warrants issued was $1.024 million (one-half of the amount funded by the investors in the Bridge Notes), which was recorded as a reduction to the carrying amount of the Bridge Notes and a credit to capital, and is being charged to operations as interest expense over the specified term of the Bridge Notes.

     In addition, since the Bridge Notes are convertible into equity based on their face amount, this results in a beneficial conversion feature with a relative fair value of $1.024 million. Since the commitment date for the beneficial conversion feature is contingent upon the completion of ARTISTdirect’s next equity financing, the fair value of the beneficial conversion feature will be charged to operations over the remaining life of the Bridge Notes at that time.

     During the year ended December 31, 2003, ARTISTdirect Records recognized $203,000 as interest expense with respect to the amortization of the fair value of the Bridge Note warrants. Additional interest expense of $821,000 will be recognized ratably in 2004 and 2005 over the remaining term of the Bridge Notes.

PRINCIPAL COMMITMENTS — ARTISTDIRECT, INC. AND ARTISTDIRECT RECORDS, LLC

     As of December 31, 2003, our principal commitments consisted of our remaining funding obligation to ARTISTdirect Records of $12.0 million due in 2004 and other funding commitments as summarized below. During 2003, our main operating lease commitment for our office space was terminated. A summary of our contractual cash obligations, excluding the ARTISTdirect Records funding commitment, as of December 31, 2003, is as follows:

	Payments Due by Period (in thousands)
		Less than	Between	Between	After
Contractual cash obligations	Total	1 year	2-3 years	4-5 years	5 years
Operating leases	$38	$38	$—	$—	$—
Employment contracts	606	305	301	—	—
Artist advances	1,500	1,500	—	—	—
Liability to BMG (including accrued interest)	5,197	—	—	—	5,197
Bridge Notes (including accrued interest)	2,115	—	2,115	—	—

Total contractual cash obligations	$9,456	$1,843	$2,416	$—	$5,197

     At December 31, 2003, the Company did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

LIQUIDITY – ARTISTDIRECT, INC. AND ARTISTDIRECT RECORDS, LLC

     We currently anticipate that our available cash resources, including short-term investments, will not be sufficient to meet our anticipated working capital requirements during 2004, including our $12.0 million funding commitment to ARTISTdirect Records in 2004. We have reduced our operations and have divested certain of our assets in order to attempt to raise the capital necessary to sustain business operations, and we are exploring various alternatives to raise additional capital. There can be no assurance that additional capital can be obtained by either our company or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records.

     If additional funds are raised through the issuance of equity securities of either our company or ARTISTdirect Records, the percentage ownership of current stockholders in our company and/or ARTISTdirect Records will be reduced. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends, and any debt issued by ARTISTdirect Records may be senior to the obligations of ARTISTdirect Records to our company. To the extent that we are unable to successfully restructure our funding commitment and/or obtain the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization. Due to our current financial condition, our auditors have included an explanatory paragraph in their 2003 report on the financial statements of ARTISTdirect, Inc. and ARTISTdirect Records, LLC stating that there is substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a significant effect on the Company’s financial statement presentation or disclosures.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, it retains many of the fundamental provisions of that statement. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statement presentation or disclosures.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 for long-lived assets held for use did not have a material impact on the Company’s financial statement presentation or disclosures.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial statement presentation or disclosures.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective December 31, 2002. The Company has determined that it will continue to account for stock-based employee compensation in accordance with APB No. 25.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company’s financial statement presentation or disclosures.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company’s financial statement presentation or disclosures.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim and annual periods ended after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial statement presentation or disclosures.

     In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective July 1, 2003. The adoption of EITF No. 00-21 has not had any significant impact on the Company’s financial statement presentation or disclosures.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Early adoption is permitted. The Company adopted FIN 46 as of December 31, 2003. The adoption of FIN 46 on such date had a significant impact on the Company’s consolidated balance sheet. The Company had previously accounted for its investment in ARTISTdirect Records under the equity method. The Company consolidated the balance sheet of ARTISTdirect Records as of December 31, 2003, and will consolidate the operations of ARTISTdirect Records beginning January 1, 2004.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market rate risk for changes in interest rates is related primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. At December 31, 2003, our short-term investments are comprised of United States corporate and bank debt. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and schedule, as listed under Item 15, appear in a separate section of this Annual Report on Form 10-K beginning on page 59.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective February 6, 2004, we dismissed KPMG LLP (“KPMG”) as our independent accountant. The dismissal of KPMG was recommended by our Audit Committee and approved by our Board of Directors.

     KPMG’s reports on our financial statements for the years ended December 31, 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG’s report, dated February 14, 2003, for the years ended December 31, 2002 and 2001 contained an explanatory paragraph stating that “the Company has incurred substantial operating losses and negative cash flows from operations to date and has funding commitments related to its record label joint venture. The Company needs additional capital to fund its operations and the operations of the record label joint venture. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

     During the years ended December 31, 2001 and 2002, and the period from January 1, 2003 through February 6, 2004, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its reports on the our financial statements. In addition, none of the events described in Item 304(a)(1)(v) of Regulation S-K occurred during such periods.

     Effective February 17, 2004, we retained Gumbiner, Savett, Finkel, Fingleson & Rose, Inc. (“GSFFR”) as our independent accountant. The retention of GSFFR was recommended by our Audit Committee and approved by our Board of Directors.

     During the years ended December 31, 2002 and 2003, and the subsequent interim period from January 1, 2004 through February 16, 2004, we did not, nor did anyone on our behalf, consult with GSFFR regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided that GSFFR concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined at Item 304(a)(1)(iv) or a reportable event as defined at Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

     We carried out an evaluation, under the supervision and with the participation of our management, including its principal executive officer and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, our principal executive officer and financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls

     There were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors, Executive Officers and Key Employees

     The following table sets forth certain information regarding our directors, executive officers and certain key employees as of April 15, 2004:

Name	Age	Positions with ARTISTdirect
Frederick W. Field	51	Chairman of the Board
Jonathan V. Diamond	44	Chief Executive Officer and director
Robert N. Weingarten	51	Chief Financial Officer and Secretary
Marc P. Geiger	41	Director
Stephen M. Krupa	39	Director
Benjamin S. A. Moody	44	Director
Keith K. Yokomoto	41	Director

     The following is a brief description of the capacities in which each of our directors, executive officers and key employees has served during the past five years.

     Frederick W. Field has served as our Chairman of the Board since June 2001 and served as our Chief Executive Officer from June 2001 until September 2003. Mr. Field also currently serves as Chief Executive Officer of ARTISTdirect Records, LLC (a joint venture among ARTISTdirect Recordings, Inc., our wholly-owned subsidiary, Radar Records, LLC, an entity controlled by Mr. Field, and BMG Entertainment) and as Chairman of the Board and Chief Executive Officer of Radar Pictures, Inc., a film production company. From 1990 to 2001, Mr. Field served as Co-Chairman of Interscope Records, a music production company. From 1979 to 1997, Mr. Field served as Chairman of the Board and Chief Executive Officer of Interscope Communications, Inc.

     Jonathan V. Diamond. Mr. Diamond has served our Chief Executive Officer and director since September 2003. From January 2003 to the present, he has also served as the Chairman, Chief Executive Officer and a director of Youthstream Media Networks, Inc., a publicly traded company. He was the co-founder of N2K, Inc. and served as its Vice Chairman and Chief Executive Officer through its 1999 merger with CDnow, Inc., an e-commerce company. He continued to serve as Chairman of the combined company until its sale to Bertelsmann Music Group in August 2000. Mr. Diamond is a former partner in GRP Records, an independent music label acquired by MCA in 1990. Mr. Diamond holds an M.B.A. from the Columbia University Graduate School of Business and a B.A. in Economics and Music from the University of Michigan.

     Robert N. Weingarten. Mr. Weingarten was appointed Chief Financial Officer and Secretary of the Company in January 2004. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. From February 2003 to present, he has served as the Chief Financial Officer of Youthstream Media Networks, Inc., a publicly traded company. Since 1979, Mr. Weingarten has served as a consultant to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. Degree in Finance from the University of Southern California in 1975 and a B.A. Degree in Accounting from the University of Washington in 1974. Mr. Weingarten currently serves as President and Chief Financial Officer of Aries Ventures Inc. and Resource Ventures, Inc., both of which are public companies.

     Marc P. Geiger co-founded ARTISTdirect, Inc. and has served as a director since June 2001. He served as our

President, Artist Services and Vice-Chairman of the Board from June 2001 to May 2003. Mr. Geiger served as Chief Executive Officer from our inception to June 2001 and as our Chairman of the Board from July 1998 to June 2001. From January 1992 to December 1996, Mr. Geiger was the Senior Vice President of Marketing, A&R and New Media at American Recordings, Inc. From 1984 to 1991, Mr. Geiger worked as a talent agent for Regency Artists, that was later acquired by the William Morris Agency. In 1990, Mr. Geiger co-founded the Lollapalooza concert tour.

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

     Benjamin S. A. Moody has served as a director since March 2001. Mr. Moody is the co-founder and Managing Member of Pan American Finance, LLC, an investment banking firm focused on providing advisory services to companies in the Latin American, Caribbean and the U.S. Hispanic markets. Mr. Moody currently serves as a director of several private media and technology companies. From June 1998 to June 2001, Mr. Moody served as Vice Chairman and Chief Financial Officer of Cisneros Television Group, a media entertainment company, as well as Managing Director and Chief Financial Officer of Ibero-American Media Partners II, Ltd., a joint venture between the Cisneros Group of Companies and Hicks, Muse, Tate & Furst. From June 1996 to June 1998, Mr. Moody was a Managing Director of Violy, Byorum and Partners, LLC, a mergers and acquisitions advisory firm. From June 1992 to June 1996, Mr. Moody was a Vice President of Citicorp Securities, Inc. Mr. Moody received his B.A. in English Language and Literature from Saint Benet’s Hall, Oxford University.

     Keith K. Yokomoto co-founded ARTISTdirect, Inc. and has served as a director since July 1998 and as a consultant since January 2004. He served as our President from July 1999 to December 2003, as Chief Operating Officer from January 1997 to December 2003. From September 1985 to January 1997, Mr. Yokomoto was a manager of new ventures and business development and a project engineer at Hughes Electronics. Mr. Yokomoto received his B.S. in Mechanical Engineering from the University of California at San Diego and his M.B.A. from the University of Southern California.

     Our executive officers are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the directors or executive officers of ARTISTdirect.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of our Board of Directors currently consists of Messrs. Krupa and Moody. Jerry Rubinstein served as a member of our Compensation Committee from September 2002 until his resignation in August 2003. None of these individuals was an officer or employee of ARTISTdirect at any time during the 2003 fiscal year or at any other time. Messrs. Diamond and Weingarten are also directors and executive officers of Youthstream Media Networks, Inc., a publicly-traded company. No current executive officer of ARTISTdirect has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

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

Meetings and Committees of the Board of Directors

     The Board of Directors held 10 meetings during the fiscal year ended December 31, 2003 (“Fiscal Year 2003”). The Board has an Audit Committee and a Compensation Committee. Each Director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such Director served during Fiscal Year 2003.

     The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of the independent auditors and the Company’s accounting practices. The board of directors has established Audit and Compensation Committees.

     The Company does not currently have an audit committee financial expert serving on its Audit Committee, as the Company has limited resources and is continuing its restructuring efforts. The Company intends to attempt to add a qualified board member to serve as an audit committee financial expert in the future.

     The members of the Audit Committee are Messrs. Moody and Krupa, each non-employee directors of the Company. The Audit Committee as currently configured held five meetings during the Fiscal Year 2003.

     The Compensation Committee reviews and approves the compensation and benefits of our key executive officers, administers our employee benefit plans and makes recommendations to the Board regarding such matters. The Compensation Committee as currently configured held four meetings during the Fiscal Year 2003.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports which we received from such persons for their 2003 fiscal year transactions in our common stock and their holdings of our common stock, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2003 fiscal year, Mr. Diamond filed one late Form 4 report covering one transaction. Other than the foregoing instances, we believe that the reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our other directors, executive officers and greater than ten percent beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning the compensation earned by ARTISTdirect’s Chief Executive Officer and each of the three other most highly compensated executive officers of ARTISTdirect whose salary and bonus for the 2003 fiscal year was in excess of $100,000, for services rendered in all capacities to ARTISTdirect and its subsidiaries for the fiscal years ended December 31, 2000, 2001 and 2003. No other executive officers who would have otherwise been includable in such table on the basis of salary and bonus earned for the 2003 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the named executive officers.

SUMMARY COMPENSATION TABLE

							Long-Term
	Annual Compensation						Compensation
							Awards
						Other Annual	Securities Underlying	All Other
Name and Principal Positions	Year	Salary($)		Bonus($)		Compensation($)(1)	Options (#)	Compensation($)
Frederick W. Field	2003	$56,160	(2)	—		—	—	—
Chairman	2002	812,500	(3)	$—	(5)	$—	—	—
	2001	750,000	(4)	—		—	444,480	—
Jonathan V. Diamond	2003	$46,250	(6)	$4,315		1,950	—	—
Chief Executive Officer	2002	—		—		—	—	—
	2001	—		—		—	—	—
Marc P. Geiger	2003	$249,999	(7)	$—		—	—	$4,167	(6)
Vice-Chairman and	2002	458,333	(8)	—		7,800	—	—
President, Artist Services	2001	325,000		350,000		7,800	—	—
Keith K. Yokomoto	2003	597,222	(9)	—	(10)	7,800	—	$76,924	(9)
President, Chief Operating	2002	402,778		—		7,800	—	—
Officer and Director	2001	325,000		350,000		7,800	—	—

(1)	Reflects car allowance.

(2)	Includes $28,080 of deferred salary received in connection with Mr. Field’s service as Chief Executive Officer of ARTISTdirect Records, LLC. ARTISTdirect Records is a co-venture which is indirectly jointly owned by ARTISTdirect and Mr. Field. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(3)	Includes $541,667 of salary received in connection with Mr. Field’s service as Chief Executive Officer of ARTISTdirect Records, LLC. ARTISTdirect Records is a co-venture which is indirectly jointly owned by ARTISTdirect and Mr. Field. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(4)	Includes $500,000 of salary received in connection with Mr. Field’s service as Chief Executive Officer of ARTISTdirect Records. ARTISTdirect Records is a co-venture which is indirectly jointly owned by ARTISTdirect and Mr. Field. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(5)	From July 16, 2002, Mr. Field has elected to defer all of his salary under his employment agreements with ARTISTdirect and ARTISTdirect Records. During 2002, Mr. Field deferred $229,167 of salary from ARTISTdirect and $458,334 of salary from ARTISTdirect Records. In May 2003, all deferred salary totaling approximately $411,000 from the Company and approximately $822,000 from ARTISTdirect Records was waived. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(6)	Mr. Diamond entered into an employment agreement on September 29, 2003 with the Company in which he earned an annual salary of $185,000, received a signing bonus of $4,315 and a car allowance $650 per month.

(7)	Includes $145,833 in deferred salary and $4,167 in vacation pay which were paid to Mr. Geiger upon his termination as our employee, net of applicable tax withholdings, through the cancellation of repayment Mr. Geiger’s prepaid bonus of $150,000 upon the termination of Mr. Geiger’s employment on May 31, 2003. .

(8)	Since November 1, 2002, Mr. Geiger elected to defer 50% of his salary under his employment agreement with ARTISTdirect.

(9)	Includes $412,847 in deferred salary and $76,924 in accrued vacation pay which were paid to Mr. Yokomoto upon his termination as an employee on December 31, 2003. $150,000 of this amount was repaid to us for a prepaid bonus he received.

(10)	From August 1 through August 31, 2002, Mr. Yokomoto elected to defer 33% of his salary, and from September 1, 2002 until the termination of his employment contract, Mr. Yokomoto elected to defer 50% of his salary. During 2002 and 2003, Mr. Yokomoto deferred $97,222 and 315,625 of salary, respectively. This deferred amount and $76,924 in accrued vacation pay, net of applicable tax withholdings, was paid in a cash lump sum by upon the termination of Mr. Yokomoto’s employment with ARTISTdirect on December 31, 2003. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

Stock Options and Stock Appreciation Rights

     In September 2003, we issued to Mr. Jonathan Diamond, options to purchase 259,659 shares of our common stock at $0.85 per share. These options expire on August 15, 2010. The options will also terminate if Mr. Diamond is no longer an employee of the our company. 75% of the shares underlying the options are subject to repurchase rights upon his termination. These rights expire in three annual installments such that upon the third anniversary of his employment, all repurchase rights shall lapse.

     No stock options or stock appreciation rights were granted to any of the other named executive officers during the 2003 fiscal year.

Aggregated Option.Fiscal Year-End Value

     The following table provides information, with respect to the named executive officers, concerning unexercised options held by them at the end of the 2003 fiscal year. None of the named executive officers exercised any stock appreciation rights during the 2003 fiscal year and no stock appreciation rights were held by the named executive officers at the end of such year.

AGGREGATED FISCAL YEAR-END OPTION VALUES

			Value of Unexercised
	Number of Unexercised Options at		in-the-Money
	Fiscal Year End (#)		Options at Fiscal Year End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick W. Field	302,370	142,110	$0	$0
Jon Diamond	259,659	0	0	0
Marc Geiger	0	0	0	0
Keith K. Yokomoto	0	0	0	0

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

     In May 2003, Mr. Field agreed to reduce his annual salary under his employment agreements with ARTISTdirect and ARTISTdirect Records to $28,080 under each agreement. Mr. Field’s employment agreement was further amended whereby all deferred salary totaling approximately $411,000 and $822,000, respectively, was waived, even if new debt or equity financing is raised.

Jonathan V. Diamond

     In September 2003, ARTISTdirect had entered into a two-year employment agreement with Jonathan V. Diamond, its Chief Executive Officer and director, which provided for the following:

•	Mr. Diamond was paid an annual salary of $185,000 and a discretionary bonus of up to $50,000 and a formula-based bonus of up to $50,000 determined by the Board, pro rated for any partial fiscal year. Mr. Diamond also received a signing bonus of $4,315.

•	The agreement provided for the payment of salary for eighteen months after the date of termination (or, if a shorter period, the remaining term under his employment agreement) and full vesting of his stock option if the termination was:

(1)	other than due to a disability,

(2)	other than for “cause,” such as the commission of a felony, material dishonesty against ARTISTdirect, or gross negligence in the performance of duties,

(3)	other than due to Mr. Diamond’s death, or

(4)	for “good reason,” such as an adverse change of duties, a reassignment of location, or a material breach of ARTISTdirect’s obligations to Mr. Diamond.

•	The agreement also provided that if Mr. Diamond’s employment was terminated for cause or disability, or he resigned for other than good reason, he would be prohibited, for a period of the later of one year after the early termination of his employment, or the expiration of the term of his employment agreement, from attempting to hire any ARTISTdirect employees.

•	Mr. Diamond also received a stock option to purchase 259,659 shares of common stock at $0.85 per share, the approximate fair market value of the stock at such time. The option may be exercisable until August 15, 2010. 75%

0f the common stock underlying the options are subject to a repurchase right at $0.85 per share by the Company upon his termination of employment. This repurchase right lapses in three equal installments such that, the repurchase right will lapse entirely upon the third anniversary of his employment.

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

     Effective May 31, 2003, Mr. Geiger resigned as an officer of the Company, although he remains as a director of the Company. Mr. Geiger’s July 2001 amended employment agreement, which had an initial term extending through June 30, 2006, provided for an annual salary of $500,000 plus certain benefits. The amended employment agreement also provided that under certain conditions, Mr. Geiger would receive a payment of $1,000,000 plus one year’s salary upon the termination of his employment with the Company. In February 2001, the Company loaned Mr. Geiger $150,000, with interest at 7%. The term of the loan was initially one year, but was extended in September 2001 to five years commensurate with the amendment of Mr. Geiger’s employment agreement in July 2001. Mr. Geiger was obligated to repay the loan in five equal annual principal payments of $30,000, along with accrued interest to date, beginning in September 2002. In consideration for Mr. Geiger terminating his employment agreement effective as of the date of his resignation and waiving all rights to compensation under the employment agreement, we paid Mr. Geiger his accrued compensation and benefits of approximately $184,000, and Mr. Geiger repaid the $150,000 loan plus accrued interest.

Keith Yokomoto

     In July 2001, ARTISTdirect entered into an employment agreement with Keith Yokomoto, its President and Chief Operating Officer, which provides for the following:

•	Mr. Yokomoto is paid an annual salary of $500,000 (to be reviewed annually for any increases by ARTIST direct’s Compensation Committee in consultation with ARTISTdirect’s Chief Executive Officer), is entitled to four weeks’ vacation each year, and is eligible to participate in ARTISTdirect’s executive performance bonus pool and in the Artists & Repertoire Bonus Plan of ARTISTdirect Records, LLC.

•	The initial term of the agreement expires June 30, 2006. Beginning July 1, 2006, and on each anniversary, the term of the agreement will automatically be extended for an additional one-year period unless written notice is provided otherwise.

•	Mr. Yokomoto is entitled to receive a one-time lump sum advance of $300,000, representing a pre-payment of $60,000 against any monies otherwise becoming payable to Mr. Yokomoto under the executive performance bonus pool for each year of the initial five-year term of the agreement.

•	Mr. Yokomoto also is entitled to receive a performance-based stock option to purchase shares of ARTISTdirect’s common stock at a per share exercise price equal to the fair market value of its common stock on the date of the option grant. The exact number of shares and terms of the stock option will be determined by the Compensation Committee in consultation with ARTISTdirect’s Chief Executive Officer.

•	The agreement provides for the payment of $350,000 plus one years’ salary (or whatever shorter period remains in the term of the agreement) upon the termination of Mr. Yokomoto’s employment if the termination was:

(1)	other than due to a disability,

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

     Effective December 31, 2003, Mr. Yokomoto entered into a Termination Agreement and Mutual General Release. Mr. Yokomoto remains as a director of the Company. Mr. Yokomoto’s July 2001 employment agreement, which had an initial term extending through June 30, 2006, provided for an annual salary of $500,000 plus certain benefits, and a commencement advance of $300,000, representing a pre-payment of $60,000 against any monies that would otherwise become payable to Mr. Yokomoto under the Company’s executive performance bonus pool for each year of the initial five-year term of the employment agreement. The employment agreement also provided that under certain conditions, Mr. Yokomoto would receive a payment of $350,000 plus one year’s salary upon the termination of his employment with the Company. In consideration for Mr. Yokomoto terminating his employment agreement effective as of December 31, 2003 and waiving all rights to $1.25 million of remaining compensation under the employment agreement, we paid Mr. Yokomoto his accrued but unpaid salary at the rate of $500,000 per year through December 31, 2003 aggregating $412,847 and his accrued but unused vacation pay through December 31, 2003 aggregating $76,924, and Mr. Yokomoto repaid us the unearned portion of the commencement advance of $150,000.

     Effective January 1, 2004, we entered into a one-year consulting agreement with Mr. Yokomoto. Under this consulting agreement, we will pay Mr. Yokomoto $120,000 per year in twelve equal installments in exchange for 20 hours of services per week as determined by the Company but consisting of assistance in connection with business development and corporate strategy, efforts to secure financing, implementation of a digital music initiative, and coordinating advertising and sales activities. Mr. Yokomoto also receives 10,000 immediately exerciseable options and 50,000 options which become exerciseable upon accomplishing certain milestones. These options are exerciseable at $0.50 per share. Mr Yokomoto also agreed, prior to the date that is one year after the termination of this Agreement, not to hire or offer to hire any officer, employee, agent, client, performer or songwriter of the Company to discontinue his or her relationship with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information known to ARTISTdirect with respect to the beneficial ownership of ARTISTdirect’s common stock as of April 23, 2004 by (i) all persons who are beneficial owners of five percent (5%) or more of ARTISTdirect’s common stock, (ii) each current director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation section of this Form 10-K/A and (iv) all current directors and executive officers as a group. As of April 23, 2004, there were 3,502,117 shares of common stock outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

		Percentage
	Shares	of Shares
	Beneficially	Beneficially
Beneficial Owner	Owned	Owned (1)
Entities affiliated with Constellation Venture Capital, L.P. (2) 575 Lexington Avenue New York, New York 10022	275,113	7.9%
Universal Music Group, Inc. 2220 Colorado Avenue Santa Monica, California 90404	312,500	8.9%
Donald P. Muller c/o Creative Artists Agency 9830 Wilshire Blvd Beverly Hills, California 90212	329,177	9.4%
Rick Rubin c/o Alan S. Halfon & Company 9595 Wilshire Boulevard, Suite 505 Beverly Hills, California 90212	362,022	10.3%
Coghill Capital Management, L.L.C One North Wacker Drive, Suite 4725 Chicago, Illinois 60606	263,165	7.5%
Frederick W. Field (3)	302,370	8.6%
Jonathan V. Diamond (4)	259,659	6.9%
Marc P. Geiger	337,740	9.6%
Keith K. Yokomoto (5)	188,905	5.3%
Stephen M. Krupa (6)	88,746	2.5%
Benjamin S. A. Moody (7)	10,150	*
All current directors and executive officers as a group (7 persons) (8)	1,190,284	29.3%

*	Represents less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 17, 2003 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of ARTISTdirect, Inc., 10900 Wilshire Boulevard, Suite 1400, Los Angeles, California, 90024. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of ARTISTdirect common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 3,502,117 shares of common stock outstanding as of April 23, 2004 and reflects the effect of ARTISTdirect’s rescission offer that was consummated in December 2001, pursuant to which ARTISTdirect purchased approximately 83,403 shares of its common stock, as well as the effect of ARTISTdirect’s one-for-ten reverse stock split effected in July 2001.

(2)	Consists of (a) 226,379 shares held by Constellation Venture Capital, L.P. and (b) 48,734 shares held by Constellation Ventures (BVI), Inc. One of ARTISTdirect’s former directors, Clifford Friedman, is President and Chief Executive Officer of Constellation Ventures (BVI), Inc. and a member of Constellation Ventures Management, LLC, the general partner of Constellation Venture Capital, L.P. As such, Mr. Friedman may be deemed to exercise voting and investment power over such shares. Mr. Friedman disclaims beneficial ownership of such shares, except to the extent of his proportionate interest therein.

(3)	Consists of 302,370 shares subject to immediately exercisable options.

(4)	Consists of 259,659 shares subject to immediately exercisable options.

(5)	Includes (a) 37,102 shares held by Mr. Yokomoto as trustee of the Geiger Children’s Trust, (b) 37,102 shares held by Mr. Yokomoto as trustee of the Muller Children’s Trust and (c) 10,000 shares subject to immediately exercisable options. Mr. Yokomoto has sole voting and dispositive power over these shares. Mr. Yokomoto disclaims beneficial ownership of these shares.

(6)	Consists of (a) 78,353 shares held by Psilos Group Partners, L.P., (b) 393 shares held by Psilos Group Investors, LLC and (c) 10,000 shares subject to immediately exercisable options. Mr. Krupa is a member of Psilos Group Investors, LLC, which is the general partner of Psilos Group Partners, L.P. As such, Mr. Krupa may be deemed to exercise voting and investment power over such shares. Mr. Krupa disclaims beneficial ownership of such shares, except to the extent of his proportionate interest therein.

(7)	Includes 10,000 shares subject to immediately exercisable options.

(8)	Includes the information set forth in notes 3-7 above.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2003 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by ARTISTdirect in connection with mergers and acquisitions of the companies that originally granted those options. Footnote (6) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of December 31, 2003, and the weighted average exercise price of those options. We do not intend to grant further options under those assumed plans.

	A	B	C
			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to be	Weighted Average	Under Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column A)
Equity Compensation Plans Approved by Shareholders (1)	444,480 (3)	$7.50	112,831 (4)
Equity Compensation Plans Not Approved by Shareholders (2)	430,997	$3.82	1,614,119 (5)
Total	875,477	$5.69	1,726,950

(1)	Consists solely of the 1999 Employee Stock Purchase Plan and the stock options granted to our Chairman and former Chief Executive Officer, Frederick Field, as part of an individual compensation arrangement in connection with his initial employment agreement with ARTISTdirect.

(2)	Consists solely of the 1999 Employee Stock Option Plan, the 1999 Artist Stock Option Plan, the 1999 Artist and Artist Advisor Stock Option Plan and the stock options granted to our current Chief Executive Officer, Jonathan Diamond, as part of an individual compensation arrangement in connection with his initial employment agreement with ARTISTdirect..

(3)	Excludes purchase rights accruing under ARTISTdirect’s 1999 Employee Stock Purchase Plan that has a shareholder approved initial reserve of 50,000 shares. Under the Purchase Plan, each eligible employee may purchase up to 75 shares of common stock at semi-annual intervals on the last business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the fair market value per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the fair market value per share on the semi-annual purchase date.

(4)	Consists of shares available for future issuance under the 1999 Employee Stock Purchase Plan. As of December 31, 2003, an aggregate of 112,831 shares of common stock were available for issuance under the 1999 Employee Stock Purchase Plan. The number of shares of common stock available for issuance under the 1999 Employee Stock Purchase Plan automatically increases on the first trading day of January each calendar year by an amount equal to 1.0% of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event will any such annual increase exceed 25,000 shares of common stock.

(5)	Consists of shares available for future issuance under the 1999 Employee Stock Option Plan, the 1999 Artist Stock Option Plan and the 1999 Artist and Artist Advisor Stock Option Plan. As of December 31, 2003, an aggregate of

758,492 shares of common stock were available for issuance under the 1999 Employee Stock Option Plan, 596,546 shares of common stock were available for issuance under the 1999 Artist Stock Option Plan and 259,081 shares of common stock were available for issuance under the 1999 Artist and Artist Advisor Stock Option Plan. The number of shares of common stock available for issuance under each of the 1999 Employee Stock Option Plan and the 1999 Artist Stock Option Plan automatically increases on the first trading day of January each calendar year by an amount equal to 2.0%, respectively, of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event will any such annual increase exceed 87,500 shares of common stock, respectively. The number of shares of common stock available for issuance under the 1999 Artist and Artist Advisor Stock Option Plan automatically increases on the first trading day of January each calendar year by an amount equal to 1.0% of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event will any such annual increase exceed 37,500 shares of common stock. We do not intend to grant further options under the 1999 Artist Stock Option Plan or the 1999 Artist and Artist Advisor Stock Option Plan.

(6)	The table does not include information for the Audio Explosion 1998 Stock Option Plan and the Mjuice.com, Inc. 1999 Stock Option Plan that we assumed in connection with our August 2000 acquisition of Mjuice.com, Inc. As of December 31, 2003, no shares of our common stock were issuable upon exercise of outstanding options under those assumed plans. We do not intend to grant further options under those assumed plans.

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

     The 1999 Employee Stock Option Plan is a non-shareholder approved plan under which options may be granted to employees, non-employee members of our Board of Directors, and consultants and other independent advisors in our employ or service. The number of shares of common stock issuable over the term of the 1999 Employee Stock Option Plan was initially 650,000 shares and increased by 75,592 shares and 69,235 shares on January 1, 2002 and 2003, respectively, for a total of 870,420 on December 31, 2003 (subject to adjustment for certain changes in our capital structure). The share reserve will automatically increase on the first trading day in January each calendar year by an amount equal to 2.0% of the total number of shares of our common stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 87,500 shares.

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

     The 1999 Artist Stock Option Plan is a non-shareholder approved plan under which options were granted to performing artists who provided products and services through the ARTISTchannel Web sites we operate and maintain for them pursuant to ARTISTchannel agreements. The number of shares of common stock issuable over the term of the 1999 Artist Stock Option Plan was initially 400,000 shares and increased by 75,592 shares and 69,235 shares on January 1, 2002 and 2003, respectively, for a total of 620,420 as of December 31, 2003 (subject to adjustment for certain changes in our capital structure). The share reserve will automatically increase on the first trading day in January each calendar year by an amount equal to 2.0% of the total number of shares of our common stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 87,500 shares.

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

     The 1999 Artist and Artist Advisor Stock Option Plan is a non-shareholder approved plan under which options were granted to performing artists and their attorneys, business managers, agents and other advisors who provided services to us. The number of shares of common stock issuable over the term of the 1999 Artist and Artist Advisor Stock Option Plan was initially 185,000 shares and increased by 37,500 and 34,617 shares on January 1, 2002 and 2003, respectively to a total of 294,617 as of December 31, 2003 (subject to adjustment for certain changes in our capital structure). The share reserve will automatically increase on the first trading day in January each calendar year by an amount equal to 1.0% of the total number of shares of our common stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 37,500 shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2003 there has not been any transaction or series of similar transactions to which ARTISTdirect was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than as set forth above under “Executive Compensation” or as described below.

Sublease with Frederick Field Affiliate

     We relocated our administrative offices to a site leased by a company owned by Ted Field. We sub-lease these offices on a month-to-month basis. During the year ended December 31, 2003, we accrued $56,000 as rent expense, which represents occupancy costs for September through December 2003.

ARTISTdirect Records Financing

     As of December 31, 2003, ARTISTdirect Records had received $898,000 and $100,000 of loans from Ted Field and Jonathan V. Diamond, respectively. The Notes accrue interest at 8% per annum, are due two years from the date of issuance, and will be converted into new equity of ARTISTdirect Records as part of its next equity financing. Mr. Field and Mr. Diamond also received warrants with a term of five years to purchase additional equity of the Company at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted.

Diamond Employment Agreement

     In September 2003, we entered into an employment agreement with Jonathan Diamond in connection with his appointment as our chief executive officer. See the section above titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for information on these agreements.

Termination Agreements

     In the 2003 fiscal year, we entered into agreements with Keith Yokomoto and Marc Geiger to terminate their officer positions. See the section above titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for information on these agreements.

Yokomoto Consulting Agreement.

     On January 1, 2004, we entered into a consulting agreement with a director, Keith Yokomoto, to provide services on a part-time basis for one year. See the section above titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for information on these agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees:

     KPMG LLP (“KPMG”) was our independent accountant for the year ended December 31, 2002 and for the interim periods ended September 30, 2003. Services provided to us by KPMG with respect to such periods consisted primarily of the audit of our financial statements and the financial statements of ARTISTdirect Records, LLC and limited reviews of the Form 10-QSB Quarterly Reports for the interim periods included therein pursuant to Statement on Auditing Standards No. 100. Charges by KPMG with respect to these matters aggregated approximately $42,000 and $217,500, respectively, for the years ended December 31, 2003 and 2002.

     Gumbiner, Savett, Finkel, Fingleson & Rose, Inc. (“GSFFR”) was our independent accountant in preparing financial statements for the year ended December 31, 2003. Services provided to us by GSFFR with respect to such periods consisted primarily of the audit of our financial statements and the financial statements of ARTISTdirect Records, LLC. Charges billed to date by GSFFR with respect to these matters aggregated approximately $47,060 for the year ended December 31, 2003.

Tax Fees:

     KPMG prepared the corporate income tax returns for our company and for ARTISTdirect Records for the year ended December 31, 2002. Charges by KPMG with respect to these matters aggregated approximately $24,250 for the year ended December 31, 2002.

     Charges billed to date by GSFFR for tax matters was $1,155 for the year ended December 31, 2003.

Pre-Approval Policies and Procedures:

     The Audit Committee meets periodically to review and approve the scope of the services to be provided to us by our independent accountant, as well to review and discuss any issues that may arise during an engagement. The Audit Committee considers various issues with respect to the services to be provided by our independent accountant, including the complexity of any engagement, its expected cost, the knowledge and expertise of the independent accountant’s staff, any complex accounting or disclosure issues, new accounting pronouncements, and the capability of our financial staff.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1). FINANCIAL STATEMENTS

     ARTISTdirect financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

ARTISTdirect, Inc. and Subsidiaries Consolidated Financial Statements

Independent Auditors Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Deficiency
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements	59 60 61 63 64 65

     (2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or the notes thereto.

     (3) EXHIBITS

     A list of exhibits required to be filed as part of this Annual Report on Form 10-K is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b) REPORTS ON FORM 8-K

(1)	A Form 8-K was filed on February 20, 2004 to report that we retained Gumbiner, Savett, Finkel, Fingleson & Rose, Inc. as our independent accountant.

(2)	A Form 8-K was filed on February 12, 2004 to report that we dismissed KPMG LLP as our independent accountant.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC.
Date: May 13, 2004
By: /s/ Jonathan V. Diamond

Jonathan V. Diamond
Chief Executive Officer

     We, the undersigned officers and directors of ARTISTdirect, Inc., do hereby constitute and appoint Jon Diamond and Robert Weingarten and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
	Chairman of the Board	May 13, 2004
/s/ Frederick W. Field Frederick W. Field
	President and Chief Executive Officer and Director	May 13, 2004
/s/ Jonathan V. Diamond Jonathan V. Diamond
	Chief Financial Officer	May 13, 2004
/s/ Robert N. Weingarten Robert N. Weingarten
	Director	May 13, 2004
/s/ Marc P. Geiger Marc P. Geiger
	Director	May 13, 2004
/s/ Keith Yokomoto Keith Yokomoto
	Director	May 13, 2004
/s/ Stephen Krupa Stephen Krupa
	Director	May 13, 2004
/s/ Benjamin Moody Benjamin Moody

ARTISTDIRECT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

INDEPENDENT AUDITORS REPORT

To the Board of Directors
ARTISTdirect, Inc.

We have audited the accompanying consolidated balance sheet of ARTISTdirect, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARTISTdirect, Inc. and subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, as of December 31, 2003 the Company changed its method of accounting for its investment in its record label joint venture, ARTISTdirect Records, LLC.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred substantial operating losses and negative cash flows from operations to date. The Company needs additional capital to fund its operations. As of December 31, 2003, the Company has a net working capital deficiency of $9,464,000 and stockholders’ deficiency of $16,945,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GUMBINER, SAVETT, FINKEL, FINGLESON & ROSE, INC.

Santa Monica, California
April 6, 2004

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	December 31,	December 31,
	2002	2003 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,910	$726
Restricted cash	2,157	350
Short-term investments	6,124	1,022
Accounts receivable, net	426	297
Prepaid expenses and other current assets	1,220	289

Total current assets	11,837	2,684
Property and equipment, net	3,629	307
Investments in affiliated companies	64	—
Other assets	395	15

	$15,925	$3,006

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$493	$1,116
Accrued expenses	3,018	2,283
Net liability to BMG	—	8,749
Deferred revenue	144	—

Total current liabilities	3,655	12,148
Non-current liabilities:
Liability associated with record label joint venture	7,699	—
Deferred rent and other long-term liabilities	1,117	—
Bridge notes payable - outside investors	—	755
Bridge notes payable - related party	—	539
Loan due to BMG, a distributor and a related party	—	5,197

Total liabilities	12,471	18,639

Minority interest	—	1,312
Commitments interest
Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value –
Authorized – 5,000,000
Issued and outstanding - none	—	—
Common stock, $0.01 par value -
Authorized - 15,000,000 shares;
Issued - 3,784,644 shares and 3,825,019 shares in 2002 and 2003, respectively
Outstanding - 3,461,742 shares and 3,502,117 shares in 2002 and 2003, respectively	38	38
Treasury stock, 322,902 shares, at cost	(3,442)	(3,442)
Additional paid-in-capital	208,208	209,128
Unearned compensation	(440)	—
Accumulated deficit	(200,978)	(222,679)
Unrealized gain on available for sale investments	68	10

Total stockholders’ equity (deficiency)	3,454	(16,945)

	$15,925	$3,006

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	Years Ended December 31,
	2001	2002	2003 (see Note 1)
Net revenue:
E-Commerce	$7,542	$4,713	$3,459
Media	2,879	924	1,173
Record label	—	613	1,352

Total net revenue	10,421	6,250	5,984

Cost of revenue:
Direct cost of product sales	6,137	3,969	3,118
Other cost of revenue	5,728	3,687	1,212
Stock-based compensation	8,405	3,084	33

Total cost of revenue	20,270	10,740	4,363

Gross profit (loss)	(9,849)	(4,490)	1,621

Operating expenses:
Web site development	3,726	53	5
Sales and marketing	5,726	2,224	1,220
General and administrative	13,339	7,527	4,230
Provision for doubtful accounts	1,503	42	83
Stock-based compensation	12,415	1,897	527
Depreciation and amortization	6,512	2,814	1,014
Loss from impairment of goodwill	11,444	788	—
Loss from sale and abandonment of property and equipment	—	—	2,225

Total operating costs	54,665	15,345	9,304

Loss from operations	(64,514)	(19,835)	(7,683)
Loss from equity investments	(8,998)	(29,252)	(9,320)
Interest income, net	3,585	748	146
Forgiveness of debt by officer	—	—	411

Loss from continuing operations	(69,927)	(48,339)	(16,446)
Income from discontinued operations	47	147	—

Loss before cumulative effect of change in accounting principles	(69,880)	(48,192)	(16,446)
Cumulative effect of consolidation of ARTISTdirect Records, LLC	—	—	(5,255)

Net loss	(69,880)	(48,192)	(21,701)
Interest on rescission offer	691	—	—

Net loss attributable to common stockholders	$(70,571)	$(48,192)	$(21,701)

Net income (loss) per common share – basic and diluted:
From continuing operations	$(19.50)	$(13.96)	$(4.75)
From discontinued operations	0.01	0.04	—
From cumulative effect of consolidation of ARTISTdirect Records, LLC	—	—	(1.52)

Net loss	$(19.49)	$(13.92)	$(6.27)

Weighted average number of common shares outstanding	3,620,161	3,461,057	3,461,992

Pro forma amounts, assuming the consolidation of ARTISTdirect Records, LLC was applied retroactively:
Loss from continuing operations	$(69,927)	$(52,106)	$(17,934)
Income from discontinued operations	47	147	—

Net loss	$(69,880)	$(51,959)	$(17,934)

Net income (loss) per common share – basic and diluted:
From continuing operations	$(19.50)	$(15.05)	$(5.18)
From discontinued operations	0.01	0.04	—

Net loss	$(19.49)	$(15.01)	$(5.18)

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Years Ended December 31,
			2003
	2001	2002	(see Note 1)
NET LOSS	$(69,880)	$(48,192)	$(21,701)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	146	(78)	(58)

COMPREHENSIVE LOSS	$(69,734)	$(48,270)	$(21,759)

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Treasury	Additional Paid-In
	Shares	Amount	Stock	Capital
Balance at December 31, 2000	3,779,608	$38	$—	$201,031
Cancellation of options/warrants	—	—		(2,362)
Amortization of unearned compensation	—	—	—	—
Reclassification of unearned compensation to prepaid	—	—	—	—
Repurchase of common stock	(239,499)	—	(2,734)	—
Issuance of securities for employee stock purchase plan	3,902	—	—	17
Completion of rescission offer	(83,403)	—	(708)	9,487
Unrealized gain on available for sale investments	—	—	—	—
Net loss	—	—	—	—

Balance at December 31, 2001	3,460,608	38	(3,442)	208,173
Issuance of options/warrants	—	—	—	31
Amortization of unearned compensation	—	—	—	—
Issuance of securities for employee stock purchase plan	1,134	—	—	4
Unrealized loss on available for sale investments	—	—	—	—
Net loss	—	—	—	—

Balance at December 31, 2002	3,461,742	38	(3,442)	208,208
Issuance of warrants for legal Settlement	—	—	—	100
Issuance of common stock for services	40,000	—	—	20
Amortization of unearned Compensation	—	—	—	—
Issuance of securities for employee stock purchase plan	375	—	—	—
Unrealized loss on available for sale Securities	—	—	—	—
Adjustment resulting from change to consolidation from equity accounting for ARTISTdirect Records, LLC effective December 31, 2003	—	—	—	800
Net loss

Balance at December 31, 2003 (see Note 1)	3,502,117	$38	$(3,442)	209,128

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Unrealized Gain
			(Loss) on
			Available	Total
	Unearned	Accumulated	for Sale	Equity
	Compensation	Deficit	Securities	(Deficiency)
Balance at December 31, 2000	$(20,364)	$(82,906)	$—	$97,799
Cancellation of options/warrants	2,362	—	—	—
Amortization of unearned compensation	14,547	—	—	14,547
Reclassification of unearned compensation to prepaid	2,710	—	—	2,710
Repurchase of common stock	—	—	—	(2,734)
Issuance of securities for employee stock purchase plan	—	—	—	17
Completion of rescission offer	—	—	—	8,779
Unrealized gain on available for sale investments	—	—	146	146
Net loss	—	(69,880)	—	(69,880)

Balance at December 31, 2001	(745)	(152,786)	146	51,384
Issuance of options/warrants	(31)	—	—	—
Amortization of unearned compensation	336	—	—	336
Issuance of securities for employee stock purchase plan	—	—	—	4
Unrealized loss on available for sale investments	—	—	(78)	(78)
Net loss		(48,192)		(48,192)

Balance at December 31, 2002	(440)	(200,978)	68	3,454
Issuance of warrants for legal Settlement	—	—	—	100
Issuance of common stock for services	—	—	—	20
Amortization of unearned Compensation	440	—	—	440
Issuance of securities for employee stock purchase plan	—	—	—	—
Unrealized loss on available for sale Securities	—	—	(58)	(58)
Adjustment resulting from change to consolidation from equity accounting for ARTISTdirect Records, LLC effective December 31, 2003	—	—	—	800
Net loss		(21,701)		(21,701)

Balance at December 31, 2003 (see Note 1)	$—	$(222,679)	$10	$(16,945)

     See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
			2003
	2001	2002	(see Note 1)
Cash flows from operating activities:
Net loss	$(69,880)	$(48,192)	$(21,701)
Income from discontinued operations	47	147	—

Loss from continuing operations	(69,927)	(48,339)	(21,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of consolidation of ARTISTdirect Records, LLC	—	—	5,255
Depreciation and amortization	6,512	2,814	1,014
Loss from equity investments	8,998	29,252	9,320
Forgiveness of debt by officer	—	—	(411)
Loss from impairment of goodwill	11,444	788	—
Loss from sale and abandonment of property and equipment	34	—	2,225
Provision for doubtful accounts and sales returns	1,131	226	778
Stock-based compensation	20,820	4,981	560
Changes in operating assets and liabilities, net of effects from consolidation of ARTISTdirect Records, LLC:
(Increase) decrease in -
Accounts receivable	647	(306)	(649)
Prepaid expenses and other current assets	328	356	886
Other assets	241	(390)	380
Increase (decrease) in -
Accounts payable, accrued expenses and other liabilities	(2,449)	(798)	(2,929)
Deferred revenue	2	108	(144)

Net cash used in continuing operations	(22,219)	(11,308)	(5,416)
Net cash provided by discontinued operations	47	147	—

Net cash used in operating activities	(22,172)	(11,161)	(5,416)

Cash flows from investing activities:
Purchases of property and equipment	(840)	(381)	—
Proceeds from the sales of equipment	60	15	123
Sale/maturity of short-term investments, net	17,996	12,316	5,045
Loss from investments in affiliated companies	(279)	—	—
Advances to and investment in ARTISTdirect Records, LLC	(5,300)	(25,000)	(2,750)
Sale of equity interest in ARTISTdirect Records, LLC	—	250	—
Distribution of earnings from equity investment	5	—	—
Consolidation of ARTISTdirect Records, LLC	—	—	7

Net cash provided by (used in) investing activities	11,642	(12,800)	2,425

Cash flows from financing activities:
Repurchase of common stock	(2,734)	—	—
Rescission purchases of common stock and options	(10,186)	—	—
Change in restricted cash	(3,008)	851	1,807
Proceeds from employee stock purchase plan	17	4	—

Net cash provided by (used in) financing activities	(15,911)	855	1,807

Cash and cash equivalents:
Net decrease	(26,441)	(23,106)	(1,184)
At beginning of year	51,457	25,016	1,910

At end of year	$25,016	$1,910	$726

Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$—	$—

Cash paid for income taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

1. BASIS OF PRESENTATION

     ORGANIZATION

     ARTISTdirect, Inc. (“ADI”) was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC (the “Capital Reorganization”). The Capital Reorganization was only a change in the form of ownership of ADI. ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996. ARTISTdirect, LLC had a 99% ownership interest in ARTISTdirect Agency LLC, Kneeling Elephant Records, LLC and ARTISTdirect New Media, LLC (the “Affiliated Companies”) and has consolidated their results since inception.

     On May 31, 2001, the Company, through its wholly-owned subsidiary, ARTISTdirect Recordings, Inc., entered into an agreement to acquire a 50% equity interest in a co-venture with Frederick W. (Ted) Field to form a new record label, ARTISTdirect Records, LLC (“ARTISTdirect Records”). This transaction became effective as of June 29, 2001. In April 2002, ADI’s ownership position in ARTISTdirect Records decreased to 45% as a result of a sale of a 5% interest to BMG (see Note 11). However, ADI’s ownership position increased to 65% during 2002, as a result of ADI’s agreement to accelerate its funding commitment to ARTISTdirect Records in 2002 (see Note 11).

     Unless the context indicates otherwise, ARTISTdirect, Inc. and its subsidiaries are referred to herein as the “Company”.

     BUSINESS ACTIVITIES

     The Company is a music entertainment company, headquartered in Los Angeles, California, that combines an on-line music network and a record label to provide an integrated offering for music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of Web sites offering multi-media content, music news and information, community around shared music interests, music-related specialty commerce and digital music services. Through the Company’s subsidiary, ARTISTdirect Records, the Company develops new musical artists and produces and distributes their recordings as an independent label utilizing both traditional channels and emerging Internet distribution channels.

     PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the consolidated accounts of ADI and its subsidiaries in which it has controlling interests. All significant intercompany accounts and transactions have been eliminated for all periods presented. ADI has recorded 100% of the losses attributable to ARTISTdirect Records from May 31, 2001 through April 30, 2002 based on ADI’s commitment to fund 100% of ARTISTdirect’s operations during that time. From May 1, 2002 through December 31, 2002, ADI recorded approximately 83% of the losses of ARTISTdirect Records as a result of BMG’s equity purchase and from an assumption of a portion of ADI’s funding commitment to the record label. For the year ended December 31, 2003, ADI recorded approximately 73% of the losses of ARTISTdirect Records. However, given that ADI did not have voting or operational control, even with its majority ownership position in ARTISTdirect Records, through December 31, 2003, ADI accounted for this investment under the equity method of accounting as income (loss) from equity investments in the consolidated statements of operations.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. ADI adopted FIN 46 as of December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003, and the operations of ARTISTdirect Records will be consolidated beginning January 1, 2004 (see Notes 2 and 11).

     As a result of the consolidation of the balance sheet of ARTISTdirect Records as of December 31, 2003, the Company’s balance sheet as of December 31, 2003 is not directly comparable to its balance sheet as of December 31, 2002. The cumulative effect of this change on prior years was to increase the loss for 2003 by $5.3 million ($1.52 per share). The financial statements for 2002 have not been restated, and the cumulative effect of the change of $5.3 million ($1.52 per share) is shown as a one-time charge to operations in the 2003 statement of operations.

     GOING CONCERN

     The Company has incurred losses and negative cash flows from operations in every fiscal period since inception and has an accumulated deficit of $222.7 million as of December 31, 2003. For the year ended December 31, 2003, the Company incurred a net loss of $21.7 million and negative operating cash flows of $5.4 million. As of December 31, 2003, the Company had a net working capital deficiency of $9.5 million and a stockholders’ deficiency of $16.9 million. Additionally, ADI has been funding substantially all of the operations of ARTISTdirect Records. ADI’s operations to date and loans to ARTISTdirect Records have been funded by the sale of its preferred and common stock. Management expects the Company’s operating losses to continue for the foreseeable future. The Company does not currently anticipate that its available cash resources will be sufficient to meet anticipated capital needs over the next twelve months without additional capital. The Company restructured its operations, laid off most of its staff and reduced operating costs during 2003, and is attempting to mitigate its funding obligation and raise additional funding through various means. However, there can be no assurances that the Company will be successful in this regard. If sufficient capital is not available, then the Company may not be able to fund its operations or its remaining funding commitment to ARTISTdirect Records. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. To the extent that the Company is unable to successfully restructure its funding obligation and/or obtain the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization. The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS

     Cash equivalents consist of investments, which are readily convertible into cash and have maturities of three months or less at the time of purchase.

     RESTRICTED CASH

     As of December 31, 2002, restricted cash consisted of a letter of credit posted for the benefit of the Company’s landlord of approximately $1.8 million and a letter of credit posted for the benefit of the Company’s e-commerce credit card processor of $350,000. As of December 31, 2003, restricted cash consisted of the letter of credit related to the e-commerce credit card processor.

     SHORT-TERM INVESTMENTS

     The Company classifies its short-term investments as available-for-sale and has recorded the investments at fair value, with the difference between amortized cost and fair value being recorded as a component of stockholders’ equity (deficiency). The Company invests primarily in fixed income securities with maturities of one year or less at the time of purchase.

     DEPRECIATION

     Depreciation is provided using the straight-line method over the following estimated useful lives as follows:

Computer equipment and software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or term of lease (10 years)

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

     The Company records amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF No. 00-10”). Pursuant to EITF No. 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the consolidated statements of operations. For the years ended December 31, 2001, 2002 and 2003, the Company recorded $1.5 million, $1.0 million and $806,000, respectively, as revenue for shipping and handling fees charged to customers. For the years ended December 31, 2001, 2002 and 2003, the Company recorded $1.1 million, $736,000 and $523,000, respectively, of shipping and handling costs as direct cost of product sales in the consolidated statements of operations.

     Media revenue consists primarily of the sale of advertisements and sponsorships, both online and offline, under short-term contracts. To date, the duration of the Company’s advertising and sponsorship commitments has generally averaged from one to three months with certain programs lasting up to six months. The Company’s online obligations typically include the guarantee of a minimum number of times (“impressions”) that an advertisement appears in pages viewed by the users of the Company’s online properties. Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is reasonably assured. To the extent that minimum guaranteed page deliveries are not met, recognition of the corresponding revenue is deferred until the guaranteed impressions are delivered.

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

     Record label revenue consists primarily of the sale of compact discs by artists under contract with the Company through the iMusic record label. The Company recognizes revenues upon the shipment of compact discs from its distributor to retailers and independent wholesalers and records appropriate reserves for product returns. At the time of the shipment of the product, the following criterion under Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”, have been met: the seller’s price to the buyer is substantially fixed or determinable at the date of sale; the buyer has paid the seller, or the buyer is obligated to pay the seller, and the obligation is not contingent on resale of the product; the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; the buyer acquiring the product for resale has economic substance apart from that provided by the seller; the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and the amount of future returns can be reasonably estimated.

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

     Direct cost of product sales also includes manufacturing costs and distribution fees payable. Manufacturing costs consist of the cost of pressing compact discs, manufacturing printed booklets and packaging materials and a provision for the obsolescence of finished goods and components. Distribution expenses consist of various distribution costs, including the cost of processing returns and warehousing inventory. Artist advances and royalty expenses consist of payments made to artists and others in connection with the recording of an album.

     Other cost of revenue consists primarily of Web site hosting and maintenance costs, online content programming costs, online advertising serving costs, record royalties payable and payroll and related expenses for staff involved with the Website. Stock-based compensation expense relates to non-cash charges in connection with options issued to artists and their advisors for the right to operate their stores and warrants issued to vendors. Amounts payable to artists and transaction costs are recognized upon shipment. Web site-related costs are recognized immediately when incurred.

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

     DISCONTINUED OPERATIONS

     The Company has accounted for its agency division as a discontinued operation in accordance with Accounting Principles Board (APB) No. 30, “Accounting for Discontinued Operations”, and recorded the net results of this business segment in a single line entitled income from discontinued operations in the consolidated statements of operations for the years ended December 31, 2001 and 2002. The classification of the agency division as a discontinued operation was made prior to the initial application of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

     INVENTORIES

     Inventories, net of a provision for obsolescence, are included in prepaid expenses and other current assets, and consist of compact discs maintained in the warehouse of the Company’s distributor and music-related merchandise. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

     INCOME TAXES

     The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is recognized if management cannot determine that it is more likely than not that some portion or all of the tax asset will be realized.

     WEB SITE DEVELOPMENT COSTS

     Web site development costs consist primarily of third-party development costs and payroll and related expenses for in-house Web site development costs incurred in the start-up and production of the Company’s content and services. These costs are expensed as incurred.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred and totaled $2.7 million, $1.0 million and $333,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

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

     Prior to January 1, 2002, the Company amortized goodwill, which represents the excess of the purchase price over the net assets acquired in business acquisitions, over 5 years. In January 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and as a result ceased to amortize goodwill. Instead, the Company was required to perform a transitional impairment review of its goodwill as of January 1, 2002 and an annual impairment review thereafter. The Company evaluated the impact of the adoption of SFAS No. 142 and determined that no impairment charge was required upon adoption of this standard. The impairment test was performed through comparison of the fair value of the reporting units with the carrying value of their assets. During the three months ended June 30, 2002, the Company determined the remaining goodwill associated with the iMusic and UBL acquisitions of $788,000 was impaired due to a continuing decline in e-commerce and advertising revenues, and recorded a loss from impairment of that amount. This write-down was reflected in the Media segment operations. The fair value of the reporting unit to which the goodwill impairment related was determined based on the discounted estimated future cash flows. The discount rate used in the discounted cash flow analysis was determined based on the estimated cost of capital in the industry in which the Media segment operates. As of December 31, 2002, no goodwill or intangible assets remained on the Company’s balance sheet.

     Impairment of long-lived assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.

     See Note 7 for write-downs in 2003 with respect to the Company’s property and equipment.

     CONCENTRATION OF RISK

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

     The Company purchases a large percentage of its music-related merchandise inventory from a limited number of suppliers. The Company is subject to risk in the event that any of the suppliers is unable to fulfill their orders. However, there are a number of different suppliers who can provide manufacturing services for the Company.

     During the year ended December 31, 2003, AT&T Wireless accounted for $550,000 or 47% of total media revenue. No other advertiser accounted for more than 10% of the Company’s media revenue during 2002 or 2003. There were no amounts due from AT&T Wireless at December 31, 2003.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the short maturity of these instruments.

     The carrying amount of the Bridge Notes payable approximates fair value as the related effective interest rate (including the discount) approximates rates currently available to the Company.

     LIABILITY ASSOCIATED WITH INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies in which ADI’s voting interest is greater than 20% and does not have a controlling financial interest, or in which ADI is able to exert significant influence in instances where the voting interest is less than 20%, are accounted for under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize ADI’s share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received. ADI’s share of losses is generally limited to the extent of its investment in and advances to the investee. However, ADI recorded losses in excess of its investment when funding commitments exist. Through December 31, 2003, ADI accounted for its investment in ARTISTdirect Records on the equity method of accounting since ADI did not have voting or operational control of the investee. ADI had committed to fund 100% of the operations of ARTISTdirect Records and recorded 100% of the losses attributable to that venture from May 31, 2001 to April 30, 2002. From May 1, 2002 to December 31, 2003, ADI’s funding commitment was reduced by the sale of 5% of the equity of ARTISTdirect Records to BMG and therefore ADI recorded only its proportionate share, on the basis of relative funding commitments, of the losses of ARTISTdirect Records.

     ADI has not recorded a valuation allowance for its loans to ARTISTdirect Records as the carrying amount of the loans has been reduced to zero as a result of ADI recording its share of losses of ARTISTdirect Records during the years ended December 31, 2001, 2002 and 2003.

     See Notes 2 and 11 with respect to consolidation of ARTISTdirect Records as of December 31, 2003.

     LOSS PER COMMON SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. During the year ended December 31, 2001, interest on the rescission offer balance was added to the net loss in determining the net loss attributable to common shareholders.

     The calculation of diluted loss per share excludes approximately 820,000, 780,000 and 1,111,000 of potential common shares for the years ended December 31, 2001, 2002 and 2003, respectively, since the effect would be anti-dilutive.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF No. 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which addresses the measurement date and recognition approach for such transactions.

     The Company recognizes compensation expense related to variable awards in accordance with FIN 28. For fixed awards, the Company recognizes expense over the vesting period or the period of service.

     In addition to stock-based compensation classified as cost of revenue, stock-based compensation is comprised of sales and marketing expense of $6.3 million, $1.9 million and $0 for the years ended December 31, 2001, 2002 and 2003, respectively, and general and administrative expense of $6.1 million, $31,000 and $527,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

     Prior to the Company’s initial public offering in March 2000, the Company issued shares or options to purchase shares to employees, artists and advisors. The issuance of these shares or options did not fully comply with certain requirements under the Securities Act, or available exemptions thereunder, and as a result the Company made a rescission offer to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to California securities law.

     As a result of completing the rescission offer in December 2001, the Company incurred stock-based compensation expense for the repurchase of unexercised stock options held by employees and non-employees and shares of common stock held by employees and non-employees pursuant to the exercise of stock options. The compensation expense recorded for the repurchase of unexercised stock options (vested and unvested) from employees was the sum of the intrinsic value at the original measurement date (less any expense related to the intrinsic value recorded up to the acceptance of the rescission offer) and the amount of cash paid to the holder that exceeds the lesser of the intrinsic value at the original measurement date or upon the completion of the rescission offer. Such amount was recorded as expense immediately upon the completion of the rescission offer.

     The compensation expense recorded for the repurchase of unexercised non-employee options (vested and unvested) was calculated as the difference between the amount of cash paid for the repurchase of the options and the fair value of the options on the closing date of the rescission offer. This compensation expense was recorded over the period over which the non-employee provided services to the Company pursuant to a contract. The fair value of the options was determined using the Black-Scholes option-pricing model over the remaining life of the options. Any unamortized expense at the time of repurchase related to the initial grant of the options to the non-employees continued to be amortized over the remaining service period related to the original option grants. The key assumptions used in the Black-Scholes option-pricing model for the purpose of the calculation were: a risk free rate of 6%; a volatility factor of 98%; no expected dividends; and an expected life which was equal to the remaining contractual life of the options as of December 31, 2001.

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

     Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in the model and the weighted average fair value of each option granted for 2001, 2002 and 2003 are as follows:

	2001	2002	2003
Risk free interest rate	6.38%	4.00%	3.00%
Volatility	180%	120%	388%
Dividend yield	0%	0%	0%
Weighted average expected life (years)	5	5	7
Weighted average fair value of option	$6.05	$6.13	$0.89

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s pro forma information follows (in thousands, except per share amount):

	Years Ended December 31,
	2001	2002	2003
	(in thousands, except for share data)
Net loss as reported attributable to common shareholders	$70,571	$48,192	$21,701
Add: Stock-based employee compensation expense reported in net loss attributable to common stockholders	3,558	31	—
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards	10,991	995	2,263

Pro forma net loss	$78,004	$49,156	$23,964

Net loss per share:
Basic and diluted — as reported	$(19.49)	$(13.92)	$(6.27)
Basic and diluted — pro forma	$(21.54)	$(14.20)	$(6.92)

     COMPREHENSIVE LOSS

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

     The Company’s only component of other comprehensive income is the unrealized gain (loss) on available for sale securities, consisting of a gain of $146,000 for the year ended December 31, 2001 and a loss of $78,000 and $58,000 for the years ended December 31, 2002 and 2003, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficiency).

     ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Some of the more significant estimates include allowances for bad debts, impairment of long-lived assets and goodwill, impairment of fixed assets, stock-based compensation and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a significant effect on the Company’s financial statement presentation or disclosures.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, it retains many of the fundamental provisions of that statement. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statement presentation or disclosures.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 for long-lived assets held for use did not have a material impact on the Company’s financial statement presentation or disclosures.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial statement presentation or disclosures.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective December 31, 2002. The Company has determined that it will continue to account for stock-based employee compensation in accordance with APB No. 25.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company’s financial statement presentation or disclosures.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company’s financial statement presentation or disclosures.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim and annual periods ended after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial statement presentation or disclosures.

     In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective July 1, 2003. The adoption of EITF No. 00-21 has not had any significant impact on the Company’s financial statement presentation or disclosures.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Early adoption is permitted. The Company adopted FIN 46 as of December 31, 2003. The adoption of FIN 46 on such date had a significant impact on the Company’s consolidated balance sheet. The Company had previously accounted for its investment in ARTISTdirect Records under the equity method. The Company consolidated the balance sheet of ARTISTdirect Records as of December 31, 2003, and will consolidate the operations of ARTISTdirect Records beginning January 1, 2004.

4. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Significant non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2001	2002	2003
	(in thousands)
Securities subject to potential rescission offer	$691	$—	$—
Issuance/cancellation of options/warrants	(2,362)	31	—
Cumulative effect of consolidation of ARTISTdirect Records, LLC:
Losses previously allocated to minority members of ARTISTdirect Records, LLC, resulting in an increase in loans payable	—	—	(5,255)

     The following is the adjustment resulting from the change to consolidation from equity accounting for ARTISTdirect Records, LLC effective December 31, 2003:

Cash	$7
Other assets	40
Accounts payable	(901)
Accrued expenses	(1,212)
Due to ARTISTdirect, Inc.	(45)
Net liability to BMG	(8,749)
Bridge notes payable – outside investors	(755)
Bridge notes payable – minority interest	(481)
Liability associated with record label joint venture	14,208
Minority interest	(1,312)
Adjustment resulting from change to consolidation from equity accounting for ARTISTdirect Records, LLC	(800)

$—

     As a result of the consolidation of ARTISTdirect Records effective December 31, 2003, the Company recorded a credit to additional paid-in capital of $800,000, which consisted of the net 65% majority interest portion of the total debt forgiven in 2003 by the Chairman of ARTISTdirect Records of $534,000 ($822,000 x 65%), and other adjustments aggregating $266,000.

5. SHORT-TERM INVESTMENTS

     The Company’s short-term investments consist of the following:

	December 31, 2002		December 31, 2003
	Fair		Fair
	Market	Amortized	Market	Amortized
	Value	Cost	Value	Cost
(in thousands)
United States corporate and bank debt	$6,124	$6,056	$1,022	$1,012

6. ARTIST ADVANCES

     As of December 31, 2003, ARTISTdirect Records had signed recording agreements with six artists and had advanced a total of $1.238 million through such date with respect to these artists. The amount of these advances is recoupable against royalties to be earned by the artists based on sales. However, given that most of the artists signed by the record label have no previous track record, the advances have been expensed by ARTISTdirect Records as incurred. As of December 31, 2003, ARTISTdirect Records is contractually committed to additional minimum artist advances of approximately $1.5 million, all of which is payable in 2004.

7. PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and consist of the following:

	December 31,
	2002	2003
	(in thousands)
Computer equipment and software	$8,680	$8,750
Furniture and fixtures	1,737	734
Leasehold improvements	2,674	—

	13,091	9,484
Less accumulated depreciation	(9,462)	(9,177)

Property and equipment, net	$3,629	$307

     In June 2003, the Company initiated discussions with its landlord regarding the potential termination or restructuring of its office lease that had a term through April 2010. On June 24, 2003, the landlord filed suit against the Company for unlawful detainer of its premises and in July 2003 the landlord drew down the entire remaining $1.35 million letter of credit that the Company had provided as a security deposit in conjunction with the execution of the original lease. In September 2003, the Company reached an agreement to terminate its lease with the landlord. In conjunction with the termination, the Company issued to the landlord warrants to purchase 200,000 shares of the Company’s common stock exercisable at $0.50 per share through September 8, 2008. In October 2003, the legal proceedings against the Company were dismissed with prejudice. As a result, the Company recorded an expense of $429,000, comprised of $1.35 million under the letter of credit which was funded by the Company, plus $100,000 of expense related to the issuance of the warrants to the landlord, calculated pursuant to the Black-Scholes option-pricing model, offset by deferred rent obligations and other credits of $1.021 million.

     Impairment of fixed assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event the carrying amount of fixed assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. There was no impairment of long-lived assets as of December 31, 2002, as undiscounted expected cash flows exceeded net book value. During the three months ended June 30, 2003, the Company determined that its fixed assets were impaired due to continuing losses, going concern issues, the delisting of its common stock from the NASDAQ Stock Market, and the likelihood that the majority of these assets would likely be abandoned in the near future. The Company determined that these factors were indicators of impairment and thus reduced the carrying amount of the fixed assets to their estimated fair value by recording a write-off of $2.225 million during the three months ended June 30, 2003. The leasehold improvements were subsequently abandoned when the Company vacated the premises, and most of the Company’s remaining property and equipment was subsequently sold to third party liquidators for cash. This amount has been reported as a loss from sale and abandonment of property and equipment in the consolidated statement of operations for the year ended December 31, 2003.

8. ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURN RESERVE

     A summary of the activity with respect to the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2001	2002	2003
	(in thousands)
Balance, beginning of period	$389	$1,584	$40
Provision for doubtful accounts	1,503	42	83
Amounts charged off	(308)	(1,586)	(35)
Adjustment resulting from change to consolidation from equity accounting for ARTISTdirect Records effective December 31, 2003	—	—	55

Balance, end of period	$1,584	$40	$143

     A summary of the activity with respect to the reserve for sales returns is as follows:

	Years Ended December 31,
	2001	2002	2003
	(in thousands)
Balance, beginning of period	$75	$11	$282
Provision for sales returns	248	403	695
Amounts charged off	(312)	(132)	(870)
Adjustment resulting from change to consolidation from equity accounting for ARTISTdirect Records effective December 31, 2003	—	—	160

Balance, end of period	$11	$282	$267

9. GOODWILL

     The Company adopted SFAS No. 142 in January 2002. The following table reconciles the reported net loss for the year ended December 31, 2001 to the adjusted amount, excluding previously reported goodwill amortization expense, which is no longer recorded under the provisions of SFAS No. 142. The Company did not record any goodwill amortization expense in the years ended December 31, 2002 or 2003.

Year Ended
December 31, 2001
(in thousands,
except share data)
Reported net loss attributable to common shareholders	$(70,571)
Goodwill amortization	2,786

Adjusted net loss	$(67,785)

Basic and diluted loss per share:
Reported net loss	$(19.49)
Goodwill amortization	0.77

Adjusted net loss	$(18.72)

     While not contemplated by the disclosure requirements of SFAS No. 142, the elimination of goodwill amortization in the year ended December 31, 2001 would have increased the related recorded balances of goodwill in this period and accordingly would have increased the loss from impairment of goodwill in 2002 by an aggregate amount equal to the eliminated goodwill amortization.

10. ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

	December 31,
	2002	2003
	(in thousands)
Accrued cost of sales	$905	$480
Accrued payroll and related	881	960
Accrued professional fees	445	273
Sublease rent loss	119	—
Accrued advertising costs	9	—
Other accrued expenses	659	570

Total accrued expenses	$3,018	$2,283

11. INVESTMENT IN ARTISTDIRECT RECORDS, LLC

     In May 2001, ADI entered into an agreement with Frederick W. (Ted) Field to become Chairman and Chief Executive Officer of ADI and through its wholly-owned subsidiary, ARTISTdirect Recordings, Inc., to form a new record label, ARTISTdirect Records, LLC (“ARTISTdirect Records”), in partnership with ADI. On June 29, 2001, ADI’s stockholders approved the employment of Mr. Field and the formation of the ARTISTdirect Records record label. ARTISTdirect Records was formed as a 50/50 co-venture between ADI and Mr. Field. Mr. Field is the Chief Executive Officer of ARTISTdirect Records. The primary business activity of ARTISTdirect Records is the sale of compact discs by artists signed to the record label.

     ADI initially committed to fund a total of $50 million to ARTISTdirect Records over five years at the rate of $15.0 million per year, subject to a limit of $33 million in any three year period. Any funding in excess of these amounts required the approval of ADI’s Board of Directors. ADI has funded $33.0 million through December 31, 2003.

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North America distribution agreement and worldwide license agreement with BMG Music, a wholly-owned partnership of Bertelsmann Music Group, Inc., the global music division of Bertelsmann AG (“BMG”). Under the terms of the agreement, BMG agreed to distribute the label’s releases in North America, and BMG licensed ARTISTdirect Records’ repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from ADI. As part of this transaction, BMG agreed to advance certain monies against net sales proceeds under the agreements and also assumed $5.0 million of ADI’s funding commitment to ARTISTdirect Records. As a result of the BMG equity purchase, ADI’s funding commitment was reduced to $45 million. In December 2002, BMG exercised its option to extend the term of the distribution and license agreement until September 2004.

     Under the distribution and license agreements, BMG made non-returnable advances to ARTISTdirect Records of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from ARTISTdirect Records’ artist repertoire. The advances are to be recouped on a monthly basis based on a defined calculation. As of December 31, 2002 and 2003, the unrecouped balance related to distribution advances from BMG was $4.1 million and $8.7 million, respectively.

     In August 2002, ADI’s Board of Directors approved an agreement (the “Accelerated Funding Agreement”) to accelerate up to $10 million of its funding commitment to ARTISTdirect Records. This funding was in addition to the $15 million that ADI was obligated to advance to ARTISTdirect Records in 2002 as part of the initial $50 million funding commitment. During 2002, ADI funded its $15 million commitment plus the additional $10 million bridge loan for total advances to the record label of $25.0 million in 2002 and $30.25 million from the inception of the record label through December 31, 2002. The $10 million of accelerated funding was credited toward the satisfaction of ADI’s overall funding commitment and funding obligation for 2003, resulting in a remaining funding commitment of $2.75 million for 2003 and $12.0 million for 2004. ADI advanced the $2.75 million during 2003. ADI’s commitment to fund ARTISTdirect Records is subject to a guaranty for the benefit of BMG. Should ADI fail to meet its commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of ADI’s interest in ARTISTdirect Records.

     As consideration for entering into the Accelerated Funding Agreement, ADI received an additional 20% interest in ARTISTdirect Records from Radar Records Holdings, L.L.C. (“RRH”), the entity through which Mr. Field owns his interest in ARTISTdirect Records, which resulted in an increase in ADI’s ownership share of ARTISTdirect Records from 45% to 65% and a decrease in Mr. Field’s ownership share from 50% to 30%. The Accelerated Funding Agreement also provides that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by ADI will be borne both by RRH and ADI pro rata with their then respective ownership interests. Furthermore, the Accelerated Funding Agreement provides for RRH to guarantee a 25% minimum annual compounded return to be realized from ADI’s advances and equity interests in ARTISTdirect Records. Due to the uncertainty with respect to the realization of such rate of return, ADI has not recorded any amounts related to the 25% minimum annual compounded return in its consolidated financial statements.

     Because ADI did not have voting or operating control of ARTISTdirect Records, even with its majority ownership position, through December 31, 2003 it did not consolidate the results of ARTISTdirect Records; ADI recorded its share of losses based on the equity method of accounting as loss from equity investments in its consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of ADI’s total funding commitment, ADI had committed to fund 100% of the operations of ARTISTdirect Records and had recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. From May 1, 2002 through December 31, 2003, ADI has recorded only its proportionate share, on the basis of remaining relative funding commitments, of any losses of ARTISTdirect Records. ADI has funded a total of $33.0 million of its funding commitment. ADI recognized $8.6 million, $29.3 million and $9.3 million of equity loss from ARTISTdirect Records for the years ended December 31, 2001, 2002 and 2003, respectively.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. The Company adopted FIN 46 effective December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003, and the operations of ARTISTdirect Records will be consolidated beginning January 1, 2004.

     ADI charged ARTISTdirect Records $200,000, $1.35 million and $563,000 in 2001, 2002 and 2003, respectively, for the reimbursement of overhead costs, including rent and other occupancy costs, telephone and internet services, and the services of certain ADI personnel primarily in the areas of accounting, legal, information technology, human resources and administration. These amounts are reflected as a reduction to general and administrative expense in ADI’s consolidated statements of operations for such periods.

     The carrying amount of ADI’s investment in ARTISTdirect Records at December 31, 2002 represents the difference between ADI’s investment and advances and ADI’s share of losses from ARTISTdirect Records. Through December 31, 2003, ADI continued to record the losses of ARTISTdirect Records. ADI recorded its loan advances to ARTISTdirect Records as additional equity investments. As of December 31, 2002, ADI’s share of losses exceeded the amount of ADI’s investment and advances at that date, resulting in a credit balance of approximately $7.7 million, which was classified as a liability on ADI’s consolidated balance sheet at December 31, 2002. As of December 31, 2003, the Company consolidated the balance sheet of ARTISTdirect Records.

     ADI had no recorded investment in its loans to ARTISTdirect Records, as the carrying amount of the loans had been reduced to zero as a result of ADI recording its share of losses of ARTISTdirect Records during the years ended December 31, 2001, 2002 and 2003. ADI does not record interest income on the loans to ARTISTdirect Records.

     The loan advances provided to ARTISTdirect Records by ADI and BMG bear interest at a rate of LIBOR plus four percent and the principal and interest are not repayable until December 31, 2015 or upon such time as ARTISTdirect Records achieves certain defined levels of excess cash flow and available cash. As of December 31, 2002 and 2003, ARTISTdirect Records had loans payable to ADI of $30.25 million and $33.0 million, respectively, which have been eliminated in consolidation in 2003, and to BMG of $4.75 million. In addition, as of December 31, 2002 and 2003, ARTISTdirect Records had accrued interest payable to ADI of $1.1 million and $3.0 million, respectively, and to BMG of $189,000 and $447,000, respectively. During the year ended December 31, 2003, Mr. Field loaned $898,000 to ARTISTdirect Records (see Note 13).

     The $898,000 of loans from Mr. Field has been classified as bridge notes payable in the consolidated balance sheet at December 31, 2003.

     A roll forward schedule of ADI’s net investment balance for the years ended December 31, 2002 and 2003 is as follows:

	December 31,
	2002	2003
	(in thousands)
Balance, beginning of period	$(3,027)	$(7,699)
Investment and advances	25,000	2,750
Sale of equity interests	(250)	—
Intercompany activity with ARTISTdirect Records, LLC	(186)	(3)
Equity losses recorded	(29,236)	(9,256)
Consolidation of ARTISTdirect Records, LLC	—	14,208

Balance, end of period	$(7,699)	$—

     As of December 31, 2003, ARTISTdirect Records did not have sufficient working capital resources to conduct operations. During the three months ended September 30, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital.

     ADI does not have the resources to meet its remaining $12.0 million funding commitment to ARTISTdirect Records for 2004. ARTISTdirect Records requires additional capital in order to continue operations, and therefore ADI is continuing to pursue alternatives to raise additional capital for both itself and for ARTISTdirect Records. However, there can be no assurance that additional capital can be obtained by either ADI or by ARTISTdirect Records on reasonable terms or at all. If additional funds are raised through the issuance of equity securities of either ADI or ARTISTdirect Records, the percentage ownership of ADI’s current stockholders in ADI and/or the ADI’s ownership of ARTISTdirect Records would be reduced. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of ADI’s investment in ARTISTdirect Records. In such event, ARTISTdirect Records may seek to divest all or certain of its assets or ADI may seek to divest all or a part of its ownership of ARTISTdirect Records, in order to raise the capital necessary to sustain business operations of ADI and/or ARTISTdirect Records. Should this fail, ARTISTdirect Records may consider a formal or informal restructuring or reorganization, potentially resulting in a total loss of ADI’s investment in ARTISTdirect Records.

12. INVESTMENTS IN OTHER AFFILIATED COMPANIES

     The Company had a 45% ownership in SnoCore, LLC and accounted for this investment under the equity method through December 31, 2003. The Company recorded equity income (loss) of $48,000, $(16,000) and $(64,000) with respect to this investment for the years ended December 31, 2001, 2002 and 2003, respectively. Effective December 31, 2003, the Company exchanged its 45% ownership interest in SnoCore, LLC for a 9% net profits interest. The Company did not record any gain or loss on this transaction at December 31, 2003.

     During the year ended December 31, 2000, the Company entered into a joint venture, ARTISTdirect Latin America, LLC, in which the Company held a 50% ownership interest. The Company made investments of $250,000 and $395,000 during the years ended December 31, 2000 and 2001, respectively, and recorded these amounts as its share of losses under the equity method. During the year ended December 31, 2002, the venture ceased operations and no additional investment was made or loss recognized by the Company.

13. BRIDGE NOTES PAYABLE

     As of December 31, 2003, ARTISTdirect Records had received $898,000 of loans from Ted Field and $1.150 million of loans from outside investors (including $100,000 from Jonathan V. Diamond, the Company’s new President and Chief Executive Officer). The total loans of $2.048 million during 2003 were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and will be converted into new equity of ARTISTdirect Records as part of its next equity financing. The $1.150 million of loans from outside investors has been presented as bridge notes payable in the consolidated balance sheet at December 31, 2003.

     The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted. The relative fair value of the warrants issued was $1.024 million (one-half of the amount funded by the investors in the Bridge Notes), which was recorded as a reduction to the carrying amount of the Bridge Notes and a credit to capital, and is being charged to operations as interest expense over the specified term of the Bridge Notes.

     In addition, since the Bridge Notes are convertible into equity based on their face amount, this results in a beneficial conversion feature with a relative fair value of $1.024 million. Since the commitment date for the beneficial conversion feature is contingent upon the completion of ARTISTdirect Record’s next equity financing, the fair value of the beneficial conversion feature will be charged to operations over the remaining life of the Bridge Notes at that time.

     During the year ended December 31, 2003, ARTISTdirect Records recognized $203,000 as interest expense with respect to the amortization of the fair value of the warrants. Additional interest expense of $821,000 will be recognized ratably in 2004 and 2005 over the remaining term of the Bridge Notes. As of December 31, 2003, the carrying amount of the Bridge Notes, including accrued interest of $67,000, was $1.294 million.

     A reconciliation of bridge notes payable issued by ARTISTdirect Records during 2003 to amounts presented in the consolidated balance sheet at December 31, 2003 is presented below. During the year ended December 31, 2003, ARTISTdirect Records recorded costs with respect to such bridge notes as summarized below.

	Outside
	Investors	Ted Field
Gross amount funded during 2003	$1,150	$898
Deduct:
Fair value of warrants	(575)	(449)
Add:
Accrued interest	44	23
Amortization of fair value of warrants in 2003	136	67

Net liability at December 31, 2003	$755	$539

14. iMUSIC

     During 2002, the Company’s wholly-owned subsidiary, ARTISTdirect Digital, Inc., began operating a record label under the brand name iMusic. Operations consist primarily of the sale of compact discs by artists signed to the iMusic record label. iMusic’s concept was to focus on the signing of established artists with a proven sales base and an ability to generally make records less expensively than developing artists. In addition, the Company expected that substantially less would be spent on marketing and promotion of these releases than on those of new artists. During the three months ended June 30, 2003, management of the Company decided to scale back the activity of its iMusic label in order to conserve capital. During the three months ended September 30, 2003, the Company executed an agreement with GC Music, pursuant to which the Company assigned its rights and obligations to six unreleased artists in exchange for a cash payment of $100,000 as a reduction to prior advances related to the six artists and a profit interest in the projects. The Company retains the distribution rights to the albums previously released under the original terms of its distribution agreements with its other signed artists. The Company does not plan to sign any additional artists or release any additional albums domestically or internationally under the iMusic label and expects very minimal sales activity in the future. During the years ended December 31, 2002 and 2003, revenues generated by the iMusic label were $613,000 and $1,352,000, respectively. At December 31, 2003, accounts receivable relating to the iMusic label were $106,000.

15. DISCONTINUED OPERATIONS

     In December 2001, the Company decided to exit the music talent agency business and as a result this segment has been classified as a discontinued operation in the consolidated statement of operations for years ended December 31, 2001 and 2002 and its net results are reflected as income from discontinued operations. The agency business did not have any significant assets or liabilities associated with it and no gain or loss was recognized related to its disposal. The wind up of operations of the agency business was completed during 2002. A summary of the statements of operations of the agency business segment is as follows:

	Years Ended December 31,
	2001	2002
	(in thousands)
Agency commission revenues	$1,043	$259
Cost of revenues	642	85

Gross profit	401	174
General and administrative	354	27

Income from discontinued operations	$47	$147

16. INCOME TAXES

     Income taxes differ from the amount computed using a tax rate of 35% as a result of the following:

	Years Ended December 31,
	2001	2002	2003
	(in thousands)
Computed expected tax benefit	$(24,474)	$(16,919)	$(7,595)
State and local income taxes, net of federal income tax benefit	(3,298)	(2,311)	(1,302)
Goodwill amortization/write-off	4,371	276	—
Adjustments to deferred tax assets	—	2,172	28,396
Other	13	20	—

	(23,388)	(16,762)	19,499
Increase (decrease) in valuation allowance	23,388	16,762	(19,499)

Total tax benefit	$—	$—	$—

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2003 are presented below:

	December 31,
	2002	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$57,477	$60,933
Amortization of stock-based compensation	27,819	2,370
Other	2,206	2,674

Total deferred tax assets	87,502	65,977
Less: valuation allowance	(81,353)	(61,854)

Net deferred assets	6,149	4,123
Deferred tax liability — state income taxes	(6,149)	(4,123)

Net deferred tax assets	$—	$—

     At December 31, 2003, the Company had net operating loss carryforwards totaling approximately $142 million for Federal income tax purposes expiring beginning in 2020 and California state net operating loss carryforwards of $127 million expiring beginning in 2008. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, primarily net operating loss carryforwards as of December 31, 2003, the Company has recorded a 100% valuation allowance against its net deferred tax assets as of December 31, 2002 and 2003.

     In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible.

     In addition, Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of an “ownership change”. Accordingly, a portion of the Company’s net operating losses for Federal income tax purposes may be limited due to previous changes in ownership.

17. SIGNIFICANT CONTRACTS

     In February 2002, the Company amended an existing agreement with Ticketmaster pursuant to which the Company agreed to purchase online advertising totaling $2.0 million from Ticketmaster and in conjunction became entitled to certain non-exclusive opportunities to “pre-sell” tickets on the ARTISTdirect website. The Company recognized as sales and marketing expense the amount paid on a straight-line basis, which approximated how the services were received, over the amended term of the agreement. The term of the amended agreement expired in April 2003.

     In connection with the issuance of Series C Preferred shares in 1999 and 2000, the Company entered into strategic relationships with four record labels. Under the terms of these agreements, the Company had the right to purchase certain content related to each of the respective companies’ artists on terms generally made available to other online music companies. Under one of the agreements, the Company provided marketing and promotional services on its network and recognized advertising and sponsorship revenues of $1,000,000 and $500,000 in the years ended December 31, 2000 and 2001, respectively. The Company never received any content as expected under the agreement and during 2001 it determined that the collectibility of this receivable either in the form of cash or acceptable content was impaired. Consequently, a provision for doubtful accounts of $1.5 million was recorded in the consolidated statement of operations during the year ended December 31, 2001. The Company did not provide or receive any services or benefits from any of the other labels and did not record any revenues or expenses related to these other agreements.

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North American distribution agreement and worldwide license agreement with BMG. Under the terms of the agreement, BMG distributes ARTISTdirect Records releases in North America, and BMG licenses ARTISTdirect Records repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from the Company. In connection with the purchase of equity, BMG agreed to assume $5.0 million of the Company’s funding commitment to ARTISTdirect Records. This loan advance bears interest at a rate of LIBOR plus 4%, and the principal and interest are not repayable until December 31, 2015, or upon such time as ARTISTdirect Records achieves certain defined levels of excess cash flow and available cash.

     Under the distribution and license agreements, BMG made non-returnable advances to ARTISTdirect Records, of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from ARTISTdirect Records’ artist repertoire. The advances are to be recouped on a monthly basis based on a defined calculation. As of December 31, 2002 and 2003, the unrecouped balances related to distribution advances from BMG were $4.1 million and $8.7 million, respectively.

18. RELATED PARTY TRANSACTIONS

     For the years ended December 31, 2001, 2002 and 2003, the Company incurred legal expenses of approximately $364,000, $260,000 and $156,000, respectively, for legal services provided by Lenard & Gonzalez LLP and its successor firm, Lenard, Brisbin & Klotz LLP. Allen Lenard, one of the Company’s former directors who resigned from the board in September 2002, was Managing Partner of Lenard & Gonzalez LLP and is managing partner of Lenard, Brisbin & Klotz LLP. In addition, during 2001, ADI also paid legal fees of $530,000 to Lenard, Brisbin & Klotz in connection with the ARTISTdirect Records transaction, which has been treated as an advance to ARTISTdirect Records under the operating agreement.

     During the three months ended September 30, 2003, the Company significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. The Company also relocated its administrative offices to a site leased by a company owned by Ted Field. The Company sub-leases these offices on a month-to-month basis. During the year ended December 31, 2003, the Company accrued $56,000 as rent expense, which represents occupancy costs for September through December 2003.

     See Notes 11, 13, 19, 20, 21 and 23 for additional related party transactions.

19. RESCISSION OFFER

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

     As a result of the completion of the rescission offer, the Company recorded stock compensation expense of $6.9 million and $1.9 million in 2001 and 2002, respectively. The $6.9 million of compensation expense recognized in 2001 consisted of $859,000 reflected in cost of revenues and $6.1 million included in operating expenses as stock-based compensation. The $1.9 million of compensation expense recognized in 2002 consisted of $900,000 reflected in cost of revenues and $1.0 million reflected in operating expenses. No additional compensation expense related to the rescission offer was recorded in 2003.

     As of December 31, 2001, the Company reclassified $2.7 million of unearned compensation (related to the original option grants subject to the rescission offer) to prepaid stock-based compensation in the balance sheet, as the underlying equity instruments were no longer outstanding as a result of the rescission of the instruments in December 2001.

     The Company’s Chief Financial Officer at the time of the rescission offer in December 2001 tendered outstanding options to purchase 45,918 shares of the Company’s common stock in exchange for $390,340, as a result of which the options were cancelled.

     The Company did not record any compensation expense related to the shares and options of those holders who chose not to accept the rescission offer. The Securities Act of 1933, as amended (the "Securities Act"), does not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered under the Securities Act as required. However, federal courts in the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. The Company believes that subsequent to the rescission offer, any rights to rescind will be contingent upon legal rulings, the outcome of which are not currently determinable. Accordingly, the Company has accounted for shares and options that were not rescinded in the rescission offer as if there is no right of rescission. In the event any rescissions occur subsequent to the expiration of the rescission offer in December 2001, the Company will account for those rescissions, if any, in the manner described above at the time those rescissions are completed.

20. STOCKHOLDERS’ EQUITY

     COMMON STOCK

     In April 2001, the Company completed a tender offer in which it repurchased 200,000 shares of common stock for a total cost of $2.5 million. The repurchased shares are reflected as treasury stock in the balance sheets as of December 31, 2002 and 2003.

     In May 2001, the Company authorized the purchase of up to $2 million worth of the Company’s common stock. During 2001, the Company repurchased in the open market or in privately negotiated transactions 39,499 shares of common stock for an aggregate purchase price of approximately $234,000. This repurchase was separate from the Company’s tender offer described above, and is reflected as treasury stock in the balance sheets as of December 31, 2002 and 2003. No shares were repurchased by the Company in 2002 or 2003.

     On July 5, 2001, the Company effected a 1-for-10 reverse stock split. The outstanding common securities, options and warrants have been retroactively adjusted to reflect the reverse stock split. All discussion of equity amounts in these financial statements reflects the effect of the reverse stock split.

     During December 2003, the Company issued 40,000 shares of common stock to a consultant for services rendered which were valued at $0.50 per share, resulting in a charge to operations of $20,000.

     WARRANTS

     During 1999, the Company issued warrants, which were immediately exercisable, to purchase 35,967 shares of common stock at $40.00 per share to two vendors from whom it purchased merchandise. None of the warrants had been exercised as of December 31, 2003. The value of the warrants was $864,000, of which $322,000, $79,000 and $32,000 was recognized as stock based compensation in cost of revenues for the years ended December 31, 2001, 2002 and 2003, respectively. The term of the agreements expired in 2003. The warrants expire in June 2007.

     In January 2000, the Company issued warrants to purchase 6,250 shares of common stock at $139.28 per share in connection with an office lease. The warrants were exercisable upon grant and expire in January 2005. As of December 31, 2003, none of these warrants had been exercised. The warrants were valued at $568,000 and were being amortized over the term of the related lease. During the years ended December 31, 2001, 2002 and 2003, $57,000, $57,000 and $379,000, respectively, had been recorded as stock-based compensation expense with respect to these warrants. As a result of the termination of this office lease in 2003 (see Note 7), the unamortized portion of these warrants was written off during 2003.

     In September 2003, the Company issued warrants to purchase 200,000 shares of common stock as part of the consideration for an office lease termination (see Note 7).

21. STOCK OPTION AND STOCK PURCHASE PLANS

     EMPLOYEE OPTION PLAN

     In October 1999, the Company implemented the 1999 Employee Stock Option Plan that replaced the 1998 Unit Option Plan. The plan has currently reserved 870,420 shares of the Company’s common stock for issuance to employees, non-employee members of the board of directors and consultants. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares. No option may have a term in excess of 10 years. The options generally vest within three years. As of December 31, 2003, 758,492 shares remained available for future option grant.

     The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, Interpretation No. 44, and other related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     Summary stock option activity for 1999 Employee Stock Option Plan during the years ended December 31, 2001, 2002 and 2003 is as follows:

	Options Outstanding
		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding options at December 31, 2000	566,304	$58.36
Granted	35,687	7.50
Exercised	—	—
Cancelled	(418,836)	44.78

Outstanding options at December 31, 2001	183,155	79.51
Granted	100,000	5.94
Exercised	—	—
Cancelled	(35,149)	17.02

Outstanding options at December 31, 2002	248,006	58.43
Granted	—	—
Exercised	—	—
Cancelled	(136,079)	100.71

Outstanding options at December 31, 2003	111,927	$7.04

     The Company recorded stock-based compensation of $2.7 million, $31,000 and $0 related to stock options granted to employees under the 1999 Employee Stock Option Plan during the years ended December 31, 2001, 2002 and 2003, respectively.

     The following table summarizes information regarding options outstanding and options exercisable at December 31, 2003:

	Options Outstanding
		Weighted		Options Exercisable
		average
		remaining	Weighted		Weighted
Exercise	Number	contractual	average	Number	Average
Prices	of shares	life	exercise price	of shares	exercise price
$4.80	40,000	5.78	$4.80	26,667	$4.80
5.10	10,000	5.77	5.10	10,000	5.10
7.50	58,603	4.83	7.50	58,603	7.50
12.40	786	1.58	12.40	786	12.40
30.00	450	3.76	30.00	450	30.00
36.00	439	3.76	36.00	439	36.00
40.00	1,650	4.44	40.00	1,650	40.00
$4.80-$40.00	111,928	5.22	$7.04	98,594	$7.34

     In May 2001, the Company granted an officer three non-qualified stock options, which are not part of any stock option plan maintained by the Company, to purchase 444,480 shares of common stock at an exercise price of $7.50 per share. Options on 302,370 shares are exercisable immediately (the underlying shares pursuant to the exercise of this option vests over five years from the date of the option grant), options on 75,588 shares are exercisable in the event the 30-day average closing price of the Company’s common stock on NASDAQ equals or exceeds $35.00 per share within three years from the grant date, and options on 66,522 shares are exercisable in the event the 30-day average closing price of the Company’s common stock on NASDAQ equals or exceeds $70.00 per share within three years of the grant date. The two options that are not exercisable upon grant shall also become exercisable in the event of a de-listing of the Company’s common stock from NASDAQ and a subsequent re-listing, a change in control of the Company or an involuntary termination of the officer (within three years of the date of grant). If not vested by June 29, 2004, the options for 75,588 shares and 66,522 shares will terminate.

     In September 2001, the Company granted options to purchase 35,687 shares of its common stock at an exercise price of $7.50 per share to outside legal counsel. The fair value of the stock options granted to the outside legal counsel was $171,000 and was recorded as stock based compensation during the year ended December 31, 2001 as the grant related to past services.

     ADVISOR OPTION PLAN

     In June 1999 and as amended in October 1999 and March 2000 the Company adopted the 1999 Artist and Artist Advisor Stock Option Plan (the “Advisor Plan”). The Advisor Plan has currently reserved 294,617 shares of common stock for issuance to artists for whom the Company entered into agreements related to online and e-commerce activities and their agents, business managers, attorneys and other advisors. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to one percent (1%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 37,500 shares. As of December 31, 2003, 259,081 shares remained available for future option grants. The options expire seven years from the date of grant and vesting generally varies between one to three years. In December 2001, a majority of the outstanding options under the Advisor plan were rescinded and cancelled. No new option grants under this plan were made during 2002 or 2003.

     Summary stock option activity for the Advisor Plan options during the years ended December 31, 2001, 2002 and 2002 is as follows:

	Options Outstanding
		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding options at December 31, 2000	119,336	$67.05
Granted	—	—
Exercised	—	—
Cancelled	(83,800)	43.23

Outstanding options at December 31, 2001	35,536	123.29
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding options at December 31, 2002	35,536	123.29
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding options at December 31, 2003	35,536	$123.29

     The weighted average fair value of options granted under the Advisor Plan was $66.50 per option in 2000 resulting in a total value for options granted of $2.1 million. Of the $2.1 million, $1.8 million was expensed in 2000 and $300,000 was expensed in 2001.

     The following table summarizes information regarding options outstanding and options exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	contractual	Average	Number	average
Exercise prices	of shares	life	exercise price	of shares	exercise price
$36.00	1,250	3.78	$36.00	1,250	$36.00
40.00	4,422	3.61	40.00	4,422	40.00
139.28	29,864	4.25	139.28	29,864	139.28

$36.00-$139.28	35,536	4.15	$123.29	35,536	$123.29

     ARTIST OPTION PLAN

     In June 1999 and as amended in October 1999, the Company adopted the 1999 Artist Stock Plan (the “Artist Plan”). The Artist Plan currently has reserved 620,420 shares of common stock for issuance to artists for whom the Company entered into agreements related to their online and e-commerce activities. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares. As of December 31, 2003, 596,546 shares remained available for future option grants. The options expire seven years from the date of grant and vesting generally varies between one to three years. In December 2001, a majority of the outstanding options under the Advisor plan were rescinded and cancelled. No new option grants under this plan were made during 2002 or 2003.

     Summary stock option activity for the Artist Option Plan during the years ended December 31, 2001, 2002 and 2003 is as follows:

	Options Outstanding
		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding options at December 31, 2000	222,375	$59.86
Granted	—	—
Exercised	—	—
Cancelled	(198,501)	57.07

Outstanding options at December 31, 2001	23,874	83.15
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding options at December 31, 2002	23,874	83.15
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding options at December 31, 2003	23,874	$83.15

     The following table summarizes information regarding options outstanding and options exercisable at December 31, 2003:

	Options Outstanding and Exercisable
		Weighted
		average	Weighted
	Number	remaining	Average
Exercise prices	of shares	contractual life	exercise price
$40.00	13,499	3.66	$40.00
139.28	10,375	4.20	139.28

$40.00-$139.28	23,874	3.90	$83.15

     Total compensation expense related to the Advisor Plan and the Artist Option Plan (excluding the impact of the rescission offer) was $10.6 million, $2.9 million and $540,000 for the years ended December 31, 2001, 2002 and 2003, respectively, of which $7.2 million, $2.1 million and $33,000, respectively, was included in cost of revenue, and $3.4 million, $800,000 and $527,000, respectively, was included in operating expenses.

     For the year ended December 31, 2001, the decrease in unearned compensation of $2.4 million was a result of the cancellation of unvested compensatory employee options.

     EMPLOYEE STOCK PURCHASE PLAN

     In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan that has reserved 100,000 shares of common stock for issuance under this plan. This share reserve automatically increases on the first trading day in January each calendar year, by an amount equal to one percent (1%) of the total number of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 25,000 shares. Terms of the plan permit eligible employees to purchase common stock through payroll deduction of up to 15% of each employee’s compensation. The accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date at a purchase price per share equal to 85% of the fair market value per share on the participant’s entry date into the offering period or the semi-annual purchase date, whichever is lower. Pursuant to the provisions of APB No. 25, shares issued to employees under this plan are considered non-compensatory. During the years ended December 31, 2001, 2002 and 2003, 3,902 shares, 1,134 shares and 375 shares, respectively, were issued under this plan for total proceeds of $17,000, $4,000 and $440, respectively.

     See Note 23 for a description of non-plan stock options to purchase 259,659 shares of common stock issued to the Company’s President and Chief Executive Officer, and non-plan stock options to purchase 444,480 shares of common stock issued to the Company’s Chairman, who is also the Chief Executive Officer of ARTISTdirect Records.

22. 401(K) PLAN

     The Company has adopted the Cash or Deferred Profit Sharing Plan and Trust under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees of the Company age 21 years or older who complete three months of service are eligible to participate in the 401(k) Plan. The Company does not match participants’ contributions to the 401(k) Plan. Accordingly, there is no related expense for the years ended December 31, 2001, 2002 and 2003.

23. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     Future minimum lease payments under operating leases for certain equipment are as follows:

Year Ended
December 31,
(in thousands)
2004	$38

     Rent expense under operating leases for the years ended December 31, 2001, 2002 and 2003 was $1,961,000, $1,806,000 and $2,144,000 (including $56,000 to a related party in 2003), respectively.

     EMPLOYMENT CONTRACTS

     Future payments under employment and consulting contracts are as follows:

Years Ended
December 31,
(in thousands)
2004	$305
2005	185
2006	116

Total	$606

     Effective September 29, 2003, the Company entered into an employment agreement with Jonathan V. Diamond to serve as the Company’s President and Chief Executive Officer through August 15, 2006 with a base annual salary of $185,000 plus certain benefits. In conjunction with the employment agreement, the Company granted Mr. Diamond a non-plan, non-qualified stock option to purchase 259,659 shares of common stock at an exercise price of $0.85 per share, which was the approximate fair market value of the common stock at the date of grant.

     Effective May 31, 2003, Marc P. Geiger, the Company’s former Vice Chairman of the Board of Directors and President – Artist Services, resigned as an officer of the Company. Mr. Geiger remains as a director of the Company. Mr. Geiger’s July 2001 amended employment agreement, which had an initial term extending through June 30, 2006, provided for an annual salary of $500,000 plus certain benefits. The amended employment agreement also provided that under certain conditions, Mr. Geiger would receive a payment of $1,000,000 plus one year’s salary upon the termination of his employment with the Company. In February 2001, the Company loaned Mr. Geiger $150,000, with interest at 7%. The term of the loan was initially one year, but was extended in September 2001 to five years commensurate with the amendment of Mr. Geiger’s employment agreement in July 2001. Mr. Geiger was obligated to repay the loan in five equal annual principal payments of $30,000, along with accrued interest to date, beginning in September 2002. In consideration for Mr. Geiger terminating his employment agreement effective as of the date of his resignation and waiving all rights to compensation under the employment agreement, the Company paid Mr. Geiger his accrued compensation and benefits of approximately $184,000, and Mr. Geiger repaid the $150,000 loan plus accrued interest.

     Effective December 31, 2003, Keith Yokomoto, the Company’s former President and Chief Operating Officer, entered into a Termination Agreement and Mutual General Release. Mr. Yokomoto remains as a director of the Company. Mr. Yokomoto’s July 2001 employment agreement, which had an initial term extending through June 30, 2006, provided for an annual salary of $500,000 plus certain benefits, and a commencement advance of $300,000, representing a pre-payment of $60,000 against any monies that would otherwise become payable to Mr. Yokomoto under the Company’s executive performance bonus pool for each year of the initial five-year term of the employment agreement. The employment agreement also provided that under certain conditions, Mr. Yokomoto would receive a payment of $350,000 plus one year’s salary upon the termination of his employment with the Company. In consideration for Mr. Yokomoto terminating his employment agreement effective as of December 31, 2003 and waiving all rights to $1.25 million of remaining compensation under the employment agreement, the Company paid Mr. Yokomoto his accrued but unpaid salary at the rate of $500,000 per year through December 31, 2003 aggregating $412,847 and his accrued but unused vacation pay through December 31, 2003 aggregating $76,924, and Mr. Yokomoto repaid the Company the unearned portion of the commencement advance of $150,000.

     Effective January 1, 2004, the Company entered into a one-year consulting agreement with Mr. Yokomoto that provides for total compensation of $120,000. Effective January 9, 2004, the Company also issued to Mr. Yokomoto two non-qualified stock options to purchase 10,000 shares and 50,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through January 9, 2011. The option for 10,000 shares was immediately vested upon issuance. The option for 50,000 shares vests in increments of 10,000 shares on February 1, 2004, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, based on the accomplishment of certain milestones by each respective date.

     In May 2001, the Company entered into an agreement with Frederick W. (Ted) Field to serve as Chairman and Chief Executive Officer of the Company and to form a new record label, ARTISTdirect Records, as a co-venture with the Company. On June 29, 2001, the Company’s stockholders approved the employment of Mr. Field and the formation of the ARTISTdirect Records record label. ARTISTdirect Records was formed as a 50/50 co-venture between the Company and Mr. Field. Mr. Field is the Chief Executive Officer of ARTISTdirect Records. In conjunction therewith, the Company entered into an employment agreement and stock option agreement with Mr. Field.

     Mr. Field’s employment agreement, which has an initial term extending through May 31, 2006, provided for an annual base salary of $500,000 plus certain benefits. The employment agreement also provided that under certain conditions, Mr. Field would receive a lump-sum payment equal to his annual base salary for (i) 50% of the remaining term of the employment agreement if termination occurs within the first three years of his employment, (ii) his annual base salary for one year if termination occurs in the fourth year of his employment, and (iii) his annual base salary for the full remaining term of the employment agreement if termination occurs in the fifth year of his employment.

     In May 2001, the Company also granted Mr. Field three non-qualified stock options, which are not part of any stock option plan maintained by the Company, to purchase 444,480 shares of common stock at an exercise price of $7.50 per share. Options on 302,370 shares are exercisable immediately (the underlying shares pursuant to the exercise of this option vests over five years from the date of the option grant), options on 75,588 shares are exercisable in the event the 30-day average closing price of the Company’s common stock on NASDAQ equals or exceeds $35.00 per share within three years from the grant date, and options on 66,522 shares are exercisable in the event the 30-day average closing price of the Company’s common stock on NASDAQ equals or exceeds $70.00 per share within three years of the grant date. The two options that are not exercisable upon grant shall also become exercisable in the event of a de-listing of the Company’s common stock from NASDAQ and a subsequent re-listing, a change in control of the Company or an involuntary termination of the officer (within three years of the date of grant). If not vested by June 29, 2004, the options for 75,588 shares and 66,522 shares will terminate.

     During 2002, Mr. Field’s employment agreement was amended whereby Mr. Field agreed to defer his future salary until the Company raised new debt or equity financing of at least $20 million. During the three months ended June 30, 2003, Mr. Field’s employment agreement was further amended whereby all deferred and any future salary, except a base amount, would be waived, even if new debt or equity financing is raised. Accordingly, during the year ended December 31, 2003, $411,000 of accrued compensation due to Mr. Field by the Company was recorded as gain from forgiveness of debt in the consolidated statement of operations.

     LITIGATION

     The Company is subject to various pending and threatened legal actions which arise in the normal course of business. The Company’s management believes that the impact of such litigation will not have a material adverse impact on its financial position or results of operations.

24. REPORTABLE SEGMENTS

     Information with respect to the Company’s operating segments for the years ended December 31, 2001, 2002 and 2003 is presented below. During the year ended December 31, 2003, the Company operated primarily through three reportable segments: E-commerce operations (“E-commerce”), Media Operations (“Media”) and Record Label operations (“Record Label”). Record label operations consisted primarily of the iMusic record label. Since the Company accounted for its interest in ARTISTdirect Records on the equity method of accounting during 2001, 2002 and 2003, the operations of ARTISTdirect Records are not included for such periods.

     In prior years, the Company also considered its talent agency business to be a segment, but the Company decided in December 2001 to exit this business and as a result it has been shown as a discontinued operation in the consolidated statements of operations. The Company also previously considered digital music to be a separate segment; however, this business did not develop as quickly as initially anticipated and it is no longer considered a separate reportable segment. The segment data below has been restated for all periods to reflect the current segment structure.

     E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline. Record label revenue is generated from the sale of recorded music performed by artists signed to the Company’s iMusic record label.

     The factors for determining reportable segments were based on services and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA (earnings or loss before interest, taxes, depreciation and amortization, including stock-based compensation, impairment losses, and minority interest). Included in EBITDA are direct operating expenses for the segment. The following table summarizes the revenue and EBITDA by segment for the years ended December 31, 2001, 2002 and 2003. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Years Ended December 31,
	2001	2002	2003
		(in thousands)
Net Revenue:
E-commerce	$7,542	$4,713	$3,459
Media	2,879	924	1,173
Record label	—	613	1,352

	$10,421	$6,250	$5,984

EBITDA:
E-commerce	$(2,605)	$(137)	$553
Media	(6,908)	(3,065)	(576)
Record label	—	(1,396)	(354)

	(9,513)	(4,598)	(377)
Corporate	(16,086)	(6,654)	(3,096)

	$(25,599)	$(11,252)	$(3,473)

	Years Ended December 31,
	2001	2002	2003
	(in thousands)
Reconciliation of EBITDA to Net Loss:
EBITDA per Segments	$(25,599)	$(11,252)	$(3,473)
Stock-based compensation	(20,820)	(4,981)	(560)
Depreciation and amortization	(6,512)	(2,814)	(1,014)
Amortization of vendor prepaid	(139)	—	—
Loss from impairment of goodwill	(11,444)	(788)	—
Loss from sale and abandonment of property and equipment	—	—	(2,225)
Loss from equity investments	(8,998)	(29,252)	(9,320)
Interest income (expense), net	3,585	748	146
Income from discontinued operations	47	147	—
Cumulative effect of consolidation of ARTISTdirect Records, LLC	—	—	(5,255)

	$(69,880)	$(48,192)	$(21,701)

     Assets as of December 31, 2002 and 2003 are summarized as follows:

	December 31,
	2002	2003
	(in thousands)
Assets:
Corporate	$14,455	$2,066
E-commerce	432	528
Media	819	355
Record label	219	57

	$15,925	$3,006

     Assets by segment are those assets used in the Company operations in each segment. Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

     As of December 31, 2002 and 2003, the Company had advanced $30.25 million and $33.0 million to its record label venture, ARTISTdirect Records, and had recorded losses of approximately $8.6 million, $29.3 million and $9.3 million with respect to this investment for the years ended December 31, 2001, 2002 and 2003, respectively (see Note 11).

25. QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly results of operations for the years ended December 31, 2002 and 2003. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	March 31,	June 30,	September 30,	December 31,	Year Ended
	2002	2002	2002	2002	December 31, 2002
Net revenue	$1,331	$1,441	$1,758	$1,720	$6,250
Gross loss	(1,490)	(1,270)	(862)	(868)	(4,490)
Loss from continuing operations	(13,323)	(15,201)	(9,991)	(9,824)	(48,339)
Income (loss) from discontinued operations	158	(11)	—	—	147
Net loss	$(13,165)	$(15,212)	$(9,991)	$(9,824)	$(48,192)

Basic and diluted loss per share:
From continuing operations	$(3.85)	$(4.40)	$(2.89)	$(2.84)	$(13.96)
From discontinued operations	0.05	—	—	—	0.04

Total	$(3.80)	$(4.40)	$(2.89)	$(2.84)	$(13.92)

	March 31,	June 30,	September 30,	December 31,	Year Ended
	2003	2003	2003	2003	December 31, 2003
Net revenue	$1,699	$1,976	$879	$1,430	$5,984
Gross profit	163	758	131	569	1,621
Loss from continuing operations	(7,131)	(5,424)	(1,670)	(2,221)	(16,446)
Cumulative effect of consolidation of ARTISTdirect Records, LLC	—	—	—	(5,255)	(5,255)
Net loss	$(7,131)	$(5,424)	$(1,670)	$(7,476)	$(21,701)

Basic and diluted loss per share:
From continuing operations	$(2.06)	$(1.57)	$(0.48)	$(0.64)	$(4.75)
From cumulative effect of consolidation of ARTISTdirect Records, LLC	—	—	—	(1.52)	(1.52)

Total	$(2.06)	$(1.57)	$(0.48)	$(2.16)	$(6.27)

26. SUBSEQUENT EVENTS (UNAUDITED)

     During the three months ended March 31, 2004, Mr. Field advanced an additional $1.89 million to ARTISTdirect Records to fund operating expenses and the settlement of artist contracts. In consideration for such advances, Mr. Field received Bridge Notes and warrants as described at Note 13.

ARTISTDIRECT RECORDS, LLC

INDEPENDENT AUDITORS REPORT

The Members
ARTISTdirect Records, LLC

We have audited the accompanying balance sheet of ARTISTdirect Records, LLC (the “Company”) as of December 31, 2003 and the related statements of operations, members’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARTISTdirect Records, LLC as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ARTISTdirect Records, LLC will continue as a going concern. As more fully described in Note 1, the Company has incurred substantial operating losses and negative cash flows from operations to date. The Company needs additional capital to fund its operations. As of December 31, 2003, the Company has a net working capital deficiency of $10.9 million and a members’ deficit of $53.355 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GUMBINER, SAVETT, FINKEL, FINGLESON & ROSE, INC.

Santa Monica, California
April 6, 2004

ARTISTDIRECT RECORDS, LLC

BALANCE SHEETS
(IN THOUSANDS)

	December 31,	December 31,
	2002	2003
Assets
Current assets:
Cash	$—	$7
Accounts receivable, net	18	—
Inventory, net	85	—
Prepaid expenses	118	—

Total current assets	221	7
Property and equipment, net	231	40
Other assets, net	85	—

	$537	$47

Liabilities and Members’ Deficit
Current liabilities:
Accounts payable	$531	$901
Accrued expenses	2,122	1,212
Due to ARTISTdirect, Inc., a related party	1	45
Net liability to BMG, a distributor and a related party	4,113	8,749

Total current liabilities	6,767	10,907
Non-current liabilities:
Interest payable	1,276	3,451
Loan advances from ARTISTdirect, Inc., a related party, and BMG, a distributor and a related party	35,000	37,750
Bridge notes payable – outside investors	—	755
Bridge notes payable – Chief Executive Officer and a related party	—	539

Total liabilities	43,043	53,402

Commitments and contingencies
Members’ deficit	(42,506)	(53,355)

	$537	$47

See accompanying notes to financial statements.

ARTISTDIRECT RECORDS, LLC

STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Period from May 31,
	2001 (inception) to	Year Ended	Year Ended
	December 31, 2001	December 31, 2002	December 31, 2003
Net revenue	$—	$3,709	$1,426
Cost of revenue:
Manufacturing and distribution expenses	—	1,305	420
Advances and royalties, net	3,174	8,788	1,378

Total cost of revenue	3,174	10,093	1,798
Gross loss	(3,174)	(6,384)	(372)
Operating expenses:
Sales and marketing	799	12,029	3,287
General and administrative	4,549	14,374	6,450
Depreciation and amortization	2	36	39
Loss from sale and abandonment of property and equipment	—	—	100

Total operating expenses	5,350	26,439	9,876
Loss from operations	(8,524)	(32,823)	(10,248)
Interest expense, net, including amortization of bridge note warrants of $203,000 in 2003	126	1,133	2,447

Net loss	$(8,650)	$(33,956)	$(12,695)

See accompanying notes to financial statements.

ARTISTDIRECT RECORDS, LLC

STATEMENTS OF MEMBERS’ DEFICIT
(IN THOUSANDS)

Members’
Deficit
Balance at May 31, 2001 (inception)	$—
Initial capital contribution upon formation	100
Net loss	(8,650)

Balance at December 31, 2001	(8,550)
Net loss	(33,956)

Balance at December 31, 2002	(42,506)
Compensation forgiven by Chief Executive Officer and member	822
Issuance of bridge note warrants	1,024
Net loss	(12,695)

Balance at December 31, 2003	$(53,355)

See accompanying notes to financial statements.

ARTISTDIRECT RECORDS, LLC

STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Period from May 31,
	2001 (inception) to	Year Ended	Year Ended
	December 31, 2001	December 31, 2002	December 31, 2003
Cash flows from operating activities:
Net loss	$(8,650)	$(33,956)	$(12,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	36	39
Allowance for obsolescence	—	250	204
Allowance for sales returns	—	800	888
Amortization of bridge note warrants	—	—	203
Loss from sale and abandonment of property and equipment	—	—	100
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	—	(18)	18
Prepaid expenses and other current assets	(59)	(394)	(1)
Other assets	(115)	30	85
Increase (decrease) in -
Accounts payable, accrued expenses and other liabilities	738	1,673	282
Due to ARTISTdirect, Inc., a related party	187	(186)	44
Net liability to BMG, a distributor and a related party	2,500	813	3,748

Net cash used in operating activities	(5,397)	(30,952)	(7,085)

Cash flows from investing activities:
Purchases of property and equipment	(23)	(246)	—
Proceeds from sale of property and equipment	—	—	52

Net cash provided by (used in) investing activities	(23)	(246)	52

Cash flows from financing activities:
Proceeds from issuance of bridge notes	—	—	2,048
Proceeds from loan advances from ARTISTdirect, Inc., a related party	5,250	25,000	2,750
Proceeds from loan advances from BMG, a distributor and a related party	—	4,750	—
Net increase in interest payable	135	1,141	2,242
Net increase in cash overdraft	—	242	—
Proceeds from initial capital contributions	100	—	—

Net cash provided by financing activities	5,485	31,133	7,040

Net increase (decrease) in cash	65	(65)	7
Cash at beginning of period	—	65	—

Cash at end of period	$65	$—	$7

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$—

Cash paid during the period for taxes	$—	$—	$—

See accompanying notes to financial statements.

ARTISTDIRECT RECORDS, LLC

NOTES TO FINANCIAL STATEMENTS

PERIOD FROM MAY 31, 2001 (INCEPTION) TO DECEMBER 31, 2001,
AND YEARS ENDED DECEMBER 31, 2002 AND 2003

1. BASIS OF PRESENTATION

     ORGANIZATION AND BUSINESS ACTIVITIES

     ARTISTdirect Records, LLC (the “Company”) was formed in May 2001 as a 50/50 co-venture between ARTISTdirect, Inc. (“ADI”) and Radar Records Holdings, LLC (“Radar Records”), an entity owned and controlled by Frederick W. (Ted) Field, the then Chairman and Chief Executive Officer of ADI. At its formation, the Company issued 10,000,000 membership units for total proceeds of $100,000. The Company commenced operations in July 2001. The Company, headquartered in Los Angeles, California, develops new musical artists and produces and distributes their recordings as an independent label utilizing both traditional channels and emerging Internet distribution channels.

     At the time of formation of the Company, ADI committed to provide funding of up to $50 million over five years at the rate of $15.0 million per year, subject to a limit of $33 million in any three year period. Any funding in excess of these amounts required the approval of ADI’s Board of Directors. ADI has funded $33.0 million through December 31, 2003.

     In November 2001, ADI agreed to sell a 5% equity interest in the Company to BMG Music, a wholly-owned partnership of Bertelsmann Music Group, Inc., the global music division of Bertelsmann AG (“BMG”), in connection with entering into a North American distribution agreement and a worldwide licensing agreement. In April 2002, these agreements were formally executed. As part of these transactions, BMG agreed to advance certain monies against net sales proceeds under the agreements and also assumed $5.0 million of ADI’s funding commitment to the operations of the Company. As a result of the BMG equity purchase, ADI’s funding commitment was reduced to $45 million. In December 2002, BMG exercised its option to extend the term of the distribution and license agreement until September 2004.

     In August 2002, ADI’s Board of Directors approved an agreement (the “Accelerated Funding Agreement”) to accelerate up to $10 million of its funding commitment to the Company. This funding was in addition to the $15 million that ADI was obligated to advance to the Company in 2002 as part of the initial $50 million funding commitment. During 2002, ADI funded its $15 million commitment plus the additional $10 million bridge loan for total advances to the record label of $25.0 million in 2002 and $30.25 million from the inception of the record label through December 31, 2002. The $10 million of accelerated funding was credited toward the satisfaction of ADI’s overall funding commitment and funding obligation for 2003, resulting in a remaining funding commitment of $2.75 million for 2003 and $12.0 million for 2004. ADI advanced the $2.75 million during 2003. ADI’s commitment to fund the Company is subject to a guaranty for the benefit of BMG. Should ADI fail to meet its commitment, BMG may choose to enforce the guaranty or provide substitute financing that could result in dilution of ADI’s interest in the Company.

     As consideration for entering into the Accelerated Funding Agreement, ADI received an additional 20% interest in the Company from Radar Records Holdings, L.L.C. (“RRH”), the entity through which Mr. Field owns his interest in the Company, which resulted in an increase in ADI’s ownership share of the Company from 45% to 65% and a decrease in Mr. Field’s ownership share from 50% to 30%. BMG’s ownership percentage remained at 5%. The Accelerated Funding Agreement also provides that any dilution from the issuance of equity interests in the Company that would have been borne solely by ADI will be borne both by RRH and ADI pro rata with their then respective ownership interests. Furthermore, the Accelerated Funding Agreement provides for RRH to guarantee a 25% minimum annual compounded return to be realized from ADI’s advances and equity interests in the Company.

     The loan advances provided to the Company by ADI bear interest at a rate of LIBOR plus 4% and the principal and interest are not repayable until December 31, 2015 or upon such time as the Company achieves certain defined levels of excess cash flow and available cash. As of December 31, 2002 and 2003, the Company had loans payable to ADI of $30.25 million and $33.0 million, respectively. In addition, as of December 31, 2002 and 2003, the Company had accrued interest payable to ADI of $1.1 million and $3.0 million, respectively.

GOING CONCERN

     The Company has incurred losses and negative cash flows from operations since inception in 2001 and has an accumulated deficit of $53.4 million as of December 31, 2003. For the year ended December 31, 2003, the Company incurred a net loss of $12.7 million and had negative working capital of $10.9 million at December 31, 2003. The Company has relied on loan and distribution advances to fund its operations to date. During 2003, the Company received loan advances of $2.75 million from ADI and has received a total of $37.75 million of loan advances through December 31, 2003. As of December 31, 2003, the Company did not have sufficient working capital resources to conduct operations. Management expects the Company to continue to incur operating losses for the foreseeable future.

     During the three months ended September 30, 2003, the Company significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. During 2003, the Company relied on $898,000 of loans from Ted Field and $1,150,000 of loans from outside investors to fund operations. The total loans of $2.048 million during 2003 were obtained through the issuance of convertible promissory notes (the “Bridge Notes”) (see Note 10).

     ADI does not have the resources to meet its remaining $12.0 million funding commitment to the Company for 2004. The Company requires additional capital in order to continue operations, and is therefore continuing to pursue alternatives to raise additional capital. However, there can be no assurances that additional capital can be obtained on reasonable terms or at all. Failure to raise additional capital could seriously harm the Company’s business. In such event, the Company may seek to divest all or certain of its assets in order to raise the capital necessary to sustain business operations. Should this fail, the Company may consider a formal or informal restructuring or reorganization.

     The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     Revenue consists primarily of the sale of compact discs by artists signed under contract with the Company. The Company recognizes revenues upon the shipment of compact discs from its distributor to retailers and independent wholesalers and records appropriate reserves for product returns. At the time of the shipment of the product, the following criterion under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” have been met: the seller’s price to the buyer is substantially fixed or determinable at the date of sale; the buyer has paid the seller, or the buyer is obligated to pay the seller, and the obligation is not contingent on resale of the product; the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; the buyer acquiring the product for resale has economic substance apart from that provided by the seller; the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and the amount of future returns can be reasonably estimated.

     The Company estimates the provision for returns on a quarterly basis by album based on the amount of time since the initial album release, the actual returns to date, the trend of sales activity (sales by the retailers and wholesalers) and the number of unsold units at retailers and wholesalers. Returns to the Company’s distributor are deemed to be returns to the Company. Revenues recorded for the years ended December 31, 2002 and 2003 are net of a provision for actual and estimated future returns of $1.7 million and $888,000, respectively.

     COST OF REVENUE

     Manufacturing expenses consist of the cost of pressing compact discs, manufacturing printed booklets and packaging materials, and a provision for the obsolescence of finished goods and components. Distribution expenses consist of the distribution fee payable to BMG and other distribution expenses, including the cost of processing returns and warehousing inventory. Artist advances and royalty expenses consist of payments made to artists and others in connection with the recording of an album.

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

     INVENTORY

     Inventory, net of a provision for obsolescence, consists of finished albums maintained in the warehouse of the Company’s distributor and is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Inventory has been fully reserved at December 31, 2003.

     DEPRECIATION

     Depreciation is provided using the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture and fixtures	7 years
Studio equipment	7 years

     INCOME TAXES

     The Company is treated as a limited liability company for federal and state income tax reporting purposes whereby its income (loss) is reported in the individual income tax returns of the Company’s members.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which addresses the measurement date and recognition approach for such transactions. The Company recognizes compensation expense related to variable awards in accordance with FIN 28. For fixed awards, the Company recognizes expense over the vesting period or the period of service

     The Company did not record any stock-based compensation expense for the period ended December 31, 2001 and the years ended December 31, 2002 and 2003.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Impairment of long-lived assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.

     See Note 5 for write-downs in 2003 with respect to the Company’s property and equipment.

     CONCENTRATION OF CREDIT RISK AND SUPPLIER RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company’s exposure to losses on receivables is dependent upon the financial condition of its distributor, BMG, which is responsible for credit losses from retail and wholesale customers.

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

     The carrying amount of the Bridge Notes payable approximates fair value as the related effective interest rate (including the discount) approximates rates currently available to the Company.

     COMPREHENSIVE LOSS

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company did not have any items of comprehensive income (loss) during 2001, 2002 or 2003 except the net loss.

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

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statement presentation or disclosures.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, it retains many of the fundamental provisions of that statement. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statement presentation or disclosures.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 for long-lived assets held for use did not have a material impact on the Company’s financial statement presentation or disclosures.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial statement presentation or disclosures.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective December 31, 2002. The Company has determined that it will continue to account for stock-based employee compensation in accordance with APB No. 25.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statement presentation or disclosures.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statement presentation or disclosures.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim and annual periods ended after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial statement presentation or disclosures.

     In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective July 1, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s financial statement presentation or disclosures.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Early adoption is permitted. The Company adopted FIN 46 as of December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial statement presentation or disclosures. However, as a result of the adoption of FIN 46 by ADI as of December 31, 2003, the Company’s balance sheet was consolidated with ADI’s balance sheet at December 31, 2003, and the Company’s operations will be consolidated with ADI’s operations beginning January 1, 2004. ADI previously accounted for the Company’s operations under the equity method of accounting.

4. ARTIST ADVANCES

     As of December 31, 2003, the Company had signed recording agreements with six artists and had advanced a total of $1.238 million through such date with respect to these artists. The amount of these advances is recoupable against royalties to be earned by the artists based on sales. However, given that most of the artists signed by the record label have no previous track record, the advances have been expensed by the Company as incurred. As of December 31, 2003, the Company is contractually committed to additional minimum artist advances of approximately $1.5 million, all of which is payable in 2004.

5. PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and consist of the following:

	December 31,
	2002	2003
	(in thousands)
Computer equipment and software	$71	$58
Furniture and fixtures	29	30
Studio equipment	169	10

	269	98
Less accumulated depreciation	(38)	(58)

Property and equipment, net	$231	$40

     Impairment of fixed assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event the carrying amount of fixed assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. There was no impairment of long-lived assets as of December 31, 2002. During the three months ended June 30, 2003, the Company determined that its fixed assets were impaired due to continuing losses, going concern issues, and the likelihood that the majority of these assets would likely be abandoned in the near future. The Company determined that these factors were indicators of impairment and thus reduced the carrying amount of the fixed assets to their estimated fair value by recording a write-off of $100,000 during the three months ended June 30, 2003. Most of the Company’s property and equipment was subsequently sold to third party liquidators for cash. This amount has been reported as a loss from sale and abandonment of property and equipment in the statement of operations for the year ended December 31, 2003.

6. ALLOWANCE FOR SALES RETURN RESERVE

     A summary of the activity with respect to the reserve for sales returns for the periods indicated is as follows:

	Period Ended	Year Ended	Year Ended
	December 31, 2001	December 31, 2002	December 31, 2003
	(in thousands)
Balance, beginning of period	$—	$—	$800
Provision for sales returns	—	1,689	888
Actual returns	—	(889)	(1,528)

Balance, end of period	$—	$800	$160

7. ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

	December 31,
	2002	2003
	(in thousands)
Accrued compensation and related	$1,082	$881
Accrued sales and marketing	530	—
Accrued royalties	245	250
Other accrued expenses	265	81

Total accrued expenses	$2,122	$1,212

8. SIGNIFICANT CONTRACTS

     In November 2001, the Company agreed in principle to enter into a preliminary North American distribution agreement and worldwide license agreement with BMG Music (“BMG”), the global music division of Bertelsmann AG. Under the terms of the agreement, BMG distributes the Company’s releases in North America, and BMG licenses the Company’s repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of the Company from ADI. As part of this transaction, BMG agreed to advance certain monies against net sales proceeds under the agreements and also assumed $5.0 million of ADI’s funding commitment to the Company, which was advanced during 2002. As a result of the BMG equity purchase, ADI’s funding commitment was reduced to $45 million. In December 2002, BMG exercised its option to extend the term of the distribution and license agreement until September 2004.

     Under the distribution and license agreements, BMG made non-returnable advances to the Company of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from the Company’s artist repertoire. The advances are to be recouped on a monthly basis based on a defined calculation. As of December 31, 2002 and 2003, the unrecouped balances related to distribution advances from BMG were $4.1 million and $8.7 million, respectively.

     The loan advances provided to the Company by BMG bear interest at a rate of LIBOR plus 4% and the principal and interest are not repayable until December 31, 2015 or upon such time as the Company achieves certain defined levels of excess cash flow and available cash. As of December 31, 2002 and 2003, the Company had loans payable to BMG of $4.75 million. In addition, as of December 31, 2002 and 2003, the Company had accrued interest payable to BMG of $189,000 and $447,000, respectively.

9. RELATED PARTY TRANSACTIONS

     During 2001, ADI paid legal fees of $530,000 to Lenard, Brisbin & Klotz LLP in connection with the transaction pursuant to which the Company was formed and capitalized, which has been treated as an advance to the Company under the operating agreement. Allen Lenard, one of ADI’s former directors who resigned from its board of directors in September 2002, is managing partner of Lenard, Brisbin & Klotz LLP. During the year ended December 31, 2003, the Company paid $155,000 of legal fees to Lenard, Brisbin & Klotz LLP.

     ADI charged the Company $200,000, $1.35 million and $563,000 in 2001, 2002 and 2003, respectively, for the reimbursement of overhead costs, including rent and other occupancy costs, telephone and internet services, and the services of certain ADI personnel primarily in the areas of accounting, legal, information technology, human resources and administration. These amounts were included in general and administrative expense.

     During the three months ended September 30, 2003, the Company significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. The Company also relocated its administrative offices to offices leased by a company owned by Ted Field. The Company sub-leases these offices on a month-to-month basis. Rent expense for the period September through December 2003 was not material.

     The Company entered into an employment agreement with Ted Field to serve as Chief Executive Officer, which had an initial term extending through May 31, 2006, and which provided for an annual base salary of $1,000,000 plus certain benefits. The employment agreement also provided that under certain conditions, Mr. Field would receive a lump-sum payment equal to his annual base salary for (i) 50% of the remaining term of the employment agreement if termination occurs within the first three years of his employment, (ii) his annual base salary for one year if termination occurs in the fourth year of his employment, and (iii) his annual base salary for the full remaining term of the employment agreement if termination occurs in the fifth year of his employment.

     During 2002, Mr. Field’s employment agreement was amended whereby Mr. Field agreed to defer his future salary until the Company raised new debt or equity financing of at least $20 million. During the three months ended June 30, 2003, Mr. Field’s employment agreement was further amended whereby all deferred and any future salary, except a base amount, would be waived, even if new debt or equity financing is raised. Accordingly, during the year ended December 31, 2003, $822,000 of accrued compensation due to Mr. Field by the Company was credited to capital in the statement of members’ deficit.

     See Notes 1, 10 and 14 for additional related party transactions.

10. BRIDGE NOTES PAYABLE

     As of December 31, 2003, the Company had received $898,000 of loans from Ted Field and $1,150,000 of loans from outside investors (including $100,000 from Jonathan V. Diamond, ADI’s new President and Chief Executive Officer). The total loans of $2.048 million during 2003 were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and will be converted into new equity of the Company as part of its next equity financing. The $1,150,000 of loans from outside investors has been presented as bridge notes payable in the balance sheet at December 31, 2003. The $898,000 of loans from Mr. Field has been presented as bridge notes payable in the balance sheet at December 31, 2003.

     The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of the Company at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted. The relative fair value of the warrants issued was $1.024 million (one-half of the amount funded by the investors in the Bridge Notes), which was recorded as a reduction to the carrying amount of the Bridge Notes and a credit to capital, and is being charged to operations as interest expense over the specified term of the Bridge Notes.

     In addition, since the Bridge Notes are convertible into equity based on their face amount, this results in a beneficial conversion feature with a relative fair value of $1.024 million. Since the commitment date for the beneficial conversion feature is contingent upon the completion of the Company’s next equity financing, the fair value of the beneficial conversion feature will be charged to operations over the remaining life of the Bridge Notes at that time.

     During the year ended December 31, 2003, the Company recognized $203,000 as interest expense with respect to the amortization of the fair value of the warrants. Additional interest expense of $821,000 will be recognized ratably in 2004 and 2005 over the remaining term of the Bridge Notes. As of December 31, 2003, the carrying amount of the Bridge Notes, including accrued interest of $67,000, was $1.294 million.

     A reconciliation of bridge notes payable issued by the Company during 2003 to amounts presented in the balance sheet at December 31, 2003 is presented below.

	Outside
	Investors	Ted Field
Gross amount funded during 2003	$1,150	$898
Deduct:
Fair value of warrants	(575)	(449)
Add:
Accrued interest	44	23
Amortization of fair value of warrants in 2003	136	67

Net liability at December 31, 2003	$755	$539

11. 401(K) PLAN

     In 2001, the Company adopted ADI’s Cash or Deferred Profit Sharing Plan and Trust under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees of the Company age 21 years or older who complete three months of service are eligible to participate in the 401(k) Plan. The Company does not match contributions by participants to the 401(k) Plan. Accordingly, there is no related expense for the period from May 31, 2001 (inception) to December 31, 2001 and the years ended December 31, 2002 and 2003.

12. LITIGATION

     The Company is subject to various pending and threatened legal actions, which arise in the normal course of business. The Company’s management believes that the impact of such litigation will not have a material adverse impact on its financial position or results of operations.

13. SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

     Significant non-cash investing and financing activities are as follows:

	Period Ended	Year Ended	Year Ended
	December 31, 2001	December 31, 2002	December 31, 2003
	(in thousands)
Compensation forgiven by Chief Executive Officer	$—	$—	$822
Discount related to issuance of Bridge Note warrants	—	—	1,024

14. SUBSEQUENT EVENTS (UNAUDITED)

     During the three months ended March 31, 2004, Mr. Field advanced an additional $1.89 million to the Company to fund operating expenses and the settlement of artist contracts. In consideration for such advances, Mr. Field received Bridge Notes and warrants as described at Note 10.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 - 7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 - 7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Registrant’s Certificate of Incorporation and Bylaws determining the rights of holders of the Registrant’s common stock.

4.2	Specimen common stock certificate. Incorporated by reference to Exhibit 4.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No 333-87547), as amended by Amendment No.’s 1 - 7 thereto.

4.3	Registration Rights Letter Agreement dated May 31, 2001 between the Registrant and Frederick W. Field. Incorporated by reference to Exhibit 3 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.1	Amendment No. 1 dated February 27, 2002 to the Agreement dated July 19, 2000 between the Registrant and Ticketmaster. Incorporated by reference to Exhibit 10.35 in the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.2	Escrow Agreement dated March 13, 2002 among the Registrant, Ticketmaster and JPMorgan Chase Bank. Incorporated by reference to Exhibit 10.36 in the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.3	Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc. Incorporated by reference to Exhibit 10.37 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.4	Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect, Inc. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr. Field. Incorporated by reference to Exhibit 10.38 in the Registrant’s Current Report on Form 8-K filed on December 13, 2002.

10.5	Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect Records, L.L.C. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field. Incorporated by reference to Exhibit 10.39 in the Registrant’s Current Report on Form 8-K filed on December 13, 2002.

10.6	Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Keith Yokomoto to amend the Employment Agreement dated July 1, 2001 between ARTISTdirect, Inc. and Mr. Yokomoto. Incorporated by reference to Amendment No. 1 to Exhibit 10.40 in the Registrant’s Quarterly Report on Form 10-Q/A filed on December 23, 2002.

10.7	Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Marc Geiger to amend the Employment Agreement dated July 28, 1998, as amended on July 1, 2001, between ARTISTdirect, Inc. and Mr. Geiger. Incorporated by reference to Exhibit 10.41 in the Registrant’s Current Report on Form 8-K filed on December 23, 2002.

EXHIBIT NO.	DESCRIPTION
10.8	Letter Agreement dated December 11, 2002 between the Registrant and Benn Co., LLC consenting to the assignment by Old Glory Boutique Distributing, Inc. to Benn Co., LLC of the Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc. Incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003.

10.9	Agreement for Services dated as of June 13, 2002 between the Registrant and Frankel & Company. Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003.

10.10	Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect, Inc. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr. Field. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003.

10.11	Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect Records, L.L.C. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003.

10.12	Employment Agreement dated as of September 29, 2003 by and between the Registrant and Jon Diamond. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

10.13	Notice of Grant of Stock Option dated as of September 29, 2003 by and between the Registrant and Jon Diamond. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

10.14	Settlement, Release and Termination of Lease Agreement dated as of September 8, 2003, by and between 5670 Wilshire L.P. and the Registrant. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

10.15	Termination Agreement and Mutual Release by Keith Yokomoto and the Registrant dated as of December 31, 2003. Filed herewith.

10.16	Form of Director Indemnification Agreement. Incorporated by reference to Exhibit 10.29 in the Registrant’s Registration Statement on Form S-1 filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1-7 thereto.

10.17	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit 10.30 in the Registrant’s Registration Statement on Form S-1 filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1-7 thereto.

14.1	Code of business conduct and ethics

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No 333-50576), as amended by Amendment No.’s 1 - 5 thereto.

23.1	Consent of Gumbiner, Savett, Finkel, Fingleson & Rose, Inc. with respect to ARTISTdirect, Inc. and subsidiaries

23.2	Consent of Gumbiner, Savett, Finkel, Fingleson & Rose, Inc. with respect to ARTISTdirect Records, LLC

24.1	Powers of Attorney. See signature page to this Annual Report on Form 10-K.

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act