Form 10-K/A
period 2003-12-31
ARTISTDIRECT INC
filed 2004-06-01
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 includes the independent auditors reports of KPMG LLP, independent registered public accounting firm dated February 14, 2003 for ARTISTdirect, Inc. and ARTISTdirect Records, LLC and the consents to the incorporation by reference on the Form S-8 of such reports. We have also filed to make other minor changes to improve our disclosures. Except as required to reflect the changes noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a music entertainment company that combines an online music network and a record label business to provide an integrated offering for music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of Web sites offering multi-media content, music news and information, community around shared music interests, advertising sponsorships, music-related specialty commerce and digital music services. Through our co-venture record label, ARTISTdirect Records, we develop new musical artists and produce and distribute their recordings as an independent label utilizing both traditional channels of distribution and emerging Internet distribution channels.

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

     Record Labels.

     We began operating our iMusic record label in 2002. Operations consist primarily of the sale of compact discs by artists signed to the iMusic record label. iMusic’s concept was to focus on the signing of established artists with a proven sales base and an ability to generally make records less expensively than developing artists. In addition, we expected that substantially less would be spent on marketing and promotion of these releases than on those of new artists. In the second quarter of 2003, our management decided to scale back the activity of our iMusic label in order to conserve capital. In the third quarter of 2003, we entered into an agreement with GC Music, pursuant to which we assigned our rights and obligations to six unreleased artists in exchange for $100,000 and a profit interest in the projects. We retain the distribution rights to the albums previously released under the original terms of our distribution agreements with the other signed artists. We do not plan to sign any additional artists or release any additional albums domestically or internationally under the iMusic label and expect very minimal sales activity in the future.

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

     Record Label Revenue.

     iMusic. The iMusic record label generated revenue primarily from the sale of compact discs by artists signed to the iMusic record label. We recognized revenues upon the shipment of compact discs to retailers and independent wholesalers and recorded appropriate reserves for product returns. During the three months ended June 30, 2003, our management decided to scale back the activity of our iMusic label in order to conserve capital. During the three months ended September 30, 2003, we executed an agreement with GC Music, pursuant to which we assigned our rights and obligations to six unreleased artists in exchange for a cash payment of $100,000 as a reduction to prior advances related to the six artists and a profit interest in the projects. We retain the distribution rights to the albums previously released under the original terms of our distribution agreements with the other signed artists. We do not plan to sign any additional artists or release any additional albums domestically or internationally under the iMusic label and expects very minimal sales activity in the future.

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

SUMMARY COMPENSATION TABLE

							Long-Term
	Annual Compensation						Compensation
							Awards
						Other Annual	Securities Underlying	All Other
Name and Principal Positions	Year	Salary($)		Bonus($)		Compensation($)(1)	Options (#)	Compensation($)
Frederick W. Field	2003	$56,160	(2)	$—		$—	$—	$—
Chairman	2002	812,500	(3)	—	(5)	—	—	—
	2001	750,000	(4)	—		—	444,480	—
Jonathan V. Diamond	2003	46,250	(6)	4,315		1,950	259,659	—
Chief Executive Officer	2002	—		—		—	—	—
	2001	—		—		—	—	—
Marc P. Geiger	2003	249,999	(7)	—		—	—	4,167	(6)
Vice-Chairman and	2002	458,333	(8)	—		7,800	—	—
President, Artist Services	2001	325,000		350,000		7,800	—	—
Keith K. Yokomoto	2003	597,222	(9)	—	(10)	7,800	—	76,924	(9)
President, Chief Operating	2002	402,778		—		7,800	—	—
Officer and Director	2001	325,000		350,000		7,800	—	—

(1)	Reflects car allowance.

(2)	Includes $28,080 of deferred salary received in connection with Mr. Field’s service as Chief Executive Officer of ARTISTdirect Records, LLC. ARTISTdirect Records is a co-venture which is indirectly jointly owned by ARTISTdirect and Mr. Field. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(3)	Includes $541,667 of salary received in connection with Mr. Field’s service as Chief Executive Officer of ARTISTdirect Records, LLC. ARTISTdirect Records is a co-venture which is indirectly jointly owned by ARTISTdirect and Mr. Field. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(4)	Includes $500,000 of salary received in connection with Mr. Field’s service as Chief Executive Officer of ARTISTdirect Records. ARTISTdirect Records is a co-venture which is indirectly jointly owned by ARTISTdirect and Mr. Field. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(5)	From July 16, 2002, Mr. Field has elected to defer all of his salary under his employment agreements with ARTISTdirect and ARTISTdirect Records. During 2002, Mr. Field deferred $229,167 of salary from ARTISTdirect and $458,334 of salary from ARTISTdirect Records. In May 2003, all deferred salary totaling approximately $411,000 from the Company and approximately $822,000 from ARTISTdirect Records was waived. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(6)	Mr. Diamond entered into an employment agreement on September 29, 2003 with the Company in which he earned an annual salary of $185,000, received a signing bonus of $4,315 and a car allowance $650 per month.

(7)	Includes $145,833 in deferred salary and $4,167 in vacation pay which were paid to Mr. Geiger upon his termination as our employee, net of applicable tax withholdings, through the cancellation of repayment Mr. Geiger’s prepaid bonus of $150,000 upon the termination of Mr. Geiger’s employment on May 31, 2003. .

(8)	Since November 1, 2002, Mr. Geiger elected to defer 50% of his salary under his employment agreement with ARTISTdirect.

(9)	Includes $412,847 in deferred salary and $76,924 in accrued vacation pay which were paid to Mr. Yokomoto upon his termination as an employee on December 31, 2003. $150,000 of this amount was repaid to us for a prepaid bonus he received.

(10)	From August 1 through August 31, 2002, Mr. Yokomoto elected to defer 33% of his salary, and from September 1, 2002 until the termination of his employment contract, Mr. Yokomoto elected to defer 50% of his salary. During 2002 and 2003, Mr. Yokomoto deferred $97,222 and 315,625 of salary, respectively. This deferred amount and $76,924 in accrued vacation pay, net of applicable tax withholdings, was paid in a cash lump sum by upon the termination of Mr. Yokomoto’s employment with ARTISTdirect on December 31, 2003. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

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

Aggregated Option. Fiscal Year-End Value

     The following table provides information, with respect to the named executive officers, concerning unexercised options held by them at the end of the 2003 fiscal year. None of the named executive officers exercised any stock appreciation rights during the 2003 fiscal year and no stock appreciation rights were held by the named executive officers at the end of such year.

AGGREGATED FISCAL YEAR-END OPTION VALUES

			Value of Unexercised
	Number of Unexercised Options at		in-the-Money
	Fiscal Year End (#)		Options at Fiscal Year End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick W. Field	302,370	142,110	$0	$0
Jonathan V. Diamond	259,659	0	0	0
Marc P. Geiger	0	0	0	0
Keith K. Yokomoto	0	0	0	0

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

Report of Independent Registered Public Accounting Firm
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

ARTISTDIRECT, INC.
Date: May 21, 2004
	By:	/s/ Jonathan V. Diamond Jonathan V. Diamond Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick W. Field* Frederick W. Field	Chairman of the Board	May 21, 2004

/s/ Jonathan V. Diamond Jonathan V. Diamond	President and Chief Executive Officer and Director	May 21, 2004

/s/ Robert N. Weingarten Robert N. Weingarten	Chief Financial Officer	May 21, 2004

/s/ Marc P. Geiger* Marc P. Geiger	Director	May 21, 2004

/s/ Keith K. Yokomoto* Keith K. Yokomoto	Director	May 21, 2004

/s/ Stephen M. Krupa* Stephen M. Krupa	Director	May 21, 2004

/s/ Benjamin S. A. Moody* Benjamin S. A. Moody	Director	May 21, 2004

*Power of Attorney:

/s/ Robert N. Weingarten Robert N. Weingarten

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

/s/ GUMBINER, SAVETT, FINKEL, FINGLESON & ROSE, INC.

Santa Monica, California
April 6, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors
ARTISTdirect, Inc.

We have audited the accompanying consolidated balance sheet of ARTISTdirect, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficiency) and cash flows for each of the years in the two year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARTISTdirect, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

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

Los Angeles, California
February 14, 2003

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

/s/ GUMBINER, SAVETT, FINKEL, FINGLESON & ROSE, INC.

Santa Monica, California
April 6, 2004

Report of Independent Registered Public Accounting Firm

The Members
ARTISTdirect Records, LLC

We have audited the accompanying balance sheet of ARTISTdirect Records, LLC (the “Company”) as of December 31, 2002 and the related statements of operations, members’ deficit and cash flows for the period from May 31, 2001 (inception) through December 31, 2001 and for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARTISTdirect Records, LLC as of December 31, 2002 and the results of its operations and its cash flows for the period from May 31, 2001 (inception) through December 31, 2001 and for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

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

Los Angeles, California
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

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 - 7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 - 7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Registrant’s Certificate of Incorporation and Bylaws determining the rights of holders of the Registrant’s common stock.

4.2	Specimen common stock certificate. Incorporated by reference to Exhibit 4.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No 333-87547), as amended by Amendment No.’s 1 - 7 thereto.

4.3	Registration Rights Letter Agreement dated May 31, 2001 between the Registrant and Frederick W. Field. Incorporated by reference to Exhibit 3 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.1	Amendment No. 1 dated February 27, 2002 to the Agreement dated July 19, 2000 between the Registrant and Ticketmaster. Incorporated by reference to Exhibit 10.35 in the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.2	Escrow Agreement dated March 13, 2002 among the Registrant, Ticketmaster and JPMorgan Chase Bank. Incorporated by reference to Exhibit 10.36 in the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.3	Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc. Incorporated by reference to Exhibit 10.37 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.4	Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect, Inc. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr. Field. Incorporated by reference to Exhibit 10.38 in the Registrant’s Current Report on Form 8-K filed on December 13, 2002.

10.5	Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect Records, L.L.C. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field. Incorporated by reference to Exhibit 10.39 in the Registrant’s Current Report on Form 8-K filed on December 13, 2002.

10.6	Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Keith Yokomoto to amend the Employment Agreement dated July 1, 2001 between ARTISTdirect, Inc. and Mr. Yokomoto. Incorporated by reference to Amendment No. 1 to Exhibit 10.40 in the Registrant’s Quarterly Report on Form 10-Q/A filed on December 23, 2002.

10.7	Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Marc Geiger to amend the Employment Agreement dated July 28, 1998, as amended on July 1, 2001, between ARTISTdirect, Inc. and Mr. Geiger. Incorporated by reference to Exhibit 10.41 in the Registrant’s Current Report on Form 8-K filed on December 23, 2002.

EXHIBIT NO.	DESCRIPTION
10.8	Letter Agreement dated December 11, 2002 between the Registrant and Benn Co., LLC consenting to the assignment by Old Glory Boutique Distributing, Inc. to Benn Co., LLC of the Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc. Incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003.

10.9	Agreement for Services dated as of June 13, 2002 between the Registrant and Frankel & Company. Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003.

10.10	Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect, Inc. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr. Field. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003.

10.11	Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect Records, L.L.C. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003.

10.12	Employment Agreement dated as of September 29, 2003 by and between the Registrant and Jon Diamond. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

10.13	Notice of Grant of Stock Option dated as of September 29, 2003 by and between the Registrant and Jon Diamond. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

10.14	Settlement, Release and Termination of Lease Agreement dated as of September 8, 2003, by and between 5670 Wilshire L.P. and the Registrant. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

10.15	Termination Agreement and Mutual Release by Keith Yokomoto and the Registrant dated as of December 31, 2003. Incorporated by reference to Exhibit 10.15 in the Registrant’s Annual Report on Form 10-K filed on May 17, 2004.

10.16	Form of Director Indemnification Agreement. Incorporated by reference to Exhibit 10.29 in the Registrant’s Registration Statement on Form S-1 filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1-7 thereto.

10.17	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit 10.30 in the Registrant’s Registration Statement on Form S-1 filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1-7 thereto.

14.1	Code of business conduct and ethics. Incorporated by reference to Exhibit 14.1 in the Registrant’s Annual Report on Form 10-K filed on May 17, 2004.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No 333-50576), as amended by Amendment No.’s 1 - 5 thereto.

23.1	Consent of Gumbiner, Savett, Finkel, Fingleson & Rose, Inc. with respect to ARTISTdirect, Inc. and subsidiaries. Incorporated by reference to Exhibit 23.1 in the Registrant’s Annual Report on Form 10-K filed on May 17, 2004.

23.2	Consent of Gumbiner, Savett, Finkel, Fingleson & Rose, Inc. with respect to ARTISTdirect Records, LLC. Incorporated by reference to Exhibit 23.2 in the Registrant’s Annual Report on Form 10-K filed on May 17, 2004.

23.3	Consent of KPMG, LLP, independent registered public accounting firm with respect to ARTISTdirect, Inc. Filed herewith.

23.4	Consent of KPMG, LLP, independent registered public accounting firm with respect to ARTISTdirect Records, Inc. Filed herewith.

24.1	Powers of Attorney. See signature page to this Form 10-K/A.

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act. Filed herewith.

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act. Filed herewith.

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act. Filed herewith.

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act. Filed herewith.