Form 10-Q
period 2004-03-31
ARTISTDIRECT INC
filed 2004-06-08
CIK 1095079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 000-30063

ARTISTDIRECT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4760230 (I.R.S. Employer Identification Number)

10900 Wilshire Boulevard, Suite 1400 Los Angeles, California (Address of principal executive offices)	90024 (Zip Code)

(310) 443-5360
(Registrant’s telephone number, including area code)

Not Applicable
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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

As of March 31, 2004, the registrant had 3,502,117 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: None.

ARTISTDIRECT, INC. AND SUBSIDIARIES

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$258	$726
Restricted cash	350	350
Short-term investments	1,026	1,022
Accounts receivable, net	175	297
Prepaid expenses and other current assets	279	289

Total current assets	2,088	2,684
Property and equipment, net	224	307
Other assets	20	15

	$2,332	$3,006

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$111	$1,116
Accrued expenses	1,550	2,283
Net liability to BMG	8,627	8,749

Total current liabilities	10,288	12,148

Bridge notes payable – outside investors	850	755
Bridge notes payable – related party	1,627	539
Loan due to BMG, a distributor and a related party	5,264	5,197

Total liabilities	18,029	18,639

Minority interest	1,968	1,312
Commitments
Stockholders’ deficiency:
Preferred stock, $0.01 par value -
Authorized - 5,000,000 shares
Issued and outstanding – none	—	—
Common Stock, $0.01 par value -
Authorized - 15,000,000 shares
Issued - 3,825,019 shares
Outstanding - 3,502,117 shares	38	38
Treasury stock, 322,902 shares, at cost	(3,442)	(3,442)
Additional paid-in capital	209,128	209,128
Accumulated deficit	(223,391)	(222,679)
Unrealized gain on available for sale securities	2	10

Total stockholders’ deficiency	(17,665)	(16,945)

	$2,332	$3,006

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(amounts in thousands, except for share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(see Note 1)
Net revenue:
E-Commerce	$723	$811
Media	240	134
Record labels	96	754

Total net revenue	1,059	1,699

Cost of revenue:
Direct cost of product sales	1,165	1,001
Other cost of revenue	200	515
Stock-based compensation	—	20

Total cost of revenue	1,365	1,536

Gross profit (loss)	(306)	163

Operating expenses:
Sales and marketing	88	796
General and administrative	708	1,514
Stock-based compensation	—	14
Depreciation and amortization	83	413

Total operating expenses	879	2,737

Loss from operations	(1,185)	(2,574)
Loss from equity investments	—	(4,610)
Minority interest	288	—
Interest income (expense), net	(119)	53
Forgiveness of debt	482	—
Amortization of bridge note warrants	(178)	—

Net loss	$(712)	$(7,131)

Net loss per common share — basic and diluted	$(0.20)	$(2.06)

Weighted average number of common shares outstanding – basic and diluted	3,502,117	3,461,742

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(see Note 1)
NET LOSS	$(712)	$(7,131)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(8)	(24)

COMPREHENSIVE LOSS	$(720)	$(7,155)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficiency
(amounts in thousands, except for share data)

						Unrealized
						Gain (Loss)
	Common Stock			Additional		on Available	Total
			Treasury	Paid-In	Accumulated	for Sale	Stockholders'
	Shares	Amount	Stock	Capital	Deficit	Securities	Deficiency
Balance at December 31, 2003	3,502,117	$38	$(3,442)	$209,128	$(222,679)	$10	$(16,945)
Unrealized loss on available for sale securities	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	(712)	—	(712)

Balance at March 31, 2004	3,502,117	$38	$(3,442)	$209,128	$(223,391)	$2	$(17,665)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(see Note 1)
Cash flows from operating activities:
Net loss	$(712)	$(7,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84	413
Minority interest	(288)	—
Loss from equity investments	—	4,610
Provision for doubtful accounts and sales returns	100	125
Forgiveness of debt	(482)	—
Amortization of bridge note warrants	178	—
Stock-based compensation	—	34
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	20	(227)
Prepaid expenses and other current assets	9	755
Other assets	(5)	120
Increase (decrease) in -
Accounts payable, accrued expenses and other liabilities	(1,377)	(102)
Deferred revenue	—	71
Accrued interest on long-term debt	127	—

Net cash used in operating activities	(2,346)	(1,332)

Cash flows from investing activities:
Sale/maturity (purchase) of short-term investments, net	(12)	2,552
Advances to and investment in ARTISTdirect Records, LLC	—	(2,500)

Net cash provided by (used in) investing activities	(12)	52

Cash flows from financing activities:
Proceeds from issuance of bridge notes	1,890	—

Net cash provided by financing activities	1,890	—

Cash and cash equivalents:
Net decrease	(468)	(1,280)
At beginning of period	726	1,910

At end of period	$258	$630

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$—	$—
Taxes	$—	$—
Non-cash investing and financing activities:
Discount related to issuance of bridge note warrants	$945	$—

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2004 and 2003
(Unaudited)

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

     On May 31, 2001, the Company, through its wholly-owned subsidiary, ARTISTdirect Recordings, Inc., entered into an agreement to acquire a 50% equity interest in a co-venture with Frederick W. (Ted) Field to form a new record label, ARTISTdirect Records, LLC (“ARTISTdirect Records”). This transaction became effective as of June 29, 2001. In April 2002, ADI’s ownership position in ARTISTdirect Records decreased to 45% as a result of a sale of a 5% interest to BMG. However, ADI’s ownership position increased to 65% during 2002, as a result of ADI’s agreement to accelerate its funding commitment to ARTISTdirect Records in 2002.

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

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. ADI adopted FIN 46 as of December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003, and the operations of ARTISTdirect Records are being consolidated from January 1, 2004.

     As a result of the consolidation of the balance sheet of ARTISTdirect Records as of December 31, 2003, the Company’s statements of operations and cash flows for the three months ended March 31, 2004 are not directly comparable to its statements of operations and cash flows for the three months ended March 31, 2003.

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

$—

     The Company also recorded a cumulative effect of consolidation of ARTISTdirect Records, LLC of $5.255 million at December 31, 2003. This adjustment represents an increase in loans payable of $5.255 million at December 31, 2003, to reflect losses previously allocated to minority members (primarily BMG) of ARTISTdirect Records, LLC.

     Going Concern

     The Company has incurred losses and negative cash flows from operations in every fiscal period since inception and had an accumulated deficit of $222.7 million as of December 31, 2003 and $223.4 million as of March 31, 2004. For the three months ended March 31, 2004, the Company incurred a net loss of $712,000 and negative operating cash flows of $2.3 million. For the year ended December 31, 2003, the Company incurred a net loss of $21.7 million and negative operating cash flows of $5.4 million. As of March 31, 2004, the Company had a net working capital deficiency of $8.2 million and a stockholders’ deficiency of $17.7 million. As of December 31, 2003, the Company had a net working capital deficiency of $9.5 million and a stockholders’ deficiency of $16.9 million. Additionally, ADI has been funding substantially all of the operations of ARTISTdirect Records. ADI’s operations to date and loans to ARTISTdirect Records have been funded by the sale of its preferred and common stock. Management expects the Company’s operating losses to continue for the foreseeable future. The Company does not currently anticipate that its available cash resources will be sufficient to meet anticipated capital during the remainder of 2004 without additional capital. The Company restructured its operations, laid off most of its staff and reduced operating costs during 2003, and is attempting to mitigate its funding obligation and raise additional funding through various means. However, there can be no assurances that the Company will be successful in this regard. If sufficient capital is not available, then the Company may not be able to fund its operations or its remaining funding commitment to ARTISTdirect Records. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. To the extent that the Company is unable to successfully restructure its funding obligation and/or obtain the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization. As a result of the conditions described above, the Company’s auditors have included an explanatory paragraph in their opinion indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31,

2004 and 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the expected results for the full year or any future period. The balance sheet as of December 31, 2003 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission.

Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Some of the more significant estimates are allowance for sales return and inventory obsolescence, allowances for bad debts, impairment of long-lived assets and goodwill, stock-based compensation and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

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

     The calculation of diluted loss per share excludes approximately 1,100,000 and 780,000 of potential common shares for the three months ended March 31, 2004 and 2003, respectively, since the effect would be anti-dilutive.

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

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s pro forma information is as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except for share data)
Net loss as reported	$(712)	$(7,131)
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(123)	(132)

Pro forma net loss	$(835)	$(7,263)

Net loss per share:
Basic and diluted — as reported	$(0.20)	$(2.06)
Basic and diluted — pro forma	$(0.24)	$(2.10)

2. iMUSIC

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

3. INVESTMENT IN ARTISTDIRECT RECORDS, LLC

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

     ADI initially committed to fund a total of $50 million to ARTISTdirect Records over five years at the rate of $15.0 million per year, subject to a limit of $33 million in any three year period. Any funding in excess of these amounts required the approval of ADI’s Board of Directors. ADI has funded $33.0 million through March 31, 2004.

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

     Under the distribution and license agreements, BMG made non-returnable advances to ARTISTdirect Records of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from ARTISTdirect Records’ artist repertoire. The loan advances bear interest at a rate of LIBOR plus 4%, and the principal and interest are not repayable until December 31, 2015, or upon such time as ARTISTdirect Records achieves certain defined levels of excess cash flow and available cash. As of March 31, 2004 and December 31, 2003, the unrecouped balance related to distribution advances from BMG was $8.6 million and $8.7 million, respectively.

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

     Because ADI did not have voting or operating control of ARTISTdirect Records, even with its majority ownership position, through December 31, 2003 it did not consolidate the results of ARTISTdirect Records; ADI recorded its share of losses based on the equity method of accounting as loss from equity investments in its consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of ADI’s total funding commitment, ADI had committed to fund 100% of the operations of ARTISTdirect Records and had recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. From May 1, 2002 through December 31, 2003, ADI has recorded only its proportionate share, on the basis of remaining relative funding commitments, of any losses of ARTISTdirect Records. ADI has funded a total of $33.0 million of its funding commitment. ADI recognized $4.6 million of equity loss from ARTISTdirect Records for the three months ended March 31, 2003.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. The Company adopted FIN 46 effective December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003, and the operations of ARTISTdirect Records are being consolidated from January 1, 2004.

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

     The loan advances provided to ARTISTdirect Records by ADI and BMG bear interest at a rate of LIBOR plus four percent and the principal and interest are not repayable until December 31, 2015 or upon such time as ARTISTdirect Records achieves certain defined levels of excess cash flow and available cash. As of March 31, 2004 and December 31, 2003, ARTISTdirect Records had loans payable to ADI of $33.0 million, which has been eliminated in consolidation, and to BMG of $4.75 million. In addition, as of March

31, 2004 and December 31, 2003, ARTISTdirect Records had accrued interest payable to ADI of $3.5 million and $3.0 million, respectively, and to BMG of $514,000 and $447,000, respectively. During the three months ended March 31, 2004 and the year ended December 31, 2003, Mr. Field loaned $1.89 million and $898,000, respectively, to ARTISTdirect Records.

     The loans from Mr. Field have been classified as bridge notes payable in the consolidated balance sheets at March 31, 2004 and December 31, 2003.

     As of March 31, 2004, ARTISTdirect Records did not have sufficient working capital resources to conduct operations. During the three months ended September 30, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital.

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

4. BRIDGE NOTES PAYABLE

     As of December 31, 2003, ARTISTdirect Records had received $898,000 of loans from Ted Field and $1.150 million of loans from outside investors (including $100,000 from Jonathan V. Diamond, the Company’s President and Chief Executive Officer). During the three months ended March 31, 2004, ARTISTdirect Records received an additional $1.89 million of loans from Mr. Field, bringing Mr. Field’s advances to a total of $2.788 million at March 31, 2004. The loans were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and will be converted into new equity of ARTISTdirect Records as part of its next equity financing.

     The $1.150 million of loans from outside investors has been presented as bridge notes payable in the consolidated balance sheet at March 31, 2004 and December 31, 2003.

     The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted. The relative fair value of the warrants issued was $1.969 million (one-half of the amount funded by the investors in the Bridge Notes), which was recorded as a reduction to the carrying amount of the Bridge Notes and a credit to minority interest, and is being charged to operations as amortization of Bridge Note warrants over the specified term of the Bridge Notes.

     In addition, since the Bridge Notes are convertible into equity based on their face amount, this results in a beneficial conversion feature with a relative fair value of $1.969 million. Since the commitment date for the beneficial conversion feature is contingent upon the completion of ARTISTdirect Record’s next equity financing, the fair value of the beneficial conversion feature will be charged to operations over the remaining life of the Bridge Notes at that time.

     During the three months ended March 31, 2004, ARTISTdirect Records recognized $178,000 as interest expense with respect to the amortization of the fair value of the warrants. Additional interest expense of $1.6 million will be recognized ratably in 2004, 2005 and 2006 over the remaining term of the Bridge Notes. As of March 31, 2004, the carrying amount of the Bridge Notes, including accrued interest of $127,000, was $2.476 million. As of December 31, 2003, the carrying amount of the Bridge Notes, including accrued interest of $67,000, was $1.294 million.

     A reconciliation of bridge notes payable issued by ARTISTdirect Records during 2004 and 2003 to amounts presented in the consolidated balance sheets at March 31, 2004 and December 31, 2003 is presented below. During the three months ended March 31, 2004 and the year ended December 31, 2003, ARTISTdirect Records recorded costs with respect to such bridge notes as summarized below.

	Outside
	Investors	Ted Field
Gross amount funded during 2003	$1,150	$898
Deduct:
Fair value of warrants	(575)	(449)
Add:
Accrued interest	44	23
Amortization of fair value of warrants in 2003	136	67

Net liability at December 31, 2003	755	539
Gross amount funded during the three months ended March 31, 2004	—	1,890
Deduct:
Fair value of warrants	—	(945)
Add:
Accrued interest	23	37
Amortization of fair value of warrants for the three months ended March 31, 2004	72	106

Net liability at March 31, 2004	$850	$1,627

5. ARTIST ADVANCES

     As of December 31, 2003, ARTISTdirect Records had signed recording agreements with six artists and had advanced a total of $1.238 million through such date with respect to these artists. The amount of these advances is recoupable against royalties to be earned by the artists based on sales. However, given that most of the artists signed by ARTISTdirect Records have no previous track record, the advances have been expensed as incurred. As of December 31, 2003, ARTISTdirect Records was contractually committed to additional minimum artist advances in 2004 for three of the six artists of approximately $1.5 million.

     During the three months ended March 31, 2004, ARTISTdirect Records cancelled its contract with one of the three artists, reducing its contractual obligation by $450,000, and advanced approximately $237,000 pursuant to its contractual commitments. Accordingly, at March 31, 2004, ARTISTdirect Records was contractually committed to additional minimum artist advances for the remainder of 2004 for two artists of approximately $913,000.

6. EQUITY-BASED TRANSACTIONS

     Effective January 1, 2004, the Company entered into a one-year consulting agreement with Keith Yokomoto, the Company’s former President and Chief Operating Officer, and currently a Director of the Company, that provides for total compensation of $120,000. Effective January 9, 2004, the Company also issued to Mr. Yokomoto two non-qualified stock options to purchase 10,000 shares and 50,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through January 9, 2011. The option for 10,000 shares was immediately vested upon issuance. The option for 50,000 shares vests in increments of 10,000 shares on February 1, 2004, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, based on the accomplishment of certain milestones by each respective date, which had not been attained as of March 31, 2004.

     Effective March 29, 2004, the Company issued to Robert N. Weingarten, the Company’s Chief Financial Officer, a stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011. The option vests and becomes exercisable in a series of 36 successive equal monthly installments from March 29, 2004.

7. RELATED PARTY TRANSACTIONS

     During the three months ended September 30, 2003, the Company significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. The Company also relocated its administrative offices to a site leased by a company owned by Ted Field. The Company sub-leases these offices on a month-to-month basis. During the three months ended March 31, 2004, the Company accrued $42,000 as rent expense in this regard.

8. SEGMENT INFORMATION

     Information with respect to the Company’s operating segments for the three months ended March 31, 2004 and 2003 is presented below. The Company operated primarily through three reportable segments: E-commerce operations (“E-commerce”), Media Operations (“Media”) and Record Label operations (“Record Label”).

     E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline. Record label revenue is generated from the sale of recorded music performed by artists signed to the Company’s record labels.

     Record label operations in 2003 consisted primarily of the iMusic record label, the operations of which were substantially reduced in mid-2003 (see Note 2). Since the Company accounted for its interest in ARTISTdirect Records on the equity method of accounting during 2003, the operations of ARTISTdirect Records were not included in 2003. The Company commenced consolidating the operations of ARTISTdirect Records effective January 1, 2004.

     The factors for determining reportable segments were based on services and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA (earnings or loss before interest, taxes, depreciation and amortization, including stock-based compensation, impairment losses, and minority interest). Included in EBITDA are direct operating expenses for the segment. The following table summarizes the revenue and EBITDA by segment for the three months ended March 31, 2004 and 2003. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Three months ended March 31,
	2004	2003
	(in thousands)
	(see Note 1)
Net Revenue:
E-commerce	$723	$811
Media	240	134
Record labels	96	754

	$1,059	$1,699

EBITDA:
E-commerce	$60	$88
Media	33	(575)
Record labels	(682)	(492)

	(589)	(979)
Corporate	(513)	(1,148)

	$(1,102)	$(2,127)

Reconciliation of EBITDA to Net Loss:
EBITDA per segments	$(1,102)	$(2,127)
Minority interest	288	—
Forgiveness of debt	482	—
Amortization of Bridge Note warrants	(178)	—
Amortization of stock-based compensation	—	(34)
Depreciation and amortization	(83)	(413)
Loss from equity investments	—	(4,610)
Interest income (expense), net	(119)	53

Net loss	$(712)	$(7,131)

     The following table summarizes the Company’s assets as of March 31, 2004 and December 31, 2003.

	March 31,	December 31,
	2004	2003
	(in thousands)
Assets:
Corporate	$1,502	$2,066
E-commerce	568	528
Media	262	355
Record labels	—	57

	$2,332	$3,006

     Assets by segment are those assets used in the Company operations in each segment. Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning our business model, increased competition in our industry, our ability to generate revenues from our record label, online product sales, advertising and other revenue streams, and our ability to increase visits to our Web site, to attract and retain artists, to adequately fund our operations and financial commitments, to offer compelling content, to fulfill on-line music and merchandise orders in a timely manner, to build brand recognition, to integrate acquisitions of technology and other businesses, to protect and/or obtain intellectual property rights, and to manage growth. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. You should carefully consider the information in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission before making an investment decision with respect to our company. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission that discuss our business in greater detail.

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

     During the year ended December 31, 2003, we restructured senior operating management and significantly reduced overhead and operating activities at the parent company level and laid-off the majority of our staff. In conjunction with this restructuring, we entered into an employment agreement with Jonathan V. Diamond to serve as our President and Chief Executive Officer through August 15, 2006. Mr. Field continues to serve as our Chairman of the Board.

     We initially committed to fund a total of $50 million to ARTISTdirect Records over five years at the rate of $15.0 million per year, subject to a limit of $33 million in any three year period. Any funding in excess of these amounts required the approval of our Board of Directors. We have funded $33.0 million through March 31, 2004.

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

Under the distribution and license agreements, BMG made non-returnable advances to ARTISTdirect Records of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from ARTISTdirect Records’ artist repertoire. The loan advances bear interest at a rate of LIBOR plus 4%, and the principal and interest are not repayable until December 31, 2015, or upon such time as ARTISTdirect Records achieves certain defined levels of excess cash flow and available cash. As of Mach 31, 2004 and December 31, 2003, the unrecouped balance related to distribution advances from BMG was $8.6 million and $8.7 million, respectively.

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

     Because we did not have voting or operating control of ARTISTdirect Records, even with our majority ownership position, prior to 2003 we did not consolidate the results of ARTISTdirect Records; we recorded our share of losses based on the equity method of accounting as loss from equity investments in our consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of our total funding commitment, we had committed to fund 100% of the operations of ARTISTdirect Records and had recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. From May 1, 2002 through December 31, 2003, we have recorded only our proportionate share, on the basis of remaining relative funding commitments, of any losses of ARTISTdirect Records. We have funded a total of $33.0 million of our funding commitment. We recognized $4.6 million of equity loss from ARTISTdirect Records for the three months ended March 31, 2003. The loss for ARTISTdirect Records for the three months ended March 31, 2004 was $931,000 before intercompany interest eliminations of $464,000.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. We adopted FIN 46 effective December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003, and the operations of ARTISTdirect Records are being consolidated from January 1, 2004.

     Currently, ARTISTdirect Records does not have sufficient working capital resources to conduct operations and accordingly has curtailed its operations. During the three months ended September 30, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital.

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

Going Concern

     We have incurred losses and negative cash flows from operations in every fiscal period since inception and had an accumulated deficit of $223.4 million as of March 31, 2004 and $222.7 million as of December 31, 2003. For the three months ended March 31, 2004, we incurred a net loss of $712,000 and negative operating cash flows of $2.3 million. For the year ended December 31, 2003, we incurred a net loss of $21.7 million and negative operating cash flows of $5.4 million. As of March 31, 2004, we had a net working capital deficiency of $8.2 million and a stockholders’ deficiency of $17.7 million. As of December 31, 2003, we had a net working capital deficiency of $9.5 million and a stockholders’ deficiency of $16.9 million.

     Additionally, we have been funding substantially all of the operations of ARTISTdirect Records. Our operations to date and loans to ARTISTdirect Records have been funded by the sale of our preferred and common stock. Management expects our operating losses to continue for the foreseeable future. We do not currently anticipate that available cash resources will be sufficient to meet anticipated needs for working capital and capital expenditures during the remainder of 2004 without additional capital.

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

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition, stock-based compensation, and impairment of long-lived assets and goodwill. These accounting policies are discussed in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003, as well as the notes to the December 31, 2003 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2003.

Statements of Operations

     Presented below are the statements of operations as reported for the three months ended March 31, 2003 and 2004. Also presented below is a statement of operations for the three months ended March 31, 2003 prepared on a pro forma basis reflecting the consolidation of ARTISTdirect Records for that period in order to provide a basis for comparison to the three months ended March 31, 2004. Comparisons between 2004 and 2003 have been made on both a pro forma and as reported basis.

	Three Months Ended March 31,
	As Reported	Pro Forma	As Reported
	2003	2003	2004
Net revenue:
E-Commerce	$811	$811	$723
Media	134	134	240
Record label	754	1,712	96

Total net revenue	1,699	2,657	1,059

Cost of revenue:
Direct cost of product sales	1,001	2,347	1,165
Other cost of revenue	515	515	200
Stock-based compensation	20	20	—

Total cost of revenue	1,536	2,882	1,365

Gross profit (loss)	163	(225)	(306)

Operating expenses:
Sales and marketing	796	2,834	88
General and administrative	1,514	4,654	708
Stock-based compensation	14	14	—
Depreciation and amortization	413	426	83

Total operating expenses	2,737	7,928	879

Loss from operations	(2,574)	(8,153)	(1,185)

Loss from equity investments	(4,610)	—	—
Minority interest	—	—	288
Interest income (expense), net	53	(11)	(119)
Forgiveness of debt	—	—	482
Amortization of Bridge Note warrants	—	—	(178)

Net loss	$(7,131)	$(8,164)	$(712)

Results of Operations

Three Months Ended March 31, 2004 and 2003 (As Reported)

Net Revenue

     Net revenue decreased 38% to $1.1 million for the three months ended March 31, 2004 from $1.7 million for the three months ended March 31, 2003. The decrease was primarily due to the decrease in record label revenue. E-Commerce revenue decreased 11% to $723,000 for the three months ended March 31, 2004 from $811,000 for the three months ended March 31, 2003, primarily due to a reduction in the number of orders. Media revenue increased 79% to $240,000 for the three months ended March 31, 2004 from $134,000 for the three months ended March 31, 2003, primarily due to an increase in impression-based online advertising sales. iMusic record label revenue was $754,000 for the three months ended March 31, 2003 compared with $96,000 for the three months ended March 31, 2004 for both iMusic and ARTISTdirect Records as a result of the cessation of iMusic activities in mid-2003.

Cost of Revenue

     Direct cost of product sales increased to $1.2 million for the three months ended March 31, 2004 from $1.0 million for the three months ended March 31, 2003. The increase is primarily due to an increase in artist recording advances related to ARTISTdirect Records. Cost of revenue related to ARTISTdirect Records, LLC was not consolidated with ARTISTdirect, Inc. until 2004. Other cost of revenue decreased 61% to $200,000 for the three months ended March 31, 2004 from $515,000 for the three months ended March 31, 2003. This $315,000 decrease was primarily due to a decrease in advances paid to artists signed under our iMusic record label. For the three months ended March 31, 2004, we recorded $0 non-cash stock-based compensation charges compared to $20,000 for the three months ended March 31, 2003.

Operating Expense

     Sales and Marketing. Sales and marketing expense decreased 89% to $88,000 for the three months ended March 31, 2004 from $796,000 for the three months ended March 31, 2003. The decrease was primarily attributable to a decrease in iMusic record label marketing expenses as a result of the cessation of iMusic activities in mid-2003.

     General and Administrative. General and administrative expense decreased 53% to $708,000 for the three months ended March 31, 2004 from $1.5 million for the three months ended March 31, 2003. This decrease was primarily attributable to decreases in payroll and related costs as a result of headcount reductions and occupancy costs as a result of the termination of our office lease in 2003.

     Stock-based Compensation. Stock-based compensation expense was $0 for the three months ended March 31, 2004 compared with $14,000 for the three months ended March 31, 2003. This decrease was due to the full amortization of stock-based compensation related to artist store agreements in 2003.

     Depreciation and Amortization. Depreciation and amortization expense decreased 80% to $83,000 for the three months ended March 31, 2004 from $413,000 for the three months ended March 31, 2003. This decrease was primarily due to the write-down of certain fixed assets, primarily leasehold improvements, during 2003.

Other Income and Expense

     Loss from Equity Investments. Loss from equity investments for the three months ended March 31, 2004 was $0 compared to $4.6 million for the three months ended March 30, 2003. The loss recognized during the three months ended March 31, 2003 related to our share of losses from ARTISTdirect Records. For the three months ended March 31, 2004, the results of ARTISTdirect Records were consolidated. The loss for ARTISTdirect Records for the three months ended March 31, 2004 was $931,000 before intercompany interest eliminations of $464,000.

     Minority Interest. Minority interest share of the loss for the three months ended March 31, 2004 was $288,000 compared to $0 for the three months ended March 31, 2003. The minority interest for the three months ended March 31, 2004 relates to the consolidation of ARTISTdirect Records during 2004. There was no minority interest during the three months ended March 31, 2003, as ARTISTdirect Records was accounted for under the equity method of accounting during 2003.

     Interest Income and Expense. Interest expense for the three months ended March 31, 2004 was $119,000 compared with net interest income of $53,000 for the three months ended March 31, 2003. The decrease was due to lower available cash balances and the interest expense related to the Bridge Notes issued by ARTISTdirect Records in 2003 and 2004.

     Forgiveness of Debt. Forgiveness of debt for the three months ended March 31, 2004 was $482,000 compared to $0 for the three months ended March 31, 2003. The increase relates to the negotiation and settlement of certain vendor liabilities related to ARTISTdirect Records during the three months ended March 31, 2004.

     Amortization of Bridge Note Warrants. Amortization of bridge note warrants for the three months ended March 31, 2004 was $178,000 compared to $0 for the three months ended March 31, 2003. The increase relates to the amortization expense with respect to warrants issued in connection with Bridge Notes issued by ARTISTdirect Records subsequent to March 31, 2003.

Net Loss

     Net loss decreased $6.4 million or 90%, to $712,000 for the three months ended March 31, 2004, compared to $7.1 million for the three months ended March 31, 2003. The decrease in the net loss is primarily attributable to an approximate $500,000 increase in the gross loss, a $700,000 decrease in sales and marketing expense, an $800,000 decrease in general and administrative expense, a $300,000 decrease in depreciation and amortization expense, a $4.6 million decrease in the loss from the Company’s equity investment in ARTISTdirect Records, a $300,000 increase in minority interest and a $500,000 increase in debt forgiveness income offset by a decrease of $100,000 in net interest income and $178,000 from the amortization of bridge note warrants.

Three Months Ended March 31, 2004 and 2003 (Pro Forma)

Net Revenue

     Net revenue decreased 60% to $1.1 million for the three months ended March 31, 2004 from $2.7 million for the three months ended March 31, 2003. The decrease was primarily due to the decrease in record label revenue. E-Commerce revenue decreased 11% to $723,000 for the three months ended March 31, 2004 from $811,000 for the three months ended March 31, 2003, primarily due to a reduction in the number of orders. Media revenue increased 79% to $240,000 for the three months ended March 31, 2004 from $134,000 for the three months ended March 31, 2003, primarily due to an increase in impression-based online advertising sales. Record label revenue was $1.7 million for the three months ended March 31, 2003 compared with $96,000 for the three months ended March 31, 2004 for both iMusic and ARTISTdirect Records. The significant decrease in revenues for both record labels is due to a curtailment of activities during mid-2003 and the absence of any new releases during 2004.

Cost of Revenue

     Direct cost of product sales decreased to $1.2 million for the three months ended March 31, 2004 from $2.4 million for the three months ended March 31, 2003. The decrease is primarily due to a decrease in record label revenues in 2004 as well as a decrease in the amount of artist recording advances made related to ARTISTdirect Records. Other cost of revenue decreased 61% to $200,000 for the three months ended March 31, 2004 from $515,000 for the three months ended March 31, 2003. This $315,000 decrease was primarily due to a decrease in advances paid to artists signed under our iMusic record label. For the three months ended March 31, 2004, we recorded $0 non-cash stock-based compensation charges compared to $20,000 for the three months ended March 31, 2003.

Operating Expense

     Sales and Marketing. Sales and marketing expense decreased 97% to $88,000 for the three months ended March 31, 2004 from $2.8 million for the three months ended March 31, 2003. The decrease was primarily attributable to a decrease in ARTISTdirect Records and iMusic record label marketing expenses as a result of the curtailment of these record label activities in mid-2003 and the lack of any new releases during the second half of 2003 and first quarter of 2004.

     General and Administrative. General and administrative expense decreased 85% to $708,000 for the three months ended March 31, 2004 from $4.7 million for the three months ended March 31, 2003. This decrease was primarily attributable to decreases in payroll and related costs at both the parent company and ARTISTdirect Records as a result of headcount reductions and a reduction in occupancy costs as a result of the termination of our office lease in 2003.

     Stock-based Compensation. Stock-based compensation expense was $0 for the three months ended March 31, 2004 compared with $14,000 for the three months ended March 31, 2003. This decrease was due to the full amortization of stock-based compensation related to artist store agreements in 2003.

     Depreciation and Amortization. Depreciation and amortization expense decreased 81% to $83,000 for the three months ended March 31, 2004 from $426,000 for the three months ended March 31, 2003. This decrease was primarily due to the write-down of certain fixed assets, primarily leasehold improvements, during 2003.

Other Income and Expense

     Minority Interest. Minority interest share of the loss for the three months ended March 31, 2004 was $288,000 compared to $0 for the three months ended March 31, 2003.

     Interest Income and Expense. Interest expense for the three months ended March 31, 2004 was $119,000 compared with $11,000 for the three months ended March 31, 2003. The decrease was due to lower available cash balances and the interest expense related to Bridge Notes issued by ARTISTdirect Records in 2003 and 2004.

     Forgiveness of Debt. Forgiveness of debt for the three months ended March 31, 2004 was $482,000 compared to $0 for the three months ended March 31, 2003. The increase relates to the renegotiation of certain vendor liabilities related to ARTISTdirect Records during the three months ended March 31, 2004.

     Amortization of Bridge Note Warrants. Amortization of Bridge Note Warrants for the three months ended March 31, 2004 was $178,000 compared to $0 for the three months ended March 31, 2003. The increase relates to the amortization expense with respect to warrants issued in connection with Bridge Notes issued by ARTISTdirect Records subsequent to March 31, 2003.

Net Loss

     Net loss decreased $7.5 million or 91%, to $712,000 for the three months ended March 31, 2004, compared to $8.2 million for the three months ended March 31, 2003. The decrease in the net loss is primarily attributable to an approximate $81,000 increase in the gross loss, a $2.8 million decrease in sales and marketing expense, a $3.9 million decrease in general and administrative expense, a $343,000 decrease in depreciation and amortization expense, a $288,000 increase in minority interest and a $482,000 increase in debt forgiveness income offset by an increase of $109,000 in net interest expense and $178,000 of amortization of bridge note warrants.

Liquidity and Capital Resources

Overview

     We have financed our activities during the past few years from the sale of our equity securities. ARTISTdirect Records has relied primarily on advances from ARTISTdirect, Inc. and from BMG to fund its operations since inception in 2001. During 2003 and 2004, ARTISTdirect Records also received loans aggregating $3.938 million from Ted Field and from outside investors (see “Financing” below).

     As of March 31, 2004, on a consolidated basis, we had $258,000 of unrestricted cash and cash equivalents and held $1.0 million in short-term investments. We had a working capital deficiency of $8.2 million at March 31, 2004, primarily because of the net liability to BMG of $8.6 million at such date.

     During the year ended December 31, 2003, we restructured senior operating management and significantly reduced overhead and operating activities and laid off the majority of our staff. At March 31, 2004, we did not have sufficient resources to meet our remaining $12.0 million funding commitment to ARTISTdirect Records. Accordingly, for 2004, we are focusing on obtaining additional capital, as well as enhancing the operations and margins of the Media business. We do not expect to be able to make significant further reductions to operating costs in 2004.

     As of March 31, 2004, ARTISTdirect Records did not have sufficient working capital resources to conduct operations and accordingly had curtailed its operations. Since ARTISTdirect Records requires additional capital in order to continue operations, it is continuing to pursue alternatives to raise additional capital. However, there can be no assurances that additional capital can be obtained on reasonable terms or at all.

     As of December 31, 2003, ARTISTdirect Records had received $898,000 of loans from Ted Field and $1.150 million of loans from outside investors (including $100,000 from Jonathan V. Diamond, our President and Chief Executive Officer). During the three months ended March 31, 2004, ARTISTdirect Records received an additional $1.89 million of loans from Mr. Field, bringing Mr. Field’s advances to a total of $2.788 million at March 31, 2004. The loans were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and will be converted into new equity of ARTISTdirect Records as part of its next equity financing.

     The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted. Since the Bridge Notes are convertible into equity based on their face amount, this results in a beneficial conversion feature. The relative fair value of the warrants issued was $1.969 million (one-half of the amount funded by the investors in the Bridge Notes), which was recorded as a reduction to the carrying amount of the Bridge Notes and a credit to minority interest, and is being charged to operations as amortization of Bridge Note warrants over the specified term of the Bridge Notes.

     Operating. Net cash used in operating activities was $2.3 million for the three months ended March 31, 2004, compared with $1.3 million for the three months ended March 31, 2003. Net cash used in operating activities for each of these periods primarily consisted of net losses partially offset by add-backs for the loss from equity investments, stock-based compensation, and depreciation and amortization.

     Investing. Net cash used in investing activities was $12,000 for the three months ended March 31, 2004 which related to net purchases of short-term investments. Net cash provided by investing was $52,000 for the three months ended March 31, 2003 resulted primarily from net sales of short-term investments of $2.552 million, offset by advances of $2.5 million to ARTISTdirect Records.

     Financing. Net cash provided by financing activities was $1.89 million for the three months ended March 31, 2004 which related to the issuance of Bridge Notes by ARTISTdirect Records. There was no cash provided by or used in financing activities for the three months ended March 31, 2003.

     Principal Commitments – ARTISTdirect, Inc. and ARTISTdirect Records, LLC

     As of March 31, 2004, our principal commitments consisted of our remaining funding obligation to ARTISTdirect Records of $12.0 million due in 2004 and other funding commitments as summarized below. During 2003, our main operating lease commitment for our office space was terminated. A summary of our contractual cash obligations, excluding the record label funding commitment, as of March 31, 2004, is as follows:

		Payments Due by Period (in thousands)
		Less than	Between	Between	After
Contractual cash obligations	Total	1 year	2-3 years	4-5 years	5 years
Operating leases	$25	$25	$—	$—	$—
Employment contracts	530	229	185	116	—
Artist advances	913	913	—	—	—
Liability to BMG (including accrued interest)	5,264	—	—	—	5,264
Bridge Notes (including accrued interest)	4,065	—	4,065	—	—

Total contractual cash obligations	$10,797	$1,167	$4,250	$116	$5,264

     At March 31, 2004, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls

     There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities

     Effective January 9, 2004, the Company issued to Keith Yokomoto, the Company’s former President and Chief Operating Officer, and currently a Director of the Company, two non-qualified stock options to purchase 10,000 shares and 50,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through January 9, 2011. The option for 10,000 shares was immediately vested upon issuance. The option for 50,000 shares vests in increments of 10,000 shares on February 1, 2004, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, based on the accomplishment of certain milestones by each respective date, which had not been attained as of March 31, 2004.

     Effective March 29, 2004, the Company issued to Robert N. Weingarten, the Company’s Chief Financial Officer, a stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011. The option vests and becomes exercisable in a series of 36 successive equal monthly installments upon the optionee’s completion of service measured from March 29, 2004.

     The stock options were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b) Reports on Form 8-K

          (1) A Form 8-K Report was filed on February 20, 2004 to report that we retained Gumbiner, Savett, Finkel, Fingleson & Rose, Inc. as our independent accountant.

          (2) A Form 8-K Report was filed on February 12, 2004 to report that we dismissed KPMG LLP as our independent accountant.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC. (Registrant)
Dated: June 6, 2004	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer

Dated: June 6, 2004	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 — 7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 — 7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.