Form 10-Q
period 2004-06-30
ARTISTDIRECT INC
filed 2004-08-20
CIK 1095079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-30063

ARTISTdirect, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4760230 (I.R.S. Employer Identification Number)

10900 Wilshire Boulevard, Suite 1400	90024
Los Angeles, California (Address of principal executive offices)	(Zip Code)

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

Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

As of June 30, 2004, the registrant had 3,502,117 shares of common stock, par value $0.01 per share, issued and outstanding.

Documents incorporated by reference: None.

ARTISTDIRECT, INC. AND SUBSIDIARIES

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(amounts in thousands, except for share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(see Note 1)
Assets
Current assets:
Cash and cash equivalents	$731	$726
Restricted cash	350	350
Short-term investments	—	1,022
Accounts receivable, net	445	297
Prepaid expenses and other current assets	238	289

Total current assets	1,764	2,684
Property and equipment, net	144	307
Other assets	20	15

	$1,928	$3,006

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$401	$1,116
Accrued expenses	1,265	2,283
Net liability to BMG	8,878	8,749

Total current liabilities	10,544	12,148
Bridge notes payable – outside investors	945	755
Bridge notes payable – related party	2,025	539
Loan due to BMG, a distributor and a related party	5,331	5,197

Total liabilities	18,845	18,639

Minority interest	1,412	1,312

Commitments
Stockholders’ deficiency:
Preferred stock, $0.01 par value -
Authorized - 5,000,000 shares
Issued and outstanding – none	—	—
Common Stock, $0.01 par value -
Authorized - 15,000,000 shares
Issued – 3,825,019 shares
Outstanding - 3,502,117 shares	38	38
Treasury stock, 322,902 shares, at cost	(3,442)	(3,442)
Additional paid-in capital	209,132	209,128
Accumulated deficit	(224,057)	(222,679)
Unrealized gain on available for sale securities	—	10

Total stockholders’ deficiency	(18,329)	(16,945)

	$1,928	$3,006

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands, except for share data)

	Three Months Ended June 30,
	2004	2003
	(see Note 1)
Net revenue:
E-Commerce	$682	$855
Media	499	624
Record labels	(276)	497

Total net revenue	905	1,976

Cost of revenue:
Direct cost of product sales	722	809
Other cost of revenue	88	396
Stock-based compensation	—	13

Total cost of revenue	810	1,218

Gross profit	95	758

Operating expenses:
Sales and marketing	149	307
General and administrative	830	1,318
Stock-based compensation	4	14
Depreciation and amortization	79	340
Loss from sale and abandonment of property and equipment	—	2,225

Total operating expenses	1,062	4,204

Loss from operations	(967)	(3,446)
Loss from equity investments	—	(2,440)
Minority interest	710	—
Interest income (expense), net	(152)	51
Forgiveness of debt	—	411
Amortization of bridge note warrants	(257)	—

Net loss	$(666)	$(5,424)

Net loss per common share — basic and diluted	$(0.19)	$(1.57)

Weighted average number of common shares outstanding – basic and diluted	3,502,117	3,461,983

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands, except for share data)

	Six Months Ended June 30,
	2004	2003
	(see Note 1)
Net revenue:
E-Commerce	$1,405	$1,666
Media	739	758
Record labels	(180)	1,252

Total net revenue	1,964	3,676

Cost of revenue:
Direct cost of product sales	1,887	1,810
Other cost of revenue	288	911
Stock-based compensation	—	33

Total cost of revenue	2,175	2,754

Gross profit (loss)	(211)	922

Operating expenses:
Sales and marketing	237	1,104
General and administrative	1,538	2,832
Stock-based compensation	4	28
Depreciation and amortization	162	753
Loss from sale and abandonment of property and equipment	—	2,225

Total operating expenses	1,941	6,942

Loss from operations	(2,152)	(6,020)
Loss from equity investments	—	(7,050)
Minority interest	998	—
Interest income (expense), net	(271)	104
Forgiveness of debt	482	411
Amortization of bridge note warrants	(435)	—

Net loss	$(1,378)	$(12,555)

Net loss per common share — basic and diluted	$(0.39)	$(3.63)

Weighted average number of common shares outstanding – basic and diluted	3,502,117	3,461,859

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(amounts in thousands)

	Three Months Ended
	June 30,
	2004	2003
	(see Note 1)

Net loss	$(666)	$(5,424)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(2)	(17)

Comprehensive loss	$(666)	$(5,441)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(amounts in thousands)

	Six Months Ended
	June 30,
	2004	2003
	(see Note 1)

Net loss	$(1,378)	$(12,555)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(10)	(41)

Comprehensive loss	$(1,388)	$(12,596)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficiency (Unaudited)
(amounts in thousands, except for share data)

						Unrealized
						Gain (Loss)
	Common Stock		Treasury	Additional Paid-In	Accumulated	on Available for Sale	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Securities	Deficiency
Balance at December 31, 2003	3,502,117	$38	$(3,442)	$209,128	$(222,679)	$10	$(16,945)
Unrealized loss on available for sale securities	—	—	—	—	—	(10)	(10)
Issuance of warrant in settlement				4			4
Net loss	—	—	—	—	(1,378)	—	(1,378)

Balance at June 30, 2004	3,502,117	$38	$(3,442)	$209,132	$(224,057)	$—	$(18,329)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2004	2003
	(see Note 1)
Cash flows from operating activities:
Net loss	$(1,378)	$(12,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	753
Minority interest	(998)	—
Loss from equity investments	—	7,050
Loss from sale and abandonment of property and equipment	—	2,225
Provision for doubtful accounts and sales returns	508	54
Forgiveness of debt	(482)	—
Amortization of bridge note warrants	436	—
Stock-based compensation	4	61
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(656)	(174)
Prepaid expenses and other current assets	51	926
Other assets	(5)	260
Increase (decrease) in -
Accounts payable, accrued expenses and other liabilities	(1,122)	(822)
Deferred revenue	—	(136)
Accrued interest on long-term debt	277	—

Net cash used in operating activities	(3,202)	(2,358)

Cash flows from investing activities:
Sale/maturity (purchase) of short-term investments, net	1,012	3,611
Advances to and investment in ARTISTdirect Records, LLC	—	(2,750)

Net cash provided by investing activities	1,012	861

Cash flows from financing activities:
Decrease in restricted cash	—	453
Proceeds from issuance of bridge notes	2,195	—

Net cash provided by financing activities	2,195	453

Cash and cash equivalents:
Net increase (decrease)	5	(1,044)
Balance at beginning of period	726	1,910

Balance at end of period	$731	$866

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities:
Discount related to issuance of bridge note warrants	$1,098	$—

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Six Months Ended June 30, 2004 and 2003

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

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. ADI adopted FIN 46 as of December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003, and the operations of ARTISTdirect Records have been consolidated beginning January 1, 2004.

     As a result of the consolidation of the balance sheet of ARTISTdirect Records as of December 31, 2003, the Company’s statements of operations and cash flows for the three months and six months ended June 30, 2004 are not directly comparable to the statements of operations and cash flows for the three months and six months ended June 30, 2003.

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

     Going Concern

     The Company has incurred losses and negative cash flows from operations in every fiscal period since inception and had an accumulated deficit of $224.1 million at June 30, 2004 and $222.7 million at December 31, 2003. For the six months ended June 30, 2004, the Company incurred a net loss of $1.4 million and negative operating cash flows of $3.2 million. For the year ended December 31, 2003, the Company incurred a net loss of $21.7 million and negative operating cash flows of $5.4 million. As of June 30, 2004, the Company had a net working capital deficiency of $8.8 million and a stockholders’ deficiency of $18.3 million. As of December 31, 2003, the Company had a net working capital deficiency of $9.5 million and a stockholders’ deficiency of $16.9 million.

     ADI’s operations to date and its loans to ARTISTdirect Records have been funded by the sale of preferred and common stock. ADI has funded a large portion of the operations of ARTISTdirect Records. Management expects the Company’s operating losses to continue for the near-term.

     Although the Company has limited cash resources available to fund its ongoing working capital requirements, the Company currently believes that it has adequate cash resources to maintain its operations at current levels through the remainder of 2004 and into early 2005. During 2003, the Company restructured its operations, laid off most of its staff and reduced operating costs, and has been attempting to raise additional funds through various means, although there can be no assurances that the Company will be successful in this regard. The failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. To the extent that the Company’s estimate of its cash flow requirements is inaccurate or the Company is unable to obtain the capital necessary to sustain its business operations on a timely basis and under acceptable terms and conditions, the Company may further reduce its operations and/or consider a formal or informal restructuring or reorganization.

     As a result of the conditions described above, the Company’s auditors have included an explanatory paragraph in their opinion on the Company’s December 31, 2003 consolidated financial statements indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003. The results for the three months and six months ended June 30, 2004 are not necessarily indicative of the expected results for the full year or any future period. The balance sheet as of December 31, 2003 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

     The calculation of diluted loss per share excludes approximately 999,000 and 780,000 of potential common shares for the three months and six months ended June 30, 2004 and 2003, respectively, since the effect would be anti-dilutive.

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

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s unaudited pro forma information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except for share data)
Net loss – as reported	$666	$5,424	$1,378	$12,555
Add: Total stock-based compensation expense determined under the fair value method for all awards	113	132	236	264

Net loss – pro forma	$779	$5,556	$1,614	$12,819

Net loss per share – basic and diluted:
As reported	$(0.19)	$(1.57)	$(0.39)	$(3.63)
Pro forma	$(0.22)	$(1.60)	$(0.46)	$(3.70)

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

3. LOSS FROM SALE AND ABANDONMENT OF PROPERTY AND EQUIPMENT

     During the three months ended June 30, 2003, the Company determined that its fixed assets were impaired due to continuing losses, going concern issues, the delisting of its common stock from the NASDAQ Stock Market, and the likelihood that the majority of these assets would likely be abandoned in the near future. The Company determined that these factors were indicators of impairment and thus reduced the carrying amount of the fixed assets to their estimated fair value by recording a write-off of $2.225 million during the three months ended June 30, 2003. The leasehold improvements were subsequently abandoned when the Company vacated the premises, and most of the Company’s remaining property and equipment was subsequently sold to third party liquidators for cash. This amount has been reported as a loss from sale and abandonment of property and equipment in the condensed consolidated statements of operations for the three months and six months ended June 30, 2003.

4. INVESTMENT IN ARTISTDIRECT RECORDS, LLC

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

     ADI initially committed to fund a total of $50.0 million to ARTISTdirect Records over five years at the rate of $15.0 million per year, subject to a limit of $33.0 million in any three year period. Any funding in excess of these amounts required the approval of ADI’s Board of Directors.

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North America distribution agreement and worldwide license agreement with BMG Music, a wholly-owned partnership of Bertelsmann Music Group, Inc., the global music division of Bertelsmann AG (“BMG”). Under the terms of the agreement, BMG agreed to distribute the label’s releases in North America, and BMG licensed ARTISTdirect Records’ repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from ADI. As part of this transaction, BMG agreed to advance certain monies against net sales proceeds under the agreements and also assumed $5.0 million of ADI’s funding commitment to ARTISTdirect Records. As a result of the BMG equity purchase, ADI’s funding commitment was reduced to $45.0 million. In December 2002, BMG exercised its option to extend the term of the distribution and license agreement until September 2004.

     Under the distribution and license agreements, BMG made non-returnable advances to ARTISTdirect Records of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from ARTISTdirect Records’ artist repertoire. The loan advances bear interest at a rate of LIBOR plus 4%, and the principal and interest are not repayable until December 31, 2015, or upon such time as ARTISTdirect Records achieves certain defined levels of excess cash flow and available cash. As of June 30, 2004 and December 31, 2003, the unrecouped balance related to distribution advances from BMG was $8.9 million and $8.7 million, respectively.

     In August 2002, ADI’s Board of Directors approved an agreement (the “Accelerated Funding Agreement”) to accelerate up to $10.0 million of its funding commitment to ARTISTdirect Records. This funding was in addition to the $15.0 million that ADI was obligated to advance to ARTISTdirect Records in 2002 as part of the initial $50.0 million funding commitment. During 2002, ADI funded its $15.0 million commitment plus the additional $10.0 million bridge loan for total advances to the record label of $25.0 million in 2002 and $30.25 million from the inception of the record label through December 31, 2002. The $10.0 million of accelerated funding was credited toward the satisfaction of ADI’s overall funding commitment and funding obligation for 2003, resulting in a remaining funding commitment of $2.75 million for 2003 and $12.0 million for 2004. ADI advanced the $2.75 million in 2003. ADI has funded a total of $33.0 million through June 30, 2004.

     ADI’s commitment to fund ARTISTdirect Records was subject to a guaranty for the benefit of BMG, wherein if ADI failed to meet its commitment, BMG had the right to enforce the guaranty or provide substitute financing that could have resulted in dilution of ADI’s interest in ARTISTdirect Records. Effective July 30, 2004, BMG and ADR agreed to extinguish ADI’s obligations under this guaranty. As a result of the extinguishment of this financing obligation and a possible recapitalization of ARTISTdirect Records, ADI’s interest in ARTISTdirect Records would be reduced below 50%.

     As consideration for entering into the Accelerated Funding Agreement, ADI received an additional 20% interest in ARTISTdirect Records from Radar Records Holdings, L.L.C. (“RRH”), the entity through which Mr. Field owns his interest in ARTISTdirect Records, which resulted in an increase in ADI’s ownership share of ARTISTdirect Records from 45% to 65% and a decrease in Mr. Field’s ownership share from 50% to 30%. The Accelerated Funding Agreement also provided that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by ADI would be borne both by RRH and ADI pro rata with their then respective ownership interests. Furthermore, the Accelerated Funding Agreement also provided for RRH to guarantee a 25% minimum annual compounded return to be realized from ADI’s advances and equity interests in ARTISTdirect Records. Due to the uncertainty with respect to the realization of such rate of return, ADI has not recorded any amounts related to the 25% minimum annual compounded return in its consolidated financial statements.

     Because ADI did not have voting or operating control of ARTISTdirect Records, even with its majority ownership position, through December 31, 2003, it did not consolidate the results of ARTISTdirect Records; ADI recorded its share of losses based on the equity method of accounting as loss from equity investments in its consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of ADI’s total funding commitment, ADI had committed to fund 100% of the operations of ARTISTdirect Records and had recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. From May 1, 2002 through December 31, 2003, ADI has recorded only its proportionate share, on the basis of remaining relative funding commitments, of the losses of ARTISTdirect Records. ADI has funded a total of $33.0 million of its funding commitment. ADI recognized $7.1 million of equity loss from ARTISTdirect Records for the six months ended June 30, 2003. The loss for ARTISTdirect Records for the three months and six months ended June 30, 2004 was $1.372 million and $2.303 million before intercompany interest eliminations of $465,000 and $929,000, respectively.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. The Company adopted FIN 46 effective December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003, and the operations of ARTISTdirect Records have been consolidated beginning January 1, 2004.

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

     The loan advances provided to ARTISTdirect Records by ADI and BMG bear interest at a rate of LIBOR plus four percent and the principal and interest are not repayable until December 31, 2015 or upon such time as ARTISTdirect Records achieves certain defined levels of excess cash flow and available cash. As of June 30, 2004 and December 31, 2003, ARTISTdirect Records had loans payable to ADI of $33.0 million, which has been eliminated in consolidation, and to BMG of $4.75 million. In addition, as of June 30, 2004 and December 31, 2003, ARTISTdirect Records had accrued interest payable to ADI of $3.9 million and $3.0 million, respectively, and to BMG of $581,000 and $447,000, respectively. During the six months ended June 30, 2004 and the year ended December 31, 2003, Mr. Field loaned $2.195 million and $898,000, respectively, to ARTISTdirect Records.

     The loans from Mr. Field have been classified as bridge notes payable in the consolidated balance sheets at June 30, 2004 and December 31, 2003.

     During the three months ended September 30, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. As of June 30, 2004, ARTISTdirect Records did not have sufficient working capital resources to conduct operations. ARTISTdirect Records requires additional capital in order to continue operations, and is continuing to pursue alternatives to raise additional capital. However, there can be no assurance that additional capital can be obtained on reasonable terms or at all. If additional funds are raised through the issuance of equity securities of ARTISTdirect Records, ADI’s percentage ownership in ARTISTdirect Records would be reduced. The failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of ADI’s investment in ARTISTdirect Records. In such event, ARTISTdirect Records may seek to divest all or certain of its assets in order to raise the capital necessary to sustain its business operations. Should this fail, ARTISTdirect Records may consider a formal or informal restructuring or reorganization, potentially resulting in a total loss of ADI’s investment in ARTISTdirect Records. ADI may also independently seek to divest all or a part of its ownership interest in ARTISTdirect Records.

5. BRIDGE NOTES PAYABLE

     As of December 31, 2003, ARTISTdirect Records had received $898,000 of loans from Ted Field and $1.150 million of loans from outside investors (including $100,000 from Jonathan V. Diamond, the Company’s President and Chief Executive Officer). During the six months ended June 30, 2004, ARTISTdirect Records received an additional $2.195 million of loans from Mr. Field, bringing Mr. Field’s advances to a total of $3.093 million at June 30, 2004. The loans were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and will be converted into new equity of ARTISTdirect Records as part of its next equity financing.

     The $1.150 million of loans from outside investors has been presented as bridge notes payable in the consolidated balance sheet at June 30, 2004 and December 31, 2003.

     The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted. The relative fair value of the warrants issued was $2.122 million (one-half of the amount funded by the investors in the Bridge Notes), which was recorded as a reduction to the carrying amount of the Bridge Notes and a credit to minority interest, and is being charged to operations as amortization of Bridge Note warrants over the specified term of the Bridge Notes.

     In addition, since the Bridge Notes are convertible into equity based on their face amount, this results in a beneficial conversion feature with a relative fair value of $2.122 million. Since the commitment date for the beneficial conversion feature is contingent upon the completion of ARTISTdirect Record’s next equity financing, which is uncertain, the fair value of the beneficial conversion feature will be charged to operations over the remaining life of the Bridge Notes at that time.

     During the three months and six months ended June 30, 2004, ARTISTdirect Records recognized $257,000 and $435,000 as interest expense with respect to the amortization of the fair value of the warrants. Additional interest expense of $1.5 million will be recognized ratably in 2004, 2005 and 2006 over the remaining term of the Bridge Notes. As of June 30, 2004, the carrying amount of the Bridge Notes, including accrued interest of $211,000, was $2.970 million. As of December 31, 2003, the carrying amount of the Bridge Notes, including accrued interest of $67,000, was $1.294 million.

     A reconciliation of bridge notes payable issued by ARTISTdirect Records during 2004 and 2003 to amounts presented in the consolidated balance sheets at June 30, 2004 and December 31, 2003 is presented below. During the six months ended June 30, 2004 (unaudited) and the year ended December 31, 2003, ARTISTdirect Records recorded costs with respect to such bridge notes as summarized below.

	Outside
	Investors	Ted Field
Gross amount funded during 2003	$1,150	$898
Deduct:
Fair value of warrants	(575)	(449)
Add:
Accrued interest	44	23
Amortization of fair value of warrants in 2003	136	67

Net liability at December 31, 2003	755	539
Gross amount funded during the six months ended June 30, 2004	—	2,195
Deduct:
Fair value of warrants	—	(1,098)
Add:
Accrued interest	47	97
Amortization of fair value of warrants for the six months ended June 30, 2004	143	292

Net liability at June 30, 2004	$945	$2,025

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

     During the six months ended June 30, 2004, ARTISTdirect Records cancelled its contract with one of the three artists, reducing its contractual obligation by $350,000, and advanced approximately $367,000 pursuant to its contractual commitments. Accordingly, at June 30, 2004, ARTISTdirect Records was contractually committed to additional minimum artist advances for the remainder of 2004 for two artists of approximately $783,000.

7. EQUITY-BASED TRANSACTIONS

     Effective January 1, 2004, the Company entered into a one-year consulting agreement with Keith Yokomoto, the Company’s former President and Chief Operating Officer, and currently a Director of the Company, that provides for total compensation of $120,000. Effective January 9, 2004, the Company also issued to Mr. Yokomoto two non-qualified stock options to purchase 10,000 shares and 50,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through January 9, 2011. The option for 10,000 shares was immediately vested upon issuance. The option for 50,000 shares vests in increments of 10,000 shares on February 1, 2004, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, based on the accomplishment of certain milestones by each respective date, which had not been attained as of June 30, 2004.

     Effective March 29, 2004, the Company issued to Robert N. Weingarten, the Company’s Chief Financial Officer, a stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011. The option vests and becomes exercisable in a series of 36 successive equal monthly installments from March 29, 2004.

     During June 2004, the Company settled a claim by a real estate broker by issuing a warrant to purchase 10,000 shares of common stock exercisable for a period of five years at $0.50 per share. The fair value of the warrant was determined to be $4,000, calculated pursuant to the Black-Scholes option-pricing model, and was charged to operations during the three months and six months ended June 30, 2004.

     In May 2001, the Company granted to the Company’s Chairman three non-qualified stock options, which are not part of any stock option plan maintained by the Company, to purchase an aggregate of 444,480 shares of common stock at an exercise price of $7.50 per share. Options on 302,370 shares were exercisable immediately (the underlying shares pursuant to the exercise of this option vest over five years from the date of the option grant); options on 75,588 shares were exercisable in the event the 30-day average closing price of the Company’s common stock on NASDAQ equaled or exceeded $35.00 per share within three years from the grant date, and options on 66,522 shares were exercisable in the event the 30-day average closing price of the Company’s common stock on NASDAQ equaled or exceeded $70.00 per share within three years of the grant date. Since the options for 75,588 shares and 66,522 shares did not vest pursuant to their terms on or before June 29, 2004, they expired on such date.

8. RELATED PARTY TRANSACTIONS

     During the three months ended September 30, 2003, the Company significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. The Company also relocated its administrative offices to a site leased by a company owned by Ted Field. The Company sub-leases these offices on a month-to-month basis. During the three months and six months ended June 30, 2004, the Company accrued $42,000 and $84,000, respectively, as rent expense in this regard.

9. SEGMENT INFORMATION AND CONCENTRATIONS

     Information with respect to the Company’s operating segments for the three months and six months ended June 30, 2004 and 2003 is presented below. The Company operated primarily through three reportable segments: E-commerce operations (“E-commerce”), Media Operations (“Media”) and Record Label operations (“Record Label”).

     E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline. Record label revenue is generated from the sale of recorded music performed by artists signed to the Company’s record labels. Approximately 66% of revenues from E-commerce are generated from the products related to one music group.

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

     The factors for determining reportable segments were based on services and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA (earnings or loss before interest, taxes, depreciation and amortization, including stock-based compensation, impairment losses, and minority interest). Included in EBITDA are direct operating expenses for the segment. The following table summarizes the revenue and EBITDA by segment for the three months and six months ended June 30, 2004 and 2003 (unaudited). Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$682	$855	$1,405	$1,666
Media	499	624	739	758
Record labels	(276)	497	(180)	1,252

	$905	$1,976	$1,964	$3,676

EBITDA
E-commerce:	$85	$103	$145	$191
Media	181	1	214	(574)
Record labels	(525)	14	(1,207)	(478)

	(259)	118	(848)	(861)
Corporate	(629)	(972)	(1,142)	(2,120)

	$(888)	$(854)	$(1,990)	$(2,981)

Reconciliation of EBITDA to Net Loss:
EBITDA per segments	$(888)	$(854)	$(1,990)	$(2,981)
Minority interest	710	—	998	—
Amortization of bridge notes	(257)	—	(435)	—
Amortization of stock-based Compensation	—	(27)	—	(61)
Depreciation and amortization	(79)	(340)	(162)	(753)
Loss from impairment of fixed assets	—	(2,225)	—	(2,225)
Loss from equity investments	—	(2,440)	—	(7,050)
Forgiveness of debt	—	411	482	411
Interest income (expense), net	(152)	51	(271)	104

Net loss	$(666)	$(5,424)	$(1,378)	$(12,555)

     The following table summarizes the Company’s assets as of June 30, 2004 (unaudited) and December 31, 2003.

	June 30,	December 31,
	2004	2003
	(in thousands)
Assets:
Corporate	$962	$2,066
E-commerce	481	528
Media	540	355
Record labels	(55)	57

	$1,928	$3,006

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

     In May 2001, we entered into an agreement with veteran entertainment executive Frederick W. (Ted) Field to become our Chairman and Chief Executive Officer and form a new record label in partnership with us. On June 29, 2001, our stockholders approved the employment of Mr. Field and the formation of the record label, ARTISTdirect Records, LLC, as a 50/50 co-venture between ARTISTdirect and Mr. Field where we agreed to provide a significant financial commitment. Through our co-venture record label, we develop new musical artists and produce and distribute their recordings as an independent label utilizing both traditional distribution channels and emerging Internet distribution channels. In addition to the formation of the record label and our financial commitment, we entered into a five-year employment agreement with Mr. Field and he joined our Board of Directors. Mr. Field also serves as the Chief Executive Officer of ARTISTdirect Records.

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

     We initially committed to fund a total of $50.0 million to ARTISTdirect Records over five years at the rate of $15.0 million per year, subject to a limit of $33.0 million in any three year period. Any funding in excess of these amounts required the approval of our Board of Directors.

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North America distribution agreement and worldwide license agreement with BMG Music, a wholly-owned partnership of Bertelsmann Music Group, Inc., the global music division of Bertelsmann AG (“BMG”). Under the terms of the agreement, BMG agreed to distribute the label’s releases in North America, and BMG licensed ARTISTdirect Records’ repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from us. As part of this transaction, BMG agreed to advance certain monies against net sales proceeds under the agreements and also assumed $5.0 million of our funding commitment to ARTISTdirect Records. As a result of the BMG equity purchase, our funding commitment was reduced to $45.0 million. In December 2002, BMG exercised its option to extend the term of the distribution and license agreement until September 2004.

     Under the distribution and license agreements, BMG made non-returnable advances to ARTISTdirect Records of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from ARTISTdirect Records’ artist repertoire. The loan advances bear interest at a rate of LIBOR plus 4%, and the principal and interest are not repayable until December 31, 2015, or upon such time as ARTISTdirect Records achieves certain defined levels of excess cash flow and available cash. As of June 30, 2004 and December 31, 2003, the unrecouped balance related to distribution advances from BMG was $8.9 million and $8.7 million, respectively.

     In August 2002, our Board of Directors approved an agreement (the “Accelerated Funding Agreement”) to accelerate up to $10.0 million of its funding commitment to ARTISTdirect Records. This funding was in addition to the $15.0 million that we were obligated to advance to ARTISTdirect Records in 2002 as part of the initial $50.0 million funding commitment. During 2002, we funded our $15.0 million commitment plus the additional $10.0 million bridge loan for total advances to the record label of $25.0 million in 2002 and $30.25 million from the inception of the record label through December 31, 2002. The $10.0 million of accelerated funding was credited toward the satisfaction of our overall funding commitment and funding obligation for 2003, resulting in a remaining funding commitment of $2.75 million for 2003 and $12.0 million for 2004. We advanced the $2.75 million in 2003. We have funded a total of $33.0 million through June 30, 2004.

     Our commitment to fund ARTISTdirect Records was subject to a guaranty for the benefit of BMG, wherein if we failed to meet our commitment, BMG had the right to enforce the guaranty or provide substitute financing that could have resulted in dilution of our interest in ARTISTdirect Records. Effective July 30, 2004, BMG and ARTISTdirect Records agreed to extinguish our obligations under this guaranty. As a result of the extinguishment of this financing obligation and a possible recapitalization of ARTISTdirect Records, our interest in ARTISTdirect Records would be reduced below 50%.

     As consideration for entering into the Accelerated Funding Agreement, we received an additional 20% interest in ARTISTdirect Records from Radar Records Holdings, L.L.C. (“RRH”), the entity through which Mr. Field owns his interest in ARTISTdirect Records, which resulted in an increase in our ownership share of ARTISTdirect Records to 65% from 45% and a decrease in Mr. Field’s ownership share to 30% from 50%. The Accelerated Funding Agreement also provided that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by us would be borne both by RRH and us pro rata with our then respective ownership interests. Furthermore, the Accelerated Funding Agreement provided for RRH to guarantee a 25% minimum annual compounded return to be realized from our advances and equity interests in ARTISTdirect Records. Due to the uncertainty with respect to the realization of such rate of return, we have not recorded any amounts related to the 25% minimum annual compounded return in our consolidated financial statements.

     Because we did not have voting or operating control of ARTISTdirect Records, even with our majority ownership position, prior to 2003 we did not consolidate the results of ARTISTdirect Records; we recorded our share of losses based on the equity method of accounting as loss from equity investments in our consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of our total funding commitment, we had committed to fund 100% of the operations of ARTISTdirect Records and had recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. From May 1, 2002 through December 31, 2003, we have recorded only our proportionate share, on the basis of remaining relative funding commitments, of any losses of ARTISTdirect Records. We have funded a total of $33.0 million of our funding commitment. We recognized $7.1 million of equity loss from ARTISTdirect Records for the six months ended June 30, 2003. The loss for ARTISTdirect Records for the three months and six months ended June 30, 2004 was $1.372 million and $2.303 million before intercompany interest eliminations of $465,000 and $929,000, respectively.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. We adopted FIN 46 effective December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003, and the operations of ARTISTdirect Records have been consolidated beginning January 1, 2004.

     During the three months ended September 30, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. As of June 30, 2004, ARTISTdirect Records did not have sufficient working capital resources to conduct operations. ARTISTdirect Records requires additional capital in order to continue operations, and therefore we are continuing to pursue alternatives to raise additional capital. However, there can be no assurance that additional capital can be obtained on reasonable terms or at all. If additional funds are raised through the issuance of equity securities of ARTISTdirect Records, our percentage ownership in ARTISTdirect Records would be reduced. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records. In such event, ARTISTdirect Records may seek to divest all or certain of its assets in order to raise the capital necessary to sustain its business operations. We may also independently seek to divest all or a part of our ownership interest in ARTISTdirect Records.

Going Concern

     We have incurred losses and negative cash flows from operations in every fiscal period since inception and had an accumulated deficit of $224.1 million at June 30, 2004 and $222.7 million at December 31, 2003. For the six months ended June 30, 2004, we incurred a net loss of $1.4 million and negative operating cash flows of $3.2 million. For the year ended December 31, 2003, we incurred a net loss of $21.7 million and negative operating cash flows of $5.4 million. As of June 30, 2004, we had a net working capital deficiency of $8.8 million and a stockholders’ deficiency of $18.3 million. As of December 31, 2003, we had a net working capital deficiency of $9.5 million and a stockholders’ deficiency of $16.9 million.

     Our operations to date and our loans to ARTISTdirect Records have been funded by the sale of preferred and common stock. We have funded a large portion of the operations of ARTISTdirect Records. Management expects our operating losses to continue for the near-term.

     Although we have limited cash resources available to fund our ongoing working capital requirements, we currently believe that we have adequate cash resources to maintain our operations at current levels through the remainder of 2004 and into early 2005. During 2003, we restructured our operations, laid off most of our staff and reduced operating costs, and have been attempting to raise additional funds through various means, although there can be no assurances that we will be successful in this regard. The failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records. To the extent that our estimate of our cash flow requirements is inaccurate or we are unable to obtain the capital necessary to sustain our business operations on a timely basis and under acceptable terms and conditions, we may further reduce our operations and/or consider a formal or informal restructuring or reorganization.

     As a result of the conditions described above, our auditors have included an explanatory paragraph in their opinion on our December 31, 2003 consolidated financial statements indicating that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition, stock-based compensation, and impairment of long-lived assets and goodwill. These accounting policies are discussed in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, as well as the notes to the December 31, 2003 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2003.

Statements of Operations

     Presented below are the statements of operations as reported for the three months and six months ended June 30, 2003 and 2004. Also presented below is a statement of operations for the three months and six months ended June 30, 2003 prepared on a pro forma basis reflecting the consolidation of ARTISTdirect Records for that period in order to provide a basis for comparison to the three months and six months ended June 30, 2004. Comparisons between 2004 and 2003 have been made on both a pro forma and on an as reported basis.

     During the three months and six months ended June 30, 2004, record label operations consisted of the operations of ARTISTdirect Records, which were not consolidated until 2004. During the three months and six months ended June 30, 2003, record label operations consisted of the operations of iMusic, which were significantly scaled back during mid-2003. The following information is unaudited.

	Three Months Ended June 30,			Six Months Ended June 30,
	As Reported	Pro Forma	As Reported	As Reported	Pro Forma	As Reported
	2003	2003	2004	2003	2003	2004
Net revenue:
E-Commerce	$855	$855	$682	$1,666	$1,666	$1,405
Media	624	624	499	758	758	739
Record label	497	715	(276)	1,252	2,427	(180)

Total net revenue	1,976	2,194	905	3,676	4,851	1,964

Cost of revenue:
Direct cost of product sales	809	1,155	722	1,810	3,502	1,887
Other cost of revenue	396	396	88	911	911	288
Stock-based compensation	13	13	—	33	33	—

Total cost of revenue	1,218	1,564	810	2,754	4,446	2,175

Gross profit (loss)	758	630	95	922	405	(211)

Operating expenses:
Sales and marketing	307	1,393	149	1,104	4,227	237
General and administrative	1,318	3,663	830	2,832	8,317	1,538
Stock-based compensation	14	14	4	28	28	4
Depreciation and amortization	340	352	79	753	778	162
Loss from sale and abandonment of property and equipment	2,225	2,325	—	2,225	2,325	—

Total operating costs	4,204	7,747	1,062	6,942	15,675	1,941

Loss from operations	(3,446)	(7,117)	(967)	(6,020)	(15,270)	(2,152)
Loss from equity investments	(2,440)	—	—	(7,050)	—	—
Minority interest	—	—	710	—	—	998
Interest income (expense), net	51	(16)	(152)	104	(27)	(271)
Forgiveness of debt	411	411	—	411	411	482
Amortization of bridge note warrants	—	—	(257)	—	—	(435)

Net loss	$(5,424)	$(6,722)	$(666)	$(12,555)	$(14,886)	$(1,378)

Results of Operations

Three Months Ended June 30, 2004 and 2003 (As Reported)

Net Revenue

     Net revenue decreased by $1,071,000 or 54% to $905,000 for the three months ended June 30, 2004 as compared to $1,976,000 for the three months ended June 30, 2003. E-Commerce revenue decreased by $173,000 or 20% to $682,000 for the three months ended June 30, 2004 as compared to $855,000 for the three months ended June 30, 2003, primarily due to a reduction in the number of orders. Media revenue decreased by $125,000 or 20% to $499,000 for the three months ended June 30, 2004 as compared to $624,000 for the three months ended June 30, 2003, primarily due to a decrease in impression-based online advertising sales. iMusic record label revenue was $497,000 for the three months ended June 30, 2003 as compared to $(276,000) for the three months ended June 30, 2004 for both iMusic and ARTISTdirect Records as a result of the scale-back of iMusic activities in mid-2003 and an increase in the reserve for product returns for both iMusic and ARTISTdirect Records in 2004.

Cost of Revenue

     Total cost of revenue decreased by $408,000 or 33% to $810,000 for the three months ended June 30, 2004 as compared to $1,218,000 for the three months ended June 30, 2003. Direct cost of product sales decreased by $87,000 or 11% to $722,000 for the three months ended June 30, 2004 as compared to $809,000 for the three months ended June 30, 2003. Other cost of revenue decreased by $308,000 or 78% to $88,000 for the three months ended June 30, 2004 as compared to $396,000 for the three months ended June 30, 2003. For the three months ended June 30, 2004, we recorded $0 non-cash stock-based compensation charges as compared to $13,000 for the three months ended June 30, 2003. The decrease in cost of revenue categories was related to the scale-back of record label operations.

Operating Expense

     Sales and Marketing. Sales and marketing expense decreased by $158,000 or 51% to $149,000 for the three months ended June 30, 2004 as compared to $307,000 for the three months ended June 30, 2003. The decrease was primarily attributable to a decrease in iMusic record label marketing expenses as a result of the scale-back of the operations of iMusic in mid-2003 and the absence of any new releases in 2004.

     General and Administrative. General and administrative expense decreased by $488,000 or 37% to $830,000 for the three months ended June 30, 2004 as compared to $1,318,000 for the three months ended June 30, 2003. This decrease was primarily attributable to decreases in payroll and related costs as a result of personnel reductions and occupancy costs as a result of the termination of our office lease in 2003.

     Stock-based Compensation. Stock-based compensation expense was $4,000 for the three months ended June 30, 2004 as compared to $14,000 for the three months ended June 30, 2003. This decrease was due to the full amortization of stock-based compensation related to artist store agreements in 2003.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $261,000 or 77% to $79,000 for the three months ended June 30, 2004 from $340,000 for the three months ended June 30, 2003. This decrease was primarily due to the write-down of certain fixed assets, primarily leasehold improvements, during 2003.

     Loss from Sale and Abandonment of Property and Equipment. During the three months ended June 30, 2003, we determined that our fixed assets were impaired due to continuing losses, going concern issues, the delisting of our common stock from the NASDAQ Stock Market, and the likelihood that the majority of these assets would likely be abandoned in the near future. We determined that these factors were indicators of impairment and thus reduced the carrying amount of the fixed assets to their estimated fair value by recording a write-off of $2,225,000 during the three months ended June 30, 2003.

Other Income and Expense

     Loss from Equity Investments. Loss from equity investments for the three months ended June 30, 2004 was $0 as compared to $2,440,000 for the three months ended June 30, 2003. The loss recognized during the three months ended June 30, 2003 related to our share of losses from ARTISTdirect Records. For the three months ended June 30, 2004, the results of ARTISTdirect Records were consolidated. The loss for ARTISTdirect Records for the three months ended June 30, 2004 was $1,372,000 before intercompany interest eliminations of $465,000.

     Minority Interest. Minority interest share of the loss for the three months ended June 30, 2004 was $710,000 as compared to $0 for the three months ended June 30, 2003. The minority interest for the three months ended June 30, 2004 relates to the consolidation of ARTISTdirect Records during 2004. There was no minority interest during the three months ended June 30, 2003, as ARTISTdirect Records was accounted for under the equity method of accounting during 2003.

     Interest Income (Expense), Net. Interest expense for the three months ended June 30, 2004 was $152,000 as compared to interest income of $51,000 for the three months ended June 30, 2003. The decrease was due to lower available cash balances and the interest expense related to the bridge notes issued by ARTISTdirect Records in 2003 and 2004.

     Forgiveness of Debt. Forgiveness of debt for the three months ended June 30, 2004 was $0 as compared to $411,000 for the three months ended June 30, 2003. During 2002, our Chairman’s employment agreement was amended whereby he agreed to defer his future salary until we raised new debt or equity financing of at least $20 million. During the three months ended June 30, 2003, our Chairman’s employment agreement was further amended whereby all deferred and any future salary, except a base amount, would be waived, even if new debt or equity financing was raised. Accordingly, $411,000 of accrued compensation due to our Chairman was recorded as gain from forgiveness of debt in the condensed consolidated statements of operations for the three months ended June 30, 2003.

     Amortization of Bridge Note Warrants. Amortization of bridge note warrants for the three months ended June 30, 2004 was $257,000 as compared to $0 for the three months ended June 30, 2003. The increase relates to the amortization expense with respect to warrants issued in connection with bridge notes issued by ARTISTdirect Records in 2003 and 2004.

Net Loss

     As a result of the aforementioned factors, net loss decreased by $4,758,000 or 88%, to $666,000 for the three months ended June 30, 2004 as compared to $5,424,000 for the three months ended June 30, 2003.

Three Months Ended June 30, 2004 and 2003 (Pro Forma)

Net Revenue

     Net revenue decreased by $1,289,000 or 59% to $905,000 for the three months ended June 30, 2004 as compared to $2,194,000 for the three months ended June 30, 2003. E-Commerce revenue decreased by $173,000 or 20% to $682,000 for the three months ended June 30, 2004 as compared to $855,000 for the three months ended June 30, 2003, primarily due to a reduction in the number of orders. Media revenue decreased by $125,000 or 20% to $499,000 for the three months ended June 30, 2004 as compared to $624,000 for the three months ended June 30, 2003, primarily due to a decrease in impression-based online advertising sales. Record label revenue was $715,000 for the three months ended June 30, 2003 as compared to $(276,000) for the three months ended June 30, 2004 for both iMusic and ARTISTdirect Records. The significant decrease in revenues from both record labels is due to the scale-back of iMusic and ARTISTdirect Records activities in mid-2003 and an increase in the reserve for product returns for both iMusic and ARTISTdirect Records in 2004.

Cost of Revenue

     Total cost of revenue decreased by $754,000 or 48% to $810,000 for the three months ended June 30, 2004 as compared to $1,564,000 for the three months ended June 30, 2003. Direct cost of product sales decreased by $433,000 or 37% to $722,000 for the three months ended June 30, 2004 as compared to $1,155,000 for the three months ended June 30, 2003. Other cost of revenue decreased by $308,000 or 78% to $88,000 for the three months ended June 30, 2004 as compared to $396,000 for the three months ended June 30, 2003. For the three months ended June 30, 2004, we recorded $0 non-cash stock-based compensation charges as compared to $13,000 for the three months ended June 30, 2003. The decrease in cost of revenue categories was related to the scale-back of record label operations.

Operating Expense

     Sales and Marketing. Sales and marketing expense decreased by $1,244,000 or 89% to $149,000 for the three months ended June 30, 2004 as compared to $1,393,000 for the three months ended June 30, 2003. The decrease was primarily attributable to a decrease in marketing expenses for both iMusic and ARTISTdirect Records as a result of the scale-back of their operations in mid-2003 and the absence of any new releases in 2004.

     General and Administrative. General and administrative expense decreased by $2,833,000 or 77% to $830,000 for the three months ended June 30, 2004 as compared to $3,663,000 for the three months ended June 30, 2003. This decrease was primarily attributable to decreases in payroll and related costs at both the parent company and at ARTISTdirect Records as a result of personnel reductions and occupancy costs as a result of the termination of our office lease in 2003.

     Stock-based Compensation. Stock-based compensation expense was $4,000 for the three months ended June 30, 2004 as compared to $14,000 for the three months ended June 30, 2003. This decrease was due to the full amortization of stock-based compensation related to artist store agreements in 2003.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $273,000 or 78% to $79,000 for the three months ended June 30, 2004 from $352,000 for the three months ended June 30, 2003. This decrease was primarily due to the write-down of certain fixed assets, primarily leasehold improvements, during 2003.

     Loss from Sale and Abandonment of Property and Equipment. During the three months ended June 30, 2003, we determined that our fixed assets were impaired due to continuing losses, going concern issues, the delisting of our common stock from the NASDAQ Stock Market, and the likelihood that the majority of these assets would likely be abandoned in the near future. We determined that these factors were indicators of impairment and thus reduced the carrying amount of the fixed assets to their estimated fair value by recording a write-off of $2,325,000 during the three months ended June 30, 2003, including $2,225,000 at the parent company and $100,000 at ARTISTdirect Records.

Other Income and Expense

     Minority Interest. Minority interest share of the loss for the three months ended June 30, 2004 was $710,000 as compared to $0 for the three months ended June 30, 2003.

     Interest Income (Expense), Net. Interest expense for the three months ended June 30, 2004 was $152,000 as compared to interest expense of $16,000 for the three months ended June 30, 2003. The increase in interest expense was due to lower available cash balances and the interest expense related to the bridge notes issued by ARTISTdirect Records in 2003 and 2004.

     Forgiveness of Debt. Forgiveness of debt for the three months ended June 30, 2004 was $0 as compared to $411,000 for the three months ended June 30, 2003.

     During 2002, our Chairman’s employment agreement was amended whereby he agreed to defer his future salary until we raised new debt or equity financing of at least $20 million. During the three months ended June 30, 2003, our Chairman’s employment agreement was further amended whereby all deferred and any future salary, except a base amount, would be waived, even if new debt or equity financing was raised. Accordingly, $411,000 of accrued compensation due to our Chairman was recorded as gain from forgiveness of debt in the condensed consolidated statements of operations for the three months ended June 30, 2003.

     Amortization of Bridge Note Warrants. Amortization of bridge note warrants for the three months ended June 30, 2004 was $257,000 as compared to $0 for the three months ended June 30, 2003. The increase relates to the amortization expense with respect to warrants issued in connection with bridge notes issued by ARTISTdirect Records in 2003 and 2004.

Net Loss

     As a result of the aforementioned factors, net loss decreased by $6,056,000 or 90%, to $666,000 for the three months ended June 30, 2004 as compared to $6,722,000 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 and 2003 (As Reported)

Net Revenue

     Net revenue decreased by $1,712,000 or 47% to $1,964,000 for the six months ended June 30, 2004 as compared to $3,676,000 for the six months ended June 30, 2003. E-Commerce revenue decreased by $261,000 or 16% to $1,405,000 for the six months ended June 30, 2004 as compared to $1,666,000 for the six months ended June 30, 2003, primarily due to a reduction in the number of orders. Media revenue decreased by $19,000 or 3% to $739,000 for the six months ended June 30, 2004 as compared to $758,000 for the six months ended June 30, 2003. iMusic record label revenue was $1,252,000 for the six months ended June 30, 2003 as compared to $(180,000) for the six months ended June 30, 2004 for both iMusic and ARTISTdirect Records as a result of the scale- back of iMusic activities in mid-2003 and an increase in the reserve for product returns for both iMusic and ARTISTdirect Records in 2004.

Cost of Revenue

     Total cost of revenue decreased by $579,000 or 21% to $2,175,000 for the six months ended June 30, 2004 as compared to $2,754,000 for the six months ended June 30, 2003. Direct cost of product sales increased by $77,000 or 4% to $1,887,000 for the six months ended June 30, 2004 as compared to $1,810,000 for the six months ended June 30, 2003, as a result of an increase in artist recording advances by ARTISTdirect Records during the three months ended March 31, 2004. Other cost of revenue decreased by $623,000 or 68% to $288,000 for the six months ended June 30, 2004 as compared to $911,000 for the six months ended June 30, 2003, as a result of the scale-back of record label operations. For the six months ended June 30, 2004, we recorded $0 non-cash stock-based compensation charges as compared to $33,000 for the six months ended June 30, 2003.

Operating Expense

     Sales and Marketing. Sales and marketing expense decreased by $867,000 or 79% to $237,000 for the six months ended June 30, 2004 as compared to $1,104,000 for the six months ended June 30, 2003. The decrease was primarily attributable to a decrease in iMusic record label marketing expenses as a result of the scale-back of the operations of iMusic in mid-2003 and the absence of any new releases in 2004.

     General and Administrative. General and administrative expense decreased by $1,294,000 or 46% to $1,538,000 for the six months ended June 30, 2004 as compared to $2,832,000 for the six months ended June 30, 2003. This decrease was primarily attributable to decreases in payroll and related costs as a result of personnel reductions and occupancy costs as a result of the termination of our office lease in 2003.

     Stock-based Compensation. Stock-based compensation expense was $4,000 for the six months ended June 30, 2004 as compared to $28,000 for the six months ended June 30, 2003. This decrease was due to the full amortization of stock-based compensation related to artist store agreements in 2003.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $591,000 or 78% to $162,000 for the six months ended June 30, 2004 from $753,000 for the six months ended June 30, 2003. This decrease was primarily due to the write-down of certain fixed assets, primarily leasehold improvements, during 2003.

     Loss from Sale and Abandonment of Property and Equipment. During the six months ended June 30, 2003, we determined that our fixed assets were impaired due to continuing losses, going concern issues, the delisting of our common stock from the NASDAQ Stock Market, and the likelihood that the majority of these assets would likely be abandoned in the near future. We determined that these factors were indicators of impairment and thus reduced the carrying amount of the fixed assets to their estimated fair value by recording a write-off of $2,225,000 during the six months ended June 30, 2003.

Other Income and Expense

     Loss from Equity Investments. Loss from equity investments for the six months ended June 30, 2004 was $0 as compared to $7,050,000 for the six months ended June 30, 2003. The loss recognized during the six months ended June 30, 2003 related to our share of losses from ARTISTdirect Records. For the six months ended June 30, 2004, the results of ARTISTdirect Records were consolidated. The loss for ARTISTdirect Records for the six months ended June 30, 2004 was $2,303,000 before intercompany interest eliminations of $929,000.

     Minority Interest. Minority interest share of the loss for the six months ended June 30, 2004 was $998,000 as compared to $0 for the six months ended June 30, 2003. The minority interest for the six months ended June 30, 2004 relates to the consolidation of ARTISTdirect Records during 2004. There was no minority interest during the six months ended June 30, 2003, as ARTISTdirect Records was accounted for under the equity method of accounting during 2003.

     Interest Income (Expense), Net. Interest expense for the six months ended June 30, 2004 was $271,000 as compared to interest income of $104,000 for the six months ended June 30, 2003. The decrease was due to lower available cash balances and the interest expense related to the bridge notes issued by ARTISTdirect Records in 2003 and 2004.

     Forgiveness of Debt. Forgiveness of debt for the six months ended June 30, 2004 was $482,000 as compared to $411,000 for the six months ended June 30, 2003.

     The forgiveness of debt in 2004 related to the negotiation and settlement of certain vendor liabilities related to ARTISTdirect Records during the six months ended June 30, 2004.

     During 2002, our Chairman’s employment agreement was amended whereby he agreed to defer his future salary until we raised new debt or equity financing of at least $20 million. During the six months ended June 30, 2003, our Chairman’s employment agreement was further amended whereby all deferred and any future salary, except a base amount, would be waived, even if new debt or equity financing was raised. Accordingly, $411,000 of accrued compensation due to our Chairman was recorded as gain from forgiveness of debt in the condensed consolidated statements of operations for the six months ended June 30, 2003.

     Amortization of Bridge Note Warrants. Amortization of bridge note warrants for the six months ended June 30, 2004 was $435,000 as compared to $0 for the six months ended June 30, 2003. The increase relates to the amortization expense with respect to warrants issued in connection with bridge notes issued by ARTISTdirect Records in 2003 and 2004.

Net Loss

     As a result of the aforementioned factors, net loss decreased by $11,177,000 or 89%, to $1,378,000 for the six months ended June 30, 2004 as compared to $12,555,000 for the six months ended June 30, 2003.

Six Months Ended June 30, 2004 and 2003 (Pro Forma)

Net Revenue

     Net revenue decreased by $2,887,000 or 60% to $1,964,000 for the six months ended June 30, 2004 as compared to $4,851,000 for the six months ended June 30, 2003. E-Commerce revenue decreased by $261,000 or 16% to $1,405,000 for the six months ended June 30, 2004 as compared to $1,666,000 for the six months ended June 30, 2003, primarily due to a reduction in the number of orders. Media revenue decreased by $19,000 or 3% to $739,000 for the six months ended June 30, 2004 as compared to $758,000 for the six months ended June 30, 2003. Record label revenue was $2,427,000 for the six months ended June 30, 2003 as compared to $(180,000) for the six months ended June 30, 2004 for both iMusic and ARTISTdirect Records. The significant decrease in revenues from both record labels is due to the scale-back of iMusic and ARTISTdirect Records activities in mid-2003 and an increase in the reserve for product returns for both iMusic and ARTISTdirect Records in 2004.

Cost of Revenue

     Total cost of revenue decreased by $2,271,000 or 51% to $2,175,000 for the six months ended June 30, 2004 as compared to $4,446,000 for the six months ended June 30, 2003. Direct cost of product sales decreased by $1,615,000 or 46% to $1,887,000 for the six months ended June 30, 2004 as compared to $3,502,000 for the six months ended June 30, 2003. Other cost of revenue decreased by $623,000 or 68% to $288,000 for the six months ended June 30, 2004 as compared to $911,000 for the six months ended June 30, 2003. For the six months ended June 30, 2004, we recorded $0 non-cash stock-based compensation charges as compared to $33,000 for the six months ended June 30, 2003. The decrease in cost of revenue categories was related to the scale-back of record label operations.

Operating Expense

     Sales and Marketing. Sales and marketing expense decreased by $3,990,000 or 94% to $237,000 for the six months ended June 30, 2004 as compared to $4,227,000 for the six months ended June 30, 2003. The decrease was primarily attributable to a decrease in marketing expenses for both iMusic and ARTISTdirect Records as a result of the scale-back of their operations in mid-2003 and the absence of any new releases in 2004.

     General and Administrative. General and administrative expense decreased by $6,779,000 or 82% to $1,538,000 for the six months ended June 30, 2004 as compared to $8,317,000 for the six months ended June 30, 2003. This decrease was primarily attributable to decreases in payroll and related costs at both the parent company and at ARTISTdirect Records as a result of personnel reductions and occupancy costs as a result of the termination of our office lease in 2003.

     Stock-based Compensation. Stock-based compensation expense was $4,000 for the six months ended June 30, 2004 as compared to $28,000 for the six months ended June 30, 2003. This decrease was due to the full amortization of stock-based compensation related to artist store agreements in 2003.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $616,000 or 79% to $162,000 for the six months ended June 30, 2004 from $778,000 for the six months ended June 30, 2003. This decrease was primarily due to the write-down of certain fixed assets, primarily leasehold improvements, during 2003.

     Loss from Sale and Abandonment of Property and Equipment. During the six months ended June 30, 2003, we determined that our fixed assets were impaired due to continuing losses, going concern issues, the delisting of our common stock from the NASDAQ Stock Market, and the likelihood that the majority of these assets would likely be abandoned in the near future. We determined that these factors were indicators of impairment and thus reduced the carrying amount of the fixed assets to their estimated fair value by recording a write-off of $2,325,000 during the six months ended June 30, 2003, including $2,225,000 at the parent company and $100,000 at ARTISTdirect Records.

Other Income and Expense

     Minority Interest. Minority interest share of the loss for the six months ended June 30, 2004 was $998,000 as compared to $0 for the six months ended June 30, 2003.

     Interest Income (Expense), Net. Interest expense for the six months ended June 30, 2004 was $271,000 as compared to interest expense of $27,000 for the six months ended June 30, 2003. The increase in interest expense was due to lower available cash balances and the interest expense related to the bridge notes issued by ARTISTdirect Records in 2003 and 2004.

     Forgiveness of Debt. Forgiveness of debt for the six months ended June 30, 2004 was $482,000 as compared to $411,000 for the six months ended June 30, 2003.

     The forgiveness of debt in 2004 related to the negotiation and settlement of certain vendor liabilities related to ARTISTdirect Records during the six months ended June 30, 2004.

     During 2002, our Chairman’s employment agreement was amended whereby he agreed to defer his future salary until we raised new debt or equity financing of at least $20 million. During the six months ended June 30, 2003, our Chairman’s employment agreement was further amended whereby all deferred and any future salary, except a base amount, would be waived, even if new debt or equity financing was raised. Accordingly, $411,000 of accrued compensation due to our Chairman was recorded as gain from forgiveness of debt in the condensed consolidated statements of operations for the six months ended June 30, 2003.

     Amortization of Bridge Note Warrants. Amortization of bridge note warrants for the six months ended June 30, 2004 was $435,000 as compared to $0 for the six months ended June 30, 2003. The increase relates to the amortization expense with respect to warrants issued in connection with bridge notes issued by ARTISTdirect Records in 2003 and 2004.

Net Loss

     As a result of the aforementioned factors, net loss decreased by $13,508,000 or 91%, to $1,378,000 for the six months ended June 30, 2004 as compared to $14,886,000 for the six months ended June 30, 2003.

Liquidity and Capital Resources – June 30, 2004

Overview

     We have financed our activities during the past few years from the sale of our equity securities. ARTISTdirect Records has relied primarily on advances from ARTISTdirect, Inc. and from BMG to fund its operations since inception in 2001. During 2003 and 2004, ARTISTdirect Records also received bridge loans aggregating $4,243,000 from Ted Field and from outside investors (see “Financing” below).

     As of June 30, 2004, on a consolidated basis, we had $731,000 of unrestricted cash and cash equivalents. We had a working capital deficiency of $8,780,000 at June 30, 2004, primarily because of the net liability to BMG of $8,878,000 at such date.

     During the year ended December 31, 2003, we restructured senior operating management and significantly reduced overhead and operating activities and laid off the majority of our staff. During 2004, we are focusing on obtaining additional capital, as well as enhancing the operations and margins of the Media business. We do not expect to be able to make significant further reductions to operating costs in 2004.

     As of June 30, 2004, ARTISTdirect Records did not have sufficient working capital resources to conduct operations and had therefore curtailed its operations. Since ARTISTdirect Records requires additional capital in order to continue operations, it is continuing to pursue alternatives to raise additional capital. However, there can be no assurances that additional capital can be obtained on reasonable terms or at all.

     As of December 31, 2003, ARTISTdirect Records had received $898,000 of loans from Ted Field and $1,150,000 of loans from outside investors (including $100,000 from Jonathan V. Diamond, our President and Chief Executive Officer). During the six months ended June 30, 2004, ARTISTdirect Records received an additional $2,195,000 of loans from Mr. Field, bringing Mr. Field’s advances to a total of $3,093,000 at June 30, 2004. The loans were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and will be converted into new equity of ARTISTdirect Records as part of its next equity financing.

     The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted. Since the Bridge Notes are convertible into equity based on their face amount, this results in a beneficial conversion feature. The relative fair value of the warrants issued was $2,122,000 (one-half of the amount funded by the investors in the Bridge Notes), which was recorded as a reduction to the carrying amount of the Bridge Notes and a credit to minority interest, and is being charged to operations as amortization of Bridge Note warrants over the specified term of the Bridge Notes.

     Operating. For the six months ended June 30, 2004, net cash used in operating activities was $3,202,000, as compared to $2,358,000 for the six months ended June 30, 2003. Net cash used in operating activities for each of these periods primarily consisted of net losses, including adjustments for minority interest in 2004, loss from equity investments in 2003, loss from sale or abandonment of fixed assets in 2003, forgiveness of debt, and depreciation and amortization. ARTISTdirect Records was included in operating activities in 2004, but was not included in operating activities in 2003.

     Investing. For the six months ended June 30, 2004, net cash provided by investing activities was $1,012,000, which related to the sale/maturity of short-term investments. For the six months ended June 30, 2003, net cash provided by investing was $861,000, consisting of the sale/maturity of short-term investments of $3,611,000, offset by advances of $2,750,000 to ARTISTdirect Records.

     Financing. For the six months ended June 30, 2004, net cash provided by financing activities was $2,195,000, which related to the issuance of Bridge Notes by ARTISTdirect Records. For the six months ended June 30, 2003, net cash provided by financing activities was $453,000, consisting primarily of a decrease in restricted cash.

Principal Commitments – ARTISTdirect, Inc. and ARTISTdirect Records, LLC

     A summary of our contractual cash obligations as of June 30, 2004 (excluding the $12.0 million funding obligation to ARTISTDirect Records, which was extinguished on July 30, 2004) is as follows:

	Payments Due by Period (in thousands)
		Less than	Between	Between	After
Contractual cash obligations	Total	1 year	2-3 years	4-5 years	5 years
Operating leases	$17	$17	$—	$—	$—
Employment contracts	454	153	185	116	—
Artist advances	783	783	—	—	—
Liability to BMG (including accrued interest)	5,331	—	—	—	5,331
Bridge Notes (including accrued interest)	4,454	—	4,454	—	—

Total contractual cash obligations	$11,039	$953	$4,639	$116	$5,331

     At June 30, 2004, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Liquidity – ARTISTdirect, Inc. and ARTISTdirect Records, LLC

     We have a substantial working capital deficiency at June 30, 2004 and limited cash resources to fund our ongoing working capital requirements. However, we believe that we have adequate cash resources to maintain operations through the remainder of 2004 and into early 2005. We have reduced our operations and have divested certain of our assets in order to attempt to raise the capital necessary to sustain business operations, and we are exploring various alternatives to raise additional capital. There can be no assurance that additional capital can be obtained either by us or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records.

     If additional funds are raised through the issuance of equity securities by ADI or ARTISTdirect Records, the percentage ownership of current stockholders in ADI and/or ARTISTdirect Records will be reduced. If we raise additional funds by issuing debt, we may be subject to limitations on how we conduct our operations, and any debt issued by ARTISTdirect Records may be senior to the obligations of ARTISTdirect Records to us. To the extent that our estimate of our cash flow requirements is inaccurate or we are unable to obtain the capital necessary to sustain our business operations on a timely basis and under acceptable terms and conditions, we may further reduce our operations and/or consider a formal or informal restructuring or reorganization.

     Due to our current financial condition, our auditors have included an explanatory paragraph in their reports on the 2003 consolidated financial statements of ARTISTdirect, Inc. and of ARTISTdirect Records, LLC stating that there is substantial doubt about our respective abilities to continue as going concerns.

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

Sales of Unregistered Securities

     During June 2004, the Company settled a claim by a real estate broker by issuing a warrant to purchase 10,000 shares of common stock exercisable for a period of five years at $0.50 per share. The fair value of the warrant was determined to be $4,000, calculated pursuant to the Black-Scholes option-pricing model, and was charged to operations during the three months and six months ended June 30, 2004.

     The warrant was issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipient.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)	Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the three months ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC. (Registrant)

Dated: August 18, 2004	By:	/s/ JONATHAN V. DIAMOND Jonathan V. Diamond Chief Executive Officer

Dated: August 18, 2004	By:	/s/ ROBERT N. WEINGARTEN Robert N. Weingarten Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1-7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1-7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.1	Notice of Grant of Stock Option dated as of March 29, 2004 by and between the Registrant and Robert N. Weingarten.

10.2	Termination Agreement made as of July 30, 2004 among the Registrant, ARTISTdirect Records, LLC and BMG Music.

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.