Form 10-Q
period 2004-09-30
ARTISTDIRECT INC
filed 2004-11-19
CIK 1095079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                     to

Commission file number: 000-30063

ARTISTdirect, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4760230
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10900 Wilshire Boulevard, Suite 1400	90024
Los Angeles, California	(Zip Code)
(Address of principal executive offices)

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

As of September 30, 2004, the registrant had 3,502,117 shares of common stock, par value $0.01 per share, issued and outstanding.

Documents incorporated by reference: None.

ARTISTDIRECT, INC. AND SUBSIDIARIES

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(amounts in thousands, except for share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(see Note 1)
Assets
Current assets:
Cash and cash equivalents	$765	$726
Restricted cash	350	350
Short-term investments	—	1,022
Accounts receivable, net	532	297
Prepaid expenses and other current assets	258	289

Total current assets	1,905	2,684
Property and equipment, net	114	307
Other assets	20	15

	$2,039	$3,006

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$306	$1,116
Accrued expenses	1,498	2,283
Net liability to BMG	8,855	8,749
Current portion of bridge notes payable – outside investors	920	—
Current portion of bridge notes payable – related party	451	—

Total current liabilities	12,030	12,148
Bridge notes payable – outside investors, less current portion	120	755
Bridge notes payable – related party, less current portion	1,985	539
Loan due to BMG — distributor and related party	5,404	5,197

Total liabilities	19,539	18,639

Minority interest	1,940	1,312

Commitments
Stockholders’ deficiency:
Preferred stock, $0.01 par value -
Authorized - 5,000,000 shares
Issued and outstanding – none	—	—
Common Stock, $0.01 par value -
Authorized - 15,000,000 shares

	September 30,	December 31,
	2004	2003
	(Unaudited)	(see Note 1)
Issued – 3,825,019 shares
Outstanding - 3,502,117 shares	38	38
Treasury stock, 322,902 shares, at cost	(3,442)	(3,442)
Additional paid-in capital	209,135	209,128
Accumulated deficit	(225,171)	(222,679)
Unrealized gain on available for sale securities	—	10

Total stockholders’ deficiency	(19,440)	(16,945)

	$2,039	$3,006

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(amounts in thousands, except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(see Note 1)		(see Note 1)
Net revenue:
E-Commerce	$793	$731	$2,198	$2,397
Media	571	84	1,310	842
Record labels	51	64	(129)	1,315

Total net revenue	1,415	879	3,379	4,554

Cost of revenue:
Direct cost of product sales	802	571	2,689	2,381
Other cost of revenue	99	177	387	1,088
Stock-based compensation	—	—	—	33

Total cost of revenue	901	748	3,076	3,502

Gross profit	514	131	303	1,052

Operating expenses:
Sales and marketing	70	75	307	1,178
General and administrative	674	1,060	2,212	3,892
Stock-based compensation	3	479	7	507
Depreciation and amortization	54	147	216	900
Loss from sale and abandonment of property and equipment	—	—	—	2,225

Total operating expenses	801	1,761	2,742	8,702

Loss from operations	(287)	(1,630)	(2,439)	(7,650)
Loss from equity investments	—	(64)	—	(7,114)
Minority interest	198	—	610	—
Interest income (expense), net	(165)	24	(436)	128
Forgiveness of debt	—	—	482	411
Amortization of bridge note warrants	(274)	—	(709)	—

Net loss	$(528)	$(1,670)	$(2,492)	$(14,225)

Net loss per common share - basic and diluted	$(0.15)	$(0.48)	$(0.71)	$(4.11)

Weighted average common shares outstanding – basic and diluted	3,502,117	3,462,107	3,502,117	3,461,943

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(see Note 1)		(see Note 1)
Net loss	$(528)	$(1,670)	$(2,492)	$(14,225)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	—	(9)	(10)	(50)

Comprehensive loss	$(528)	$(1,679)	$(2,502)	$(14,275)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficiency (Unaudited)
(amounts in thousands, except for share data)

						Unrealized
						Gain (Loss)
	Common Stock			Additional		on Available	Total
			Treasury	Paid-In	Accumulated	for Sale	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Securities	Deficiency
Balance at December 31, 2003	3,502,117	$38	$(3,442)	$209,128	$(222,679)	$10	$(16,945)
Unrealized loss on available for sale securities	—	—	—	—	—	(10)	(10)
Issuance of warrants as settlement and for services rendered	—	—	—	7	—	—	7
Net loss	—	—	—	—	(2,492)	—	(2,492)

Balance at September 30, 2004	3,502,117	$38	$(3,442)	$209,135	$(225,171)	$—	$(19,440)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2004	2003
	(see Note 1)
Cash flows from operating activities:
Net loss	$(2,492)	$(14,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216	900
Minority interest	(610)	—
Loss from equity investments	—	7,114
Loss from sale and abandonment of property and equipment	—	2,225
Provision for doubtful accounts and sales returns	400	(51)
Forgiveness of debt	(482)	—
Accrued interest on long-term debt	441	—
Amortization of bridge note warrants	709	—
Stock-based compensation	7	540
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(634)	169
Prepaid expenses and other current assets	31	883
Other assets	(5)	380
Increase (decrease) in -
Accounts payable, accrued expense and other liabilities	(1,010)	(2,432)
Deferred revenue	—	(137)

Net cash used in operating activities	(3,429)	(4,634)

Cash flows from investing activities:
Proceeds from sales of property and equipment	—	106
Purchases of property and equipment	(23)	—
Sale/maturity of short-term investments, net	1,012	3,589
Advances to and investment in ARTISTdirect Records, LLC	—	(2,750)

Net cash provided by investing activities	989	945

Cash flows from financing activities:
Decrease in restricted cash	—	1,808
Proceeds from issuance of bridge notes	2,479	—

Net cash provided by financing activities	2,479	1,808

Cash and cash equivalents:

	Nine Months Ended September 30,
	2004	2003
	(see Note 1)
Net increase (decrease)	39	(1,881)
Balance at beginning of period	726	1,910

Balance at end of period	$765	$29

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities:
Discount related to issuance of bridge note warrants	$1,240	$—

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2004 and 2003

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

     Effective September 30, 2004, the Company reorganized its operating structure by transferring its media and e-commerce business operations to a wholly-owned subsidiary, ARTISTdirect Internet Group, Inc., a Delaware corporation. This reorganization did not have any effect on the Company’s business operations or consolidated financial statements.

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

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. ADI adopted FIN 46 as of December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003, and the operations of ARTISTdirect Records have been consolidated beginning January 1, 2004. There was no change in the operating or business relationship between ADI and ARTISTdirect Records as a result of the adoption of FIN 46.

     As a result of the consolidation of the balance sheet of ARTISTdirect Records as of December 31, 2003, the Company’s statements of operations and cash flows for the three months and nine months ended September 30, 2004 are not directly comparable to the statements of operations and cash flows for the three months and nine months ended September 30, 2003.

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

Going Concern

     The Company has incurred losses and negative cash flows from operations in every fiscal period since inception and had an accumulated deficit of $225.2 million at September 30, 2004 and $222.7 million at December 31, 2003. For the nine months ended September 30, 2004, the Company incurred a net loss of $2.5 million and negative operating cash flows of $3.4 million. For the year ended December 31, 2003, the Company incurred a net loss of $21.7 million and negative operating cash flows of $5.4 million. As of September 30, 2004, the Company had a net working capital deficiency of $10.1 million and a stockholders’ deficiency of $19.4 million. As of December 31, 2003, the Company had a net working capital deficiency of $9.5 million and a stockholders’ deficiency of $16.9 million.

     ADI’s operations to date and its loans to ARTISTdirect Records have been funded by the sale of preferred and common stock. ADI has funded a large portion of the operations of ARTISTdirect Records. Management expects the Company’s operating losses to continue for the near-term.

     Although the Company has limited cash resources available to fund its ongoing working capital requirements, the Company currently believes that it has adequate cash resources to maintain its operations at current levels through the remainder of 2004 and into early 2005. During 2003, the Company restructured its operations, terminated most of its staff and reduced operating costs, and has been attempting to raise additional funds through various means, although there can be no assurances that the Company will be successful in this regard. The failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of the Company’s investment in ARTISTdirect Records. To the extent that the Company’s estimate of its cash flow requirements is inaccurate or the Company is unable to obtain the capital necessary to sustain its business operations on a timely basis and under acceptable terms and conditions, the Company may further reduce its operations and/or consider a formal or informal restructuring or reorganization.

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

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. The results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the expected results for the full year or any future period. The balance sheet as of December 31, 2003 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

     The calculation of diluted loss per share excludes approximately 1,019,000 and 780,000 of potential common shares as of September 30, 2004 and 2003, respectively, since the effect would be anti-dilutive.

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

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s unaudited pro forma information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands, except for share data)
Net loss – as reported	$528	$1,670	$2,492	$14,225
Add: Total stock-based compensation expense determined under the fair value method for all awards	118	132	355	396

Net loss – pro forma	$646	$1,802	$2,847	$14,621

Net loss per share – basic and diluted:
As reported	$(0.15)	$(0.48)	$(0.71)	$(4.11)
Pro forma	$(0.18)	$(0.52)	$(0.81)	$(4.22)

2. iMUSIC

     During 2002, the Company’s wholly-owned subsidiary, ARTISTdirect Digital, Inc., began operating a record label under the brand name iMusic. Operations consisted primarily of the sale of compact discs by artists signed to the iMusic record label. iMusic’s concept was to focus on the signing of established artists with a proven sales base and an ability to generally make records less expensively than developing artists. In addition, the Company expected that substantially less would be spent on marketing and promotion of these releases than on those of new artists. During the three months ended June 30, 2003, management of the Company decided to scale back the activity of its iMusic label in order to conserve capital. During the three months ended September 30, 2003, the Company executed an agreement with GC Music, pursuant to which the Company terminated its involvement in the business operations of iMusic and assigned its rights and obligations to six unreleased artists in exchange for a cash payment of $100,000, which was accounted for as a reduction to prior advances related to the six artists, and a profit interest in the projects. The Company retains the distribution rights to the albums previously released under the original terms of its distribution agreements with its other signed artists. The Company does not plan to sign any additional artists or release any additional albums domestically or internationally under the iMusic label and expects very minimal sales activity in the future.

3. LOSS FROM SALE AND ABANDONMENT OF PROPERTY AND EQUIPMENT

     During the nine months ended September 30, 2003, the Company determined that its fixed assets were impaired due to continuing losses, going concern issues, the delisting of its common stock from the NASDAQ Stock Market, and the likelihood that the majority of these assets would likely be abandoned in the near future. The Company determined that these factors were indicators of impairment and thus reduced the carrying amount of the fixed assets to their estimated fair value by recording a write-off of $2.225 million during the nine months ended September 30, 2003. The leasehold improvements were subsequently abandoned when the Company vacated the premises, and most of the Company’s remaining property and equipment was subsequently sold to third party liquidators for cash. This amount has been reported as a loss from sale and abandonment of property and equipment in the condensed consolidated statements of operations for the nine months ended September 30, 2003.

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

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North America distribution agreement and worldwide license agreement with BMG Music, a wholly-owned partnership of Bertelsmann Music Group, Inc., the global music division of Bertelsmann AG (“BMG”). Under the terms of the agreement, BMG agreed to distribute the label’s releases in North America, and BMG licensed ARTISTdirect Records’ repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from ADI. As part of this transaction, BMG agreed to advance certain monies against net sales proceeds under the agreements and also assumed $5.0 million of ADI’s funding commitment to ARTISTdirect Records. As a result of the BMG equity purchase, ADI’s funding commitment was reduced to $45.0 million. In December 2002, BMG exercised its option to extend the term of the distribution and license agreement until September 2004. It is not currently anticipated that BMG will continue as the distributor for ARTISTdirect Records subsequent to September 30, 2004.

     Under the distribution and license agreements, BMG made non-returnable advances to ARTISTdirect Records of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from ARTISTdirect Records’ artist repertoire. The loan advances bear interest at a rate of LIBOR plus 4%, and the principal and interest are not repayable until December 31, 2015, or upon such time as ARTISTdirect Records achieves certain defined levels of excess cash flow and available cash. As of September 30, 2004 and December 31, 2003, the unrecouped balance related to distribution advances from BMG was $8.9 million and $8.7 million, respectively.

     In August 2002, ADI’s Board of Directors approved an agreement (the “Accelerated Funding Agreement”) to accelerate up to $10.0 million of its funding commitment to ARTISTdirect Records. This funding was in addition to the $15.0 million that ADI was obligated to advance to ARTISTdirect Records in 2002 as part of the initial $50.0 million funding commitment. During 2002, ADI funded its $15.0 million commitment plus the additional $10.0 million bridge loan for total advances to the record label of $25.0 million in 2002 and $30.25 million from the inception of the record label through December 31, 2002. The $10.0 million of accelerated funding was credited toward the satisfaction of ADI’s overall funding commitment and funding obligation for 2003, resulting in a remaining funding commitment of $2.75 million for 2003 and $12.0 million for 2004. ADI advanced the $2.75 million in 2003. ADI has funded a total of $33.0 million through September 30, 2004.

     ADI’s commitment to fund ARTISTdirect Records was subject to a guaranty for the benefit of BMG, wherein if ADI failed to meet its commitment, BMG had the right to enforce the guaranty or provide substitute financing that could have resulted in dilution of ADI’s interest in ARTISTdirect Records. Effective July 30, 2004, BMG and ADR executed an agreement to extinguish ADI’s obligations under this guaranty, including the remaining $12,000,000 funding obligation. As a result of the extinguishment of this financing obligation and the effect of a possible recapitalization of ARTISTdirect Records, ADI’s interest in ARTISTdirect Records would be reduced below 50%.

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

     Because ADI did not have voting or operating control of ARTISTdirect Records, even with its majority ownership position, through December 31, 2003, it did not consolidate the results of ARTISTdirect Records; ADI recorded its share of losses based on the equity method of accounting as loss from equity investments in its consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of ADI’s total funding commitment, ADI had committed to fund 100% of the operations of ARTISTdirect Records and had recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. From May 1, 2002 through December 31, 2003, ADI has recorded only its proportionate share, on the basis of remaining relative funding commitments, of the losses of ARTISTdirect Records. ADI has funded a total of $33.0 million of its funding commitment. ADI recognized $7.1 million of equity loss from ARTISTdirect Records for the nine months ended September 30, 2003. The loss for ARTISTdirect Records for the three months and nine months ended September 30, 2004 was $1.176 million and $3.479 million, respectively, before intercompany interest eliminations of $517,000 and $1.446 million, respectively.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. The Company adopted FIN 46 effective December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003, and the operations of ARTISTdirect Records have been consolidated beginning January 1, 2004. There was no change in the operating or business relationship between ADI and ARTISTdirect Records as a result of the adoption of FIN 46.

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

     ADI had no recorded investment in its loans to ARTISTdirect Records, as the carrying amount of the loans had been reduced to zero as a result of ADI recording its share of losses of ARTISTdirect Records during the years ended December 31, 2001, 2002 and 2003. ADI does not record interest income on the loans to ARTISTdirect Records. The interest expense of ARTISTdirect Records is eliminated in consolidation. As such, interest expense related to ADI is not included in allocating losses to the minority interest in ARTISTdirect Records.

     The loan advances provided to ARTISTdirect Records by ADI and BMG bear interest at a rate of LIBOR plus four percent and the principal and interest are not repayable until December 31, 2015 or upon such time as ARTISTdirect Records achieves certain defined levels of excess cash flow and available cash. As of September 30, 2004 and December 31, 2003, ARTISTdirect Records had loans payable to ADI of $33.0 million, which have been eliminated in consolidation, and to BMG of $4.75 million. In addition, as of September 30, 2004 and December 31, 2003, ARTISTdirect Records had accrued interest payable to ADI of $4.45 million and $3.0 million, respectively, which has been eliminated in consolidation, and to BMG of $654,000 and $447,000, respectively. During the nine months ended September 30, 2004 and the year ended December 31, 2003, Mr. Field loaned $2.479 million and $898,000, respectively, to ARTISTdirect Records.

     The loans from Mr. Field have been classified as bridge notes payable in the consolidated balance sheets at September 30, 2004 and December 31, 2003.

     During the three months ended September 30, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and terminated the majority of its staff while it continued to restructure its operations and seek additional capital. As of September 30, 2004, ARTISTdirect Records did not have sufficient working capital resources to conduct operations. ARTISTdirect Records will require additional capital in order to continue operations, and is continuing to pursue alternatives to raise additional capital. However, there can be no assurance that additional capital can be obtained on reasonable terms or at all. If additional funds are raised through the issuance of equity securities of ARTISTdirect Records, ADI’s percentage ownership in ARTISTdirect Records would be reduced. The failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of ADI’s investment in ARTISTdirect Records. In such event, ARTISTdirect Records may seek to divest all or certain of its assets in order to raise the capital necessary to sustain its business operations. Should this fail, ARTISTdirect Records may consider a formal or informal restructuring or reorganization, potentially resulting in a total loss of ADI’s investment in ARTISTdirect Records. ADI may also independently seek to divest all or a part of its ownership interest in ARTISTdirect Records.

5. BRIDGE NOTES PAYABLE

     As of December 31, 2003, ARTISTdirect Records had received $898,000 of loans from Ted Field and $1.150 million of loans from outside investors (including $100,000 from Jonathan V. Diamond, the Company’s President and Chief Executive Officer). During the nine months ended September 30, 2004, ARTISTdirect Records received an additional $2.479 million of loans from Mr. Field, bringing Mr. Field’s advances to a total of $3.377 million at September 30, 2004. The loans were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). At September 30, 2004, total bridge notes outstanding aggregated $4,527,000. The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and will be converted into new equity of ARTISTdirect Records as part of its next equity financing.

     The $1.150 million of loans from outside investors has been presented as bridge notes payable in the consolidated balance sheets at September 30, 2004 and December 31, 2003.

     The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted. The relative fair value of the warrants issued was $2.264 million (one-half of the amount funded by the investors in the Bridge Notes), which was recorded as a reduction to the carrying amount of the Bridge Notes and a credit to minority interest, and is being charged to operations as amortization of Bridge Note warrants over the specified term of the Bridge Notes.

     In addition, since the Bridge Notes are convertible into equity based on their face amount, this results in a beneficial conversion feature with a relative fair value of $2.264 million. Since the commitment date for the beneficial conversion feature is contingent upon the completion of ARTISTdirect Record’s next equity financing, which is uncertain, the fair value of the beneficial conversion feature will be charged to operations over the remaining life of the Bridge Notes at that time.

     During the three months and nine months ended September 30, 2004, ARTISTdirect Records recognized $274,000 and $709,000 as interest expense with respect to the amortization of the fair value of the warrants. Additional interest expense of $1.35 million will be recognized ratably in 2004, 2005 and 2006 over the remaining term of the Bridge Notes. As of September 30, 2004, the carrying amount of the Bridge Notes, including accrued interest of $301,000, was $3.476 million. As of December 31, 2003, the carrying amount of the Bridge Notes, including accrued interest of $67,000, was $1.294 million.

     A reconciliation of bridge notes payable issued by ARTISTdirect Records during 2004 and 2003 to amounts presented in the consolidated balance sheets at September 30, 2004 and December 31, 2003 is presented below. During the nine months ended September 30, 2004 (unaudited) and the year ended December 31, 2003, ARTISTdirect Records recorded costs with respect to such bridge notes as summarized below.

	Outside
	Investors	Ted Field
Gross amount funded during 2003	$1,150	$898
Deduct:
Fair value of warrants	(575)	(449)
Add:
Accrued interest	44	23
Amortization of fair value of warrants in 2003	136	67

Net liability at December 31, 2003	755	539
Gross amount funded during the nine months ended September 30, 2004	—	2,479
Deduct:
Fair value of warrants	—	(1,240)
Add:
Accrued interest	69	165
Amortization of fair value of warrants for the nine months ended September 30, 2004	216	493

Net liability at September 30, 2004	1,040	2,436
Less:
Amounts due within one year	(920)	(451)

Amounts due after one year	$120	$1,985

6. ARTIST ADVANCES

     As of December 31, 2003, ARTISTdirect Records had signed recording agreements with six artists and had advanced a total of $1.238 million through such date with respect to these artists. The amount of these advances is recoupable against royalties to be earned by the artists based on sales. However, given that most of the artists signed by ARTISTdirect Records have no previous track record, the advances have been expensed as incurred. As of December 31, 2003, ARTISTdirect Records was contractually committed in 2004 to additional minimum artist advances for three of the six artists of $1.5 million.

     During the nine months ended September 30, 2004, ARTISTdirect Records advanced approximately $447,000 pursuant to its contractual commitments, and cancelled its contract with one of the three artists, thus reducing its contractual obligation by $350,000. In addition, during the nine months ended September 30, 2004, ARTISTdirect Records entered into an assignment agreement with another entity involving another one of the three artists, further reducing its contractual obligations by approximately $88,000. Accordingly, at September 30, 2004, ARTISTdirect Records was contractually committed for the remainder of 2004 to additional minimum artist advances for one artist of approximately $615,000.

7. EQUITY-BASED TRANSACTIONS

     Effective January 1, 2004, the Company entered into a one-year consulting agreement with Keith Yokomoto, the Company’s former President and Chief Operating Officer, and a director of the Company during the nine months ended September 30, 2004, that provided for total compensation of $120,000. Effective January 9, 2004, the Company also issued to Mr. Yokomoto two non-qualified stock options to purchase 10,000 shares and 50,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through January 9, 2011. The option for 10,000 shares was immediately vested upon issuance. The option for 50,000 shares vests in increments of 10,000 shares on February 1, 2004, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, based on the accomplishment of certain milestones by each respective date, which had not been attained as of September 30, 2004. Mr. Yokomoto resigned as a director of the Company effective October 22, 2004.

     Effective March 29, 2004, the Company issued to Robert N. Weingarten, the Company’s Chief Financial Officer, a stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011. The option vests and becomes exercisable in a series of 36 successive equal monthly installments from March 29, 2004.

     Effective June 30, 2004, the Company settled a claim by a real estate broker by issuing a warrant to purchase 10,000 shares of common stock exercisable for a period of five years at $0.50 per share. The fair value of the warrant was determined to be $4,000, calculated pursuant to the Black-Scholes option-pricing model, and was charged to operations during the nine months ended September 30, 2004.

     Effective August 31, 2004, the Company issued a warrant to a consultant for services rendered to purchase 10,000 shares of common stock exercisable for a period of five years at $0.50 per share. The fair value of the warrant was determined to be $3,000, calculated pursuant to the Black-Scholes option-pricing model, and was charged to operations during the three months and nine months ended September 30, 2004.

     Effective September 29, 2004, the Company’s Board of Directors adopted the ARTISTdirect, Inc. 2004 Consultant Stock Plan (the “Plan”) in order for the Company to be able to compensate consultants, at the option of the Company, who provide bona fide services to the Corporation not in connection with capital raising or promotion of the Company’s securities. The Plan will expire on September 29, 2014, and will provide for the issuance of up to 500,000 shares of common stock to consultants at fair market value. The Company intends to file a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the 500,000 shares of common stock for future issuance under the Plan.

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

8. RELATED PARTY TRANSACTIONS

     During the three months ended September 30, 2003, the Company significantly reduced its overhead costs and operating activities and terminated the majority of its staff while it continued to restructure its operations and seek additional capital. The Company also relocated its administrative offices to a site leased by a company owned by Ted Field. The Company sub-leases these offices on a month-to-month basis. During the three months and nine months ended September 30, 2004, the Company accrued $42,000 and $126,000, respectively, as rent expense in this regard.

     During the three months and nine months ended September 30, 2004, the Company incurred expenses of approximately $69,000 and $173,000, respectively, with respect to business development activities involving a private entity in which the Company’s President and Chief Executive Officer, Jonathan V. Diamond, has an economic interest. This matter has been reviewed and approved by the board of directors. These amounts have been included in general and administrative expense in the consolidated statements of operations for the three months and nine months ended September 30, 2004. The Company believes that it will derive future economic benefit from such expenditures.

9. SEGMENT INFORMATION AND CONCENTRATIONS

     Information with respect to the Company’s operating segments for the three months and nine months ended September 30, 2004 and 2003 is presented below. The Company operated primarily through three reportable segments: E-commerce operations (“E-commerce”), Media Operations (“Media”) and Record Label operations (“Record Labels”).

     E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline. Record label revenue is generated from the sale of recorded music performed by artists signed to the Company’s record labels. Approximately 69% of revenues from E-commerce are generated from the products related to one music merchandising entity.

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

     The factors for determining reportable segments were based on services and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA (earnings or loss before interest, taxes, depreciation and amortization, including stock-based compensation, impairment losses, and minority interest). Included in EBITDA are direct operating expenses for the segment. The following table summarizes the revenue and EBITDA by segment for the three months and nine months ended September 30, 2004 and 2003 (unaudited). Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$793	$731	$2,198	$2,397
Media	572	84	1,310	842
Record labels	50	64	(129)	1,315

	$1,415	$879	$3,379	$4,554

EBITDA
E-commerce:	$145	$84	$290	$274
Media	335	(146)	549	(720)
Record labels	(189)	(19)	(1,387)	(497)

	291	(81)	(548)	(943)
Corporate	(524)	(923)	(1,675)	(3,042)

	$(233)	$(1,004)	$(2,223)	$(3,985)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Reconciliation of EBITDA to Net Loss:
EBITDA per segments	$(233)	$(1,004)	$(2,223)	$(3,985)
Minority interest	198	—	610	—
Amortization of bridge note warrants	(274)	—	(709)	—
Amortization of stock-based compensation	—	(479)	—	(540)
Depreciation and amortization	(54)	(147)	(216)	(900)
Loss from sale and abandonment of property and equipment	—	—	—	(2,225)
Loss from equity investments	—	(64)	—	(7,114)
Forgiveness of debt	—	—	482	411
Interest income (expense), net	(165)	24	(436)	128

Net loss	$(528)	$(1,670)	$(2,492)	$(14,225)

     The following table summarizes the Company’s assets as of September 30, 2004 (unaudited) and December 31, 2003.

	September	December 31,
	30, 2004	2003
	(in thousands)
Assets:
Corporate	$942	$2,066
E-commerce	522	528
Media	598	355
Record labels	(23)	57

	$2,039	$3,006

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

     During the year ended December 31, 2003, we engaged veteran entertainment/media executive Jonathan V. Diamond to design and implement a broad-based restructuring plan, which included the restructuring of senior operating management, the termination of a majority of our staff, the implementation of a significant reduction in our overhead, and the reorganization of our operating business. Accordingly,, we entered into an employment agreement with Mr. Diamond to serve as our President and Chief Executive Officer through August 15, 2006. Mr. Field continues to serve as our Chairman of the Board.

     We initially committed to fund a total of $50.0 million to ARTISTdirect Records over five years at the rate of $15.0 million per year, subject to a limit of $33.0 million in any three year period. Any funding in excess of these amounts required the approval of our Board of Directors.

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North America distribution agreement and worldwide license agreement with BMG Music, a wholly-owned partnership of Bertelsmann Music Group, Inc., the global music division of Bertelsmann AG (“BMG”). Under the terms of the agreement, BMG agreed to distribute the label’s releases in North America, and BMG licensed ARTISTdirect Records’ repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from us. As part of this transaction, BMG agreed to advance certain monies against net sales proceeds under the agreements and also assumed $5.0 million of our funding commitment to ARTISTdirect Records. As a result of the BMG equity purchase, our funding commitment was reduced to $45.0 million. In December 2002, BMG exercised its option to extend the term of the distribution and license agreement until September 2004. It is not currently anticipated that BMG will continue as the distributor for ARTISTdirect Records subsequent to September 30, 2004.

     Under the distribution and license agreements, BMG made non-returnable advances to ARTISTdirect Records of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from ARTISTdirect Records’ artist repertoire. The loan advances bear interest at a rate of LIBOR plus 4%, and the principal and interest are not repayable until December 31, 2015, or upon such time as ARTISTdirect Records achieves certain defined levels of excess cash flow and available cash. As of September 30, 2004 and December 31, 2003, the unrecouped balance related to distribution advances from BMG was $8.9 million and $8.7 million, respectively.

     In August 2002, our Board of Directors approved an agreement (the “Accelerated Funding Agreement”) to accelerate up to $10.0 million of its funding commitment to ARTISTdirect Records. This funding was in addition to the $15.0 million that we were obligated to advance to ARTISTdirect Records in 2002 as part of the initial $50.0 million funding commitment. During 2002, we funded our $15.0 million commitment plus the additional $10.0 million bridge loan for total advances to the record label of $25.0 million in 2002 and $30.25 million from the inception of the record label through December 31, 2002. The $10.0 million of accelerated funding was credited toward the satisfaction of our overall funding commitment and funding obligation for 2003, resulting in a remaining funding commitment of $2.75 million for 2003 and $12.0 million for 2004. We advanced the $2.75 million in 2003. We have funded a total of $33.0 million through September 30, 2004.

     Our commitment to fund ARTISTdirect Records was subject to a guaranty for the benefit of BMG, wherein if we failed to meet our commitment, BMG had the right to enforce the guaranty or provide substitute financing that could have resulted in dilution of our interest in ARTISTdirect Records. Effective July 30, 2004, BMG and ARTISTdirect Records executed an agreement to extinguish our obligations under this guaranty, including the remaining $12,000,000 funding obligation. As a result of the extinguishment of this financing obligation and the effect of a possible recapitalization of ARTISTdirect Records, our interest in ARTISTdirect Records would be reduced below 50%.

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

     Because we did not have voting or operating control of ARTISTdirect Records, even with our majority ownership position, prior to 2003 we did not consolidate the results of ARTISTdirect Records; we recorded our share of losses based on the equity method of accounting as loss from equity investments in our consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of our total funding commitment, we had committed to fund 100% of the operations of ARTISTdirect Records and had recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. From May 1, 2002 through December 31, 2003, we have recorded only our proportionate share, on the basis of remaining relative funding commitments, of any losses of ARTISTdirect Records. We have funded a total of $33.0 million of our funding commitment. We recognized $7.1 million of equity loss from ARTISTdirect Records for the nine months ended September 30, 2003. The loss for ARTISTdirect Records for the three months and nine months ended September 30, 2004 was $1.176 million and $3.479 million before intercompany interest eliminations of $517,000 and $1.446 million, respectively.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. We adopted FIN 46 effective December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003, and the operations of ARTISTdirect Records have been consolidated beginning January 1, 2004. There was no change in the operating or business relationship between ADI and ARTISTdirect Records as a result of the adoption of FIN 46.

     During the three months ended September 30, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and terminated the majority of its staff while it continued to restructure its operations and seek additional capital. As of September 30, 2004, ARTISTdirect Records did not have sufficient working capital resources to conduct operations. ARTISTdirect Records will require additional capital in order to continue operations, and therefore we are continuing to pursue alternatives to raise additional capital. However, there can be no assurance that additional capital can be obtained on reasonable terms or at all. If additional funds are raised through the issuance of equity securities of ARTISTdirect Records, our percentage ownership in ARTISTdirect Records would be reduced. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records. In such event, ARTISTdirect Records may seek to divest all or certain of its assets in order to raise the capital necessary to sustain its business operations. We may also independently seek to divest all or a part of our ownership interest in ARTISTdirect Records.

Going Concern

     We have incurred losses and negative cash flows from operations in every fiscal period since inception and had an accumulated deficit of $225.2 million at September 30, 2004 and $222.7 million at December 31, 2003. For the nine months ended September 30, 2004, we incurred a net loss of $2.5 million and negative operating cash flows of $3.4 million. For the year ended December 31, 2003, we incurred a net loss of $21.7 million and negative operating cash flows of $5.4 million. As of September 30, 2004, we had a net working capital deficiency of $10.1 million and a stockholders’ deficiency of $19.4 million. As of December 31, 2003, we had a net working capital deficiency of $9.5 million and a stockholders’ deficiency of $16.9 million.

     Our operations to date and our loans to ARTISTdirect Records have been funded by the sale of our preferred and common stock. We have funded a large portion of the operations of ARTISTdirect Records. Management expects our operating losses to continue for the near-term.

     Although we have limited cash resources available to fund our ongoing working capital requirements, we currently believe that we have adequate cash resources to maintain our operations at current levels through the remainder of 2004 and into early 2005. During 2003, we restructured our operations, terminated most of our staff and reduced operating costs, and have been attempting to raise additional funds through various means, although there can be no assurances that we will be successful in this regard. The failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records. To the extent that our estimate of our cash flow requirements is inaccurate or we are unable to obtain the capital necessary to sustain our business operations on a timely basis and under acceptable terms and conditions, we may further reduce our operations and/or consider a formal or informal restructuring or reorganization.

     As a result of the conditions described above, our auditors have included an explanatory paragraph in their opinion on our December 31, 2003 consolidated financial statements indicating that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition, stock-based compensation, and impairment of long-lived assets and goodwill. These accounting policies are discussed in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, as well as the notes to the December 31, 2003 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2003.

Statements of Operations

     Presented below are the statements of operations as reported for the three months and nine months ended September 30, 2003 and 2004. Also presented below are the statements of operations for the three months and nine months ended September 30, 2003 prepared on a pro forma basis reflecting the consolidation of ARTISTdirect Records for that period in order to provide a basis for comparison to the three months and nine months ended September 30, 2004. Comparisons between 2004 and 2003 have been made on both a pro forma and on an as reported basis.

     During the three months and nine months ended September 30, 2004, record label operations consisted of the operations of ARTISTdirect Records, which were not consolidated until 2004. During the three months and nine months ended September 30,

2003, record label operations consisted of the operations of iMusic, which were significantly scaled back during mid-2003. The following information is unaudited.

	Three Months Ended September 30,			Nine Months Ended September 30,
	As Reported	Pro Forma	As Reported	As Reported	Pro Forma	As Reported
	2003	2003	2004	2003	2003	2004
Net revenue:
E-Commerce	$731	$731	$793	$2,397	$2,397	$2,198
Media	84	84	571	842	842	1,310
Record labels	64	168	51	1,315	2,594	(129)

Total net revenue	879	983	1,415	4,554	5,833	3,379

Cost of revenue:
Direct cost of product sales	571	601	802	2,381	4,102	2,689
Other cost of revenue	177	177	99	1,088	1,088	387
Stock-based compensation	—	—	—	33	33	—

Total cost of revenue	748	778	901	3,502	5,223	3,076

Gross profit	131	205	514	1,052	610	303

Operating expenses:
Sales and marketing	75	193	70	1,178	4,420	307
General and administrative	1,060	2,286	674	3,892	10,604	2,212
Stock-based compensation	479	479	3	507	507	7
Depreciation and amortization	147	155	54	900	933	216
Loss from sale and abandonment of property and equipment	—	—	—	2,225	2,325	—

Total operating costs	1,761	3,113	801	8,702	18,789	2,742

Loss from operations	(1,630)	(2,908)	(287)	(7,650)	(18,179)	(2,439)
Loss from equity investments	(64)	(64)	—	(7,114)	(64)	—
Minority interest	—	425	198	—	425	610
Interest income (expense), net	24	(64)	(165)	128	(91)	(436)
Forgiveness of debt	—	—	—	411	411	482
Amortization of bridge note warrants	—	(52)	(274)	—	(52)	(709)

Net loss	$(1,670)	$(2,663)	$(528)	$(14,225)	$(17,550)	$(2,492)

Results of Operations

Three Months Ended September 30, 2004 and 2003 (As Reported)

Net Revenue

     Net revenue increased by $536,000 or 61% to $1,415,000 for the three months ended September 30, 2004 as compared to $879,000 for the three months ended September 30, 2003. E-Commerce revenue increased by $62,000 or 8% to $793,000 for the three months ended September 30, 2004 as compared to $731,000 for the three months ended September 30, 2003, primarily due to an increase in the number of orders. Media revenue increased by $487,000 or 580% to $571,000 for the three months ended September 30, 2004 as compared to $84,000 for the three months ended September 30, 2003, as a result of an increase in the number of online advertisers and an increase in the cost per thousand (“CPM”) amounts earned from the sales of impression and non-impression based advertising and offline sponsorships. Record label revenue for the three months ended September 30, 2004 was $51,000 for both iMusic and ARTISTdirect Records, as compared to $64,000 of record label revenue for iMusic for the three months ended September 30, 2003 as a result of the scale-back of iMusic activities in mid-2003 and an increase in the reserve for product returns for both iMusic and ARTISTdirect Records in 2004. We expect to continue to focus our efforts on increasing media revenue during the remainder of 2004 and in 2005.

Cost of Revenue

     Total cost of revenue increased by $153,000 or 20% to $901,000 for the three months ended September 30, 2004 as compared to $748,000 for the three months ended September 30, 2003. Direct cost of product sales increased by $231,000 or 40% to $802,000 for the three months ended September 30, 2004 as compared to $571,000 for the three months ended September 30, 2003, as a result of an increase in advertising serving costs and commissions paid to third parties in conjunction with increased media revenue and an increase in artist recording advances by ARTISTdirect Records. Other cost of revenue decreased by $78,000 or 44% to $99,000 for the three months ended September 30, 2004 as compared to $177,000 for the three months ended September 30, 2003, as a result of the scale-back of record label operations. For the three months ended September 30, 2004 and 2003, we did not record any non-cash stock-based compensation.

Operating Expense

     Sales and Marketing. Sales and marketing expense decreased by $5,000 or 7% to $70,000 for the three months ended September 30, 2004 as compared to $75,000 for the three months ended September 30, 2003. The decrease was primarily attributable to a decrease in iMusic record label marketing expenses as a result of the scale-back of the operations of iMusic in mid-2003 and the absence of any new releases in 2004.

     General and Administrative. General and administrative expense decreased by $386,000 or 36% to $674,000 for the three months ended September 30, 2004 as compared to $1,060,000 for the three months ended September 30, 2003. This decrease was primarily attributable to decreases in payroll and related costs as a result of personnel reductions as part of the mid-2003 restructuring and occupancy costs relating to the termination of our office lease in 2003. Included in general and administrative expenses in 2004 were $69,000 of costs related to business development activities.

     Stock-based Compensation. Stock-based compensation expense was $3,000 for the three months ended September 30, 2004 as compared to $479,000 for the three months ended September 30, 2003. This decrease was due to the full amortization of stock-based compensation related to artist store agreements in 2003.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $93,000 or 63% to $54,000 for the three months ended September 30, 2004 as compared to $147,000 for the three months ended September 30, 2003. This decrease was primarily due to the write-down of certain fixed assets, primarily leasehold improvements, during 2003.

Other Income and Expense

     Loss from Equity Investments. For the three months ended September 30, 2004, we did not have any loss from equity investments, as the results of ARTISTdirect Records were consolidated. The loss for ARTISTdirect Records for the three months ended September

30, 2004 was $1,176,000 before intercompany interest elimination of $517,000. For the three months ended September 30, 2003, loss from equity investments of $64,000 related to the Company’s write-off of its investment in SnoCore LLC. The Company did not record any losses with respect to ARTISTdirect Records for the three months ended September 30, 2003. ARTISTdirect Records had a net loss of $1,866,000 for the three months ended September 30, 2003 before intercompany interest elimination of $448,000.

     Minority Interest. Minority interest share of the loss for the three months ended September 30, 2004 relating to the consolidation of ARTISTdirect Records during 2004 was $198,000. There was no minority interest during the three months ended September 30, 2003, as ARTISTdirect Records was accounted for under the equity method of accounting during 2003.

     Interest Income (Expense), Net. Interest expense for the three months ended September 30, 2004 was $165,000 as compared to interest income of $24,000 for the three months ended September 30, 2003. The net difference of $189,000 was due to lower available cash balances and the interest expense related to the bridge notes issued by ARTISTdirect Records in 2003 and 2004.

     Amortization of Bridge Note Warrants. Amortization of bridge note warrants for the three months ended September 30, 2004 was $274,000 as a result of the issuance of warrants in connection with bridge notes issued by ARTISTdirect Records in 2003 and 2004. There was no amortization of bridge note warrants for the three months ended September 30, 2003, as ARTISTdirect Records was accounted for under the equity method of accounting during 2003.

Net Loss

     As a result of the aforementioned factors, net loss decreased by $1,142,000 or 68%, to $528,000 for the three months ended September 30, 2004 as compared to $1,670,000 for the three months ended September 30, 2003.

Three Months Ended September 30, 2004 and 2003 (Pro Forma)

Net Revenue

     Net revenue increased by $432,000 or 44% to $1,415,000 for the three months ended September 30, 2004 as compared to $983,000 for the three months ended September 30, 2003. E-Commerce revenue increased by $62,000 or 8% to $793,000 for the three months ended September 30, 2004 as compared to $731,000 for the three months ended September 30, 2003, primarily due to an increase in the number of orders. Media revenue increased by $487,000 or 580% to $571,000 for the three months ended September 30, 2004 as compared to $84,000 for the three months ended September 30, 2003, as a result of an increase in the number of online advertisers and an increase in the CPM amounts earned from the sales of impression and non-impression based advertising and offline sponsorships. Record label revenue for the three months ended September 30, 2004 was $51,000 as compared to $168,000 for the three months ended September 30, 2003 as a result of the scale-back of ARTISTdirect Records and iMusic activities in mid-2003 and an increase in the reserve for product returns for both iMusic and ARTISTdirect Records in 2004. We expect to continue to focus our efforts on increasing media revenue during the remainder of 2004 and in 2005.

Cost of Revenue

     Total cost of revenue increased by $123,000 or 16% to $901,000 for the three months ended September 30, 2004 as compared to $778,000 for the three months ended September 30, 2003. Direct cost of product sales increased by $201,000 or 33% to $802,000 for the three months ended September 30, 2004 as compared to $601,000 for the three months ended September 30, 2003, as a result of an increase in advertising serving costs and commissions paid to third parties in conjunction with increased media revenue and an increase in artist recording advances by ARTISTdirect Records. Other cost of revenue decreased by $78,000 or 44% to $99,000 for the three months ended September 30, 2004 as compared to $177,000 for the three months ended September 30, 2003, as a result of the scale-back of record label operations. For the three months ended September 30, 2004 and 2003, we did not record any non-cash stock-based compensation.

Operating Expense

     Sales and Marketing. Sales and marketing expense decreased by $123,000 or 64% to $70,000 for the three months ended September 30, 2004 as compared to $193,000 for the three months ended September 30, 2003. The decrease was primarily attributable to a decrease in marketing expenses for both the iMusic and ARTISTdirect record labels as a result of the scale-back of their operations in mid-2003 and the absence of any new releases in 2004.

     General and Administrative. General and administrative expense decreased by $1,612,000 or 71% to $674,000 for the three months ended September 30, 2004 as compared to $2,286,000 for the three months ended September 30, 2003. This decrease was primarily attributable to decreases in payroll and related costs at both our company and at ARTISTdirect Records as a result of personnel reductions as part of the mid-2003 restructuring and occupancy costs relating to the termination of our office lease in 2003. Included in general and administrative expenses in 2004 were $69,000 of costs related to business development activities.

     Stock-based Compensation. Stock-based compensation expense was $3,000 for the three months ended September 30, 2004 as compared to $479,000 for the three months ended September 30, 2003. This decrease was due to the full amortization of stock-based compensation related to artist store agreements in 2003.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $101,000 or 65% to $54,000 for the three months ended September 30, 2004 as compared to $155,000 for the three months ended September 30, 2003. This decrease was primarily due to the write-down of certain fixed assets, primarily leasehold improvements, during 2003.

Other Income and Expense

     Loss from Equity Investments. For the three months ended September 30, 2004 and 2003, we did not have any loss from equity investments related to ARTISTdirect Records, as the results of ARTISTdirect Records have been accounted for as if consolidated. The loss for ARTISTdirect Records for the three months ended September 30, 2004 was $1,176,000 before intercompany interest elimination of $517,000. For the three months ended September 30, 2003, loss from equity investments of $64,000 related to the Company’s write-off of its investment in SnoCore LLC. ARTISTdirect Records had a net loss of $1,866,000 for the three months ended September 30, 2003 before intercompany interest elimination of $448,000.

     Minority Interest. Minority interest share of the loss for the three months ended September 30, 2004 relating to the consolidation of ARTISTdirect Records was $198,000, as compared to $425,000 for the three months ended September 30, 2003.

     Interest Income (Expense), Net. Interest expense for the three months ended September 30, 2004 was $165,000 as compared to $116,000 for the three months ended September 30, 2003. The net difference of $49,000 was due to lower available cash balances and the interest expense related to the bridge notes issued by ARTISTdirect Records in 2003 and 2004.

     Amortization of Bridge Note Warrants. Amortization of bridge note warrants for the three months ended September 30, 2004 was $274,000 as compared to $52,000 for the three months ended September 30, 2003, as a result of the issuance of warrants in connection with bridge notes issued by ARTISTdirect Records in 2003 and 2004.

Net Loss

     As a result of the aforementioned factors, net loss decreased by $2,135,000 or 80%, to $528,000 for the three months ended September 30, 2004 as compared to $2,663,000 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 and 2003 (As Reported)

Net Revenue

     Net revenue decreased by $1,175,000 or 26% to $3,379,000 for the nine months ended September 30, 2004 as compared to $4,554,000 for the nine months ended September 30, 2003. E-Commerce revenue decreased by $199,000 or 8% to $2,198,000 for the nine months ended September 30, 2004 as compared to $2,397,000 for the nine months ended September 30, 2003, primarily due to a reduction in the number of orders. Media revenue increased by $468,000 or 56% to $1,310,000 for the nine months ended September 30, 2004 as compared to $842,000 for the nine months ended September 30, 2003, as a result of an increase in the number of online advertisers and an increase in the CPM amounts earned from the sales of impression and non-impression based advertising and offline sponsorships. Included in media revenue for the nine months ended September 30, 2003 was $550,000 of sponsorship income from AT&T. Record label revenue for the nine months ended September 30, 2004 was $(129,000) for both iMusic and ARTISTdirect Records, as compared to $1,315,000 of record label revenue for iMusic for the nine months ended September 30, 2003 as a result of the scale-back of iMusic activities in mid-2003 and an increase in the reserve for product returns for both iMusic and ARTISTdirect Records in 2004. We expect to continue to focus our efforts on increasing media revenue during the remainder of 2004 and in 2005.

Cost of Revenue

     Total cost of revenue decreased by $426,000 or 12% to $3,076,000 for the nine months ended September 30, 2004 as compared to $3,502,000 for the nine months ended September 30, 2003. Direct cost of product sales increased by $308,000 or 13% to $2,689,000 for the nine months ended September 30, 2004 as compared to $2,381,000 for the nine months ended September 30, 2003, as a result of an increase in artist recording advances by ARTISTdirect Records. Other cost of revenue decreased by $701,000 or 64% to $387,000 for the nine months ended September 30, 2004 as compared to $1,088,000 for the nine months ended September 30, 2003, as a result of the scale-back of record label operations. For the nine months ended September 30, 2003, non-cash stock-based compensation was $33,000. We did not record any non-cash stock-based compensation for the nine months ended September 30, 2004.

Operating Expense

     Sales and Marketing. Sales and marketing expense decreased by $871,000 or 74% to $307,000 for the nine months ended September 30, 2004 as compared to $1,178,000 for the nine months ended September 30, 2003. The decrease was primarily attributable to a decrease in iMusic record label marketing expenses as a result of the scale-back of the operations of iMusic in mid-2003 and the absence of any new releases in 2004.

     General and Administrative. General and administrative expense decreased by $1,680,000 or 43% to $2,212,000 for the nine months ended September 30, 2004 as compared to $3,892,000 for the nine months ended September 30, 2003. This decrease was primarily attributable to decreases in payroll and related costs as a result of personnel reductions as part of the mid-2003 restructuring and occupancy costs relating to the termination of our office lease in 2003. Included in general and administrative expenses in 2004 were $173,000 of costs related to business development activities.

     Stock-based Compensation.. Stock-based compensation expense was $7,000 for the nine months ended September 30, 2004 as compared to $507,000 for the nine months ended September 30, 2003. This decrease was due to the full amortization of stock-based compensation related to artist store agreements in 2003.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $684,000 or 76% to $216,000 for the nine months ended September 30, 2004 as compared to $900,000 for the nine months ended September 30, 2003. This decrease was primarily due to the write-down of certain fixed assets, primarily leasehold improvements, during 2003.

     Loss from Sale and Abandonment of Property and Equipment. During the nine months ended September 30, 2003, we determined that our fixed assets were impaired due to continuing losses, going concern issues, the delisting of our common stock from the NASDAQ Stock Market, and the likelihood that the majority of these assets would likely be abandoned in the near future. We determined that these factors were indicators of impairment and thus reduced the carrying amount of the fixed assets to their estimated fair value by recording a write-off of $2,225,000 during the nine months ended September 30, 2003.

Other Income and Expense

     Loss from Equity Investments. For the nine months ended September 30, 2004, we did not have any loss from equity investments, as the results of ARTISTdirect Records were consolidated. The loss for ARTISTdirect Records for the nine months ended September 30, 2004 was $3,479,000 before intercompany interest elimination of $1,446,000. For the nine months ended September 30, 2003, loss from equity investments consisted of $64,000 related to the Company’s write-off of its investment in SnoCore LLC and $7,050,000 related to our share of losses from ARTISTdirect Records. ARTISTdirect Records had a net loss of $12,258,000 for the nine months ended September 30, 2003 before intercompany interest elimination of $1,458,000.

     Minority Interest. Minority interest share of the loss for the nine months ended September 30, 2004 relating to the consolidation of ARTISTdirect Records during 2004 was $610,000. There was no minority interest during the nine months ended September 30, 2003, as ARTISTdirect Records was accounted for under the equity method of accounting during 2003.

     Interest Income (Expense), Net. Interest expense for the nine months ended September 30, 2004 was $436,000 as compared to interest income of $128,000 for the nine months ended September 30, 2003. The net difference of $564,000 was due to lower available cash balances and the interest expense related to the bridge notes issued by ARTISTdirect Records in 2003 and 2004.

     Forgiveness of Debt. Forgiveness of debt for the nine months ended September 30, 2004 was $482,000 as compared to $411,000 for the nine months ended September 30, 2003.

     The forgiveness of debt in 2004 related to the negotiation and settlement of certain vendor liabilities related to ARTISTdirect Records during the nine months ended September 30, 2004.

     During 2002, our Chairman’s employment agreement was amended whereby he agreed to defer his future salary until we raised new debt or equity financing of at least $20 million. During the nine months ended September 30, 2003, our Chairman’s employment agreement was further amended whereby all deferred and any future salary, except a base amount, would be waived, even if new debt or equity financing was raised. Accordingly, $411,000 of accrued compensation due to our Chairman was recorded as gain from forgiveness of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2003.

     Amortization of Bridge Note Warrants. Amortization of bridge note warrants for the nine months ended September 30, 2004 was $709,000 as a result of the issuance of warrants in connection with bridge notes issued by ARTISTdirect Records in 2003 and 2004. There was no amortization of bridge note warrants for the nine months ended September 30, 2003, as ARTISTdirect Records was accounted for under the equity method of accounting during 2003.

Net Loss

     As a result of the aforementioned factors, net loss decreased by $11,733,000 or 82%, to $2,492,000 for the nine months ended September 30, 2004 as compared to $14,225,000 for the nine months ended September 30, 2003.

Nine Months Ended September 30, 2004 and 2003 (Pro Forma)

Net Revenue

     Net revenue decreased by $2,454,000 or 42% to $3,379,000 for the nine months ended September 30, 2004 as compared to $5,833,000 for the nine months ended September 30, 2003. E-Commerce revenue decreased by $199,000 or 8% to $2,198,000 for the nine months ended September 30, 2004 as compared to $2,397,000 for the nine months ended September 30, 2003, primarily due to a reduction in the number of orders. Media revenue increased by $468,000 or 56% to $1,310,000 for the nine months ended September 30, 2004 as compared to $842,000 for the nine months ended September 30, 2003, as a result of an increase in the number of online advertisers and an increase in the CPM amounts earned from the sales of impression and non-impression based advertising and offline sponsorships. Included in media revenue for the nine months ended September 30, 2003 was $550,000 of sponsorship income from AT&T. Record label revenue for the nine months ended September 30, 2004 was $(129,000) as compared to $2,594,000 for the nine months ended September 30, 2003 as a result of the scale-back of ARTISTdirect Records and iMusic activities in mid-2003 and an increase in the reserve for product returns for both iMusic and ARTISTdirect Records in 2004. We expect to continue to focus our efforts on increasing media revenue during the remainder of 2004 and in 2005.

Cost of Revenue

     Total cost of revenue decreased by $2,147,000 or 41% to $3,076,000 for the nine months ended September 30, 2004 as compared to $5,223,000 for the nine months ended September 30, 2003. Direct cost of product sales decreased by $1,413,000 or 34% to $2,689,000 for the nine months ended September 30, 2004 as compared to $4,102,000 for the nine months ended September 30, 2003, as a result of a decrease in artist recording advances by ARTISTdirect Records. Other cost of revenue decreased by $701,000 or 64% to $387,000 for the nine months ended September 30, 2004 as compared to $1,088,000 for the nine months ended September 30, 2003, as a result of the scale-back of record label operations. For the nine months ended September 30, 2003, non-cash stock-based compensation was $33,000. We did not record any non-cash stock-based compensation for the nine months ended September 30, 2004.

Operating Expense

     Sales and Marketing. Sales and marketing expense decreased by $4,113,000 or 93% to $307,000 for the nine months ended September 30, 2004 as compared to $4,420,000 for the nine months ended September 30, 2003. The decrease was primarily attributable to a decrease in marketing expenses for both the iMusic and ARTISTdirect record labels as a result of the scale-back of their operations in mid-2003 and the absence of any new releases in 2004.

     General and Administrative. General and administrative expense decreased by $8,392,000 or 79% to $2,212,000 for the nine months ended September 30, 2004 as compared to $10,604,000 for the nine months ended September 30, 2003. This decrease was primarily attributable to decreases in payroll and related costs at both our company and at ARTISTdirect Records as a result of personnel reductions as part of the mid-2003 restructuring and occupancy costs relating to the termination of our office lease in 2003. Included in general and administrative expenses in 2004 were $173,000 of costs related to business development activities.

     Stock-based Compensation. Stock-based compensation expense was $7,000 for the nine months ended September 30, 2004 as compared to $507,000 for the nine months ended September 30, 2003. This decrease was due to the full amortization of stock-based compensation related to artist store agreements in 2003.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $717,000 or 77% to $216,000 for the nine months ended September 30, 2004 as compared to $933,000 for the nine months ended September 30, 2003. This decrease was primarily due to the write-down of certain fixed assets, primarily leasehold improvements, during 2003.

     Loss from Sale and Abandonment of Property and Equipment. During the nine months ended September 30, 2003, we determined that our fixed assets were impaired due to continuing losses, going concern issues, the delisting of our common stock from the NASDAQ Stock Market, and the likelihood that the majority of these assets would likely be abandoned in the near future. We determined that these factors were indicators of impairment and thus reduced the carrying amount of the fixed assets to their estimated fair value by recording a write-off of $2,325,000 during the nine months ended September 30, 2003, including $2,225,000 at our company and $100,000 at ARTISTdirect Records.

Other Income and Expense

     Loss from Equity Investments. For the nine months ended September 30, 2004 and 2003, we did not have any loss from equity investments related to ARTISTdirect Records, as the results of ARTISTdirect Records have been accounted for as if consolidated. The loss for ARTISTdirect Records for the nine months ended September 30, 2004 was $3,479,000 before intercompany interest elimination of $1,446,000. For the nine months ended September 30, 2003, loss from equity investments of $64,000 related to the Company’s write-off of its investment in SnoCore LLC. ARTISTdirect Records had a net loss of $12,258,000 for the nine months ended September 30, 2003 before intercompany interest elimination of $1,458,000.

     Minority Interest. Minority interest share of the loss for the nine months ended September 30, 2004 relating to the consolidation of ARTISTdirect Records was $610,000, as compared to $425,000 for the nine months ended September 30, 2003.

     Interest Income (Expense), Net. Interest expense for the nine months ended September 30, 2004 was $436,000 as compared to $143,000 for the three months ended September 30, 2003. The net difference of $293,000 was due to lower available cash balances and the interest expense related to the bridge notes issued by ARTISTdirect Records in 2003 and 2004.

     Forgiveness of Debt. Forgiveness of debt for the nine months ended September 30, 2004 was $482,000 as compared to $411,000 for the nine months ended September 30, 2003.

     The forgiveness of debt in 2004 related to the negotiation and settlement of certain vendor liabilities related to ARTISTdirect Records during the nine months ended September 30, 2004.

     During 2002, our Chairman’s employment agreement was amended whereby he agreed to defer his future salary until we raised new debt or equity financing of at least $20 million. During the nine months ended September 30, 2003, our Chairman’s employment agreement was further amended whereby all deferred and any future salary, except a base amount, would be waived, even if new debt or equity financing was raised. Accordingly, $411,000 of accrued compensation due to our Chairman was recorded as gain from forgiveness of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2003.

     Amortization of Bridge Note Warrants. Amortization of bridge note warrants for the nine months ended September 30, 2004 was $709,000 as compared to $52,000 for the nine months ended September 30, 2003, as a result of the issuance of warrants in connection with bridge notes issued by ARTISTdirect Records in 2003 and 2004.

Net Loss

     As a result of the aforementioned factors, net loss decreased by $15,058,000 or 86%, to $2,492,000 for the nine months ended September 30, 2004 as compared to $17,550,000 for the nine months ended September 30, 2003.

Liquidity and Capital Resources – September 30, 2004

Overview

     We have financed our activities during the past few years from the sale of our equity securities in March 2000 and prior. ARTISTdirect Records has relied primarily on advances from ARTISTdirect, Inc. and from BMG to fund its operations since inception in 2001. During the year ended December 31, 2003 and the nine months ended September 30, 2004, ARTISTdirect Records also received bridge loans aggregating $4,527,000 from Ted Field and from outside investors (see “Financing” below).

     As of September 30, 2004, on a consolidated basis, we had $765,000 of unrestricted cash and cash equivalents. We had a working capital deficiency of $10,125,000 at September 30, 2004, primarily because of the net liability to BMG of $8,855,000 and the bridge note liability of $1,371,000 at such date.

     During the year ended December 31, 2003, we restructured senior operating management and significantly reduced overhead and operating activities and terminated the majority of our staff. We do not expect to be able to make significant further reductions to operating expenses in 2004. During 2004, we are focusing on obtaining additional capital, as well as enhancing the operations and margins of the Media business.

     As of September 30, 2004, ARTISTdirect Records did not have sufficient working capital resources to conduct operations and had therefore curtailed its operations. Since ARTISTdirect Records will require additional capital in order to continue operations, it is continuing to pursue alternatives to raise additional capital. However, there can be no assurances that additional capital can be obtained on reasonable terms or at all.

     As of December 31, 2003, ARTISTdirect Records had received $898,000 of loans from Ted Field and $1,150,000 of loans from outside investors (including $100,000 from Jonathan V. Diamond, our President and Chief Executive Officer). During the nine months ended September 30, 2004, ARTISTdirect Records received an additional $2,479,000 of loans from Mr. Field, bringing Mr. Field’s advances to a total of $3,377,000 at September 30, 2004. The loans were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). At September 30, 2004, total bridge notes outstanding aggregated $4,527,000. The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and will be converted into new equity of ARTISTdirect Records as part of its next equity financing.

     The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted. Since the Bridge Notes are convertible into equity based on their face amount, this results in a beneficial conversion feature. The relative fair value of the warrants issued was $2,264,000 (one-half of the amount funded by the investors in the Bridge Notes), which was recorded as a reduction to the carrying amount of the Bridge Notes and a credit to minority interest, and is being charged to operations as amortization of Bridge Note warrants over the specified term of the Bridge Notes.

     Operating. For the nine months ended September 30, 2004, net cash used in operating activities was $3,429,000, as compared to $4,634,000 for the nine months ended September 30, 2003. The decrease in net cash used in operating activities in 2004 as compared to 2003 was a result of the restructuring and scale-back of operations in mid-2003. ARTISTdirect Records was included in operating activities in 2004, but was not included in operating activities in 2003.

     Investing. For the nine months ended September 30, 2004, net cash provided by investing activities was $989,000, which consisted of the sale/maturity of short-term investments of $1,012,000, reduced by purchases of property and equipment of $23,000. For the nine months ended September 30, 2003, net cash provided by investing activities was $945,000, which consisted of the sale/maturity of short-term investments of $3,589,000 and the proceeds from the sale of property and equipment of $106,000, reduced by advances to ARTISTdirect Records of $2,750,000.

     Financing. For the nine months ended September 30, 2004, net cash provided by financing activities was $2,479,000, which consisted of the issuance of Bridge Notes by ARTISTdirect Records. For the nine months ended September 30, 2003, net cash provided by financing activities was $1,808,000, which consisted of a decrease in restricted cash.

Principal Commitments – ARTISTdirect, Inc. and ARTISTdirect Records, LLC

     A summary of our contractual cash obligations as of September 30, 2004 is as follows:

	Payments Due by Period (in thousands)
		Less Than	Between	Between	After
Contractual cash obligations	Total	1 Year	2-3 years	4-5 years	5 years
Operating leases	$16	$16	$—	$—	$—
Employment contracts	377	215	162	—	—
Artist advances	615	615	—	—	—
Liability to BMG (including accrued interest)	5,404	—	—	—	5,404
Bridge Notes (including accrued interest)	4,828	1,653	3,175	—	—

Total contractual cash obligations	$11,240	$2,499	$3,337	$—	$5,404

     At September 30, 2004, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Liquidity – ARTISTdirect, Inc. and ARTISTdirect Records, LLC

     We have a substantial working capital deficiency at September 30, 2004 and limited cash resources to fund our ongoing working capital requirements. However, we believe that we have adequate cash resources to maintain operations through the remainder of 2004 and into early 2005. We have reduced our operations and have divested certain of our assets in order to attempt to raise the capital necessary to sustain business operations, and we are exploring various alternatives to raise additional capital. There can be no assurance that additional capital can be obtained either by us or by ARTISTdirect Records on reasonable terms, in a timely manner or at all. Failure to raise additional capital could seriously harm the business of ARTISTdirect Records and impair the value of our investment in ARTISTdirect Records.

     If additional funds are raised through the issuance of equity securities by our company or by ARTISTdirect Records, the percentage ownership of current stockholders in our company and/or ARTISTdirect Records will be reduced. If we raise additional funds by issuing debt, we may be subject to limitations on how we conduct our operations, and any debt issued by ARTISTdirect Records may be senior to the obligations of ARTISTdirect Records to us. To the extent that our estimate of our cash requirements is inaccurate or we are unable to obtain the capital necessary to sustain our business operations on a timely basis and under acceptable terms and conditions, we may further reduce our operations and/or consider a formal or informal restructuring or reorganization.

     Due to our current financial condition, our auditors have included an explanatory paragraph in their reports on the 2003 consolidated financial statements of ARTISTdirect, Inc. and of ARTISTdirect Records, LLC stating that there is substantial doubt about our respective abilities to continue as going concerns.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any exposure to market risk for interest rate risk, foreign currency exchange risk, commodity price risk, or other similar market rate or price risks.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

     Effective August 31, 2004, the Company issued a warrant to a consultant for services rendered to purchase 10,000 shares of common stock exercisable for a period of five years at $0.50 per share.

     The warrant was issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipient.

ITEM 5. OTHER INFORMATION

     Effective October 18, 2004, Stephen M. Krupa, Benjamin S. A. Moody and Marc P. Geiger each resigned as a director of the Company. Effective October 22, 2004, Keith K. Yokomoto resigned as a director of the Company. The Company did not have any disagreements with such directors.

ITEM 6. EXHIBITS

          A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC.
(Registrant)

Dated: November 18, 2004	By:	/s/ JONATHAN V. DIAMOND

Jonathan V. Diamond
Chief Executive Officer

Dated: November 18, 2004	By:	/s/ ROBERT N. WEINGARTEN

Robert N. Weingarten
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1-7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1-7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.1	Notice of Grant of Stock Option dated as of March 29, 2004 by and between the Registrant and Robert N. Weingarten. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

10.2	Termination Agreement made as of July 30, 2004 among the Registrant, ARTISTdirect Records, LLC and BMG Music. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

*Filed herewith