Form 10-K
period 2004-12-31
ARTISTDIRECT INC
filed 2005-05-17
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-30063

ARTISTDIRECT, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	95-4760230

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10900 Wilshire Boulevard, Suite 1400, Los Angeles, California 90024
(Address of principal executive offices, including Zip Code)
Registrant’s telephone number, including area code: (310) 443-5360

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     As of March 29, 2005, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $2,500,000, based on the closing price per share of $0.79 for the Registrant’s common stock as reported on the OTC Bulletin Board on such date.

     As of March 29, 2005, there were 3,502,117 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

     Documents incorporated by reference: None

ARTISTDIRECT INC.

ANNUAL REPORT ON FORM 10-K

     This Annual Report on Form 10-K for the fiscal year ended December 31, 2004 contains” forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward looking statements may include, among others, statements concerning the Company’s expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed or implied by the forward-looking statements contained herein.

     Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31 ,2004, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are an online music entertainment company that provides an integrated offering for music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of web sites offering multi-media content, music news and information, community around shared music interests, advertising sponsorships, music-related specialty commerce and digital music services.

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

•	ARTISTdirect.com — a comprehensive online music search engine and resource for music information. ARTISTdirect.com provides information on more than 100,000 artists across numerous musical genres, featuring news, concert information, artist biographies, album reviews, contests, promotions, music samples and downloads. Artistdirect.com also offers links to numerous other Web sites in the online music community;

•	Community — a music-oriented online community providing message boards relating to general music topics. The Community area allows fans to communicate with others around the world to share interests and commentary about their favorite music and artists;

•	The ARTISTdirect Shopping area — a retail site offering a wide selection of music titles and artist and lifestyle merchandise:

•	Music Streaming and Downloads and Video — a feature that enables users to stream, download and listen to music from a variety of artists.

•	Video — Users can view a variety of current music videos featuring popular and emerging artists.

•	Music Guide — a feature that allows users to navigate a large catalog of music by artist, genre or time period (e.g., 60’s Rock), facilitating both quick access to music known to the user and the discovery of music that may be new to the user. The music guide is designed to function with either short music clips or with full song files at such time as we are able to enter into music licensing agreements on terms acceptable to us;

RECENT EVENTS

We underwent significant changes during the fiscal year ended December 31, 2004 as described below:

     Completion of Disposition of Assets

     Sale of ARTISTdirect Recordings to Radar Records Holdings

     Effective July 30, 2004, ARTISTdirect, Inc. (“ADI”) entered into a Termination Agreement with BMG Music (“BMG”) and ARTISTdirect Records which extinguished all of ADI’s obligations under its funding guaranty, including the remaining $12.0 million funding obligation to ARTISTdirect Records, LLC (“ARTISTdirect Records”).

     Effective as of December 31, 2004, ADI entered into a Transfer Agreement with ARTISTdirect Recordings, Inc., a Delaware corporation and a wholly-owned subsidiary of ADI (“ARTISTdirect Recordings”), and Radar Records Holdings, Inc. (“Radar Records”), a Delaware corporation wholly-owned by ADI’s Chairman, Frederick W. Field, pursuant to which ADI was obligated to sell its common stock in ARTISTdirect Recordings to Radar Records for $115,000 in cash. ARTISTdirect Recordings owned a 65% membership interest in ARTISTdirect Records.

     On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant to the Transfer Agreement, as a result of which ADI no longer had any equity or other economic interest in ARTISTdirect Records, and Radar Records became the owner of a majority of the membership interests in ARTISTdirect Records and also acquired the receivable reflecting the $33.0 million of loan advances previously provided to ARTISTdirect Records by ADI. In conjunction with this transaction, at February 28, 2005, ADI wrote-off the intercompany balance due from ARTISTdirect Records ($80,000 at December 31, 2004), which was eliminated in consolidation. Radar Records acquired the common stock of ARTISTdirect Recordings subject to the rights of BMG. Radar Records also agreed to offer to investors who had provided bridge funding to ARTISTdirect Records, excluding Frederick W. Field and entities related or controlled by him, the right to acquire proportional shares (based on the amount of bridge funding made by each bridge investor in ARTISTdirect Records) of the common stock of ARTISTdirect Recordings on the same terms and conditions as set forth in the Transfer Agreement.

     As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, ADI estimates that its will recognize a net non-cash gain in its consolidated statement of operations for the three months ended March 31, 2005 of approximately $21 million (unaudited), primarily as a result of the elimination of the liabilities of ARTISTdirect Records.

     Discontinued Operations — iMusic

     Effective November 23, 2004, pursuant to a Trademark Assignment and Purchase Agreement dated as of November 12, 2004, the Company sold all of its rights, title and interest in and to certain trademarks, service markets and trade names, in certain countries of the world, that consist of or incorporate the term “iMusic” (the “Marks”), including domain names that consist of or incorporate the term iMUSIC (the “Domain Names”) and goodwill related to such marks or trade names, to Apple Computer, Inc. for a cash payment of $500,000. The Marks and Domain Names that the Company sold did not have any carrying value on the Company’s books. As a result of the foregoing, during December 2004, the Company ceased the sale of products under the iMusic label and discontinued the operations of the iMusic record label.

     Departure of Directors

     Effective as of October 18, 2004, Stephen M. Krupa, Benjamin S. A. Moody and Marc P. Geiger each resigned from the Board of Directors. Mr. Krupa and Mr. Moody were the only members of the Company’s Audit Committee. Effective November 29, 2004, pursuant to the Company’s Bylaws, the present directors of ADI elected Eric Pulier to fill a vacant seat on the Board of Directors, to serve until his successor is duly elected and qualified, or until his earlier resignation or removal as a director. Subsequently, effective January 18, 2005, pursuant to the Company’s Bylaws, the current directors of ADI elected Teymour Boutros-Ghali and Dimitri Villard to fill two vacant seats on the Board of Directors, each to serve until his successor is duly elected and qualified, or until his earlier resignation or removal as a director.

ARTISTdirect BUSINESS SEGMENTS

The ARTISTdirect Network is comprised of our Media and E-commerce operations.

Media. Our Media operations include our content-oriented web sites, a collection of third party music sites and our entertainment marketing initiatives. Revenue from Media operations is generated from the sale of online advertising and integrated marketing solutions. We market and sell advertising on a cost-per-impression (CPM) basis to advertising agencies and directly to various companies as part of their marketing programs. Customers may purchase advertising space for the entire ARTISTdirect Network, or they may tailor advertising based on music genre (e.g., jazz, country, rock music) or based on functionality (e.g., directing advertising to customers using music download features or broadband-only features of the ARTISTdirect Network). Since we are increasingly aware of websites outside the ARTISTdirect Network that are frequently visited by artists and music fans, we have also offered our customers advertising space on behalf of third party music-related websites.

E-Commerce. E-commerce operations consist of the sale of recorded music and artist-related merchandise. Most of our sales come from our ARTISTdirect Shopping area, which offers a comprehensive selection of music CDs and broad range of artist and lifestyle merchandise.

INFRASTRUCTURE AND OPERATIONS

TECHNOLOGY

Our infrastructure is designed to be integrated, scalable, reliable and secure. The software that we use supports the acquisition, management and publication of content on our web sites. During 2005, the management of our web sites and servers for content, applications, database and electronic commerce is handled internally. Our servers are maintained at IX2 Networks, LLC, a co-location facility in Los Angeles, California. Our operations depend on our and IX2’s ability to protect our systems against fire, power loss, telecommunications failure, break-ins and other events. All web sites, servers, and systems are monitored and periodic backups are stored at our downtown data center.

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

SALES AND MARKETING

ADVERTISING SALES

We sell advertising and sponsorships to companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network. Advertisers may choose single elements such as targeted or run-of-network banners or sponsorship of fixed placement on our web sites. Pricing is negotiated based upon the size of the target audience, the duration and intensity of the campaign and the size and placement of the advertisement. For the years ended December 31, 2002, 2003 and 2004, advertising revenue represented approximately 16%, 25% and 42%, respectively, of total net revenue. In 2004, advertising revenue increased approximately 83% over the previous year.

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

COMPETITION

The market for the online promotion and distribution of music and music-related products and services is relatively new, highly competitive and rapidly changing. There are a large number of Web sites competing for the attention and spending of consumers and advertisers, and we expect that number to increase, because there are few barriers to entry to Internet commerce. In addition, the competition for advertising revenue, both on Web sites and in more traditional media, is intense. We compete as follows:

•	for music consumers and advertisers with providers of music information, community and content such as MTV, America Online, MSN, Yahoo!, Listen.com and various other companies;

•	with major online music retailers such as Amazon.com in selling music and merchandise;

•	for music consumers and artist relationships with traditional music industry companies, including Sony BMG Music Entertainment, EMI Music, a unit of EMI Group, Warner Music Group, and Universal Music Group, a unit of Vivendi. Some of these companies have recently established online presences to promote and distribute the music and tours of their respective artists;

•	for music consumers and advertisers with publishers and distributors of traditional media, such as television, radio and print, including MTV, CMT, Rolling Stone and Spin and their Internet affiliates; and

•	with traditional retailers targeting music consumers, including Tower Records and Virgin Megastore and their Internet affiliates, in selling music and merchandise.

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

Moreover, we have posted a privacy policy pertaining to all users and visitors to our web site. By doing so, we have subjected ourselves to the jurisdiction of the FTC. Should any of our business practices be found to differ from our privacy policy, we could be subject to sanctions and penalties from the FTC. It is also possible that users or visitors could try to recover damages in a civil action as well.

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

EMPLOYEES

As of March 31, 2005, we had 15 full-time employees and five part-time consultants. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

We Have A History Of Operating Losses And Anticipate Losses And Negative Cash Flow For The Foreseeable Future

The Company has incurred losses and negative cash flows from operations in every fiscal period since inception and has an accumulated deficit of $226.0 million as of December 31, 2004. For the year ended December 31, 2004, the Company incurred a net loss of $3.3 million (including $2.2 million from discontinued operations) and negative operating cash flows of $3.5 million. As of December 31, 2004, the Company had a net working capital deficiency of $18.4 million (including liabilities of discontinued operations held for disposal of $18.9 million, almost all of which were liquidated effective February 28, 2005) and a stockholders’ deficiency of $20.3 million. Through December 31, 2003, ADI had funded substantially all of the operations of ARTISTdirect Records. Effective July 30, 2004, ADI’s remaining $12.0 million funding obligation to ARTISTdirect Records was extinguished, and effective February 28, 2005, ADI sold all of its interest in ARTISTdirect Records to Radar Records for a cash payment of $115,000.

During 2003, the Company restructured its operations, laid off most of its staff and reduced operating costs. Subsequently, management has continued its efforts to improve and expand operations and cash flows at its online music network. However, it is uncertain whether the Company’s available cash resources will be sufficient to meet anticipated capital requirements over the next twelve months. If sufficient capital is not available, then the Company may not be able to fund its operations. To the extent that the Company is unable to obtain the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and the Company may consider a formal or informal restructuring or reorganization. The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Global Sales of Recorded Music Have Recently Declined and This Trend May Continue in the Future

Based on data compiled by RIAA, The Recording Industry Association of America, after declining for four consecutive years, the number of CDs shipped domestically from record companies to retail distribution channels rose 5.3 percent, a 2.7 percent increase in value, in 2004, compared to the previous year. When compared to year-end numbers five years ago, the number of overall units shipped to retail in 2004 is down 21 percent. The decline, in sales had been due in part, to widespread copying and illegal Internet downloading of music, according to the RIAA. If the overall trend continues, it may affect our ecommerce business and have a material affect on our revenues.

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

Our Market Is Highly Competitive And We May Not Be Able To Compete Successfully Against Our Current And Future Competitors

The market for the online promotion and distribution of music and related merchandise is highly competitive and rapidly changing. There are a significant number of Web sites promoting and distributing music and related merchandise that compete for the attention and spending of consumers, advertisers and users. We face competitive pressures from numerous actual and potential competitors. Our competitors include America Online, MSN, Yahoo!, Amazon.com, MTV, other web sites and traditional music companies.

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

We rely to a large extent on timely distribution by third parties. During 2004, we relied on two vendors, Alliance Entertainment, and Benn Co. (formerly Old Glory Boutique Distributing, Inc.) to fulfill and distribute our orders for music and related merchandise. During the year ended December 31, 2004, approximately 93% and 7%, respectively, of our total customer orders were fulfilled by Alliance and Benn Co., respectively. We purchase a significant portion of our artist-licensed merchandise from Benn Co. and most all of our compact discs from Alliance. Our contracts with Alliance and Benn Co. expired in August 2003 and April 2003, respectively, and we now operate with these vendors on a month-to-month basis. Our business could be significantly disrupted if Alliance or Benn Co. were to terminate or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Benn Co. or other vendors are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms, in a timely manner or at all.

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

We rely upon registered trademark rights in the United States for our commercial use of the ARTISTdirect, UBL, Ultimate Band List and other brand names and their respective associated domain names, and the ARTISTdirect logo. We seek to protect our trademarks, copyrights and other proprietary rights by registration and other means, but these actions may be inadequate. We have trademark applications pending in several jurisdictions, but our registrations may not be accepted or may be preempted by third parties and/or we may not be able to register our trademarks in all jurisdictions in which we intend to do business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information. The steps we have taken may not prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. If third parties were to use or otherwise misappropriate our copyrighted materials, trademarks or other proprietary rights without our consent or approval, our competitive position could be harmed, or we could become involved in litigation to enforce our rights. In addition, policing unauthorized use of our content, trademarks and other proprietary rights could be very expensive, difficult or impossible, particularly given the global nature of the Internet.

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

Intellectual Property Claims Against Us Could Be Costly And Could Result In The Loss Of Significant Rights

Third parties may assert trademark, copyright, patent and other types of infringement or unfair competition claims against us. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, loss of access to, and use of, content, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. While we have resolved all such disputes in the past, we may not be able to do so in the future. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology or content on a timely basis, it could harm our business. In addition, we rely on third parties to provide services enabling our online product sales transactions, including credit card processing, order fulfillment, shipping and customer service. We could become subject to infringement actions by third parties based upon our use of intellectual property provided by our third-party providers. It is also possible that we could become subject to infringement actions based upon the content licensed from third parties. Any such claims or disputes could subject us to costly litigation and the diversion of our financial resources and technical and management personnel. Further, if our efforts to enforce our intellectual property rights are unsuccessful or if claims by third parties against ARTISTdirect or the UBL are successful, we may be required to change our trademarks, alter or remove content, pay financial damages, or alter our business practices. These changes of trademarks, alteration of content, payment of financial damages or alteration of practices may adversely affect our business.

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

As a result, in November 2001, we made a rescission offer to all these persons pursuant to a registration statement filed under the Securities Act and pursuant to applicable state securities law. In the rescission offer, we offered to repurchase from these persons all shares purchased by them pursuant to option exercises before the expiration of the rescission offer for an amount equal to the purchase or exercise price paid for these purchased shares, plus interest from the date of purchase until the expiration of the rescission offer, at the current statutory rate per year mandated by the state in which the shares were purchased, or at 7% per year if a “private placement” exemption was available in a particular state or if the shares were otherwise issued in compliance with state law (less any amounts received by those persons who had already sold their shares). We also offered to repurchase all unexercised options granted to these persons at 20% of the option exercise price times the number of option shares, plus interest from the date the options were granted until the rescission offer expires, at the current statutory rate per year mandated by the state in which the options were granted, or at 7% per year if a “private placement” exemption was available in a particular state or if the options were otherwise granted in compliance with state law. The rescission offer was completed in December 2001, resulting in 83,403 shares and 636,740 options being tendered in the rescission offer at a cost to us to repurchase such shares and options of approximately $10.2 million.

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

ITEM 2. PROPERTIES

     Our principal corporate offices are located in Los Angeles, California, where we sub-lease approximately 2,000 square feet of office space from Radar Pictures Inc., a company owned by our Chairman, Frederick W. Field. During 2003, we terminated a lease on approximately 64,000 feet of office lease that we had previously occupied.

ITEM 3. LEGAL PROCEEDINGS

     In June 2003, we initiated discussions with our landlord regarding the potential termination or restructuring of an office lease that had a term through April 2010. On June 24, 2003, the landlord filed suit against us for unlawful detainer of our premises and in July 2003 the landlord drew down the entire remaining $1.35 million letter of credit that we had provided as a security deposit in conjunction with the execution of the original lease. In September 2003, we reached an agreement to terminate our lease with the landlord. In conjunction with the termination, we issued to the landlord a warrant to purchase 200,000 shares of the Company’s common stock exercisable at $0.50 per share through September 8, 2008. In October 2003, the legal proceedings against the Company were dismissed with prejudice.

     The Company is periodically subject to various pending and threatened legal actions, which arise in the normal course of business. The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holdings during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     ARTISTdirect’s common stock is listed for quotation on the Over-The-Counter Bulletin Board under the symbol “ARTD” since May 9, 2003 and was listed on the Nasdaq National Market prior to that date. The following table sets forth the high and low closing sale prices for our common stock as reported by America Online for 2003 and 2004:

	High	Low
2003
First Quarter	$3.70	$1.05
Second Quarter	2.00	0.10
Third Quarter	1.20	0.35
Fourth Quarter	0.85	0.12
2004
First Quarter	0.35	0.26
Second Quarter	0.62	0.32
Third Quarter	0.45	0.40
Fourth Quarter	0.40	0.26

HOLDERS

     As of March 29, 2005, the Company had 237 common shareholders of record, excluding 1,145,403 shares held in “street name” by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it has a total of approximately 3,000 beneficial common shareholders as of March 29, 2005.

DIVIDENDS

     To date, the Company has not declared or paid any dividends on its common stock. The payment by the Company of dividends, if any, is within the discretion of the board of directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The board of directors does not intend to declare any dividends in the foreseeable future but instead intends to retain earnings for use in the Company’s business operations.

EQUITY COMPENSATION PLAN INFORMATION

     See “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS — Equity Compensation Plan Information” for information regarding the number of outstanding and reserved options, warrants and other derivative securities under our equity compensation plans.

SALES OF UNREGISTERED SECURITIES

     In September 2003, we issued a warrant to purchase 200,000 shares of common stock at $0.50 per share as partial consideration for an office lease termination. In December 2003, we issued 40,000 shares of common stock to a consultant for services rendered which were valued at $0.50 per share. We made such issuances in reliance upon Section 4(2) of the Securities Act. The parties to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and were provided with access to material information regarding our company. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     In September 2003, we issued an option to purchase 259,659 shares of common stock at $0.85 per share, the approximate fair market value of the stock at such time, to Jonathan V. Diamond in connection with his appointment as our President. The option may be exercisable until August 15, 2010. 75% of the common stock underlying the options are subject to a repurchase right at $0.85 per share by the Company upon his termination of employment. This repurchase right lapses in three equal installments such that, the repurchase right will lapse entirely upon the third anniversary of his employment. On March 29, 2005, the Board of Directors granted Mr. Diamond a stock option for an additional 200,341 shares, exercisable at $0.79 per share (the current market price on the date of grant) for seven years, vesting monthly over the remaining term of employment contract which is through August 15, 2006. We made such issuance in reliance upon Section 4(2) of the Securities Act.

     From May 2003 through December 31, 2003, ARTISTdirect Records had issued and sold from time to time, an aggregate of $2.048 million in convertible notes (the “Bridge Notes”) to eight individual investors. Of such amount, $898,000 was sold to our Chairman, Ted Field and $100,000 to Jonathan V. Diamond, our President and Chief Executive Officer. During the year ended December 31, 2004, an additional $2.778 million of Bridge Notes were sold to Ted Field. The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and are convertible into new preferred equity of ARTISTdirect Records as part of its next equity financing. The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted. We made issuances of such notes and warrants in reliance upon Section 4(2) of the Securities Act. The parties to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and were provided with access to material information regarding our company. We believe that the parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that each such party was capable of evaluating the merits and risks of acquisition of our securities.

     Effective January 9, 2004, we issued to Keith Yokomoto, our former President and Chief Operating Officer, two non-qualified stock options to purchase 10,000 shares and 50,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through January 9, 2011. The option for 10,000 shares was immediately vested upon issuance. The option for 50,000 shares vests in increments of 10,000 shares on February 1, 2004, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, based on the accomplishment of certain milestones by each respective date, which had not been attained as of March 31, 2004.

     Effective March 29, 2004, we issued to Robert N. Weingarten, our Chief Financial Officer, a stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011. The option vests and becomes exercisable in a series of 36 successive equal monthly installments upon the optionee’s completion of service measured from March 29, 2004. On March 29, 2005, the Board granted Mr. Weingarten an additional stock option for 110,000 shares, exercisable at $0.79 (the current market price on the date of grant) for seven years, vesting monthly over three years.

     Effective August 31, 2004, we issued a warrant to a consultant for services rendered to purchase 10,000 shares of common stock exercisable for a period of five years at $0.50 per share.

     Effective March 29, 2005, we issued stock options for 92,000 shares each, exercisable at $0.79 per share (the current market price on the grant date) for seven years, fully vested on date of issuance, to Ted Field, Eric Pulier, Dimitri Villard and Teymour Boutros-Ghali and Nicholas Turner.

     The stock options were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to ADI by the recipients.

REPURCHASES

     The Company did not repurchase any of its equity securities during the years ended December 31, 2003 and 2004.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data with respect to the Company’s consolidated statements of operations for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 and consolidated balance sheets as of December 31, 2000, 2001, 2002, 2003 and 2004 are derived from the audited consolidated financial statements of the Company. The following information should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

TABLE OF SELECTED FINANCIAL DATA

	For the Years Ended and as of December 31,
	2000		2001	2002	2003	2004
	(6)		(6)	(5)(6)	(2)(5)(6)	(2)(5)(6)
	(in thousands, except per share data)
Net revenue (1)	$18,370		$10,421	$5,637	$4,632	$5,143
Loss from continuing operations	(61,499)		(61,276)	(17,723)	(6,892)	(1,063)
Net loss	(59,308)		(69,880)	(48,192)	(21,701)	(3,311)
Net loss attributable to common shareholders	(85,178	)(4)	(70,571)	(48,192)	(21,701)	(3,311)
Loss from continuing operations per common share	(27.52)		(17.12)	(5.12)	(1.99)	(0.30)
Net loss per common share	(26.83)		(19.49)	(13.92)	(6.27)	(0.94)
Total assets	117,762		59,873	15,925	3,006	2,413
Long-term obligations	12,308	(3)	903	1,117	—	—
Cash dividends declared per common share	—		—	—	—	—

(1)	Excludes operations of the agency business, which were discontinued in December 2001 and terminated in 2002, and which have been classified as a discontinued operation in 2000, 2001 and 2002. Also excludes operations of iMusic in 2002, 2003 and 2004 (see (5) below), and ARTISTdirect Records in 2004 (see (6) below).

(2)	As a result of the adoption by the Company of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” effective December 31, 2003, the balance sheet of ARTISTdirect Records was consolidated as of December 31, 2003 and the operations of ARTISTdirect Records were consolidated for the year ended December 31, 2004.

(3)	Includes $10,778 of redeemable common stock which was converted into common stock in 2001.

(4)	Includes beneficial conversion feature on redeemable preferred stock of $24,375.

(5)	During 2002, the Company began operating a record label under the brand name iMusic. As a result of the Company’s sale of all rights with respect to the iMusic trade name in November 2004 and the related termination of the business in December 2004, the operations of iMusic have been classified as a discontinued operation in 2002, 2003 and 2004.

(6)	Effective February 28, 2005, the Company sold all of its interest in ARTISTdirect Records and has therefore accounted for its interest in ARTISTdirect Records as a discontinued operation for 2001, 2002, 2003 and 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning our business model, competition in the industry, online product sales, advertising and other revenue streams, our ability to increase visits to our web site, our ability to adequately fund our operations and financial commitments, our ability to offer compelling content, our ability to fulfill on-line music and merchandise orders in a timely manner, our ability to build brand recognition, our ability to integrate acquisitions of technology and other businesses, our ability to protect and/or obtain intellectual property rights, and our ability to manage growth. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Except as required by law or regulation, we undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Annual Report on Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission that discuss our business.

GENERAL

     We are a music entertainment company that features an online music network appealing to music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of Web-sites offering multi-media content, music news and information, community around shared music interests, music-related specialty commerce and digital music services.

ARTISTdirect Records, LLC

     In May 2001, we entered into an agreement with veteran entertainment executive Frederick W. (Ted) Field to become our Chairman and Chief Executive Officer and form a new record label in partnership with us. On June 29, 2001, our stockholders approved the employment of Mr. Field and the formation of the record label, ARTISTdirect Records, LLC, as a 50/50 co-venture between ARTISTdirect and Radar Records Holdings, LLC, a company owned by Mr. Field (“Radar Records”), where we agreed to provide a significant financial commitment. In addition to the formation of the record label and our financial commitment, we entered into a five-year employment agreement with Mr. Field to serve as Chairman and Chief Executive Officer. Mr. Field also serves as the Chief Executive Officer of ARTISTdirect Records.

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

     We initially committed to fund a total of $50.0 million to ARTISTdirect Records over five years at the rate of $15.0 million per year, subject to a limit of $33.0 million in any three year period. Any funding in excess of these amounts required the approval of our Board of Directors. We funded a total of $33.0 million through December 31, 2003.

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North America distribution agreement and worldwide license agreement with BMG Music, a wholly-owned partnership of Bertelsmann Music Group, Inc., the global music division of Bertelsmann AG (“BMG”). Under the terms of the agreement, BMG agreed to distribute the label’s releases in North America, and BMG licensed ARTISTdirect Records’ repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from us. As part of this transaction, BMG agreed to advance certain monies against net sales proceeds under the agreements and also assumed $5.0 million of our funding commitment to ARTISTdirect Records. As a result of the BMG equity purchase, our funding commitment was reduced to $45.0 million. Our commitment to fund ARTISTdirect Records was subject to a guaranty for the benefit of BMG. If we failed to meet our commitment, BMG had the right to choose to enforce the guaranty or provide substitute financing that could have resulted in dilution of our interest in ARTISTdirect Records.

     In December 2002, BMG exercised its option to extend the term of the distribution and license agreement until September 2004. BMG did not renew its distribution agreement and license agreement upon its expiration in September 2004.

     Under the distribution and license agreements, BMG made non-refundable advances to ARTISTdirect Records of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from ARTISTdirect Records’ artist repertoire pursuant to a defined calculation on a monthly basis. As of December 31, 2002, 2003 and 2004, the unrecouped balances related to distribution advances from BMG were $4.1 million, $8.7 million and $8.9 million, respectively.

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

     As consideration for entering into the Accelerated Funding Agreement, we received an additional 20% interest in ARTISTdirect Records from Radar Records, the entity through which Mr. Field owns his interest in ARTISTdirect Records, which resulted in an increase in our ownership share of ARTISTdirect Records from 45% to 65% and a decrease in Mr. Field’s ownership share from 50% to 30%. The Accelerated Funding Agreement also provided that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by us would be borne both by Radar Records and us pro rata with our then respective ownership interests. Furthermore, the Accelerated Funding Agreement provides for Radar Records to guarantee a 25% minimum annual compounded return to be realized from our advances and equity interests in ARTISTdirect Records. Due to the uncertainty with respect to the realization of such rate of return, we have not recorded any amounts related to the 25% minimum annual compounded return in our consolidated financial statements.

     Because we did not have voting or operating control of ARTISTdirect Records, even with our majority ownership position, through December 31, 2003 we did not consolidate the results of ARTISTdirect Records; we recorded our share of losses based on the equity method of accounting as loss from equity investments in our consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of our total funding commitment, we had committed to fund 100% of the operations of ARTISTdirect Records and had recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. From May 1, 2002 through December 31, 2002, we have recorded only our proportionate share, on the basis of remaining relative funding commitments, of any losses of ARTISTdirect Records. We have funded a total of $33.0 million of our funding commitment. We recognized $8.6 million, $29.2 million and $9.3 million of equity loss from ARTISTdirect Records for the years ended December 31, 2001, 2002 and 2003, respectively. The loss for ARTISTdirect Records for the year ended December 31, 2004 was $4.881 million before intercompany interest elimination of $2.011 million.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. FIN 46 defines when a company should evaluate “controlling financial interest”, and thus consolidation, based on factors other than voting rights, and requires that a new “risks and rewards” model be applied in these situations. We adopted FIN 46 as of December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated beginning as of December 31, 2003, and the operations of ARTISTdirect Records were consolidated beginning with the year ended December 31, 2004. There was no change in the operating or business relationship between ADI and ARTISTdirect Records as a result of the adoption of FIN 46.

     During the three months ended September 30, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. During 2003, ARTISTdirect Records relied on a loan advance from us of $2.75 million and bridge loans from Mr. Field and outside investors aggregating $2.048 million to fund its operations. As of December 31, 2003, ARTISTdirect Records did not have sufficient working capital resources to conduct operations. During 2004, ARTISTdirect Records relied on bridge loans from Mr. Field of $2.778 million to fund its reduced level of operations. Through December 31, 2004, Mr. Field had provided bridge funding to ARTISTdirect Records aggregating $3.676 million, including $898,000 in 2003 and $2.778 million in 2004.

     Effective July 30, 2004, we entered into a Termination Agreement with BMG and ARTISTdirect Records which extinguished all of our obligations under our funding guaranty, including the remaining $12.0 million funding obligation to ARTISTdirect Records.

     On February 28, 2005, we completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant to a Transfer Agreement for a cash payment of $115,000, as a result of which we no longer had an equity or other economic interest in ARTISTdirect Records, and Radar Records became the owner of a majority of the membership interests of ARTISTdirect Records and also acquired the receivable reflecting the $33.0 million of loan advances previously provided to ARTISTdirect Records by ADI. In conjunction with this transaction, at February 28, 2005, ADI wrote-off the intercompany balance due from ARTISTdirect Records ($80,000 at December 31, 2004), which was eliminated in consolidation. Radar Records acquired the common stock of ARTISTdirect Recordings subject to the rights of BMG. Radar Records also agreed to offer to investors who had provided bridge funding to ARTISTdirect Records, excluding Frederick W. Field and entities related or controlled by him, the right to acquire proportional shares (based on the amount of bridge funding made by each bridge investor in ARTISTdirect Records) of the common stock of ARTISTdirect Recordings on the same terms and conditions as set forth in the Transfer Agreement.

     The amount of consideration received by us was determined with reference to various factors, including, but not limited to, our future business plans and intention to focus on our internet and web-site operations, ARTISTdirect Record’s current limited capital resources and substantially reduced level of operations, ARTISTdirect Record’s future business plans and capital requirements and the likelihood of obtaining such capital on a timely basis and under reasonable terms and conditions, the unpaid costs that we have advanced ARTISTdirect Records to date, and would be required to continue to advance ARTISTdirect Records in the future, and the probability of our obtaining a return on our investment to date of $33.0 million in ARTISTdirect Records.

     As a result of the existence of various conflicts of interest with respect to this transaction, full disclosure of these conflicts of interest was made to our Board of Directors and the required approval by the disinterested members of our Board of Directors was obtained prior to the closing of the transaction.

     As a result of the sale of all of our interest in ARTISTdirect Recordings to Radar Records effective February 28, 2005, we have accounted for our interest in ARTISTdirect Records as a discontinued operation at December 31, 2004 in accordance with SFAS No. 144. Accordingly, we have restated our consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records have been classified as “held for sale”.

     As a result of the disposition of our interest in ARTISTdirect Records effective February 28, 2005, we estimate that we will recognize a net non-cash gain in our consolidated statement of operations for the three months ended March 31, 2005 of approximately $21 million (unaudited), primarily as a result of the elimination of the liabilities of ARTISTdirect Records.

     A summary of ADI’s pro forma consolidated balance sheet at December 31, 2004, assuming that the disposition of ADI’s interest in ARTISTdirect Records had been accomplished effective December 31, 2004, is presented below.

	December 31, 2004
		Pro Forma -
	As Reported	As Adjusted
	(in thousands)
Assets
Current assets	$2,294	$2,393
Property and equipment, net	99	99
Other non-current assets	20	20

Total assets	$2,413	$2,512

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities	$20,732	$1,962
Minority interest – discontinued operations	1,940	—
Stockholders’ equity (deficiency)	(20,259)	550

Total liabilities and stockholders’ equity (deficiency)	$2,413	$2,512

iMusic Record Label

     During 2002, we began operating a record label under the brand name iMusic through our wholly-owned subsidiary, ARTISTdirect Digital, Inc. Operations consisted primarily of the sale of compact discs by artists signed to the iMusic record label. iMusic’s concept was to focus on the signing of established artists with a proven sales base and an ability to generally make records less expensively than developing artists. In addition, we expected that substantially less would be spent on marketing and promotion of these releases than on those of new artists. During the three months ended June 30, 2003, we decided to scale back the activity of its iMusic label in order to conserve capital. During the three months ended September 30, 2003, we executed an agreement with GC Music, pursuant to which we assigned its rights and obligations to six unreleased artists in exchange for a cash payment of $100,000 as a reduction to prior advances related to the six artists and a profit interest in the projects. We retained the distribution rights to the albums previously released under the original terms of our distribution agreements with our other signed artists, but we did not intend to sign any additional artists or release any additional albums domestically or internationally under the iMusic label and therefore expected very minimal sales activity subsequent to the transaction. At December 31, 2004, we have provided a sufficient reserve for remaining contract obligations and estimated product returns.

     Effective November 23, 2004, pursuant to a Trademark Assignment and Purchase Agreement dated as of November 12, 2004, we sold all of our rights, title and interest in and to certain trademarks, service markets and trade names, in certain countries of the world, that consist of or incorporate the term “iMusic” (the “Marks”), including domain names that consist of or incorporate the term iMUSIC (the “Domain Names”) and goodwill related to such marks or trade names, to Apple Computer, Inc. for a cash payment of $500,000. The Marks and Domain Names that we sold did not have any carrying value on our books.

     As a result of the foregoing, during December 2004, we ceased the sale of products under the iMusic label and discontinued the operations of the iMusic record label. Accordingly, we have accounted for the operations of iMusic as a discontinued operation for all periods presented and have restated our consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003 to reflect the termination of the business operations of iMusic.

GOING CONCERN

     We have incurred losses and negative cash flows from operations in every fiscal period since inception and have an accumulated deficit of $226.0 million as of December 31, 2004. For the year ended December 31, 2004, we incurred a net loss of $3.3 million (including $2.2 million from discontinued operations) and negative operating cash flows of $3.5 million. As of December 31, 2004, we had a net working capital deficiency of $18.4 million (including liabilities of discontinued operations held for disposal of $18.9 million, almost all of which were liquidated effective February 28, 2005) and a stockholders’ deficiency of $20.3 million. Through December 31, 2003, we had funded substantially all of the operations of ARTISTdirect Records. Effective July 30, 2004, our remaining $12.0 million funding obligation to ARTISTdirect Records was extinguished, and effective February 28, 2005, we sold all of our interest in ARTISTdirect Records to Radar Records for a cash payment of $115,000.

     During 2003, we restructured our operations, laid off most of our staff and reduced operating costs. Subsequently, management has continued its efforts to improve and expand operations and cash flows at its online music network. However, it is uncertain whether our available cash resources will be sufficient to meet anticipated capital requirements over the next twelve months. If sufficient capital is not available, then we may not be able to fund our operations. To the extent that we are unable to obtain the capital necessary to fund our future cash requirements on a timely basis and/or under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and we may consider a formal or informal restructuring or reorganization.

     As a result of the conditions described above, our auditors have included an explanatory paragraph in their 2004 report on our financial statements indicating that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     A summary of how we conduct our business is presented below.

REVENUE

     We had revenues from continuing operations from two sources at December 31, 2004: e-commerce and media. During 2002, 2003 and 2004, the Company also had revenues from its iMedia record label, which has been classified as a discontinued operation for all periods presented.

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

     Media Revenue. Media revenue consists primarily of sales of banner advertisements and sponsorships. In sales of banner advertisements, we principally earn revenue based on the number of impressions or times an advertisement appears on pages viewed within our web-sites. Our banner advertising commitments generally range from one to six months. Banner advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that we have no significant remaining obligations and collection of the resulting receivable is probable. We typically guarantee a minimum number of impressions to the advertiser. To the extent that minimum guaranteed page deliveries are not met, we defer recognition of the corresponding revenue until the guaranteed impressions are delivered. We also sell to advertisers the sponsorship of a web-page or event for a specified period of time. We recognize sponsorship revenue over the period in which the sponsored page or event is displayed. To the extent that committed obligations under sponsorship agreements are not met, revenue recognition is deferred until the obligations are met. Since most of our sponsorship and advertising contracts are short-term in nature, our advertising revenue is susceptible to significant fluctuation.

     Record Label Revenue. Record label revenue consisted of the sale of compact discs by artists under contract to the iMusic record label in 2002, 2003 and 2004, and to ARTISTdirect Records in 2004. We recognized revenues upon the shipment of compact discs to retailers and independent wholesalers and recorded appropriate reserves for product returns. We have accounted for our iMusic record label and our interest in ARTISTdirect Records, LLC as discontinued operations for all periods presented. Accordingly, the Company has restated its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003.

COST OF REVENUE

     Direct cost of product sales consists of the cost of merchandise sold, the amounts payable to artists for their share of net proceeds, online transaction costs, including credit card fees, warehousing and fulfillment charges and shipping costs. Direct cost of product sales also includes manufacturing costs and distribution fees payable. Other cost of revenue consists primarily of web-site hosting and maintenance costs, online content programming costs, online advertising serving costs, record royalties payable to artists and payroll and related expenses for staff involved with the Web-site. Stock-based compensation included in cost of revenue represents the amortization of non-cash compensation expense related to vendor warrants and stock options granted to artists and their advisors in connection with entering into contractual commitments to operate their online commerce activities.

OPERATING EXPENSES

     Web- Site Development. Web-site development expense consists primarily of expenses incurred to update the content and design of our Web-sites and underlying technology infrastructure. These expenses primarily include payments to third-party service vendors and personnel costs.

     Sales and Marketing. Sales and marketing expense consists primarily of advertising, marketing and promotion expenses incurred to promote our Web-sites, as well as payroll and related expenses for personnel engaged in marketing and advertising sales activities.

     General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, professional services expenses, facilities expenses, insurance, travel and other general corporate expenses.

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

     Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of fixed assets. There were no intangible assets on the balance sheet at December 31, 2003 or 2004.

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

CRITICAL ACCOUNTING POLICIES

     We have identified the following as critical accounting policies: revenue recognition, stock-based compensation, impairment of long-lived assets and income taxes.

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

     We record amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. Pursuant to EITF No. 00-10, we record amounts charged to customers for shipping and handling as revenue, and the related costs incurred for shipping and handling are recorded to direct cost of product sales in the consolidated statements of operations.

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

     We recognize revenue for sponsorship arrangements, both online and offline, over the period during which the advertising is provided, generally on a straight-line basis. If the sponsorship arrangement is for the sponsorship of a specific event, we recognize revenue when the event occurs. We recognize revenue separately for each element of integrated entertainment marketing packages that offer advertisers a combination of offline concert and tour sponsorships that are supported by online banner advertising, web-page sponsorships, emails to our customers and custom content. We determine the fair value of each deliverable based on the fair value of the different deliverables when sold on a stand-alone basis. We recognize revenue for each deliverable as the services are provided. We recognize revenue for the banner impression deliverable as the banner impressions are delivered. We recognize revenue for the customer emails when the emails are sent. We recognize revenue for web-page sponsorships on a straight-line basis over the term of the sponsorship. We recognize revenue for the custom content when the content is provided to the customer. We recognize revenue for event sponsorships when the event has occurred.

     Record label revenue consisted of the sale of compact discs by artists signed to iMusic and ARTISTdirect Records. We recognized revenue upon the shipment of compact discs from our distributor to retailers and independent wholesalers and recorded appropriate reserves for product returns. At the time of the shipment of the product, the following criterion under Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”, had been met: the seller’s price to the buyer was substantially fixed or determinable at the date of sale; the buyer had paid the seller, or the buyer was obligated to pay the seller and the obligation was not contingent on resale of the product; the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; the buyer acquiring the product for resale had economic substance apart from that provided by the seller; the seller did not have significant obligations for future performance to directly bring about resale of the product by the buyer; and the amount of future returns could be reasonably estimated.

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

Income Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

     Presented below are the Company’s consolidated statements of operations for the years ended December 31, 2002, 2003 and 2004.

	Years Ended December 31,
	2002	2003	2004
Net revenue:
E-commerce	$4,713	$3,459	$2,994
Media	924	1,173	2,149

Total net revenue	5,637	4,632	5,143

Cost of revenue:
Direct cost of product sales	3,593	2,552	3,034
Other cost of revenue	2,738	1,034	518

	Years Ended December 31,
	2002	2003	2004
Stock-based compensation	3,084	33	—

Total cost of revenue	9,415	3,619	3,552

Gross profit (loss)	(3,778)	1,013	1,591

Operating expenses:
Web-site development	53	5	—
Sales and marketing	1,760	410	167
General and administrative	7,323	4,134	2,676
Provision for doubtful accounts	42	83	110
Stock-based compensation	1,897	527	7
Depreciation and amortization	2,814	1,014	223
Loss from impairment of goodwill	788	—	—
Loss from sale and abandonment of property and equipment	—	2,225	—

Total operating costs	14,677	8,398	3,183

Loss from operations	(18,455)	(7,385)	(1,592)
Loss from equity investment	(16)	(64)	—
Interest income, net	748	146	29
Forgiveness of debt by officer	—	411	—
Gain from sale of tradename	—	—	500

Loss from continuing operations	(17,723)	(6,892)	(1,063)

Income (loss) from discontinued operations:
Agency business	147	—	—
iMusic record label	(1,380)	(298)	(137)
ARTISTdirect Records, LLC	—	—	(2,111)
Equity investment in ARTISTdirect Records, LLC	(29,236)	(9,256)	—

Loss from discontinued operations	(30,469)	(9,554)	(2,248)

Loss before cumulative effect of change in accounting principles	(48,192)	(16,446)	(3,311)
Cumulative effect of consolidation of ARTISTdirect Records, LLC	—	(5,255)	—

Net loss	$(48,192)	$(21,701)	$(3,311)

     The Company evaluates the performance of its business segments based on earnings or loss before interest, taxes, depreciation and amortization, including stock-based compensation, impairment losses, and minority interest (“EBITDA”). Included in EBITDA are direct operating expenses for each segment. The following table summarizes net revenue and EBITDA by segment for the years ended December 31, 2002, 2003 and 2004. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments. The segment data presented below has been restated for all periods to reflect the segment structure at December 31, 2004.

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Net Revenue:
E-commerce	$4,713	$3,459	$2,994
Media	924	1,173	2,149

	$5,637	$4,632	$5,143

EBITDA:
E-commerce	$(137)	$553	$293
Media	(3,065)	(576)	789

	(3,202)	(23)	1,082
Corporate	(6,670)	(3,152)	(1,944)

	$(9,872)	$(3,175)	$(862)

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Reconciliation of EBITDA to Net Loss:
EBITDA per segments	$(9,872)	$(3,175)	$(862)
Stock-based compensation	(4,981)	(560)	(7)
Depreciation and amortization	(2,814)	(1,014)	(223)

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Loss from impairment of goodwill	(788)	—	—
Loss from sale and abandonment of property and equipment	—	(2,225)	—
Loss from equity investment	(16)	(64)	—
Loss from discontinued operations — ARTISTdirect Records, LLC	(29,236)	(9,256)	(2,111)
Loss from discontinued operations — iMusic record label and agency business	(1,233)	(298)	(137)
Interest income (expense), net	748	146	29
Cumulative effect of consolidation of ARTISTdirect Records, LLC	—	(5,255)	—

	$(48,192)	$(21,701)	$(3,311)

RESULTS OF OPERATIONS

Overview:

     During the year ended December 31, 2003, we restructured senior operating management and significantly reduced overhead and operating activities at the parent company level and laid off the majority of our staff. In addition, during the year ended December 31, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. Subsequently, we have continued our efforts to improve and expand operations and cash flows at our online music network.

     During 2005, we intend to focus on increasing revenue from our Media operations business segment, which generates revenues from the sale of online advertising and sponsorships to companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network. We market and sell advertising on a cost-per-impression (CPM) basis to advertising agencies and directly to various companies as part of their marketing programs. Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising based on music genre or functionality. For the years ended December 31, 2002, 2003 and 2004, advertising revenue represented approximately 16%, 25% and 42%, respectively, of total net revenue. In 2004, advertising revenue increased approximately 83% over the previous year. In 2005, we expect that advertising revenue will continue to increase to in excess of 50% of total net revenue.

     We have recorded 100% of the losses attributable to ARTISTdirect Records from May 31, 2001 through April 30, 2002 based on our commitment to fund 100% of its operations up to that time. From May 1, 2002 through December 31, 2002, we recorded approximately 83% of the losses of ARTISTdirect Records as a result of BMG’s equity purchase and their assumption of a portion of our funding commitment to the record label. For the year ended December 31, 2003, we recorded approximately 73% of the losses of ARTISTdirect Records. However, given that we did not have voting or operating control, even with our majority ownership position in ARTISTdirect Records, through December 31, 2003, we accounted for this investment under the equity method of accounting as income (loss) from equity investments in our consolidated statements of operations.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. FIN 46 defines when a company should evaluate “controlling financial interest”, and thus consolidation, based on factors other than voting rights, and requires that a new “risks and rewards” model be applied in these situations. We adopted FIN 46 effective December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated beginning as of December 31, 2003, and the operations of ARTISTdirect Records were consolidated beginning with the year ended December 31, 2004. There was no change in the operating or business relationship between ADI and ARTISTdirect Records as a result of the adoption of FIN 46. In addition, as a result of the consolidation of ARTISTdirect Records as of December 31, 2003, we recorded a one-time charge to operations of $5.255 million in 2003 resulting from the cumulative effect on prior years of this change in accounting method.

     On February 28, 2005, we completed the sale of our interest in ARTISTdirect Recordings to Radar Records. ADI has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004 in accordance with SFAS No. 144. Accordingly, the Company has restated its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records have been classified as “held for sale”.

     During December 2004, we discontinued the operations of our iMusic record label and have therefore accounted for the operations of iMusic as a discontinued operation for all periods presented. Accordingly, we have restated our consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003 to reflect the termination of the business operations of iMusic.

YEARS ENDED DECEMBER 31, 2004 AND 2003

     NET REVENUE

     Net revenue for the year ended December 31, 2004 increased to $5.143 million, from $4.632 million for the year ended December 31, 2003, an increase of $511,000 or 11%.

     E-commerce revenue decreased to $2.994 million for the year ended December 31, 2004, from $3.459 million for the year ended December 31, 2003, a decrease of 13% or $465,000, primarily as a result of lower traffic to the web-site, fewer sales orders and a decline in demand for music and licensed artist merchandise in 2004. During the years ended December 31, 2003 and 2004, approximately 45% and 70%, respectively, of revenues from E-commerce were generated from the products related to one music merchandising entity.

     Media revenue increased to $2.149 million for the year ended December 31, 2004, from $1.173 million for the year ended December 31, 2003, an increase of 83% or $976,000, as a result of an increase in the number of online advertisers and an increase in the CPM amounts earned from the sales of impression and non-impression based advertising and offline sponsorships. Included in media revenue for the year ended December 31, 2003 was $550,000 of sponsorship income from AT&T Wireless. During the year ended December 31, 2004, most of our media revenues were generated by one outside sales organization which represented us with respect to advertising and sponsorship sales on our web-site. This relationship is continuing in 2005.

     COST OF REVENUE

     Direct Cost of Product Sales. Direct cost of product sales increased to $3.034 for the year ended December 31, 2004, from $2.552 million for the year ended December 31, 2003, an increase of $482,000 or 19%, primarily as a result of efforts to increase web-site traffic.

     Other Cost of Revenue. Other cost of revenue decreased to $518,000 for the year ended December 31, 2004, from $1.034 million for the year ended December 31, 2003, a decrease of $516,000 million or 50%, primarily as a result of a decrease in customer service fees for e-commerce and a shift in the media advertising sales function from an internal department to an outside firm.

     Stock-Based Compensation. For the year ended December 31, 2004, we did not record any stock-based compensation. For the year ended December 31, 2003, we recorded non-cash stock-based compensation charges of $33,000. Stock-based compensation expense relates primarily to the amortization of the estimated value of stock options, calculated pursuant to the Black-Scholes option-pricing model, previously issued to artists and their advisors in connection with the operation of their stores and is amortized over the life of the associated contracts.

     OPERATING EXPENSES

     Web-Site Development. For the year ended December 31, 2004, we did not record any web-site development expense. Web-site development expense was $5,000 for the year ended December 31, 2003.

     Sales and Marketing. Sales and marketing expense decreased to $167,000 for the year ended December 31, 2004, from $410,000 for the year ended December 31, 2003, a decrease of $243,000 or 59%, primarily as a result of the expiration of the Ticketmaster agreement in 2003.

     General and Administrative. General and administrative expense decreased to $2.676 million for the year ended December 31, 2004, from $4.134 million for the year ended December 31, 2003, a decrease of $1.458 million or 35%. This decrease was primarily attributable to decreases in payroll and related costs as a result of the personnel reductions as part of the mid-2003 restructuring and occupancy costs relating to the termination of our office lease in 2003. Included in general and administrative expenses in 2004 were $204,000 of costs related to business development activities.

     Provision for Doubtful Accounts. The provision for doubtful accounts increased to $110,000 for the year ended December 31, 2004, from $83,000 for the year ended December 31, 2003, primarily as a result of a higher level of uncollectible accounts receivable related to increased advertising revenues in 2004.

     Stock-Based Compensation. We recorded stock-based compensation expense of $7,000 for the year ended December 31, 2004, as compared to $527,000 for the year ended December 31, 2003 in connection with previous stock-based compensation issued to employees, directors, professional firms, artists and advisors for promotional services. The decrease was due to the amortization period for the previously-issued stock-based compensation having been completed prior to 2004.

     Depreciation and Amortization. Depreciation and amortization expense decreased to $223,000 for the year ended December 31, 2004, from $1.014 million for the year ended December 31, 2003, a decrease of $791,000 or 78%. This decrease was primarily due to the write-down and abandonment of property and equipment during 2003.

     Loss from Sale and Abandonment of Property and Equipment and Impairment of Goodwill. For the year ended December 31, 2004, we did not record any loss from sale and abandonment of property and equipment. During the year ended December 31, 2003, we recorded a loss from the sale and abandonment of property and equipment of $2.225 million. This loss was mainly as a result of vacating our office space following the termination of our lease.

     LOSS FROM EQUITY INVESTMENT

     We did not have any loss from equity investments for the year ended December 31, 2004. The loss from equity investments was $64,000 for the year ended December 31, 2003. This equity loss related to our investment in SnoCore, LLC.

     INTEREST INCOME, NET

     For the year ended December 31, 2004, net interest income was $29,000, as compared with net interest income of $146,000 for the year ended December 31, 2003. This net decrease in interest cost of $117,000 is primarily due to lower average cash balances held during 2004 as compared with 2003.

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

     GAIN FROM SALE OF TRADENAME

     Effective November 23, 2004, pursuant to a Trademark Assignment and Purchase Agreement dated as of November 12, 2004, we sold all of our rights, title and interest in and to certain trademarks, service markets and trade names, in certain countries of the world, that consist of or incorporate the term “iMusic” (the “Marks”), including domain names that consist of or incorporate the term iMUSIC (the “Domain Names”) and goodwill related to such marks or trade names, to Apple Computer, Inc. for a cash payment of $500,000. The Marks and Domain Names that we sold did not have any carrying value on our books.

     DISCONTINUED OPERATIONS

     We recorded a loss from equity investments 100% of the loss of ARTISTdirect Records through April 30, 2002 due to our commitment to fund 100% of its operations. From May 1, 2002 through December 31, 2002, we recorded approximately 83% of the loss of ARTISTdirect Records based on our relative share of the remaining funding commitment to ARTISTdirect Records. For the year ended December 31, 2003, we recorded approximately 73% of the losses of ARTISTdirect Records. For the year ended December 31, 2003, we recorded $9.256 million as our relative share of the loss of ARTISTdirect Records.

     For the year ended December 31, 2004, we consolidated the operations of ARTISTdirect Records, and recorded a related loss from discontinued operations of $2.111 million.

     For the year ended December 31, 2004, the operations of the iMusic record label generated a loss of $137,000, as compared to $298,000 for the year ended December 31, 2003.

     A summary of the results of operations of ARTISTdirect Records and the iMusic record label for the years ended December 31, 2004 and 2003 is presented below.

     CUMULATIVE EFFECT OF CONSOLIDATION OF ARTISTDIRECT RECORDS, LLC

     As a result of the consolidation of ARTISTdirect Records as of December 31, 2003, we recorded a one-time charge to operations of $5.255 million in 2003 resulting from the cumulative effect on prior years of the change in accounting method from equity to consolidation.

     NET LOSS

     As a result of the foregoing factors, net loss decreased to $3.311 million for the year ended December 31, 2004, as compared to $21.701 million for the year ended December 31, 2003, a decrease of $18.390 million or 85%.

YEARS ENDED DECEMBER 31, 2003 AND 2002

     NET REVENUE

     Net revenue for the year ended December 31, 2003 decreased to $4.632 million, from $5.637 million for the year ended December 31, 2002, a decrease of $1.005 million or 18%.

     E-commerce revenue decreased to $3.459 million for the year ended December 31, 2003, from $4.713 million for the year ended December 31, 2002, a decrease of 27% or $1.254 million, primarily as a result of lower traffic to the web-site, fewer sales orders and a decline in demand for music and licensed artist merchandise in 2003. During the years ended December 31, 2002 and 2003, approximately 25% and 45%, respectively, of revenues from E-commerce were generated from the products related to one music merchandising entity.

     Media revenue increased to $1.173 million for the year ended December 31, 2003, from $924,000 for the year ended December 31, 2002, an increase of 27% or $249,000, as a result of an increase in the number of online advertisers and an increase in the CPM amounts earned from the sales of impression and non-impression based advertising and offline sponsorships. Included in media revenue for the year ended December 31, 2003 was $550,000 of sponsorship income from AT&T Wireless.

     COST OF REVENUE

     Direct Cost of Product Sales. Direct cost of product sales decreased to $2.552 million for the year ended December 31, 2003, from $3.593 million for the year ended December 31, 2002, a decrease of $1.041 million or 29%, primarily as a result of the decrease in E-commerce revenues in 2003.

     Other Cost of Revenue. Other cost of revenue decreased to $1.034 million for the year ended December 31, 2003, from $2.738 million for the year ended December 31, 2002, a decrease of $1.704 million or 62%, primarily as a result of a decrease in web-site hosting and maintenance costs due to a reduction in headcount and a restructuring of our third party service provider agreements.

     Stock-Based Compensation. For the year ended December 31, 2003, we recorded non-cash stock-based compensation charges of $33,000 as compared to $3.084 million for the year ended December 31, 2002, a decrease of $3.051 million or 99%. Stock-based compensation expense relates primarily to the amortization of the estimated value of stock options, calculated pursuant to the Black-Scholes option-pricing model, previously issued to artists and their advisors in connection with the operation of their stores and is amortized over the life of the associated contracts. The decrease in stock-based compensation in 2003 is primarily due to completion of most of the amortization of stock-based compensation during 2002 as a result of the terms of a number of artist agreements expiring during 2002. The approximately $3.1 million in stock-based compensation expense in 2002 consists of $2.1 million related to option grants to artists and advisors, $900,000 in compensation expense related to the rescission for which services were being provided by artists and advisors in 2002, and $79,000 of expense related to warrants granted to suppliers.

     OPERATING EXPENSE

     Web-Site Development. Web-site development expense decreased to $5,000 for the year ended December 31, 2003, from $53,000 for the year ended December 31, 2002, a decrease of $48,000 or 91%, primarily as a result of lower fees paid to third party service vendors relating to the enhancement of our web-site.

     Sales and Marketing. Sales and marketing expense decreased to $410,000 million for the year ended December 31, 2003, from $1.760 million for the year ended December 31, 2002, a decrease of $1.350 million or 77%, primarily as a result of a decrease in online advertising expenditures resulting from the restructuring of our agreement with Ticketmaster and lower marketing, payroll and related costs.

     General and Administrative. General and administrative expense decreased to $4.134 million for the year ended December 31, 2003, from $7.323 million for the year ended December 31, 2002, a decrease of $3.189 million or 44%. This decrease was primarily attributable to a decrease in payroll costs associated with the reduced headcount of approximately $2.3 million and an approximately $1.2 million decrease in outside services and insurance costs.

     Provision for Doubtful Accounts. The provision for doubtful accounts increased to $83,000 for the year ended December 31, 2003, from $42,000 for the year ended December 31, 2002, as a result of higher level of uncollectible accounts receivable related to advertising revenues in 2003.

     Stock-Based Compensation. We recorded stock-based compensation expense of $527,000 for the year ended December 31, 2003 in connection with previous stock-based compensation issued to employees, directors, professional firms, artists and advisors for promotional services, a decrease of $1.370 million or 72% from the $1.897 million expense for the year ended December 31, 2002. Stock-based compensation represented the remaining amortization of such prepaid compensation paid in prior years. The decrease in stock-based compensation in 2003 was primarily due to the amortization period for most of such stock-based compensation being completed in 2002.

     Depreciation and Amortization. Depreciation and amortization expense decreased to $1.014 million for the year ended December 31, 2003, from $2.814 million for the year ended December 31, 2002, a decrease of $1.8 million or 64%. This decrease was primarily due to the write-down and abandonment of property and equipment during 2003.

     Loss from Sale and Abandonment of Property and Equipment and Impairment of Goodwill. During the year ended December 31, 2003, we recorded a loss from the sale and abandonment of property and equipment of $2.225 million. This loss was mainly as a result of vacating our office space following the termination of our lease. During the year ended December 31, 2002, we recorded a loss on impairment of goodwill related to the write-off of the remaining goodwill associated with our online operations of $788,000. This write-down was recorded due to declines in advertising revenue on the Network and the determination that there was insufficient basis to support the carrying amounts of goodwill based upon the projected undiscounted future cash flows related to the underlying Network assets.

     LOSS FROM EQUITY INVESTMENT

     Loss from equity investments was $16,000 for the year ended December 31, 2002, as compared to $64,000 for the year ended December 31, 2003. This equity loss related to our investment in SnoCore, LLC.

     INTEREST INCOME, NET

     For the year ended December 31, 2003, net interest income was $146,000, as compared with net interest income of $748,000 for the year ended December 31, 2002. This net decrease in interest cost of $602,000 is primarily due to lower average cash balances held during 2003 as compared with 2002.

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

     DISCONTINUED OPERATIONS

     We recorded a loss from equity investments 100% of the loss of ARTISTdirect Records through April 30, 2002 due to our commitment to fund 100% of its operations. From May 1, 2002 through December 31, 2002, we recorded approximately 83% of the loss of ARTISTdirect Records based on our relative share of the remaining funding commitment to ARTISTdirect Records. For the year ended December 31, 2003, we recorded approximately 73% of the losses of ARTISTdirect Records. For the years ended December 31, 2002 and 2003, we recorded $29.236 million and $9.256 million, respectively, as our relative share of the loss of ARTISTdirect Records. The decrease in the loss was due to a reduced level of activity at ARTISTdirect Records in 2003 as compared to 2002.

     Income from the discontinued operations of the agency business was $147,000 for the year ended December 31, 2002. The Company did not have any income (loss) from the discontinued operations of the agency business for the year ended December 31, 2003.

     For the year ended December 31, 2003, the operations of the iMusic record label generated a loss of $298,000, as compared to $1,380,000 for the year ended December 31, 2002.

     A summary of the results of operations of ARTISTdirect Records and the iMusic record label for the years ended December 31, 2003 and 2002 is presented below.

     CUMULATIVE EFFECT OF CONSOLIDATION OF ARTISTDIRECT RECORDS, LLC

     As a result of the consolidation of ARTISTdirect Records as of December 31, 2003, we recorded a one-time charge to operations of $5.255 million in 2003 resulting from the cumulative effect on prior years of the change in accounting method from equity to consolidation.

     NET LOSS

     As a result of the foregoing factors, net loss decreased to $21.701 million for the year ended December 31, 2003, as compared to $48.192 million for the year ended December 31, 2002, a decrease of $26.491 million or 55%.

ARTISTDIRECT RECORDS, LLC

     A summary of the operations of ARTISTdirect Records for the years ended December 31, 2002, 2003 and 2004, which has been accounted for as a discontinued operation for all periods presented, is as follows:

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Net revenue	$3,709	$1,426	$(19)
Cost of revenue	10,093	1,798	986

Gross loss	(6,384)	(372)	(1,005)

Operating expenses:
Sales and marketing	12,029	3,287	285
General and administrative	14,374	6,450	393
Depreciation and amortization	36	39	22
Loss from sale and abandonment of property and Equipment	—	100	—

Total operating expenses	26,439	9,876	700

Loss from operations	(32,823)	(10,248)	(1,705)

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Minority interest	—	—	759
Interest expense	(1,133)	(2,244)	(649)
Amortization of bridge note warrants	—	(203)	(998)
Forgiveness of debt	—	—	482

Net loss	$(33,956)	$(12,695)	$(2,111)

iMUSIC RECORD LABEL

     A summary of the operations of the iMusic record label for the years ended December 31, 2002, 2003 and 2004, which has been accounted for as a discontinued operation for all periods presented, is as follows:

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Net revenue	$613	$1,352	$(136)
Cost of revenue	1,325	744	(1)

Gross profit (loss)	(712)	608	(135)

Operating expenses:
Sales and marketing	464	810	2
General and administrative	204	96	—

Total operating expenses	668	906	2

Net loss	$(1,380)	$(298)	$(137)

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our activities during the past few years from the sale of our equity securities. As of December 31, 2004, we had $1,156,000 of unrestricted cash and cash equivalents. We had a working capital deficiency of $18.438 million at December 31, 2004, primarily because of the consolidation of ARTISTdirect Records, which had liabilities of $18.768 million at such date. Effective February 28, 2005, we sold 100% of our interest in ARTISTdirect Records for a cash payment of $115,000, as a result of which we no longer had any equity or other economic interest in ARTISTdirect Records. As a result of the disposition of our interest in ARTISTdirect Records effective February 28, 2005, the liabilities of ARTISTdirect Records were eliminated from our balance sheet at that date.

     During 2003, we restructured our operations, laid off most of our staff and reduced operating costs. Subsequently, we have been attempting to improve and expand operations and cash flows at our online music network. However, it is uncertain whether our available cash resources will be sufficient to meet anticipated capital requirements over the next twelve months. If sufficient capital is not available, then we may not be able to fund our operations. To the extent that we are unable to obtain the capital necessary to fund our future cash requirements on a timely basis and/or under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and we may consider a formal or informal restructuring or reorganization.

     As a result of the conditions described above, our auditors have included an explanatory paragraph in their 2004 report on our financial statements indicating that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Operating. Net cash used in operating activities was $11.161 million, $5.423 million and $3.473 million for the years ended December 31, 2002, 2003 and 2004, respectively. Net cash used in continuing operations was $10.116 million, $5.139 million and $625,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Net cash used in discontinued operations was $1.045 million, $284,000 and $2.848 million for the years ended December 31, 2002, 2003 and 2004, respectively. Net cash used in operating activities for each of these periods consisted primarily of net losses, partially offset by non-cash items such as loss from equity investments, stock-based compensation, depreciation and amortization, and loss from impairment of goodwill and sale and abandonment of property and equipment.

     Investing. Net cash provided by investing activities was $957,000 for the year ended December 31, 2004, which consisted of the proceeds from the sale/maturity of short-term investments of $1.012 million, offset by $55,000 of purchases of property and equipment. Net cash provided by investing activities was $2.425 million for the year ended December 31, 2003, which consisted primarily of the proceeds from the sale/maturity of short-term investments of $5.045 million, partially offset by our advance to ARTISTdirect Records of $2.75 million and the proceeds from the sales of equipment of $123,000. Net cash used in investing activities for the year ended December 31, 2002 was $12.8 million, which consisted primarily of our advances to ARTISTdirect Records of $25.0 million, partially offset by the proceeds from the sale/maturity of short-term investments of $12.316 million and purchases of property and equipment of $381,000.

     Financing. Net cash provided by financing activities was $2.953 million for the year ended December 31, 2004, which consisted of a reduction in restricted cash of $175,000 and the issuance of bridge notes by ARTISTdirect Records of $2.778 million. Net cash provided by financing activities was $1.807 million for the year ended December 31, 2003, which consisted of a reduction in restricted cash of $1.807, of which approximately $1.3 million was paid out to our landlord in conjunction with the termination of our facilities lease. Net cash provided by financing activities was $855,000 for the year ended December 31, 2002, which was primarily a result of the release of restricted cash related to two letters of credit held by third parties related to our office lease and e-commerce credit card processor.

PRINCIPAL COMMITMENTS

     At December 31, 2004, we did not have any material commitments for capital expenditures. As of December 31, 2004, excluding liabilities associated with ARTISTdirect Records, our principal commitments consisted of funding commitments as summarized below.

	Payments Due by Period (in thousands)
		Less than	Between	Between	After
Contractual cash obligations	Total	1 year	2-3 years	4-5 years	5 years
Employment contracts	$421	$305	$116	$—	$—
Total contractual cash obligations	$421	$305	$116	$—	$—

OFF-BALANCE SHEET ARRANGEMENTS

     At December 31, 2004, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company’s financial statement presentation and disclosures.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company’s financial statement presentation or disclosures.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     The Company does not have any market risk with respect to such factors as commodity prices, equity prices and other market changes that affect market risk sensitive investments.

     The Company does not have any foreign currency risk, as its revenues and expenses are denominated and settled in United States dollars.

Interest Rate Risk

     The Company is not exposed to any interest rate risk through its assets and liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements appear in a separate section of this Annual Report on Form 10-K following Item 15. Such information is incorporated herein by reference.

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

     Effective February 17, 2004, we retained Gumbiner Savett Inc. (“GS”) as our independent accountant. The retention of GS was recommended by our Audit Committee and approved by our Board of Directors.

     During the years ended December 31, 2002 and 2003, and the subsequent interim period from January 1, 2004 through February 16, 2004, we did not, nor did anyone on our behalf, consult with GS regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided that GS concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined at Item 304(a)(1)(iv) or a reportable event as defined at Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

     We carried out an evaluation, under the supervision and with the participation of our management, including its principal executive officer and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, our principal executive officer and financial officer concluded that there were material weaknesses in our internal controls, including those which relate to the segregation of duties and the review, approval and reconciliation of accounting data and entries. The Company is addressing these issues by reviewing and revising its internal accounting policies and procedures, expanding the resources allocated to the accounting department, and reviewing its accounting and management information systems software.

(b) Changes in Internal Controls

     There were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

ITEM 9B. OTHER INFORMATION

     Effective as of December 31, 2004, ARTISTdirect, Inc. (“ADI”), entered into a Transfer Agreement with ARTISTdirect Recordings, Inc., a Delaware corporation and a wholly-owned subsidiary of ADI (“ARTISTdirect Recordings”), and Radar Records Holdings, Inc. (“Radar Records”), a Delaware corporation wholly-owned by ADI’s Chairman, Frederick W. Field, pursuant to which ADI was obligated to sell its common stock in ARTISTdirect Recordings to Radar Records for $115,000 in cash. ARTISTdirect Recordings owned a 65% membership interest in ARTISTdirect Records, LLC (“ARTISTdirect Records”).

     On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant the Transfer Agreement, as a result of which ADI no longer had any equity or other economic interest in ARTISTdirect Records, and Radar Records became the owner of a majority of the membership interests in ARTISTdirect Records and also acquired the receivable reflecting the $33.0 million of loan advances previously provided to ARTISTdirect Records by ADI.

     This transaction was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following table sets forth certain information regarding our directors and executive officers as of March 29, 2005:

Name	Age	Positions with ARTISTdirect
Frederick W. Field	53	Chairman of the Board
Jonathan V. Diamond	46	Chief Executive Officer and director
Robert N. Weingarten	52	Chief Financial Officer and Secretary
Nicholas Turner	46	Executive Vice President
Eric Pulier	39	Director
Teymour Boutros-Ghali	50	Director
Dimitri Villard	62	Director

     Our executive officers are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the directors or executive officers.

     The Company’s Certificate of Incorporation provides for a classified Board of Directors consisting of three classes of directors with staggered three-year terms, with each class as nearly equal in number as possible as determined by the Board. The Board currently consists of five persons. Mr. Field is a member of Class I. Mr. Diamond and Mr. Pulier have been designated as members of Class II. Mr. Butros-Ghali and Mr. Villard have been designated as members of Class III.

     The Class I director’s term expired at the 2004 annual meeting. The Class II directors’ terms expire at the 2005 annual meeting. The Class III director’s term expired at the 2003 annual meeting.

     The following is a brief description of the background of our directors and executive officers during the past five years.

     Frederick W. Field. Mr. Field has served as our Chairman of the Board since June 2001 and served as our Chief Executive Officer from June 2001 until September 2003. Mr. Field also currently serves as Chief Executive Officer of ARTISTdirect Records, LLC and as Chairman of the Board and Chief Executive Officer of Radar Pictures, Inc., a film production company. From 1990 to 2001, Mr. Field served as Co-Chairman of Interscope Records, a music production company. From 1979 to 1997, Mr. Field served as Chairman of the Board and Chief Executive Officer of Interscope Communications, Inc.

     Jonathan V. Diamond. Mr. Diamond has served our Chief Executive Officer and director since September 2003. From January 2003 to the present, he has also served as the Chairman, Chief Executive Officer and a director of YouthStream Media Networks, Inc., a publicly-traded company. He was the co-founder of N2K, Inc. and served as its Vice Chairman and Chief Executive Officer through its 1999 merger with CDnow, Inc., an e-commerce company. He continued to serve as Chairman of the combined company until its sale to Bertelsmann Music Group in August 2000. Mr. Diamond was a co-founder of GRP Records, an independent music label acquired by MCA in 1990. Mr. Diamond holds an M.B.A. from the Columbia University Graduate School of Business and a B.A. in Economics and Music from the University of Michigan Honors College.

     Robert N. Weingarten. Mr. Weingarten was appointed Chief Financial Officer and Secretary of the Company in January 2004. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. From February 2003 to present, he has served as the Chief Financial Officer of YouthStream Media Networks, Inc., a publicly traded company. Since 1979, Mr. Weingarten has served as a consultant to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. Degree in Finance from the University of Southern California in 1975 and a B.A. Degree in Accounting from the University of Washington in 1974. Mr. Weingarten currently serves as President, Chief Financial Officer and Chairman of the Board of Directors of Aries Ventures Inc. and as Chief Financial Officer of Resource Ventures, Inc., both of which are public companies. Mr. Weingarten was retained to assist in the restructuring of the predecessor to both such companies in November 1998, and was an officer of such predecessor company when it filed for reorganization under Chapter 11 of the United States Bankruptcy Code in December 1999 and successfully confirmed its Plan of Reorganization in March 2000.

     Teymour Boutros-Ghali. Mr. Boutros-Ghali has served as a director since January 18, 2005. From January 2002 to present, Mr. Boutros-Ghali has served as the Managing Partner of Monitor Ventures, an early stage venture investor and advisory firm that is part of the Monitor Group, a global strategy consulting firm and merchant bank with almost $2 billion under management. From January 2000 to January 2002, he worked as an independent consultant for Monitor Group and Digital Evolution. He also served as the Chief Executive Officer for AllBusiness from April 1997 to January 2000. For the past five years Mr. Boutros-Ghali has served as a director for various private companies. From June 2004 to present he has served as a director for Hydropoint Data Systems. From 2001 to 2002, and 2001 to 2003, Mr. Boutros-Ghali served as a director for Switchouse and Digital Evolution, respectively. Mr. Boutris-Ghali received S.M. and a Ph.D. Degrees from the Massachusetts Institute of Technology in 1982 and 1980, respectively. He also received B.A. and M.A. Degrees in Electrical Engineering from Cambridge University in 1976.

     Dimitri Villard. Mr. Villard has served as a director since January 18, 2005. Mr. Villard also currently serves as President and a director of Pivotal BioSciences, Inc. a position he has held since September 1998. In addition, since January 1982 to present, he has served as President and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. Mr. Villard received a B.A. Degree in Government from Harvard University in 1964. Mr. Villard currently serves as a director of Dax Solutions, Inc., an entertainment industry digital asset management venture, a position he has held since May 2004. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group.

     Eric Poulier. Mr. Poulier has served as a director since November 29, 2004. Currently, Mr. Poulier serves as the Executive Chairman of SOA Software, Inc., a position which he has held since 2001. From 1998 to 2000, Mr. Poulier also served as a Director for MPOD, Inc. In addition, he has served as a Director for various companies such as Gluecode, Inc. and CTM Center for Telecom management. Mr. Pulier has been a pioneer in the software and digital interactive industries for over 15 years. He has been instrumental in establishing ground-breaking technology companies in several sectors including media management (IVT), Professional Services (US Interactive), voice systems (VoiceTap), and peer-to-peer networking (Mediator). Mr. Poulier received a B.A. Degree from Harvard University in 1988.

     Nicholas Turner. Mr. Turner has served as our Executive Vice President since January 1, 2005. Mr. Turner has over twenty years experience as a senior level executive and entrepreneur in the entertainment and new media industries. Mr. Turner has been a professional recording musician, artist manager, record producer, new media pioneer and record label marketing executive, as well as charity event creator and fundraiser. Mr. Turner has extensive expertise in guiding companies through the transition from the analog to digital world. During the last ten years, Mr. Turner has held senior executive positions with various companies, including N2K, Inc. and CDnow, Inc., with responsibility for marketing and revenue generation activities.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports which we received from such persons for their 2004 fiscal year transactions in our common stock and their holdings of our common stock, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2004 fiscal year, Mr. Weingarten filed a late Form 3 report and Mr. Yokomoto filed a late Form 4 report covering one transaction. Other than the foregoing instances, we believe that the reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our other directors, executive officers and greater than ten percent beneficial owners.

Code of Ethics

     The Company has adopted a written Code of Business Conduct and Ethics, which applies to every Director and Officer and member of senior management, including the Company’s Chief Executive Officer and Chief Financial Officer. A copy of the Company’s Code of Ethics is available to any shareholder that requests a copy, and has been filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003. Such request should be addressed to the attention of the Secretary of the Company and mailed to the Company’s corporate offices. Any amendment to or waiver of the Code of Business Conduct and Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

Changes in Procedures to Nominate Directors

     Since the date of the Company’s last disclosures pursuant to Item 7(d)(s)(ii)(G) of Schedule 14A of the Securities Exchange Act of 1934, as amended, there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning the compensation earned by ARTISTdirect’s Chief Executive Officer and each of the three other most highly compensated executive officers of ARTISTdirect whose salary and bonus for the 2004 fiscal year was in excess of $100,000, for services rendered in all capacities to ARTISTdirect and its subsidiaries for the fiscal years ended December 31, 2002, 2003 and 2004. No other executive officers who would have otherwise been includable in such table on the basis of salary and bonus earned for the 2004 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the named executive officers.

     SUMMARY COMPENSATION TABLE

						Long-Term Compensation Awards
	Annual Compensation					Securities
Name and Principal					Other Annual	Underlying		All Other
Positions	Year	Salary($)		Bonus($)	Compensation($)(1)	Options (#)		Compensation($)
Frederick W. Field	2004	$28,080
Chairman	2003	$56,160	(2)
	2002	$812,500	(3)(4)
Jonathan V. Diamond	2004	$185,000			$7,800
Chief Executive Officer	2003	$46,250	(5)	$4,315	$1,950
	2002
Robert N. Weingarten	2004	$120,000				120,000	(7)
Chief Financial Officer	2003
	2002
Keith Yokomoto	2004	$120,000				60,000	(8)
Former President and	2003	$597,222	(6)		$7,800			$76,924	(6)
Chief Operating Officer	2002	$402,778			$7,800

(1)	Consists of car allowance.

(2)	Includes $28,080 of deferred salary received in connection with Mr. Field’s service as Chief Executive Officer of ARTISTdirect Records, LLC. ARTISTdirect Records was a co-venture which was indirectly jointly owned by ARTISTdirect and Mr. Field. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(3)	Includes $541,667 of salary received in connection with Mr. Field’s service as Chief Executive Officer of ARTISTdirect Records, LLC. ARTISTdirect Records was a co-venture which was indirectly jointly owned by ARTISTdirect and Mr. Field. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(4)	From July 16, 2002, Mr. Field elected to defer all of his salary under his employment agreements with ARTISTdirect and ARTISTdirect Records. During 2002, Mr. Field deferred $229,167 of salary from ARTISTdirect and $458,334 of salary from

ARTISTdirect Records. In May 2003, all deferred salary totaling approximately $411,000 from the Company and approximately $822,000 from ARTISTdirect Records was waived. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for more information.

(5)	Mr. Diamond entered into an employment agreement on September 29, 2003 with the Company which provides for an annual salary of $185,000, a signing bonus of $4,315 and a car allowance $650 per month.

(6)	Includes $412,847 in deferred salary and $76,924 in accrued vacation pay which were paid to Mr. Yokomoto upon his termination as an employee on December 31, 2003. Of such amount, $150,000 was repaid to the Company for a prepaid bonus that Mr. Yokomoto previously received.

(7)	Effective March 29, 2004, we issued to Robert N. Weingarten, our Chief Financial Officer, a stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011. The option vests and becomes exercisable in a series of 36 successive equal monthly installments upon the optionee’s completion of service measured from March 29, 2004.

(8)	Effective January 9, 2004, we issued to Keith Yokomoto, our former President and Chief Operating Officer, and a Director of the Company at that time, two non-qualified stock options to purchase 10,000 shares and 50,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through January 9, 2011. The option for 10,000 shares was immediately vested upon issuance. The option for 50,000 shares was scheduled to vest in increments of 10,000 shares on February 1, 2004, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, based on the accomplishment of certain milestones by each respective date, which were not attained. Accordingly, the option for 50,000 shares did not vest and thus expired.

Stock Options

          In September 2003, we issued warrants to purchase 200,000 shares of common stock at $0.50 per share as partial consideration for an office lease termination. In December 2003, we issued 40,000 shares of common stock to a consultant for services rendered which were valued at $0.50 per share. We made such issuances in reliance upon Section 4(2) of the Securities Act. The parties to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and were provided with access to material information regarding our company. We believe that each party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

          Effective September 29, 2003, the Company entered into an employment agreement with Jonathan V. Diamond to serve as the Company’s President and Chief Executive Officer through August 15, 2006. In conjunction with the employment agreement, the Company granted Mr. Diamond a non-plan, non-qualified stock option to purchase 259,659 shares of common stock exercisable through August 15, 2010 at $0.85 per share, which was the approximate fair market value of the common stock on the date of grant. Upon the termination of Mr. Diamond’s employment with the Company prior to the expiration of his employment agreement, 75% of the common stock underlying the option is subject to a repurchase right by the Company at $0.85 per share. The repurchase right lapses in three equal annual installments such that it will have lapsed in its entirety on the third anniversary of Mr. Diamond’s employment by the Company. We made such issuance in reliance upon Section 4(2) of the Securities Act.

          From May 2003 through December 31, 2003, ARTISTdirect Records issued and sold from time to time, an aggregate of $2.048 million in convertible notes (the “Bridge Notes”) to nine individual investors. Of such amount, $898,000 of these notes was sold to our Chairman, Ted Field and $100,000 to Jonathan V. Diamond, our President and Chief Executive Officer. During 2004, ARTISTdirect Records issued and sold an additional $2.777 million in convertible notes to Ted Field. The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and are convertible into preferred equity of ARTISTdirect Records as part of its next equity financing. The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted. We made the issuances of such notes and warrants in reliance upon Section 4(2) of the Securities Act. The parties to whom the securities were issued in connection with the foregoing made an informed investment decision based upon negotiation with us and were provided with access to material information regarding ARTISTdirect Records. We believe that the parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that each such party was capable of evaluating the merits and risks of acquisition of our securities.

          Effective January 9, 2004, the Company issued to Mr. Yokomoto two non-qualified stock options to purchase 10,000 shares and 50,000 shares exercisable at $0.50 per share, which was not less than the fair market value on the date of grant, through January 9, 2011. The option for 10,000 shares was immediately vested upon issuance. The option for 50,000 shares was scheduled to vest in increments of 10,000 shares on February 1, 2004, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, based on the accomplishment of certain milestones by each respective date, which were not attained. Accordingly, the option for 50,000 shares did not vest and thus expired .

          Effective March 29, 2004, the Company issued to Robert N. Weingarten, its Chief Financial Officer, a stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011. The option vests and becomes exercisable in a series of 36 successive equal monthly installments upon the optionee’s completion of service measured from March 29, 2004.

          Effective August 31, 2004, the Company issued a warrant to a consultant for services rendered to purchase 10,000 shares of common stock exercisable for a period of five years at $0.50 per share.

          The stock options were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to ADI by the recipients.

Option Grants in 2004

          The following table sets forth certain information regarding stock options granted to the Company’s executive officers during the year ended December 31, 2004.

	Individual Grants (1)				Potential Realizable
	Number of	Percent of			Value at Assumed
	Securities	Total Options			Annual Rates of
	Underlying	Granted to	Exercise		Stock Price
	Options	Employees in	Price Per	Expiration	Appreciation for
Name	Granted	2004 (2)	Share ($)	Date	Option Term (3)
					5%	10%
Robert N. Weingarten	120,000	100.0%	$0.50	03/29/11	$17,098	$39,846

(1) Each option represents the right to purchase one share of common stock.

(2) During the year ended December 31, 2004, the Company granted options to management and employees to purchase an aggregate of 120,000 shares of common stock exercisable at $0.50 per share. The fair market value on the date of grant was $0.35 per share.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if such options appreciate based on the fair market value on the date of grant and if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of future common stock price growth. These amounts represent certain assumed rates of appreciation in the value of the Company’s common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

Aggregated Option Fiscal Year-End Value

     The following table provides information, with respect to the named executive officers, concerning unexercised stock options held by them at December 31, 2004. None of the named executive officers exercised any stock options during 2004.

AGGREGATED FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying				Value of Unexercised
	Unexercised Options at Fiscal				In-The-Money Options
	Year End				at Fiscal Year End ($) (1)
Name	Exercisable		Unexercisable		Exercisable	Unexercisable
Frederick W. Field	302,370		0		$0	$0
Jonathan V. Diamond	259,659		0		0	0
Robert N. Weingarten	30,000	(2)	90,000	(2)	0	0

(1)	Based on December 31, 2004 closing stock price of $0.26 per share.

(2)	The option vests and becomes exercisable in a series of 36 successive equal monthly installments upon optionee’s completion of each month of service measured from March 29, 2004.

Employment Contracts, Termination of Employment and Change in Control Arrangements

     ARTISTdirect has entered into employment agreements with its current and former executive officers as follows:

Frederick W. Field

     In May 2001, ARTISTdirect entered into an employment agreement and stock option agreements with Frederick W. Field to serve as Chairman of the Board and Chief Executive Officer. The employment agreement generally provided for the following:

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

     ARTISTdirect also granted Mr. Field three non-plan, non-qualified stock options to purchase 444,480 shares of common stock at an exercise price of $7.50 per share, under the following stock option agreements:

•	One of the stock option agreements generally provides that Mr. Field’s right to purchase 302,370 shares is immediately exercisable subject to a right of repurchase, and vests in a series of 60 successive equal monthly installments from June 29, 2001. The vesting fully accelerates upon a change of control or upon Mr. Field’s cessation of service with ARTISTdirect pursuant to an involuntary termination. An involuntary termination includes (i) ARTISTdirect’s termination of Mr. Field’s employment for reasons other than for cause, (ii) a cessation of services pursuant to Mr. Field’s permanent disability or death and (iii) Mr. Field’s voluntary resignation for good reason, as set forth in the employment agreement. Permanent disability exists if Mr. Field becomes unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that is expected to result in death or has lasted or can be expected to last for a continuous period of at least 12 months. In addition, if Mr. Field terminates his employment upon written notice in connection with the commencement of any arbitration proceeding to determine whether or not his employment with ARTISTdirect Records may be terminated for cause and Mr. Field remains employed at ARTISTdirect Records because the arbitrator determined that ARTISTdirect Records was not entitled to terminate Mr. Field’s employment for cause, then 50% of the then unvested option shares will automatically accelerate so that they are immediately fully vested and exercisable.

•	A second stock option agreement generally provides that Mr. Field’s right to purchase 75,588 shares vests and becomes exercisable upon the occurrence prior to June 29, 2004 of any one of the following events: (i) the 30-day average closing sale price of ARTISTdirect’s common stock or the consideration paid per share in an acquisition of ARTISTdirect reaches a minimum of $35.00 per share; (ii) ARTISTdirect’s common stock is re-listed on The Nasdaq National Market following a delisting; (iii) a change of control occurs; or (iv) Mr. Field’s service with ARTISTdirect ceases pursuant to an involuntary termination. If none of the foregoing events occurs by June 29, 2004, then the option will terminate and none of the option shares subject to the second stock option agreement will vest or become exercisable by Mr. Field. This option terminated on June 29, 2004

•	The third stock option agreement generally provides that Mr. Field’s right to purchase 66,522 shares vests and becomes exercisable upon the occurrence prior to June 29, 2004 of any one of the following events: (i) the 30-day average closing sale price of ARTISTdirect’s common stock or the consideration paid per share in an acquisition of ARTISTdirect reaches a minimum of $70.00 per share; (ii) ARTISTdirect’s common stock is re-listed on The Nasdaq National Market following a delisting; (iii) a change of control occurs; or (iv) Mr. Field’s service with ARTISTdirect ceases pursuant to an involuntary termination. If none of the foregoing events occurs by June 29, 2004, then the option will terminate and none of the option shares subject to the third option agreement will vest or become exercisable by Mr. Field. This option terminated on June 29, 2004.

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

     As described below, Mr. Diamond replaced Mr. Field as Chief Executive Officer of the Company effective September 29, 2003.

Jonathan V. Diamond

     Effective September 29, 2003, the Company entered into an employment agreement with Jonathan V. Diamond to serve as the Company’s President and Chief Executive Officer through August 15, 2006, which provided for the following:

•	Mr. Diamond will be paid an annual salary of $185,000 and a discretionary bonus of up to $50,000 and a formula-based bonus of up to $50,000 determined by the Board of Directors, pro rated for any partial fiscal year. Mr. Diamond also received a signing bonus of $4,315 and a car allowance of $650 per month.

•	The agreement provided for the payment of salary for eighteen months after the date of termination (or, if a shorter period, the remaining term under his employment agreement) and full vesting of his stock option if the termination was:

(1)	other than due to a disability,

(2)	other than for “cause,” such as the commission of a felony, material dishonesty against ARTISTdirect, or gross negligence in the performance of duties,

(3)	other than due to Mr. Diamond’s death, or

(4)	for “good reason,” such as an adverse change of duties, a reassignment of location, or a material breach of ARTISTdirect’s obligations to Mr. Diamond.

•	The agreement also provided that if Mr. Diamond’s employment was terminated for cause or disability, or he resigned for other than good reason, he would be prohibited, for a period of the later of one year after the early termination of his employment, or the expiration of the term of his employment agreement, from attempting to hire any ARTISTdirect employees.

•	Mr. Diamond also received a stock option to purchase 259,659 shares of common stock exercisable until August 15, 2010 at $0.85 per share, the approximate fair market value of the stock at such time. Upon the termination of Mr. Diamond’s employment with the Company prior to the expiration of his employment agreement, 75% of the common stock underlying the option is subject to a repurchase right by the Company at $0.85 per share. The repurchase right lapses in three equal annual installments such that it will have lapsed in its entirety on the third anniversary of Mr. Diamond’s employment by the Company. .

Keith Yokomoto

     Effective December 31, 2003, Keith Yokomoto, the Company’s former President and Chief Operating Officer, entered into a Termination Agreement and Mutual General Release. Mr. Yokomoto subsequently resigned as a director of the Company on October 22, 2004. Mr. Yokomoto’s July 2001 employment agreement, which had an initial term extending through June 30, 2006, provided for an annual salary of $500,000 plus certain benefits, and a commencement advance of $300,000, representing a pre-payment of $60,000 against any monies that would otherwise become payable to Mr. Yokomoto under the Company’s executive performance bonus pool for each year of the initial five-year term of the employment agreement. The employment agreement also provided that under certain conditions, Mr. Yokomoto would receive a payment of $350,000 plus one year’s salary upon the termination of his employment with the Company. In consideration for Mr. Yokomoto terminating his employment agreement as an officer of the Company effective as of December 31, 2003 and waiving all rights to $1.25 million of remaining compensation under the employment agreement, the Company paid Mr. Yokomoto his accrued but unpaid salary at the rate of $500,000 per year through December 31, 2003 aggregating $412,847 and his accrued but unused vacation pay through December 31, 2003 aggregating $76,924, and Mr. Yokomoto repaid the Company the unearned portion of the commencement advance of $150,000.

     Effective January 1, 2004, the Company entered into a one-year consulting agreement with Mr. Yokomoto that provided for total compensation of $120,000. Effective January 9, 2004, the Company also issued to Mr. Yokomoto two non-qualified stock options to purchase 10,000 shares and 50,000 shares exercisable at $0.50 per share, which was not less than the fair market value on the date of grant, through January 9, 2011. The option for 10,000 shares was immediately vested upon issuance. The option for 50,000 shares was scheduled to vest in increments of 10,000 shares on February 1, 2004, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, based on the accomplishment of certain milestones by each respective date, which were not attained. Accordingly, the option for 50,000 shares did not vest and thus expired.

Marc Geiger

     Effective May 31, 2003, Marc P. Geiger, the Company’s former Vice Chairman of the Board of Directors and President — Artist Services, resigned as an officer of the Company. Mr. Geiger subsequently resigned as a director of the Company on October 18, 2004. Mr. Geiger’s July 2001 amended employment agreement, which had an initial term extending through June 30, 2006, provided for an annual salary of $500,000 plus certain benefits. The amended employment agreement also provided that under certain conditions, Mr. Geiger would receive a payment of $1,000,000 plus one year’s salary upon the termination of his employment with the Company. In February 2001, the Company loaned Mr. Geiger $150,000, with interest at 7%. The term of the loan was initially one year, but was extended in September 2001 to five years commensurate with the amendment of Mr. Geiger’s employment agreement in July 2001. Mr. Geiger was obligated to repay the loan in five equal annual principal payments of $30,000, along with accrued interest to date, beginning in September 2002. In consideration for Mr. Geiger terminating his employment agreement effective as of the date of his resignation as an officer and waiving all rights to compensation under the employment agreement, the Company paid Mr. Geiger his accrued compensation and benefits of approximately $184,000, and Mr. Geiger repaid the $150,000 loan plus accrued interest to the Company.

Nicholas Turner

     Effective January 1, 2005, the Company entered into a one-year consulting agreement with Nicholas Turner to serve as the Company’s Executive Vice President with a base annual salary of $120,000 per year plus certain benefits. In conjunction with the consulting agreement, the Company granted Mr. Turner a non-plan, non-qualified stock option to purchase 92,000 shares of common stock at an exercise price of $0.79 per share, which was the approximate fair market value of the common stock on the date of grant, vesting monthly over a period of two years.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors consisted of Mr. Krupa and Mr. Moody, who each resigned from the Board of Directors effective October 18, 2004. Neither of these individuals was an officer or employee of the Company at any time during 2003 or 2004. Since that date, the full board has been acting in lieu of committees until new board committees are formed, which is expected to occur sometime in 2005. Mr. Diamond and Mr. Weingarten are also executive officers of YouthStream Media Networks, Inc., a publicly-traded company. No current executive officer of the Company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Director Compensation

     Directors who are not employees of ARTISTdirect do not currently receive any cash compensation from ARTISTdirect for their service as members of our Board of Directors or any Board committee. However, directors are reimbursed for all reasonable travel and out-of-pocket expenses incurred by them in attending Board and committee meetings. All directors are eligible to participate in the ARTISTdirect 1999 Employee Stock Option Plan.

Meetings and Committees of the Board of Directors

     The Board of Directors held two meetings during the year ended December 31, 2004; all other matters were handled by unanimous written consent. The Board of Directors had an Audit Committee and a Compensation Committee until certain Directors resigned in October 2004. Since that time, the full board has been acting in lieu of committees until new board committees are formed, which is expected to occur sometime in 2005.

     Each Director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board of Directors on which such Director served during the year ended December 31, 2004.

Compensation Committee

     The Compensation Committee reviews and approves the compensation and benefits of our key executive officers, administers our employee benefit plans and makes recommendations to the Board of Directors regarding such matters. The Compensation Committee held four meetings during the year ended December 31, 2004.

Audit Committee

     The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of the auditors, services provided by the auditors and the Company’s accounting practices.

     The Audit Committee held two meetings during the year ended December 31, 2004. Since there was substantial turnover in the composition of the Company’s Board of Directors in late 2004, an Audit Committee had not been formed at December 31, 2004, and an “audit committee financial expert” had therefore not been designated. The Company will seek to add a person to its Board of Directors in 2005 qualified to serve as an “audit committee financial expert”.

Long-Term Incentive Plans

     The Company does not have any long-term incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to ARTISTdirect with respect to the beneficial ownership of ARTISTdirect’s common stock as of March 22, 2005 by (i) all persons who are beneficial owners of five percent (5%) or more of ARTISTdirect’s common stock, (ii) each current director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation section of this Form 10-K and (iv) all current directors and executive officers as a group. As of March 29, 2005, there were 3,502,117 shares of common stock outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

		Percentage
	Shares	of Shares
	Beneficially	Beneficially
Beneficial Owner	Owned	Owned (1)
Entities affiliated with Constellation Venture Capital, L.P. (2) 575 Lexington Avenue New York, New York 10022	275,113	7.9%
Universal Music Group, Inc. 2220 Colorado Avenue Santa Monica, California 90404	312,500	8.9%

		Percentage
	Shares	of Shares
	Beneficially	Beneficially
Beneficial Owner	Owned	Owned (1)
Donald P. Muller c/o Creative Artists Agency 9830 Wilshire Boulevard Beverly Hills, California 90212	329,177	9.4%
Rick Rubin c/o Alan S. Halfon & Company 9595 Wilshire Boulevard, Suite 505 Beverly Hills, California 90212	362,022	10.3%
Coghill Capital Management, L.L.C. One North Wacker Drive, Suite 4725 Chicago, Illinois 60606	263,165	7.5%
Marc P. Geiger	337,740	9.6%
Keith K. Yokomoto (3)	188,905	5.3%
Frederick W. Field (4)	394,374	10.1%
Jonathan V. Diamond (5)	283,943	7.5%
Robert N. Weingarten (5)	52,778	1.5%
Teymour Boutros-Ghali (4)	92,000	2.6%
Eric Pulier (4)	92,000	2.6%
Dimitri Villard (4)	92,000	2.6%
Nicholas Turner (5)	19,167	0.5%
All current directors and executive officers as a group (6 persons) (6)	1,026,262	22.7%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 29, 2005 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of ARTISTdirect, Inc., 10900 Wilshire Boulevard, Suite 1400, Los Angeles, California, 90024. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of ARTISTdirect common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership is based on 3,502,117 shares of common stock issued and outstanding as of March 29, 2005, and reflects a one-for-ten reverse stock split effected in July 2001.

(2)	Consists of (a) 226,379 shares held by Constellation Venture Capital, L.P. and (b) 48,734 shares held by Constellation Ventures (BVI), Inc. One of ARTISTdirect’s former directors, Clifford Friedman, is President and Chief Executive Officer of Constellation Ventures (BVI), Inc. and a member of Constellation Ventures Management, LLC, the general partner of Constellation Venture Capital, L.P. As such, Mr. Friedman may be deemed to exercise voting and investment power over such shares. Mr. Friedman disclaims beneficial ownership of such shares, except to the extent of his proportionate interest therein.

(3)	Includes (a) 37,102 shares held by Mr. Yokomoto as trustee of the Geiger Children’s Trust, (b) 37,102 shares held by Mr. Yokomoto as trustee of the Muller Children’s Trust and (c) 10,000 shares subject to immediately exercisable options. Mr. Yokomoto has sole voting and dispositive power over these shares. Mr. Yokomoto disclaims beneficial ownership of these shares.

(4)	Consists of shares subject to immediately exercisable options.

(5)	Consists of shares subject to options exercisable within 60 days of March 29, 2005.

(6)	Includes the information set forth in Notes 4 and 5 above.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by ARTISTdirect in connection with mergers and acquisitions of the companies that originally granted those options.

				C
	A		B	Number of Securities Remaining
	Number of Securities to be		Weighted Average	Available for Future Issuance
	Issued Upon Exercise of		Exercise Price of Outstanding	Under Equity Compensation
	Outstanding Options,		Options, Warrants	Plans (Excluding Securities
	Warrants and Rights		and Rights	Reflected in Column A)
Equity Compensation Plans Approved by Shareholders (1)	302,370	(3)	$7.50	137,831	(4)
Equity Compensation Plans Not Approved by Shareholders (2)	550,223		$15.15	2,289,998	(5)
Total	852,593		$12.44	2,427,829

(1)	Consists solely of the 1999 Employee Stock Purchase Plan and the stock options granted to our Chairman and former Chief Executive Officer, Frederick W. Field, as part of an individual compensation arrangement in connection with his initial employment agreement with ARTISTdirect.

(2)	Consists solely of the 1999 Employee Stock Option Plan, the 1999 Artist Stock Option Plan, the 1999 Artist and Artist Advisor Stock Option Plan, the 2004 Consultant Stock Plan and the non-plan stock options granted to our current Chief Executive Officer, Jonathan V. Diamond, and our current Chief Financial Officer, Robert N. Weingarten, as part of their individual compensation arrangements with ARTISTdirect.

(3)	Excludes purchase rights accruing under ARTISTdirect’s 1999 Employee Stock Purchase Plan (see “1999 Employee Stock Purchase Plan” below). Under this plan, each eligible employee may purchase up to 75 shares of common stock at semi-annual intervals on the last business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the fair market value per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the fair market value per share on the semi-annual purchase date.

(4)	Consists of shares available for future issuance under the 1999 Employee Stock Purchase Plan. As of December 31, 2004, an aggregate of 137,831 shares of common stock were available for issuance under the 1999 Employee Stock Purchase Plan. The number of shares of common stock available for issuance under the 1999 Employee Stock Purchase Plan increases on the first trading day of January each calendar year by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event will any such annual increase exceed 25,000 shares of common stock.

(5)	Consists of shares available for future issuance under the 1999 Employee Stock Option Plan, the 1999 Artist Stock Option Plan and the 1999 Artist and Artist Advisor Stock Option Plan. As of December 31, 2004, an aggregate of 829,308 shares of common stock were available for issuance under the 1999 Employee Stock Option Plan, 666,588 shares of common stock were available for issuance under the 1999 Artist Stock Option Plan and 294,102 shares of common stock were available for issuance under the 1999 Artist and Artist Advisor Stock Option Plan. The number of shares of common stock available for issuance under each of the 1999 Employee Stock Option Plan and the 1999 Artist Stock Option Plan automatically increases on the first trading day of January each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event will any such annual increase exceed 87,500 shares of common stock. The number of shares of common stock available for issuance under the 1999 Artist and Artist Advisor Stock Option Plan automatically increases on the first trading day of January each calendar year by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day of December in the immediately preceding calendar year, but in no event will any such annual increase exceed 37,500 shares of common stock. We do not intend to grant further options under the 1999 Artist Stock Option Plan or the 1999 Artist and Artist Advisor Stock Option Plan.

2004 Consultant Stock Plan

     Effective September 29, 2004, the Company’s Board of Directors adopted the ARTISTdirect, Inc. 2004 Consultant Stock Plan (the “Consultant Plan”) in order for the Company to be able to compensate consultants, at the option of the Company, who provide bona fide services to the Company not in connection with capital raising or promotion of the Company’s securities. The Consultant Plan will expire on September 29, 2014, and provides for the issuance of up to 500,000 shares of common stock to consultants at fair market value. On January 13, 2005, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the 500,000 shares of common stock for future issuance under the Consultant Plan. As of December 31, 2004, no shares had been issued under the Consultant Plan.

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

     The 1999 Employee Stock Option Plan is a non-shareholder approved plan under which options may be granted to employees, non-employee members of our Board of Directors, and consultants and other independent advisors in our employ or service. The number of shares of common stock issuable over the term of the 1999 Employee Stock Option Plan was initially 650,000 shares and increased by 69,235 shares and 70,042 shares on January 1, 2003 and 2004, respectively, for a total of 940,462 shares on December 31, 2004 (subject to adjustment for certain changes in our capital structure). The share reserve will automatically increase on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of our common stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 87,500 shares.

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

     The 1999 Artist Stock Option Plan is a non-shareholder approved plan under which options were granted to performing artists who provided products and services through the ARTISTchannel web-sites we operate and maintain for them pursuant to ARTISTchannel agreements. The number of shares of common stock issuable over the term of the 1999 Artist Stock Option Plan was initially 400,000 shares and increased by 69,235 shares and 70,042 shares on January 1, 2003 and 2004, respectively, for a total of 690,462 shares as of December 31, 2004 (subject to adjustment for certain changes in our capital structure). The share reserve will automatically increase on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of our common stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 87,500 shares.

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

     The 1999 Artist and Artist Advisor Stock Option Plan is a non-shareholder approved plan under which options were granted to performing artists and their attorneys, business managers, agents and other advisors who provided services to us. The number of shares of common stock issuable over the term of the 1999 Artist and Artist Advisor Stock Option Plan was initially 185,000 shares and increased by 34,617 shares and 35,021 shares on January 1, 2003 and 2004, respectively to a total of 329,638 shares as of December 31, 2004 (subject to adjustment for certain changes in our capital structure). The share reserve will automatically increase on the first trading day in January each calendar year by an amount equal to 1% of the total number of shares of our common stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 37,500 shares.

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

1999 Employee Stock Purchase Plan

     In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan that initially reserved 50,000 shares of common stock for issuance under this plan. This plan was approved by the Company’s shareholders. As of December 31, 2004, this plan currently had reserved for issuance 150,000 shares, of which 137,831 shares remained available for future issuances. This share reserve automatically increases on the first trading day in January each calendar year, by an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 25,000 shares. Terms of the plan permit eligible employees to purchase common stock through payroll deduction of up to 15% of each employee’s compensation. The accumulated deductions are applied to the purchase of shares on each semi-annual purchase date at a purchase price per share equal to 85% of the fair market value per share on the participant’s entry date into the offering period or the semi-annual purchase date, whichever is lower. Pursuant to the provisions of APB No. 25, shares issued to employees under this plan are considered non-compensatory. During the years ended December 31, 2000, 2001, 2002, 2003 and 2004, 6,758 shares, 3,902 shares, 1,134 shares, 375 shares and 0 shares, respectively, were issued under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Sale of ARTISTdirect Recordings to Radar Records Holdings

     Effective as of December 31, 2004, ARTISTdirect, Inc. (“ADI”), entered into a Transfer Agreement with ARTISTdirect Recordings, Inc., a Delaware corporation and a wholly-owned subsidiary of ADI (“ARTISTdirect Recordings”), and Radar Records Holdings, Inc. (“Radar Records”), a Delaware corporation wholly-owned by ADI’s Chairman, Frederick W. Field, pursuant to which ADI was obligated to sell its common stock in ARTISTdirect Recordings to Radar Records for $115,000 in cash. ARTISTdirect Recordings owned a 65% membership interest in ARTISTdirect Records, LLC (“ARTISTdirect Records”).

     On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant the Transfer Agreement, as a result of which ADI no longer had any equity or other economic interest in ARTISTdirect Records, and Radar Records became the owner of a majority of the membership interests in ARTISTdirect Records and also acquired the receivable reflecting the $33.0 million of loan advances previously provided to ARTISTdirect Records by ADI. In conjunction with this transaction, at February 28, 2005, ADI wrote-off the intercompany balance due from ARTISTdirect Records ($80,000 at December 31, 2004), which was eliminated in consolidation. Radar Records acquired the common stock of ARTISTdirect Recordings subject to the rights of BMG. Radar Records also agreed to offer to investors who had provided bridge funding to ARTISTdirect Records, excluding Frederick W. Field and entities related or controlled by him, the right to acquire proportional shares (based on the amount of bridge funding made by each bridge investor in ARTISTdirect Records) of the common stock of ARTISTdirect Recordings on the same terms and conditions as set forth in the Transfer Agreement.

     Bridge Notes Payable

     As of December 31, 2003 and 2004, ARTISTdirect Records had outstanding loans of $898,000 and $3.676 million, respectively, due to Ted Field and $1.150 million of loans due to outside investors (including $100,000 from Jonathan V. Diamond, the Company’s President and Chief Executive Officer). The total loans of $4.825 million at December 31, 2004 were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and are convertible into new preferred equity of ARTISTdirect Records as part of its next equity financing. The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect.

     Sub-lease with Company Owned by Frederick W. Field

     During 2003, the Company relocated its administrative offices to an office leased by Radar Pictures, Inc., a company owned by Frederick W. Field. The Company sub-leases these offices on a month-to-month basis. During the years ended December 31, 2003 and 2004, the Company accrued $56,000 and $168,000, respectively, to Radar Pictures, Inc. as rent and facilities usage expense. The Company paid Radar Pictures, Inc. the accrued rent through December 31, 2004 of $224,000 on February 28, 2005.

     Termination Agreements

     During the year ended December 31, 2003, we entered into agreements with Keith Yokomoto and Marc Geiger to terminate their positions as officers of the Company. See the section above titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for information on these agreements.

     Yokomoto Consulting Agreement.

     On January 1, 2004, we entered into a consulting agreement with Keith Yokomoto, a former director, to provide services on a part-time basis for the year ended December 31, 2004. See the section above titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for information on this agreement.

     Diamond Employment Agreement

     In September 2003, we entered into an employment agreement with Jonathan Diamond in connection with his appointment as our chief executive officer. See the section above titled “Employment Contracts, Termination of Employment and Change in Control Arrangements” for information on this agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     KPMG LLP was the Company’s independent registered public accounting firm for the year ended December 31, 2002 and for the interim period ended September 30, 2003. Gumbiner Savett Inc. was the Company’s independent registered public accounting firm for the years ended December 31, 2003 and 2004. A summary of payments to such accounting firms during the years ended December 31, 2003 and 2004 is as follows:

Years Ended December 31,	Audit Fees		Audit-Related Fees	Tax Fees		All Other Fees
2003:
KPMG LLP	$42,000	(1)	$—	$24,250	(2)	$—
Gumbiner Savett Inc.	—		—	—		—

2004:
KPMG LLP	16,000	(1)	1,800	—		—
Gumbiner Savett Inc.	159,395	(1)	—	25,730	(2)	7,255	(3)

(1) Includes services rendered with respect to the annual audited financial statements and interim quarterly reviews for the Company and ARTISTdirect Records, LLC.

(2) Consists of the preparation of federal and state corporate income tax returns for the Company and federal and state partnership income tax returns for ARTISTdirect Records, LLC.

(3) Consists of tax advisory services relating to local property and sales tax issues and to the Company’s federal net operating loss carryforward.

Pre-Approval Policies and Procedures:

     The Audit Committee meets periodically to review and approve the scope of the services to be provided to us by our independent registered public accounting firm, as well to review and discuss any issues that may arise during an engagement. The Audit Committee considers various issues with respect to the services to be provided by our independent registered public accounting firm, including the complexity of any engagement, its expected cost, the knowledge and expertise of the independent registered public accounting firm’s staff, any complex or unusual accounting or disclosure issues, new accounting pronouncements, and the capability and adequacy of our financial staff and financial reporting systems.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (1) FINANCIAL STATEMENTS

ARTISTdirect, Inc. and Subsidiaries Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm
Gumbiner Savett Inc.
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

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

ARTISTDIRECT, INC.
(Registrant)

Date: May 13 , 2005	By:	/s/ Jonathan V. Diamond

Jonathan V. Diamond
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick W. Field	Chairman of the Board of Directors	May 13, 2005

Frederick W. Field

/s/ Jonathan V. Diamond	President, Chief Executive Officer and Director	May 13, 2005

Jonathan V. Diamond

/s/ Robert N. Weingarten	Chief Financial Officer	May 13, 2005

Robert N. Weingarten

/s/ Eric Pulier	Director	May 13, 2005

Eric Pulier

/s/ Teymour Boutros-Ghali	Director	May 13, 2005

Teymour Boutros-Ghali

/s/ Dimitri Villard	Director	May 13, 2005

Dimitri Villard

/s/ Nicholas Turner	Executive Vice President	May 13, 2005

Nicholas Turner

ARTISTDIRECT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ARTISTdirect, Inc.

We have audited the accompanying consolidated balance sheets of ARTISTdirect, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2004 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARTISTdirect, Inc. and subsidiaries as of December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, as of December 31, 2003, the Company changed its method of accounting for its investment in its record label joint venture, ARTISTdirect Records, LLC.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred substantial operating losses and negative cash flows from operations to date. As of December 31, 2004, the Company has a net working capital deficiency of $18,438,000 and stockholders’ deficiency of $20,259,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GUMBINER SAVETT INC.

Santa Monica, California
March 1, 2005

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$719	$1,156
Restricted cash	350	175
Short-term investments	1,022	—
Accounts receivable, net	287	751
Prepaid expenses and other current assets	289	196
Assets of discontinued operations	57	16

Total current assets	2,724	2,294

Property and equipment, net	267	99
Other non-current assets	15	20

	$3,006	$2,413

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$215	$538
Accrued expenses	1,022	1,274
Liabilities of discontinued operations	17,402	18,920

Total current liabilities	18,639	20,732

Minority interest – discontinued operations	1,312	1,940

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.01 par value - Authorized - 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.01 par value - Authorized - 15,000,000 shares Issued - 3,825,019 shares Outstanding - 3,502,117 shares	38	38
Treasury stock, 322,902 shares, at cost	(3,442)	(3,442)
Additional paid-in-capital	209,128	209,135
Accumulated deficit	(222,679)	(225,990)
Unrealized gain on available for sale investments	10	—

Total stockholders’ deficiency	(16,945)	(20,259)

	$3,006	$2,413

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	Years Ended December 31,
	2002	2003	2004
Net revenue:
E-commerce	$4,713	$3,459	$2,994
Media	924	1,173	2,149

Total net revenue	5,637	4,632	5,143

Cost of revenue:
Direct cost of product sales	3,593	2,552	3,034
Other cost of revenue	2,738	1,034	518
Stock-based compensation	3,084	33	—

Total cost of revenue	9,415	3,619	3,552

Gross profit (loss)	(3,778)	1,013	1,591

Operating expenses:
Web-site development	53	5	—
Sales and marketing	1,760	410	167
General and administrative	7,323	4,134	2,676
Provision for doubtful accounts	42	83	110
Stock-based compensation	1,897	527	7
Depreciation and amortization	2,814	1,014	223
Loss from impairment of goodwill	788	—	—
Loss from sale and abandonment of property and equipment	—	2,225	—

Total operating costs	14,677	8,398	3,183

Loss from operations	(18,455)	(7,385)	(1,592)
Loss from equity investment	(16)	(64)	—
Interest income, net	748	146	29
Forgiveness of debt by officer	—	411	—
Gain from sale of tradename	—	—	500

Loss from continuing operations	(17,723)	(6,892)	(1,063)

Income (loss) from discontinued operations:
Agency business	147	—	—
iMusic record label	(1,380)	(298)	(137)
ARTISTdirect Records, LLC	—	—	(2,111)
Equity investment in ARTISTdirect Records, LLC	(29,236)	(9,256)	––

Loss from discontinued operations	(30,469)	(9,554)	(2,248)

Loss before cumulative effect of change in accounting principles	(48,192)	(16,446)	(3,311)
Cumulative effect of consolidation of ARTISTdirect Records, LLC	––	(5,255)	—

Net loss	$(48,192)	$(21,701)	$(3,311)

Net loss per common share — basic and diluted:
From continuing operations	$(5.12)	$(1.99)	$(0.30)
From discontinued operations	(8.80)	(2.76)	(0.64)
From cumulative effect of consolidation of ARTISTdirect Records, LLC	––	(1.52)	—

Net loss	$(13.92)	$(6.27)	$(0.94)

Weighted average number of common shares outstanding – basic and diluted	3,461,057	3,461,992	3,502,117

Pro forma amounts, assuming the consolidation of ARTISTdirect Records, LLC was applied retroactively:
Loss from continuing operations	$(17,723)	$(6,892)
Loss from discontinued operations	(34,236)	(11,042)

Net loss	$(51,959)	$(17,934)

Net loss per common share — basic and diluted:
From continuing operations	$(5.12)	$(1.99)
From discontinued operations	(9.89)	(3.19)

Net loss	$(15.01)	$(5.18)

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Years Ended December 31,
	2002	2003	2004
Net loss	$(48,192)	$(21,701)	$(3,311)
Other comprehensive loss:
Unrealized loss on available for sale securities	(78)	(58)	(10)

Comprehensive loss	$(48,270)	$(21,759)	$(3,321)

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

				Additional
	Common Stock		Treasury	Paid-In
	Shares	Amount	Stock	Capital
Balance at January 1, 2002	3,460,608	$38	$(3,442)	$208,173
Issuance of options/warrants	––	––	––	31
Amortization of unearned compensation	––	––	––	––
Issuance of securities for employee stock purchase plan	1,134	––	––	4
Unrealized loss on available for sale investments	––	––	––	––
Net loss	––	––	––	––

Balance at December 31, 2002	3,461,742	38	(3,442)	208,208
Issuance of warrants for legal settlement	––	––	––	100
Issuance of common stock for services	40,000	––	––	20
Amortization of unearned compensation	––	––	––	––
Issuance of securities for employee stock purchase plan	375	––	––	––
Unrealized loss on available for sale securities	––	––	––	––
Adjustment resulting from change to consolidation from equity accounting for ARTISTdirect Records, LLC effective December 31, 2003	––	––	––	800
Net loss

Balance at December 31, 2003	3,502,117	38	(3,442)	209,128
Unrealized loss on available for sale securities	—	—	—	—
Issuance of warrants as settlement and for services rendered	—	—	—	7
Net loss	—	—	—	—

Balance at December 31, 2004	3,502,117	$38	$(3,442)	$209,135

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Unrealized
			Gain (Loss)	Total
			on Available	Stockholders’
	Unearned	Accumulated	for Sale	Equity
	Compensation	Deficit	Securities	(Deficiency)
Balance at January 1, 2002	$(745)	$(152,786)	$146	$51,384
Issuance of options/warrants	(31)	––	––	––
Amortization of unearned compensation	336	––	––	336
Issuance of securities for employee stock purchase plan	––	––	––	4
Unrealized loss on available for sale investments	––	––	(78)	(78)
Net loss		(48,192)		(48,192)

Balance at December 31, 2002	(440)	(200,978)	68	3,454
Issuance of warrants for legal settlement	––	––	––	100
Issuance of common stock for services	––	––	––	20
Amortization of unearned compensation	440	––	––	440
Issuance of securities for employee stock purchase plan	––	––	––	––
Unrealized loss on available for sale securities	––	––	(58)	(58)
Adjustment resulting from change to consolidation from equity accounting for ARTISTdirect Records, LLC effective December 31, 2003	––	––	––	800
Net loss		(21,701)		(21,701)

Balance at December 31, 2003	––	(222,679)	10	(16,945)
Unrealized loss on available for sale securities	—	—	(10)	(10)
Issuance of warrants as settlement and for services rendered	—	—	—	7
Net loss	—	(3,311)	—	(3,311)

Balance at December 31, 2004	$—	$(225,990)	$—	$(20,259)

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net loss	$(48,192)	$(21,701)	$(3,311)
Loss from discontinued operations	1,233	298	2,248
Loss from equity investment in ARTISTdirect Records, LLC	29,236	9,256	—
Cumulative effect of consolidation of ARTISTdirect Records, LLC	—	5,255	—

Loss from continuing operations	(17,723)	(6,892)	(1,063)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	2,814	1,014	223
Loss from equity investment	16	64	—
Forgiveness of debt by officer	––	(411)	—
Loss from impairment of goodwill	788	—	––
Loss from sale and abandonment of property and equipment	—	2,225	—
Provision for doubtful accounts and sales returns	63	89	110
Stock-based compensation	4,981	560	7
Adjustment as a result of reclassification of assets and liabilities of ARTISTdirect, LLC to assets and liabilities of discontinued operations held for disposal	—	(7)	9
Changes in operating assets and liabilities, net of effects from consolidation of ARTISTdirect Records, LLC:
(Increase) decrease in -
Accounts receivable	(90)	(526)	(574)
Prepaid expenses and other current assets	360	882	93
Other assets	(390)	380	(5)
Increase (decrease) in -
Accounts payable, accrued expenses and other liabilities	(1,043)	(2,373)	575
Deferred revenue	108	(144)	—

Net cash used in continuing operations	(10,116)	(5,139)	(625)
Net cash used in discontinued operations	(1,045)	(284)	(2,848)

Net cash used in operating activities	(11,161)	(5,423)	(3,473)

Cash flows from investing activities:
Purchases of property and equipment	(381)	—	(55)
Proceeds from sales of equipment	15	123	—
Sale/maturity of short-term investments, net	12,316	5,045	1,012
Investment in and advances to ARTISTdirect Records, LLC	(25,000)	(2,750)	—
Sale of equity interest in ARTISTdirect Records, LLC	250	—	––
Consolidation of ARTISTdirect Records, LLC	––	7	—

Net cash provided by (used in) investing activities	(12,800)	2,425	957

Cash flows from financing activities:
Decrease in restricted cash	851	1,807	175
Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC	—	—	2,778
Proceeds from employee stock purchase plan	4	—	––

Net cash provided by financing activities	855	1,807	2,953

Cash and cash equivalents:
Net increase (decrease)	(23,106)	(1,191)	437
Balance at beginning of year	25,016	1,910	719

Balance at end of year	$1,910	$719	$1,156

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$—	$––	$––

Income taxes	$––	$––	$––

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

1. BASIS OF PRESENTATION

     ORGANIZATION

     ARTISTdirect, Inc., a Delaware corporation (“ADI”), was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC. The merger was only a change in the form of ownership of ADI. ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996. ARTISTdirect, LLC has a 99% ownership interest in ARTISTdirect Agency LLC, Kneeling Elephant Records, LLC and ARTISTdirect New Media, LLC, all of which are currently inactive, and consolidated their results since inception.

     On May 31, 2001, the Company, through its wholly-owned subsidiary, ARTISTdirect Recordings, Inc., a Delaware corporation (“ARTISTdirect Recordings”), entered into an agreement to acquire a 50% equity interest in a co-venture with Radar Records Holdings, LLC (“Radar Records”), an entity owned by Frederick W. (Ted) Field, the Company’s Chairman, to form a new record label, ARTISTdirect Records, LLC (“ARTISTdirect Records”). This transaction became effective as of June 29, 2001. In April 2002, ADI’s ownership position in ARTISTdirect Records decreased to 45% as a result of a sale of a 5% interest to BMG (see Note 9). However, ADI’s ownership position increased to 65% during 2002, as a result of ADI’s agreement to accelerate its funding commitment to ARTISTdirect Records in 2002 (see Note 9).

     On February 28, 2005, the Company completed the sale all of its interest in ARTISTdirect Recordings to Radar Records (see Note 10). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has determined that it complied with the provisions of SFAS No. 144 at December 31, 2004 with respect to the classification of the operations of ARTISTdirect Records as a discontinued operation. Accordingly, the Company has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004, and has restated its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records have been classified as “held for sale”.

     During December 2004, the Company discontinued the operations of its iMusic record label (see Note 13) and has therefore accounted for the operations of iMusic as a discontinued operation for all periods presented. Accordingly, the Company has restated its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003 to reflect the termination of the business operations of iMusic.

     Unless the context indicates otherwise, ARTISTdirect, Inc. and its subsidiaries are referred to herein as the “Company”.

     BUSINESS ACTIVITIES

     The Company is a music entertainment company, headquartered in Los Angeles, California, that features an online music network appealing to music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of Web-sites offering multi-media content, music news and information, community around shared music interests, music-related specialty commerce and digital music services.

     PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the consolidated accounts of ADI and its subsidiaries in which it has controlling interests. All intercompany accounts and transactions have been eliminated for all periods presented. ADI recorded 100% of the losses attributable to ARTISTdirect Records from May 31, 2001 through April 30, 2002 based on ADI’s commitment to fund 100% of ARTISTdirect’s operations during that period of time. From May 1, 2002 through December 31, 2002, ADI recorded approximately 83% of the losses of ARTISTdirect Records as a result of BMG’s equity purchase and from an assumption of a portion of ADI’s funding commitment to the record label. For the year ended December 31, 2003, ADI recorded approximately 73% of the losses of

ARTISTdirect Records. However, as ADI did not have voting or operational control, even with its majority ownership position in ARTISTdirect Records, through December 31, 2003, ADI accounted for this investment using the equity method of accounting.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. FIN 46 defines when a company should evaluate “controlling financial interest”, and thus consolidation, based on factors other than voting rights, and requires that a new “risks and rewards” model be applied in these situations. ADI adopted FIN 46 as of December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated beginning as of December 31, 2003, and the operations of ARTISTdirect Records were consolidated beginning with the year ended December 31, 2004 (see Note 9). There was no change in the operating or business relationship between ADI and ARTISTdirect Records as a result of the adoption of FIN 46.

     As a result of the sale of all of the Company’s interest in ARTISTdirect Records effective February 28, 2005 (see Note 10), ARTISTdirect Records was accounted for as a discontinued operation at December 31, 2004. Accordingly, the Company has restated its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records have been classified as “held for sale”.

     The cumulative effect of the consolidation of ARTISTdirect Records as of December 31, 2003 on prior years was to increase the loss for 2003 by $5.3 million ($1.52 per share). The consolidated financial statements for 2002 have not been restated as a result of the adoption of FIN 46. The cumulative effect of the change of $5.3 million ($1.52 per share) is shown as a one-time charge to the consolidated statement of operations for the year ended December 31, 2003.

     For the year ended December 31, 2004, ADI recorded 70% of the losses (after intercompany eliminations) of ARTISTdirect Records. Since Ted Field owns 30% of ARTISTdirect Records, 30% of the losses (after intercompany eliminations) were offset against the minority interest of Ted Field. This minority interest resulted from the beneficial conversion feature related to the Bridge Notes (see Note 12).

     STATUS OF REPORT OF PREDECESSOR ACCOUNTING FIRM

     The Company’s consolidated financial statements for the year ended December 31, 2002 were audited by the Company’s previous independent registered public accounting firm. Such accounting firm’s report dated February 14, 2003 was included in the Company’s previous Annual Reports on Form 10-K. However, the Company’s consolidated financial statements for the year ended December 31, 2002 are presented herein without an accompanying report from the accounting firm, as such firm is currently reauditing the consolidated financial statements of the Company with respect to the effect on the 2002 consolidated financial statements from the operations discontinued in 2004 (see Notes 10 and 13). When the Company receives such reissued report from its previous accounting firm, it will file it as an amendment to the Company’s 2004 Annual Report on Form 10-K.

     GOING CONCERN

     The Company has incurred losses and negative cash flows from operations in every fiscal period since inception and has an accumulated deficit of $226.0 million as of December 31, 2004. For the year ended December 31, 2004, the Company incurred a net loss of $3.3 million (including $2.2 million from discontinued operations) and negative operating cash flows of $3.5 million. As of December 31, 2004, the Company had a net working capital deficiency of $18.4 million (including liabilities of discontinued operations held for disposal of $18.9 million, almost all of which were liquidated effective February 28, 2005) and a stockholders’ deficiency of $20.3 million. Through December 31, 2003, ADI had funded substantially all of the operations of ARTISTdirect Records. Effective July 30, 2004, ADI’s remaining $12.0 million funding obligation to ARTISTdirect Records was extinguished, and effective February 28, 2005, ADI sold all of its interest in ARTISTdirect Records to Radar Records for a cash payment of $115,000.

     During 2003, the Company restructured its operations, laid off most of its staff and reduced operating costs. Subsequently, management has continued its efforts to improve and expand operations and cash flows at its online music network. However, it is uncertain whether the Company’s available cash resources will be sufficient to meet anticipated capital requirements over the next twelve months. If sufficient capital is not available, then the Company may not be able to fund its operations. To the extent that the Company is unable to obtain the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and the Company may consider a formal or informal restructuring or reorganization. The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS

     Cash equivalents consist of investments, which are readily convertible into cash and have maturities of three months or less at the time of purchase.

     RESTRICTED CASH

     As of December 31, 2003 and 2004, restricted cash consisted of a bank certificate of deposit with balances of $350,000 and $175,000, respectively, securing a bank letter of credit provided as security for charge-backs to the Company’s e-commerce credit card processor.

     SHORT-TERM INVESTMENTS

     The Company classifies its short-term investments as available-for-sale and has recorded the investments at fair value, with the difference between amortized cost and fair value being recorded as a component of stockholders’ equity (deficiency). The Company invests primarily in fixed income securities with maturities of one year or less at the time of purchase. The Company did not have any short-term investments at December 31, 2004.

     DEPRECIATION

     Depreciation is provided using the straight-line method over the following estimated useful lives as follows:

Category	Estimated Useful Life
Computer equipment and software	3 years
Furniture and fixtures	7 years

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

     The Company records amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF No. 00-10”). Pursuant to EITF No. 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the consolidated statements of operations. For the years ended December 31, 2002, 2003 and 2004, the Company recorded $1.0 million, $806,000 and $705,000, respectively, as revenue for shipping and handling fees charged to customers. For the years ended December 31, 2002, 2003 and 2004, the Company recorded $736,000, $523,000 and $434,000, respectively, of shipping and handling costs as direct cost of product sales in the consolidated statements of operations.

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

     The Company recognizes revenue for sponsorship arrangements, both online and offline, over the period during which the advertising is provided, generally on a straight-line basis. If the sponsorship arrangement is for the sponsorship of a specific event, the Company recognizes revenue when the event occurs. The Company recognizes revenue separately for each element of integrated entertainment marketing packages that offers advertisers a combination of offline concert and tour sponsorships that are supported by online banner advertising, web-page sponsorships, e-mails to the Company’s customers and custom content. The Company determines the fair value of each deliverable based on the relative fair value of the different deliverables when sold on a stand-alone basis. The Company recognizes revenue for each deliverable as the services are provided. The Company recognizes revenue for the banner impression deliverable as the banner impressions are delivered. The Company recognizes revenue for the customer e-mails when the e-mails are sent. The Company recognizes revenue for web-page sponsorships on a straight-line basis over the term of the sponsorship. The Company recognizes revenue for custom content when the content is provided to the customer. The Company recognizes revenue for event sponsorships when the event has occurred.

     Record label revenue consisted of the sale of compact discs by artists under contract to the iMusic record label in 2002, 2003 and 2004, and to ARTISTdirect Records in 2004. The Company recognized revenues upon the shipment of compact discs from its distributor to retailers and independent wholesalers and records appropriate reserves for product returns. At the time of the shipment of the product, the following criterion under Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”, had been met: the seller’s price to the buyer was substantially fixed or determinable at the date of sale; the buyer had paid the seller, or the buyer was obligated to pay the seller, and the obligation was not contingent on resale of the product; the buyer’s obligation to the seller would not have been changed in the event of theft or physical destruction or damage of the product; the buyer acquiring the product for resale had economic substance apart from that provided by the seller; the seller did not have significant obligations for future performance to directly bring about resale of the product by the buyer; and the amount of future returns could be reasonably estimated.

     The Company estimated the provision for returns on a quarterly basis by album based on the amount of time since the initial album release, the actual returns to date, the trend of sales activity (sales by the retailers and wholesalers) and the number of unsold units at retailers and wholesalers. Returns to the Company’s distributor are deemed to be returns to the Company. Returns in excess of the estimated current provision were charged to revenue.

     COST OF REVENUE

     Direct cost of product sales consists of amounts payable to artists related to e-commerce sales, which includes the cost of merchandise sold and the share of net proceeds due to artists, and online commerce transaction costs, including credit card fees, fulfillment charges and shipping costs.

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

     Other cost of revenue consists primarily of Web-site hosting and maintenance costs, online content programming costs, online advertising serving costs, record royalties payable and payroll and related expenses for staff involved with the Web-site. Stock-based compensation expense relates to non-cash charges in connection with options issued to artists and their advisors for the right to operate their stores and warrants issued to vendors. Amounts payable to artists and transaction costs are recognized upon shipment. Costs related to the Web-site are recognized immediately when incurred.

     Payroll and related expenses are recognized in the period incurred. Non-cash stock-based compensation charges are recognized over the period of the related agreements.

     ARTIST ADVANCES

     Artist advances consisted of the amounts advanced to artists in connection with the recording of their albums. In addition, included in artist advances were costs expended for producer fees, musician fees, engineering and studio costs, equipment costs, mastering and remix costs, sample clearances and artist living expenses during recording. Artist advances were typically recoupable from artist royalties earned from the sale of compact discs. The Company expensed these advances when incurred as the Company’s artists had limited or no history of album sales.

     DISCONTINUED OPERATIONS

     The Company has accounted for its former agency division as a discontinued operation in accordance with Accounting Principles Board (APB) No. 30, “Accounting for Discontinued Operations”, and recorded the net results of this business segment in a single line entitled income from discontinued operations in the consolidated statement of operations for the year ended December 31, 2002. The classification of the agency division as a discontinued operation was made prior to the initial application of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

     The Company has accounted for its iMusic record label and its interest in ARTISTdirect Records, LLC as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company has restated its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003 (see Notes 10 and 13).

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

     WEB-SITE DEVELOPMENT COSTS

     Web-site development costs consist primarily of third-party development costs and payroll and related expenses for in-house Web-site development costs incurred in the start-up and production of the Company’s content and services. These costs are expensed as incurred.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred and totaled $1.0 million, $333,000 and $0 during the years ended December 31, 2002, 2003 and 2004, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

     Prior to January 1, 2002, the Company amortized goodwill, which represents the excess of the purchase price over the net assets acquired in business acquisitions, over five years. In January 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and as a result ceased to amortize goodwill. Instead, the Company was required to perform a transitional impairment review of its goodwill as of January 1, 2002 and an annual impairment review thereafter. The Company evaluated the impact of the adoption of SFAS No. 142 and determined that no impairment charge was required upon adoption of SFAS No. 142. The impairment test was performed through comparison of the fair value of the reporting units with the carrying value of their assets. During the three months ended June 30, 2002, the Company determined that the remaining goodwill associated with the iMusic and UBL acquisitions of $788,000 was impaired due to a continuing decline in e-commerce and advertising revenues, and recorded a loss from impairment of that amount. This write-down was reflected in the Media segment operations. The fair value of the reporting unit to which the goodwill impairment related was determined based on the discounted estimated future cash flows. The discount rate used in the discounted cash flow analysis was determined based on the estimated cost of capital in the industry in which the Media segment operates. As of December 31, 2002, all goodwill and intangible assets had been written off.

     Impairment of long-lived assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.

     See Note 6 for write-downs in 2003 with respect to the Company’s property and equipment.

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

     The Company purchases a large percentage of its music-related merchandise inventory from a limited number of suppliers. The Company is subject to risk in the event that any of the suppliers is unable to fulfill its orders. However, there are a number of different suppliers who can provide such services for the Company.

     During the year ended December 31, 2003, AT&T Wireless accounted for $550,000 or 47% of total media revenue. During the year ended December 31, 2004, Google accounted for $245,000 or 12% of total media revenue. No other advertiser accounted for more than 10% of the Company’s media revenue during 2002, 2003 or 2004. There were no amounts due from AT&T Wireless at December 31, 2003. There was $34,000 due from Google at December 31, 2004.

     During the years ended December 31, 2002, 2003 and 2004, approximately 25%, 45% and 70%, respectively, of revenues from E-commerce were generated from the products related to one music merchandising entity.

     During the year ended December 31, 2004, most of the Company’s media revenues were generated by one outside sales organization which represented the Company with respect to advertising and sponsorship sales on the Company’s web-site.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments, which includes cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the short maturity of these instruments.

     The carrying amount of the bridge notes payable approximates fair value as the related effective interest rate (including the discount) approximates rates currently available to the Company.

     LIABILITY ASSOCIATED WITH INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies in which ADI’s voting interest is greater than 20% and in which ADI does not have a controlling financial interest, or in which ADI is able to exert significant influence in instances where the voting interest is less than 20%, are accounted for under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize ADI’s share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received. ADI’s share of losses is generally limited to the extent of its investment in and advances to the investee. However, ADI records losses in excess of its investment when funding commitments exist. Through December 31, 2003, ADI accounted for its investment in ARTISTdirect Records on the equity method of accounting since ADI did not have voting or operational control of the investee. ADI had committed to fund 100% of the operations of ARTISTdirect Records and recorded 100% of the losses attributable to that venture from May 31, 2001 to April 30, 2002. From May 1, 2002 to December 31, 2003, ADI’s funding commitment was reduced by the sale of 5% of the equity of ARTISTdirect Records to BMG and therefore ADI recorded only its proportionate share, based on the relative funding commitments, of the losses of ARTISTdirect Records.

     ADI has not recorded a valuation allowance for its loans to ARTISTdirect Records as the carrying amount of the loans has been reduced to zero as a result of ADI recording its share of losses of ARTISTdirect Records during the years ended December 31, 2001, 2002 and 2003.

     See Note 9 with respect to the consolidation of ARTISTdirect Records as of December 31, 2003.

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

     The calculation of diluted loss per share excludes approximately 780,000, 1,111,000 and 1,119,000 of potential common shares for the years ended December 31, 2002, 2003 and 2004, respectively, since the effect would be anti-dilutive.

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

     In addition to stock-based compensation classified as cost of revenue, stock-based compensation is comprised of sales and marketing expense of $1.9 million for the year ended December 31, 2002, and general and administrative expense of $31,000, $527,000 and $7,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

     Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in the model and the weighted average fair value of each option granted for 2002, 2003 and 2004 are as follows:

	Years Ended December 31,
	2002	2003	2004
Risk free interest rate	4.00%	3.00%	4.0%
Volatility	120%	388%	388%
Dividend yield	0%	0%	0%
Weighted average expected life (years)	5	7	7
Weighted average fair value of option	$6.13	$0.89	$0.35

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s pro forma information is as follows:

	Years Ended December 31,
	2002	2003	2004
	(in thousands,
	except for share data)
Net loss — as reported	$(48,192)	$(21,701)	$(3,311)
Add: Stock-based employee compensation expense reported in net loss	31	—	––
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards	(995)	(2,263)	(473)

Net loss — pro forma	$(49,156)	$(23,964)	$(3,784)

Net loss per share (basic and diluted):
As reported	$(13.92)	$(6.27)	$(0.94)
Pro forma	$(14.20)	$(6.92)	$(1.08)

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

     The Company’s only component of other comprehensive loss is the unrealized loss on available for sale securities, consisting of losses of $78,000, $58,000 and $10,000 for the years ended December 31, 2002, 2003 and 2004, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficiency).

     ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Some of the more significant estimates include allowances for bad debts and sales returns, impairment of long-lived assets, impairment of fixed assets, stock-based compensation and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company’s financial statement presentation and disclosures.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company’s financial statement presentation or disclosures.

4. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Significant non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Issuance/cancellation of options/warrants	$31	$—	$—
Cumulative effect of consolidation of ARTISTdirect Records, LLC:
Losses previously allocated to minority members of ARTISTdirect Records, LLC, resulting in an	––	(5,255)	—

  increase in loans payable

     The following is the adjustment resulting from the change to consolidation from equity accounting for ARTISTdirect Records, LLC effective December 31, 2003:

(in thousands)
Cash	$7
Other assets	40
Accounts payable	(901)
Accrued expenses	(1,212)
Due to ARTISTdirect, Inc.	(45)
Net liability to BMG	(8,749)
Bridge notes payable — outside investors	(755)
Bridge notes payable — minority interest	(481)
Liability associated with record label joint venture	14,208
Minority interest	(1,312)
Adjustment resulting from change to consolidation from equity accounting for ARTISTdirect Records, LLC	(800)

$––

     As a result of the consolidation of ARTISTdirect Records effective December 31, 2003, the Company recorded a credit to additional paid-in capital of $800,000, which consisted of the net 65% majority interest portion of the total debt forgiven in 2003 by the Chairman of ARTISTdirect Records of $534,000 ($822,000 x 65%), and other adjustments aggregating $266,000.

5. SHORT-TERM INVESTMENTS

     The Company’s short-term investments consist of the following:

	December 31,
	2003		2004
	Fair		Fair
	Market	Amortized	Market	Amortized
	Value	Cost	Value	Cost
	(in thousands)
United States corporate and bank debt	$1,022	$1,012	$—	$—

6. PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and consist of the following:

	December 31,
	2003	2004
	(in thousands)
Computer equipment and software	$8,679	$8,735
Furniture and fixtures	707	706

	9,386	9,441
Less accumulated depreciation	(9,119)	(9.342)

Property and equipment, net	$267	$99

     In June 2003, the Company initiated discussions with its landlord regarding the potential termination or restructuring of its office lease that had a term through April 2010. On June 24, 2003, the landlord filed a lawsuit against the Company for unlawful detainer of its premises and in July 2003 the landlord drew down the entire remaining $1.35 million letter of credit that the Company had provided as a security deposit in conjunction with the execution of the original lease. In September 2003, the Company reached an agreement to terminate its lease with the landlord. In conjunction with the termination, the Company issued to the landlord warrants to purchase 200,000 shares of the Company’s common stock exercisable at $0.50 per share through September 8, 2008. In October 2003, the legal proceedings against the Company were dismissed with prejudice. As a result, the Company recorded an expense of $429,000, comprised of $1.35 million under the letter of credit which was funded by the Company, plus $100,000 of expense related to the issuance of the warrants to the landlord, calculated pursuant to the Black-Scholes option-pricing model, offset by deferred rent obligations and other credits of $1.021 million.

     Effective June 30, 2004, the Company settled a claim by a real estate broker related to the termination of the Company’s former office lease by issuing a warrant to purchase 10,000 shares of common stock exercisable for a period of five years at $0.50 per share. The fair value of the warrant was determined to be $4,000, calculated pursuant to the Black-Scholes option-pricing model, and was charged to operations during 2004.

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

7. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RESERVE FOR SALES RETURNS

     A summary of the activity with respect to the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Balance, beginning of year	$83	$40	$88
Provision for doubtful accounts	42	83	110
Amounts charged off	(85)	(35)	(27)

Balance, end of year	$40	$88	$171

     A summary of the activity with respect to the reserve for sales returns is as follows:

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Balance, beginning of year	$11	$18	$12
Provision for sales returns	21	6	—
Amounts charged off	(14)	(12)	(12)

Balance, end of year	$18	$12	$—

8. ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

	December 31,
	2003	2004
	(in thousands)
Accrued cost of sales	$180	$239
Accrued payroll and related	78	124
Accrued professional fees	174	180
Accrued rent	56	224
Other accrued expenses	534	507

Total accrued expenses	$1,022	$1,274

9. INVESTMENT IN AND ADVANCES TO ARTISTDIRECT RECORDS, LLC

     In May 2001, ADI, through its wholly-owned subsidiary, ARTISTdirect Recordings, Inc., a Delaware corporation (“ARTISTdirect Recordings”), entered into an agreement with Radar Records Holdings, LLC (“Radar Records”), a company owned by Frederick W. (Ted) Field, to form a new record label, ARTISTdirect Records, LLC (“ARTISTdirect Records”), as a 50/50 co-venture between ADI and Radar Records. On June 29, 2001, ADI’s stockholders approved the employment of Mr. Field as Chairman and Chief Executive Officer of ADI and the formation of the ARTISTdirect Records record label. Mr. Field is the Chief Executive Officer of ARTISTdirect Records.

     ARTISTdirect Records, headquartered in Los Angeles, California, develops new musical artists and produces and distributes their recordings as an independent label utilizing both traditional channels and emerging Internet distribution channels.

     ADI initially committed to fund a total of $50.0 million to ARTISTdirect Records over five years at the rate of $15.0 million per year, subject to a limit of $33.0 million in any three year period. Any funding in excess of these amounts required the approval of ADI’s Board of Directors. ADI funded $33.0 million through December 31, 2003.

     In November 2001, ARTISTdirect Records agreed in principle to enter into a preliminary North America distribution agreement and worldwide license agreement with BMG Music, a wholly-owned partnership of Bertelsmann Music Group, Inc., the global music division of Bertelsmann AG (“BMG”). Under the terms of the agreement, BMG agreed to distribute the label’s releases in North America, and BMG licensed ARTISTdirect Records’ repertoire in territories throughout the world. In April 2002, the agreements with BMG were finalized, including BMG’s purchase of 5% of the equity of ARTISTdirect Records from ADI. As part of this transaction, BMG agreed to advance certain monies against net sales proceeds under the agreements and also assumed $5.0 million of ADI’s funding commitment to ARTISTdirect Records. As a result of the BMG equity purchase, ADI’s funding commitment was reduced to $45.0 million. ADI’s commitment to fund ARTISTdirect Records was subject to a guaranty for the benefit of BMG. If ADI failed to meet its commitment, BMG had the right to choose to enforce the guaranty or provide substitute financing that could have resulted in dilution of ADI’s interest in ARTISTdirect Records.

     In December 2002, BMG exercised its option to extend the term of the distribution and license agreement until September 2004. BMG did not renew its distribution agreement and license agreement upon its expiration in September 2004.

     Under the distribution and license agreements, BMG made non-refundable advances to ARTISTdirect Records of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from ARTISTdirect Records’ artist repertoire pursuant to a defined calculation on a monthly basis. As of December 31, 2002, 2003 and 2004, the unrecouped balances related to distribution advances from BMG were $4.1 million, $8.7 million and $8.9 million, respectively.

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

     As consideration for entering into the Accelerated Funding Agreement, ADI received an additional 20% interest in ARTISTdirect Records from Radar Records, the entity through which Mr. Field owns his interest in ARTISTdirect Records, which resulted in an increase in ADI’s ownership share of ARTISTdirect Records from 45% to 65% and a decrease in Mr. Field’s ownership share from 50% to 30%. The Accelerated Funding Agreement also provided that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by ADI would be borne both by Radar Records and ADI pro rata with their then respective ownership interests. Furthermore, the Accelerated Funding Agreement provided for Radar Records to guarantee a 25% minimum annual compounded return to be realized from ADI’s advances and equity interests in ARTISTdirect Records. Due to the uncertainty with respect to the realization of such rate of return, ADI has not recorded any amounts related to the 25% minimum annual compounded return in its consolidated financial statements.

     Because ADI did not have voting or operating control of ARTISTdirect Records, even with its majority ownership position, through December 31, 2003 it did not consolidate the results of ARTISTdirect Records; ADI recorded its share of losses based on the equity method of accounting as loss from equity investments in its consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of ADI’s total funding commitment, ADI had committed to fund 100% of the operations of ARTISTdirect Records and had recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. From May 1, 2002 through December 31, 2003, ADI has recorded only its proportionate share, on the basis of remaining relative funding commitments, of any losses of ARTISTdirect Records. ADI has funded a total of $33.0 million of its funding commitment. ADI recognized $8.6 million, $29.2 million and $9.3 million of equity loss from ARTISTdirect Records for the years ended December 31, 2001, 2002 and 2003, respectively. The loss for ARTISTdirect Records for the year ended December 31, 2004 was $4.881 million before intercompany interest elimination of $2.011 million.

     In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. FIN 46 defines when a company should evaluate “controlling financial interest”, and thus consolidation, based on factors other than voting rights, and requires that a new “risks and rewards” model be applied in these situations. ADI adopted FIN 46 as of December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated beginning as of December 31, 2003, and the operations of ARTISTdirect Records were consolidated beginning with the year ended December 31, 2004. There was no change in the operating or business relationship between ADI and ARTISTdirect Records as a result of the adoption of FIN 46.

     ADI charged ARTISTdirect Records $1.35 million and $563,000 in 2002 and 2003, respectively, for the reimbursement of overhead costs, including rent and other occupancy costs, telephone and internet services, and the services of certain ADI personnel primarily in the areas of accounting, legal, information technology, human resources and administration. These amounts were reflected as a reduction to general and administrative expense in ADI’s consolidated statements of operations for such periods.

     The carrying amount of ADI’s investment in and advances to ARTISTdirect Records at December 31, 2002 represents the difference between ADI’s investment and advances and ADI’s share of losses from ARTISTdirect Records. Through December 31, 2003, ADI continued to record the losses of ARTISTdirect Records. ADI recorded its loan advances to ARTISTdirect Records as additional equity investments. As of December 31, 2002, ADI’s share of losses exceeded the amount of ADI’s investment and advances at that date, resulting in a credit balance of approximately $7.7 million, which was classified as a liability on ADI’s consolidated balance sheet at December 31, 2002. As of December 31, 2003 and 2004, the Company consolidated the balance sheet of ARTISTdirect Records.

     ADI has no recorded investment in its loans to ARTISTdirect Records, as the carrying amount of the loans had been reduced to zero as a result of ADI recording its share of losses of ARTISTdirect Records during the years ended December 31, 2001, 2002 and 2003. ADI did not record interest income on the loans to ARTISTdirect Records. The interest expense of ARTISTdirect Records is eliminated in consolidation. As such, interest expense related to ADI is not included in allocating losses to the minority interest in ARTISTdirect Records.

     The loan advances provided to ARTISTdirect Records by ADI and BMG bear interest at a rate of LIBOR plus 4% and the principal and interest are not repayable until December 31, 2015 or upon such time as ARTISTdirect Records achieves certain defined levels of excess cash flow and available cash. As of December 31, 2003 and 2004, ARTISTdirect Records had loans payable to ADI of $33.0 million, which have been eliminated in consolidation, and to BMG of $4.75 million. In addition, as of December 31, 2003 and 2004, ARTISTdirect Records had accrued interest payable to ADI of $3.0 million and $5.0 million, respectively, which has been eliminated in consolidation, and to BMG of $447,000 and $747,000, respectively.

     During the years ended December 31, 2003 and 2004, Mr. Field loaned $898,000 and $3.676 million, respectively, to ARTISTdirect Records (see Note 12).

     The activity with respect to ADI’s net investment in ARTISTdirect Records for the years ended December 31, 2002 and 2003 is as follows:

	December 31,
	2002	2003
	(in thousands)
Balance, beginning of year	$(3,027)	$(7,699)
Investment and advances	25,000	2,750
Sale of equity interests	(250)	––
Intercompany activity with ARTISTdirect Records, LLC	(186)	(3)
Equity losses recorded	(29,236)	(9,256)
Consolidation of ARTISTdirect Records, LLC	––	14,208

Balance, end of year	$(7,699)	$––

     During the three months ended September 30, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. During 2003, ARTISTdirect Records relied on a loan advance from ADI of $2.75 million and bridge loans from Mr. Field and outside investors aggregating $2.048 million to fund its operations. As of December 31, 2003, ARTISTdirect Records did not have sufficient working capital resources to conduct operations. During 2004, ARTISTdirect Records relied on bridge loans from Mr. Field of $2.778 million to fund its reduced level of operations. Through December 31, 2004, Mr. Field had provided bridge funding to ARTISTdirect Records aggregating $3.676 million, including $898,000 in 2003 and $2.778 million in 2004 (see Note 12).

     Effective July 30, 2004, ADI entered into a Termination Agreement with BMG and ARTISTdirect Records which extinguished all of ADI’s obligations under its funding guaranty, including the remaining $12.0 million funding obligation to ARTISTdirect Records.

10. DISCONTINUED OPERATIONS — ARTISTDIRECT RECORDS, LLC

     On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant to a Transfer Agreement for a cash payment of $115,000, as a result of which ADI no longer had any equity or other economic interest in ARTISTdirect Records, and Radar Records became the owner of a majority of the membership interests in ARTISTdirect Records and also acquired the receivable reflecting the $33.0 million of loan advances previously provided to ARTISTdirect Records by ADI. In conjunction with this transaction, at February 28, 2005, ADI wrote-off the intercompany balance due from ARTISTdirect Records ($80,000 at December 31, 2004), which was eliminated in consolidation. Radar Records acquired the common stock of ARTISTdirect Recordings subject to the rights of BMG. Radar Records also agreed to offer to investors who had provided bridge funding to ARTISTdirect Records (see Note 12), excluding Frederick W. Field and entities related or controlled by him, the right to acquire proportional shares (based on the amount of bridge funding made by each bridge investor in ARTISTdirect Records) of the common stock of ARTISTdirect Recordings on the same terms and conditions as set forth in the Transfer Agreement.

     The amount of consideration received by ADI was determined with reference to various factors, including, but not limited to, ADI’s future business plans and intention to focus on its internet and web-site operations, ARTISTdirect Record’s current limited capital resources and substantially reduced level of operations, ARTISTdirect Record’s future business plans and capital requirements and the likelihood of obtaining such capital on a timely basis and under reasonable terms and conditions, the unpaid costs that ADI has advanced ARTISTdirect Records to date, and would be required to continue to advance ARTISTdirect Records in the future, and the probability of ADI obtaining a return on its investment to date of $33.0 million in ARTISTdirect Records.

     As a result of the existence of various conflicts of interest with respect to this transaction, full disclosure of these conflicts of interest was made to ADI’s Board of Directors and the required approval by the disinterested members of ADI’s Board of Directors was obtained prior to the closing of the transaction.

     As a result of the sale of all of ADI’s interest in ARTISTdirect Recordings to Radar Records effective February 28, 2005, ADI has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004 in accordance with SFAS No. 144. Accordingly, the Company has restated its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records have been classified as “held for sale”.

     As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, ADI estimates that it will recognize a net non-cash gain in its consolidated statement of operations for the three months ended March 31, 2005 of approximately $21 million (unaudited), primarily as a result of the elimination of the liabilities of ARTISTdirect Records.

     A summary of ADI’s pro forma consolidated balance sheet at December 31, 2004, assuming that the disposition of ADI’s interest in ARTISTdirect Records had been accomplished effective December 31, 2004, is presented below.

	December 31, 2004
		Pro Forma –
	As Reported	As Adjusted
	(in thousands)
Assets
Current assets	$2,294	$2,393
Property and equipment, net	99	99
Other non-current assets	20	20

Total assets	$2,413	$2,512

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities	$20,732	$1,962
Minority interest – discontinued operations	1,940	—
Stockholders’ equity (deficiency)	(20,259)	550

Total liabilities and stockholders’ equity (deficiency)	$2,413	$2,512

     A summary of the assets and liabilities of ARTISTdirect Records, which were classified as discontinued operations on ADI’s balance sheets at December 31, 2003 and 2004, is as follows:

	December 31,
	2003	2004
	(in thousands)
Assets
Current assets
Cash	$7	$—
Property and equipment, net	40	16

Total assets – discontinued operations	47	16

Liabilities
Current liabilities
Bank overdraft	—	2
Accounts payable and accrued expenses	2,113	399
Net liability to BMG	8,749	8,862
Current portion of bridge notes payable -
Outside investors	—	1,136
Minority investor — Ted Field	—	836

Total current liabilities	10,862	11,235
Non-current liabilities
Loan due to BMG	5,197	5,498
Non-current portion of bridge notes payable -
Outside investors	755	—
Minority investor — Ted Field	539	2,037

Total liabilities – discontinued operations	17,353	18,770

Members’ deficit	$(17,306)	$(18.754)

     A summary of the operations of ARTISTdirect Records for the year ended December 31, 2004 is as follows:

(in thousands)
Net revenue	$(19)
Cost of revenue	986

Gross loss	(1,005)

Operating expenses:
Sales and marketing	285
General and administrative	393
Depreciation and amortization	22

Total operating expenses	700

(in thousands)
Loss from operations	(1,705)
Interest expense	(649)
Amortization of bridge note warrants	(998)
Forgiveness of debt	482
Minority interest	759

Net loss	$(2,111)

11. INVESTMENTS IN OTHER AFFILIATED COMPANIES

     The Company had a 45% ownership in SnoCore, LLC and accounted for this investment under the equity method through December 31, 2003. The Company recorded equity losses of $(16,000) and $(64,000) with respect to this investment for the years ended December 31, 2002 and 2003, respectively. Effective December 31, 2003, the Company exchanged its 45% ownership interest in SnoCore, LLC for a 9% net profits interest. The Company did not record any gain or loss on this transaction at December 31, 2003. The Company did not attribute any carrying value to the Company’s 9% net profits interest at December 31, 2003 or 2004, and the Company did not receive any distribution with respect to this net profits interest in 2004.

12. BRIDGE NOTES PAYABLE

     As of December 31, 2003 and 2004, ARTISTdirect Records had outstanding loans of $898,000 and $3.676 million, respectively, due to Ted Field and $1.150 million of loans due to outside investors (including $100,000 from Jonathan V. Diamond, the Company’s President and Chief Executive Officer). The total loans of $4.826 million at December 31, 2004 were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and are convertible into new preferred equity of ARTISTdirect Records as part of its next equity financing. The Bridge Notes payable to Mr. Field and to outside investors have been included in liabilities of discontinued operations held for disposal in the consolidated balance sheets at December 31, 2003 and 2004.

     The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes are ultimately converted. The relative fair value of the warrants issued was $2.413 million (one-half of the amount funded by the investors in the Bridge Notes), which was recorded as a reduction to the carrying amount of the Bridge Notes and a credit to capital, and is being charged to operations as interest expense over the specified term of the Bridge Notes.

     The Bridge Notes are convertible into equity based on their face amount, which results in a beneficial conversion feature with a relative fair value of $2.413 million. Since the commitment date for the beneficial conversion feature is contingent upon the completion of ARTISTdirect Record’s next equity financing, the fair value of the beneficial conversion feature will be charged to operations over the remaining life of the Bridge Notes at that time.

     During the years ended December 31, 2003 and 2004, ARTISTdirect Records recognized $203,000 and $998,000, respectively, as interest expense with respect to the amortization of the fair value of the warrants. Additional interest expense of $1.2 million will be recognized ratably in 2005 and 2006 over the remaining term of the Bridge Notes. As of December 31, 2004, the carrying amount of the Bridge Notes, including accrued interest of $396,000, was $4.009 million.

     A reconciliation of Bridge Notes payable issued by ARTISTdirect Records during 2003 and 2004 to amounts included in liabilities of discontinued operations in the consolidated balance sheets at December 31, 2003 and 2004 is presented below. During the years ended December 31, 2003 and 2004, ARTISTdirect Records recorded costs with respect to such bridge notes as summarized below.

	Outside
	Investors	Ted Field
	(in thousands)
Gross amount funded during 2003	$1,150	$898
Deduct:
Fair value of warrants	(575)	(449)
Add:
Accrued interest	44	23
Amortization of fair value of warrants in 2003	136	67

	Outside
	Investors	Ted Field
	(in thousands)
Net liability at December 31, 2003	755	539
Gross amount funded during 2004	—	2,778
Deduct:
Fair value of warrants	—	(1,389)
Add:
Accrued interest	94	235
Amortization of fair value of warrants in 2004	287	710

Net liability at December 31, 2004	1,136	2,873
Less:
Amounts due within one year	(1,136)	(836)

Amounts due after one year	$—	$2,037

13. DISCONTINUED OPERATIONS — iMUSIC

     During 2002, the Company began operating a record label under the brand name iMusic through its wholly-owned subsidiary, ARTISTdirect Digital, Inc. Operations consisted primarily of the sale of compact discs by artists signed to the iMusic record label. iMusic’s concept was to focus on the signing of established artists with a proven sales base and an ability to generally make records less expensively than developing artists. In addition, the Company expected that substantially less would be spent on marketing and promotion of these releases than on those of new artists. During the three months ended June 30, 2003, management of the Company decided to scale back the activity of its iMusic label in order to conserve capital. During the three months ended September 30, 2003, the Company executed an agreement with GC Music, pursuant to which the Company assigned its rights and obligations to six unreleased artists in exchange for a cash payment of $100,000 as a reduction to prior advances related to the six artists and a profit interest in the projects. The Company retained the distribution rights to the albums previously released under the original terms of its distribution agreements with its other signed artists, but did not intend to sign any additional artists or release any additional albums domestically or internationally under the iMusic label and therefore expected very minimal sales activity subsequent to the transaction. At December 31, 2004, the Company has provided a sufficient reserve for remaining contract obligations and estimated product returns.

     Effective November 23, 2004, pursuant to a Trademark Assignment and Purchase Agreement dated as of November 12, 2004, the Company sold all of its rights, title and interest in and to certain trademarks, service markets and trade names, in certain countries of the world, that consist of or incorporate the term “iMusic” (the “Marks”), including domain names that consist of or incorporate the term iMUSIC (the “Domain Names”) and goodwill related to such marks or trade names, to Apple Computer, Inc. for a cash payment of $500,000. The Marks and Domain Names that the Company sold did not have any carrying value on the Company’s books.

     As a result of the foregoing, during December 2004, the Company ceased the sale of products under the iMusic label and discontinued the operations of the iMusic record label. Accordingly, the Company has accounted for the operations of iMusic as a discontinued operation for all periods presented and has restated its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2002 and 2003 to reflect the termination of the business operations of iMusic.

     A summary of the assets and liabilities of iMusic, which were classified as discontinued operations on the Company’s balance sheets at December 31, 2003 and 2004, is as follows:

	December 31,
	2003	2004
	(in thousands)
Assets
Current assets
Accounts receivable, net	$10	$—

Total assets – discontinued operations	10	—

Liabilities
Current liabilities
Net liability to BMG	—	41
Accounts payable and accrued expenses	49	49
Reserve for product returns	—	60

Total current liabilities	49	150

Total liabilities – discontinued operations	49	150

Net deficit	$(39)	$(150)

     A summary of the operations of the iMusic record label for the years ended December 31, 2002, 2003 and 2004 is as follows:

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Net revenue	$613	$1,352	$(136)
Cost of revenue	1,325	744	(1)

Gross profit (loss)	(712)	608	(135)

Operating expenses:
Sales and marketing	464	810	2
General and administrative	204	96	—

Total operating expenses	668	906	2

Net loss	$(1,380)	$(298)	$(137)

14. DISCONTINUED OPERATIONS – AGENCY BUSINESS

     In December 2001, the Company decided to exit the music talent agency business. As a result, this segment has been classified as a discontinued operation in the consolidated statement of operations for the year ended December 31, 2002 and its net results for such period are reflected as income from discontinued operations. The agency business did not have any significant assets or liabilities associated with it and no gain or loss was recognized as a result of its disposal. The termination of operations of the agency business was completed during 2002. A summary of the statements of operations of the agency business segment is as follows:

Year Ended
December 31,
2002
(in thousands)
Agency commission revenues	$259
Cost of revenues	85

Gross profit	174
General and administrative	27

Income from discontinued operations	$147

15. INCOME TAXES

     Income taxes differ from the amount computed using a tax rate of 35% as a result of the following:

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Computed expected tax benefit	$(16,919)	$(7,595)	$(1,145)
State and local income taxes, net of federal income tax benefit	(2,311)	(1,302)	19
Goodwill amortization/write-off	276	—	––
Amortization of bridge notes	—	—	648
Adjustments to deferred tax assets	2,172	28,396	2,058
Other	20	—	20

	(16,762)	19,499	1,600
Increase (decrease) in valuation allowance	16,762	(19,499)	(1,600)

Total tax benefit	$––	$––	$––

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2004 are as follows:

	December 31,
	2003	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$60,933	$58,152
Amortization of stock-based compensation	2,370	—
Other	2,674	5,991

Total deferred tax assets	65,977	64,143
Less: valuation allowance	(61,854)	(60,087)

Net deferred assets	4,123	4,056
Deferred tax liability — state income taxes	(4,123)	(4,056)

Net deferred tax assets	$––	$––

     At December 31, 2004, the Company had net operating loss carryforwards totaling approximately $135 million for Federal income tax purposes expiring beginning in 2020 and California state net operating loss carryforwards of approximately $123 million expiring beginning in 2008. As a result of the disposition of ARTISTdirect Records effective February 28, 2005, the Company net operating loss carryforwards for Federal income tax purposes were reduced by approximately $21 million.

     In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible.

     In addition, Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined “ownership change”. Accordingly, the Company’s ability to utilize its net operating losses for Federal income tax purposes in subsequent periods may be limited if the Company experiences a change in ownership in the future.

     Due to the uncertainty surrounding the realization of the benefits of the Company’s tax attributes, primarily net operating loss carryforwards as of December 31, 2004, the Company has recorded a 100% valuation allowance against its net deferred tax assets as of December 31, 2003 and 2004.

16. SIGNIFICANT CONTRACTS

     In February 2002, the Company amended an existing agreement with Ticketmaster pursuant to which the Company agreed to purchase online advertising totaling $2.0 million from Ticketmaster and in conjunction became entitled to certain non-exclusive opportunities to “pre-sell” tickets on the ARTISTdirect web-site. The Company recognized as sales and marketing expense the amount paid on a straight-line basis, which approximated how the services were received, over the amended term of the agreement. The term of the amended agreement expired in April 2003.

17. RELATED PARTY TRANSACTIONS

     For the years ended December 31, 2002 and 2003, the Company incurred legal expenses of approximately $260,000 and $156,000, respectively, for legal services provided by Lenard & Gonzalez LLP and its successor firm, Lenard, Brisbin & Klotz LLP. Allen Lenard, a former director of the Company who resigned from the board of directors in September 2002, was managing partner of Lenard & Gonzalez LLP and is managing partner of Lenard, Brisbin & Klotz LLP.

     During the three months ended September 30, 2003, the Company significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. The Company also relocated its administrative offices to an office leased by Radar Pictures, Inc., a company owned by Ted Field. The Company sub-leases these offices on a month-to-month basis. During the years ended December 31, 2003 and 2004, the Company accrued $56,000 and $168,000, respectively, to Radar Pictures, Inc. as rent and facilities usage expense. The Company paid Radar Pictures, Inc. the accrued rent through December 31, 2004 of $224,000 on February 28, 2005.

     See Notes 9, 10, 12, 19, 20 and 22 for additional related party transactions.

18. RESCISSION OFFER

     In December 2001, the Company completed a rescission offer in which it rescinded the purchase of 83,403 shares of its common stock purchased upon the exercise of options and the issuance of vested and unvested unexercised options to purchase 636,740 shares of common stock. The shares of stock were repurchased at prices ranging from $12.40 to $40.00 per share and the unexercised options that were rescinded had exercise prices ranging from $12.40 to $140.00 per share. In the aggregate, the Company paid $10.2 million to rescind the shares and options.

     As a result of the completion of the rescission offer, the Company recorded stock compensation expense of $1.9 million in 2002, which consisted of $900,000 reflected in cost of revenues and $1.0 million reflected in operating expenses. No additional compensation expense related to the rescission offer was recorded in 2003 or 2004.

     The Company did not record any compensation expense related to the shares and options of those holders who chose not to accept the rescission offer. The Securities Act of 1933, as amended (the “Securities Act”), does not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered under the Securities Act as required. However, federal courts in the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. The Company believes that subsequent to the rescission offer, any rights to rescind will be contingent upon legal rulings, the outcome of which are not currently determinable. Accordingly, the Company has accounted for shares and options that were not rescinded in the rescission offer as if there was no right of rescission. In the event any rescissions occur subsequent to December 31, 2001, the Company will account for those rescissions in the manner described above at the time those rescissions are completed.

19. STOCKHOLDERS’ EQUITY (DEFICIENCY)

     COMMON STOCK

     On July 5, 2001, the Company effected a 1-for-10 reverse stock split. The outstanding common securities, options and warrants have been retroactively adjusted to reflect the reverse stock split. All references to equity amounts in these financial statements reflect the effect of the reverse stock split.

     During December 2003, the Company issued 40,000 shares of common stock to a consultant for services rendered which were valued at $0.50 per share, resulting in a charge to operations of $20,000.

     WARRANTS AND NON-PLAN OPTIONS

     During 1999, the Company issued immediately exercisable warrants to purchase 35,967 shares of common stock at $40.00 per share to two vendors from whom it purchased merchandise. None of the warrants had been exercised as of December 31, 2004. The value of the warrants was $864,000, of which $79,000 and $32,000 was recognized as stock-based compensation expense in cost of revenues for the years ended December 31, 2002 and 2003, respectively. The term of the agreements expired in 2003. The warrants expire in June 2007.

     In January 2000, the Company issued warrants to purchase 6,250 shares of common stock at $139.28 per share in connection with an office lease. The warrants were exercisable upon grant and expired unexercised in January 2005. The warrants were valued at $568,000 and were being amortized over the term of the related lease. During the years ended December 31, 2002 and 2003, $57,000 and $379,000, respectively, was recognized as stock-based compensation expense with respect to these warrants. As a result of the termination of this office lease in 2003 (see Note 6), the unamortized portion of these warrants was written off during 2003.

     Effective September 29, 2003, the Company entered into an employment agreement with Jonathan V. Diamond to serve as the Company’s President and Chief Executive Officer through August 15, 2006 (see Note 22). In conjunction with the employment agreement, the Company granted Mr. Diamond a non-plan, non-qualified stock option to purchase 259,659 shares of common stock exercisable through August 15, 2010 at $0.85 per share, which was the approximate fair market value of the common stock on the date of grant. Upon the termination of Mr. Diamond’s employment with the Company prior to the expiration of his employment agreement, 75% of the common stock underlying the option is subject to a repurchase right by the Company at $0.85 per share. The repurchase right lapses in three equal annual installments such that it will have lapsed in its entirety on the third anniversary of Mr.

Diamond’s employment by the Company. The fair value of the stock option, determined pursuant to the Black-Scholes option pricing model, was $221,000.

     On September 8, 2003, the Company issued a warrant to the Company’s former landlord to purchase 200,000 shares of common stock exercisable at $0.50 per share through September 8, 2008 as part of the consideration for an office lease termination. The warrant was valued at $100,000 pursuant to the Black-Scholes option-pricing model and was charged to operations in 2003 (see Note 6).

     Effective January 1, 2004, the Company entered into a one-year consulting agreement with Keith Yokomoto, the Company’s then director and former President and Chief Operating Officer (see Note 22). Effective January 9, 2004, the Company also issued to Mr. Yokomoto two non-qualified stock options to purchase 10,000 shares and 50,000 shares exercisable at $0.50 per share, which was not less than the fair market value on the date of grant, through January 9, 2011. The option for 10,000 shares was immediately vested upon issuance. The option for 50,000 shares was scheduled to vest in increments of 10,000 shares on February 1, 2004, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, based on the accomplishment of certain milestones by each respective date, which were not attained. Accordingly, the option for 50,000 shares did not vest and thus expired. The fair value of the stock option for 10,000 shares, determined pursuant to the Black-Scholes option pricing model, was $3,500.

     Effective March 29, 2004, the Company issued to Robert N. Weingarten, the Company’s Chief Financial Officer, a non-plan, non-qualified stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011. The option vests and becomes exercisable in a series of 36 successive equal monthly installments from March 29, 2004. The fair value of the stock option, determined pursuant to the Black-Scholes option pricing model, was $42,000.

     Effective August 31, 2004, the Company issued a warrant to a consultant for services rendered to purchase 10,000 shares of common stock exercisable for a period of five years at $0.50 per share. The fair value of the warrant was determined to be $3,000, calculated pursuant to the Black-Scholes option-pricing model, and was charged to operations during the year ended December 31, 2004.

20. STOCK OPTION AND STOCK PURCHASE PLANS

     CONSULTANT STOCK PLAN

     Effective September 29, 2004, the Company’s Board of Directors adopted the ARTISTdirect, Inc. 2004 Consultant Stock Plan (the “Consultant Plan”) in order for the Company to be able to compensate consultants, at the option of the Company, who provide bona fide services to the Company not in connection with capital raising or promotion of the Company’s securities. The Consultant Plan will expire on September 29, 2014, and provides for the issuance of up to 500,000 shares of common stock to consultants at fair market value. On January 13, 2005, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the 500,000 shares of common stock for future issuance under the Consultant Plan. As of December 31, 2004, no shares had been issued under the Consultant Plan.

     EMPLOYEE OPTION PLAN

     In October 1999, the Company implemented the 1999 Employee Stock Option Plan (the “Employee Plan”) that replaced the 1998 Unit Option Plan. The Employee Plan has currently reserved 940,462 shares of the Company’s common stock for issuance to employees, non-employee members of the board of directors and consultants. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares. No option may have a term in excess of ten years. The options generally vest within three years. As of December 31, 2004, 829,308 shares remained available for future option grant.

     The Company accounts for its Employee Plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, Interpretation No. 44, and other related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     A summary of stock option activity under Employee Plan during the years ended December 31, 2002, 2003 and 2004 is as follows:

	Options Outstanding
		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2001	183,155	$79.51
Granted	100,000	5.94
Exercised	––	––
Cancelled	(35,149)	17.02

Options outstanding at December 31, 2002	248,006	58.43
Granted	––	––
Exercised	––	––
Cancelled	(129,109)	98.63

Options outstanding at December 31, 2003	118,897	14.79
Granted	—	—
Exercised	—	—
Cancelled	(7,743)	9.11

Options outstanding at December 31, 2004	111,154	$15.18

     The Company recorded stock-based compensation of $31,000, $0 and $0 related to stock options granted to employees under the Employee Plan during the years ended December 31, 2002, 2003 and 2004, respectively.

     The following table summarizes information regarding options outstanding and options exercisable at December 31, 2004 under the Employee Plan:

	Options Outstanding and Exercisable
		Weighted
		Average
		Remaining	Weighted
Exercise	Number	Contractual	Average
Prices	of Shares	Life	Exercise Price
$4.80	33,332	4.78	$4.80
5.10	10,000	4.77	5.10
7.50	58,603	3.74	7.50
12.40	786	0.58	12.40
36.00	439	1.78	36.00
40.00	1,025	2.44	40.00
139.28	6,969	2.24	139.28

$4.80 - $139.28	111,154	4.01	$15.18

ADVISOR OPTION PLAN

     In June 1999, and as amended in October 1999 and March 2000, the Company adopted the 1999 Artist and Artist Advisor Stock Option Plan (the “Advisor Plan”). The Advisor Plan has currently reserved 329,638 shares of common stock for issuance to artists for whom the Company entered into agreements related to online and e-commerce activities and their agents, business managers, attorneys and other advisors. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 37,500 shares. As of December 31, 2004, 294,102 shares remained available for future option grants. The options expire seven years from the date of grant and vesting generally varies between one to three years. In December 2001, a majority of the outstanding options under the Advisor Plan were rescinded and cancelled. No new option grants under this plan were made during 2002, 2003 or 2004.

     A summary of stock option activity under the Advisor Plan during the years ended December 31, 2002, 2003 and 2004 is as follows:

Options Outstanding
Weighted
	Number	Average
	of Shares	Exercise Price
Options outstanding at December 31, 2001	35,536	$123.29
Granted	––	––
Exercised	––	––
Cancelled	––	––

Options outstanding at December 31, 2002	35,536	123.29
Granted	––	––
Exercised	––	––
Cancelled	––	––

Options outstanding at December 31, 2003	35,536	123.29
Granted	—	—
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2004	35,536	$123.29

     The following table summarizes information regarding options outstanding and options exercisable under the Advisor Plan at December 31, 2004:

	Options Outstanding and Exercisable
		Weighted
		Average
		Remaining	Weighted
	Number	Contractual	Average
Exercise Prices	of Shares	Life	Exercise Price
$36.00	1,250	1.78	$36.00
40.00	4,422	1.60	40.00
139.28	29,864	2.24	139.28

$36.00 - $139.28	35,536	2.15	$123.29

ARTIST OPTION PLAN

     In June 1999, and as amended in October 1999, the Company adopted the 1999 Artist Stock Plan (the “Artist Plan”). The Artist Plan currently has reserved 690,462 shares of common stock for issuance to artists for whom the Company entered into agreements related to their online and e-commerce activities. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares. As of December 31, 2004, 666,588 shares remained available for future option grants. The options expire seven years from the date of grant and vesting generally varies between one to three years. In December 2001, a majority of the outstanding options under the Advisor plan were rescinded and cancelled. No new option grants under this plan were made during 2002, 2003 or 2004.

     A summary of stock option activity under the Artist Plan during the years ended December 31, 2002, 2003 and 2004 is as follows:

Options Outstanding
Weighted
	Number	Average
	of Shares	Exercise Price
Options outstanding at December 31, 2001	23,874	$83.15
Granted	––	––

Options Outstanding
Weighted
	Number	Average
	of Shares	Exercise Price
Exercised	––	––
Cancelled	––	––

Options outstanding at December 31, 2002	23,874	83.15
Granted	––	––
Exercised	––	––
Cancelled	––	––

Options outstanding at December 31, 2003	23,874	83.15
Granted	—	—
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2004	23,874	$83.15

     The following table summarizes information regarding options outstanding and options exercisable under the Artist Plan at December 31, 2004:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
Exercise Prices	of Shares	Contractual Life	Exercise Price
$40.00	13,499	1.66	$40.00
139.28	10,375	2.20	139.28

$40.00 - $139.28	23,874	1.89	$83.15

     Total compensation expense related to the Advisor Plan and the Artist Plan (excluding the impact of the rescission offer as described at Note 17) for the years ended December 31, 2002, 2003 and 2004 was $2.9 million, $540,000 and $0, respectively, of which $2.1 million, $33,000 and $0, respectively, was included in cost of revenue, and $800,000, $527,000 and $0, respectively, was included in operating expenses.

EMPLOYEE STOCK PURCHASE PLAN

     In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan that initially reserved 50,000 shares of common stock for issuance under this plan. As of December 31, 2004, this plan currently had reserved for issuance 150,000 shares, of which 137,831 shares remained available for future issuances. This share reserve automatically increases on the first trading day in January each calendar year, by an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 25,000 shares. Terms of the plan permit eligible employees to purchase common stock through payroll deduction of up to 15% of each employee’s compensation. The accumulated deductions are applied to the purchase of shares on each semi-annual purchase date at a purchase price per share equal to 85% of the fair market value per share on the participant’s entry date into the offering period or the semi-annual purchase date, whichever is lower. Pursuant to the provisions of APB No. 25, shares issued to employees under this plan are considered non-compensatory. During the years ended December 31, 2002, 2003 and 2004, 1,134 shares, 375 shares and 0 shares, respectively, were issued under this plan for total proceeds of $4,000, $440 and $0, respectively.

     See Note 22 for a description of non-plan stock options to purchase 259,659 shares of common stock issued to the Company’s President and Chief Executive Officer, 120,000 shares of common stock issued to the Company’s Chief Financial Officer, and 444,480 shares of common stock issued to the Company’s Chairman, who is also the Chief Executive Officer of ARTISTdirect Records.

21. 401(K) PLAN

     The Company has adopted the Cash or Deferred Profit Sharing Plan and Trust under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees of the Company who are 21 years or older and who complete three months of service are eligible to participate in the 401(k) Plan. The Company does not match contributions by participants to the 401(k) Plan. Accordingly, there is no related expense for the years ended December 31, 2002, 2003 and 2004.

22. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     As of December 31, 2004, the Company did not have any long-term commitments for operating leases.

     Rent expense under operating leases for the years ended December 31, 2002, 2003 and 2004 was $1,806,000, $2,144,000 and $173,000, respectively, including $56,000 and $168,000 to a related party in 2003 and 2004, respectively (see Note 17).

EMPLOYMENT AGREEMENTS

     Future payments under employment and consulting agreements are as follows:

Years Ended
December 31,
(in thousands)
2005	$305
2006	116

Total	$421

     Effective January 1, 2005, the Company entered into a one-year consulting agreement with Nicholas Turner to serve as the Company’s Executive Vice President with a base annual salary of $120,000 per year plus certain benefits. In conjunction with the consulting agreement, the Company granted Mr. Turner a non-plan, non-qualified stock option to purchase 92,000 shares of common stock at an exercise price of $0.79 per share, which was the approximate fair market value of the common stock on the date of grant, vesting monthly over a period of two years.

     Effective September 29, 2003, the Company entered into an employment agreement with Jonathan V. Diamond to serve as the Company’s President and Chief Executive Officer through August 15, 2006 with a base annual salary of $185,000 plus certain benefits. In conjunction with the employment agreement, the Company granted Mr. Diamond a non-plan, non-qualified stock option to purchase 259,659 shares of common stock exercisable through August 15, 2010 at $0.85 per share, which was the approximate fair market value of the common stock on the date of grant. Upon the termination of Mr. Diamond’s employment with the Company prior to the expiration of his employment agreement, 75% of the common stock underlying the option is subject to a repurchase right by the Company at $0.85 per share. The repurchase right lapses in three equal annual installments such that it will have lapsed in its entirety on the third anniversary of Mr. Diamond’s employment by the Company. The fair value of the stock option, determined pursuant to the Black-Scholes option pricing model, was $221,000.

     Effective May 31, 2003, Marc P. Geiger, the Company’s former Vice Chairman of the Board of Directors and President — Artist Services, resigned as an officer of the Company. Mr. Geiger subsequently resigned as a director of the Company on October 18, 2004. Mr. Geiger’s July 2001 amended employment agreement, which had an initial term extending through June 30, 2006, provided for an annual salary of $500,000 plus certain benefits. The amended employment agreement also provided that under certain conditions, Mr. Geiger would receive a payment of $1,000,000 plus one year’s salary upon the termination of his employment with the Company. In February 2001, the Company loaned Mr. Geiger $150,000, with interest at 7%. The term of the loan was initially one year, but was extended in September 2001 to five years commensurate with the amendment of Mr. Geiger’s employment agreement in July 2001. Mr. Geiger was obligated to repay the loan in five equal annual principal payments of $30,000, along with accrued interest to date, beginning in September 2002. In consideration for Mr. Geiger terminating his employment agreement effective as of the date of his resignation as an officer and waiving all rights to compensation under the employment agreement, the Company paid Mr. Geiger his accrued compensation and benefits of approximately $184,000, and Mr. Geiger repaid the $150,000 loan plus accrued interest to the Company.

     Effective December 31, 2003, Keith Yokomoto, the Company’s former President and Chief Operating Officer, entered into a Termination Agreement and Mutual General Release. Mr. Yokomoto subsequently resigned as a director of the Company on October 22, 2004. Mr. Yokomoto’s July 2001 employment agreement, which had an initial term extending through June 30, 2006, provided for an annual salary of $500,000 plus certain benefits, and a commencement advance of $300,000, representing a pre-payment of $60,000 against any monies that would otherwise become payable to Mr. Yokomoto under the Company’s executive performance bonus pool for each year of the initial five-year term of the employment agreement. The employment agreement also provided that under certain conditions, Mr. Yokomoto would receive a payment of $350,000 plus one year’s salary upon the termination of his employment with the Company. In consideration for Mr. Yokomoto terminating his employment agreement as an officer of the Company effective as of December 31, 2003 and waiving all rights to $1.25 million of remaining compensation under the employment agreement, the Company paid Mr. Yokomoto his accrued but unpaid salary at the rate of $500,000 per year through December 31, 2003 aggregating $412,847 and his accrued but unused vacation pay through December 31, 2003 aggregating $76,924, and Mr. Yokomoto repaid the Company the unearned portion of the commencement advance of $150,000.

     Effective January 1, 2004, the Company entered into a one-year consulting agreement with Mr. Yokomoto that provided for total compensation of $120,000. Effective January 9, 2004, the Company also issued to Mr. Yokomoto two non-qualified stock options to purchase 10,000 shares and 50,000 shares exercisable at $0.50 per share, which was not less than the fair market value on the date of grant, through January 9, 2011. The option for 10,000 shares was immediately vested upon issuance. The option for 50,000 shares was scheduled to vest in increments of 10,000 shares on February 1, 2004, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, based on the accomplishment of certain milestones by each respective date, which were not attained. Accordingly, the option for 50,000 shares did not vest and thus expired. The fair value of the stock option for 10,000 shares, determined pursuant to the Black-Scholes option pricing model, was $3,500.

     In May 2001, the Company entered into an agreement with Frederick W. (Ted) Field, to serve as Chairman and Chief Executive Officer of the Company. In addition, on May 31, 2001, the Company, through its wholly-owned subsidiary, ARTISTdirect Recordings, Inc., a Delaware corporation (“ARTISTdirect Recordings”), entered into an agreement to acquire a 50% equity interest in a co-venture with Radar Records Holdings, LLC (“Radar Records”), an entity owned by Mr. Field, to form a new record label, ARTISTdirect Records, LLC (“ARTISTdirect Records”). On June 29, 2001, the Company’s stockholders approved the employment of Mr. Field and the formation of the ARTISTdirect Records record label. Mr. Field is the Chief Executive Officer of ARTISTdirect Records. In conjunction therewith, the Company entered into an employment agreement and stock option agreement with Mr. Field.

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

     In May 2001, the Company also granted Mr. Field three non-qualified stock options, which were not part of any stock option plan maintained by the Company, to purchase 444,480 shares of common stock at an exercise price of $7.50 per share. Options on 302,370 shares were exercisable immediately (the underlying shares pursuant to the exercise of this option vested over five years from the date of the option grant), options on 75,588 shares were exercisable in the event the 30-day average closing price of the Company’s common stock on NASDAQ equaled or exceeded $35.00 per share within three years from the grant date, and options on 66,522 shares were exercisable in the event the 30-day average closing price of the Company’s common stock on NASDAQ equaled or exceeded $70.00 per share within three years of the grant date. The two options that were not exercisable upon grant became exercisable in the event of a de-listing of the Company’s common stock from NASDAQ and a subsequent re-listing, a change in control of the Company or an involuntary termination of the officer (within three years of the date of grant). Since the options for 75,588 shares and 66,522 shares did not vest pursuant to their respective terms on or before June 29, 2004, they expired on such date.

     During 2002, Mr. Field’s employment agreement was amended whereby Mr. Field agreed to defer his future salary until the Company raised new debt or equity financing of at least $20 million. During the three months ended June 30, 2003, Mr. Field’s employment agreement was further amended whereby all deferred and any future salary, except a base amount, would be waived, even if new debt or equity financing was raised. Accordingly, during the year ended December 31, 2003, $411,000 of accrued compensation due to Mr. Field by the Company was recorded as gain from forgiveness of debt in the consolidated statement of operations. As described above, Mr. Diamond replaced Mr. Field as Chief Executive Officer of the Company effective September 29, 2003.

     LITIGATION

     The Company is periodically subject to various pending and threatened legal actions which arise in the normal course of business. The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

23. REPORTABLE SEGMENTS

     Information with respect to the Company’s operating segments for the years ended December 31, 2002, 2003 and 2004 is presented below. During the years ended December 31, 2002, 2003 and 2004, the Company’s continuing operations consisted of two reportable segments: e-commerce (“E-commerce”) and media (“Media”). The segment data presented below has been restated for all periods to reflect the segment structure at December 31, 2004.

     In December 2001, the Company decided to exit the talent agency business and as a result it has been shown as a discontinued operation in the consolidated statement of operations for the year ended December 31, 2002. In December 2004, the Company discontinued the operations of its iMusic record label and as a result it has been presented as a discontinued operation in the consolidated statements of operations for the years ended December 31, 2002, 2003 and 2004.

     The Company accounted for its interest in ARTISTdirect Records on the equity method of accounting during the years ended December 31, 2002 and 2003 and consolidated the operations of ARTISTdirect Records for the year ended December 31, 2004. As a result of the sale of the Company’s interest in ARTISTdirect Records effective February 28, 2005, the operations of ARTISTdirect Records have been presented as a discontinued operation for the years ended December 31, 2002, 2003 and 2004 and as of December 31, 2003 and 2004.

     As of December 31, 2002 and 2003, the Company had advanced $30.25 million and $33.0 million to ARTISTdirect Records, and for the years ended December 31, 2002 and 2003, the Company had recorded losses of approximately $29.2 million and $9.3 million, respectively, with respect to this investment (see Note 9). For the year ended December 31, 2004, the Company recorded a loss of $2.1 million with respect to ARTISTdirect Records.

     E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline.

     The factors for determining reportable segments were based on services and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are as described in the summary of significant accounting policies. The Company evaluates performance based on earnings or loss before interest, taxes, depreciation and amortization, including stock-based compensation, impairment losses, and minority interest (“EBITDA”). Included in EBITDA are direct operating expenses for each segment. The following table summarizes net revenue and EBITDA by segment for the years ended December 31, 2002, 2003 and 2004. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Net Revenue:
E-commerce	$4,713	$3,459	$2,994
Media	924	1,173	2,149

	$5,637	$4,632	$5,143

EBITDA:
E-commerce	$(137)	$553	$293
Media	(3,065)	(576)	789

	(3,202)	(23)	1,082
Corporate	(6,670)	(3,152)	(1,944)

	$(9,872)	$(3,175)	$(862)

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Reconciliation of EBITDA to Net Loss:
EBITDA per segments	$(9,872)	$(3,175)	$(862)
Stock-based compensation	(4,981)	(560)	(7)
Depreciation and amortization	(2,814)	(1,014)	(223)
Loss from impairment of goodwill	(788)	—	––
Loss from sale and abandonment of property and equipment	––	(2,225)	—
Loss from equity investment	(16)	(64)	—
Loss from discontinued operations – ARTISTdirect Records, LLC	(29,236)	(9,256)	(2,111)
Loss from discontinued operations – iMusic record label and agency business	(1,233)	(298)	(137)
Interest income (expense), net	748	146	29
Cumulative effect of consolidation of ARTISTdirect Records, LLC	––	(5,255)	—

	$(48,192)	$(21,701)	$(3,311)

     Assets as of December 31, 2003 and 2004 are summarized as follows:

	December 31,
	2003	2004
	(in thousands)
Assets:
Corporate	$2,066	$1,313
E-commerce	528	314
Media	355	772
Discontinued operations	57	14

	$3,006	$2,413

     Assets by segment are those assets used in or employed by the operations of each segment. Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

24. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth unaudited quarterly results of operations for the years ended December 31, 2004 and 2003. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended
	2004	2004	2004	2004	December 31, 2004
	(in thousands, except for share data)
Net revenue	$963	$1,180	$1,365	$1,635	$5,143
Gross profit	178	456	567	390	1,591
Loss from continuing operations	(489)	(452)	(93)	(29)	(1,063)
Loss from discontinued operations	(223)	(214)	(435)	(1,376)	(2,248)
Net loss	$(712)	$(666)	$(528)	$(1,405)	$(3,311)

Net loss per common share – basic and diluted:
From continuing operations	$(0.14)	$(0.13)	$(0.03)	$(0.01)	$(0.30)
From discontinued operations	(0.06)	(0.06)	(0.12)	(0.39)	(0.64)

Total	$(0.20)	$(0.19)	$(0.15)	$(0.40)	$(0.94)

Weighted average common shares outstanding – basic and diluted	3,502,117	3,502,117	3,502,117	3,502,117	3,502,117

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended
	2003	2003	2003	2003	December 31, 2003
	(in thousands, except for share data)
Net revenue	$945	$1,478	$815	$1,394	$4,632
Gross profit	33	353	71	556	1,013
Income (loss) from continuing operations	(2,082)	(3,155)	(1,659)	4	(6,892)
Loss from discontinued operations	(5,049)	(2,269)	(11)	(2,225)	(9,554)
Cumulative effect of consolidation of ARTISTdirect Records, LLC	––	––	––	(5,255)	(5,255)
Net loss	$(7,131)	$(5,424)	$(1,670)	$(7,476)	$(21,701)

Net loss per common share – basic and diluted:
From continuing operations	$(0.60)	$(0.91)	$(0.48)	$(0.00)	$(1.99)
From discontinued operations	(1.46)	(0.65)	(0.00)	(0.65)	(2.76)
From cumulative effect of consolidation of ARTISTdirect Records, LLC	—	––	––	(1.52)	(1.52)

Total	$(2.06)	$(1.56)	$(0.48)	$(2.17)	$(6.27)

Weighted average common shares outstanding – basic and diluted	3,461,742	3,461,983	3,462,107	3,462,117	3,461,992

25. SUBSEQUENT EVENTS

     During January and February 2005, Mr. Field advanced an additional $36,500 to ARTISTdirect Records to fund operating expenses and the settlement of artist contracts. In consideration for such advances, Mr. Field received Bridge Notes and warrants as described at Note 12.

     On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records for a cash payment of $115,000, as a result of which ADI no longer had any equity or other economic interest in ARTISTdirect Records, and Radar Records became the owner of a majority of the membership interests in ARTISTdirect Records and also acquired the receivable reflecting the $33.0 million of loan advances previously provided to ARTISTdirect Records by ADI (see Note 10).

ARTISTDIRECT RECORDS, LLC

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2003

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GUMBINER SAVETT INC.

Santa Monica, California
April 6, 2004,
except for Note 14, which is
March 1, 2005

ARTISTDIRECT RECORDS, LLC

BALANCE SHEET
(IN THOUSANDS)
DECEMBER 31, 2003

Assets
Current assets:
Cash	$7
Accounts receivable, net	—
Inventory, net	—
Prepaid expenses	—

Total current assets	7
Property and equipment, net	40
Other assets, net	—

$47

Liabilities and Members’ Deficit
Current liabilities:
Accounts payable	$901
Accrued expenses	1,212
Due to ARTISTdirect, Inc., a related party	45
Net liability to BMG, a distributor and related party	8,749

Total current liabilities	10,907
Non — current liabilities:
Interest payable	3,451
Loan advances from ARTISTdirect, Inc., a related party, and BMG, a distributor and related party	37,750
Bridge notes payable — outside investors	755
Bridge notes payable — Chief Executive Officer and related party	539

Total liabilities	53,402

Commitments and contingencies
Members’ deficit	(53,355)

$47

See accompanying notes to financial statements.

ARTISTDIRECT RECORDS, LLC

STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Years Ended December 31,
	2002	2003
Net revenue	$3,709	$1,426

Cost of revenue:
Manufacturing and distribution expenses	1,305	420
Advances and royalties, net	8,788	1,378

Total cost of revenue	10,093	1,798

Gross loss	(6,384)	(372)

Operating expenses:
Sales and marketing	12,029	3,287
General and administrative	14,374	6,450
Depreciation and amortization	36	39
Loss from sale and abandonment of property and equipment	—	100

Total operating expenses	26,439	9,876

Loss from operations	(32,823)	(10,248)
Interest expense, net, including amortization of bridge note warrants of $203 in 2003	1,133	2,447

Net loss	$(33,956)	$(12,695)

See accompanying notes to financial statements.

ARTISTDIRECT RECORDS, LLC

STATEMENTS OF MEMBERS’ DEFICIT
(IN THOUSANDS)

Members’
Deficit
Balance at January 1, 2002	$(8,550)
Net loss	(33,956)

Balance at December 31, 2002	(42,506)
Compensation forgiven by Chief Executive Officer and member	822
Issuance of bridge note warrants	1,024
Net loss	(12,695)

Balance at December 31, 2003	$(53,355)

See accompanying notes to financial statements.

ARTISTDIRECT RECORDS, LLC

STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2002	2003
Cash flows from operating activities:
Net loss	$(33,956)	$(12,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	39
Allowance for inventory obsolescence	250	204
Allowance for sales returns	800	888
Amortization of bridge note warrants	—	203
Loss from sale and abandonment of property and equipment	—	100
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(18)	18
Prepaid expenses and other current assets	(394)	(1)
Other assets	30	85
Increase (decrease) in -
Accounts payable, accrued expenses and other liabilities	1,673	282
Due to ARTISTdirect , Inc., a related party	(186)	44
Net liability to BMG, a distributor and related party	813	3,748

Net cash used in operating activities	(30,952)	(7,085)

Cash flows from investing activities:
Purchases of property and equipment	(246)	—
Proceeds from sale of property and equipment	—	52

Net cash provided by (used in) investing activities	(246)	52

Cash flows from financing activities:
Proceeds from issuance of bridge notes	—	2,048
Proceeds from loan advances from ARTISTdirect, Inc., a related party	25,000	2,750
Proceeds from loan advances from BMG, a distributor and related party	4,750	—
Net increase in interest payable	1,141	2,242
Net increase in cash overdraft	242	—

Net cash provided by financing activities	31,133	7,040

Cash:
Net increase (decrease)	(65)	7
Balance at beginning of year	65	—

Balance at end of year	$—	$7

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to financial statements.

ARTISTDIRECT RECORDS, LLC

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2003

1.	BASIS OF PRESENTATION

     ORGANIZATION AND BUSINESS ACTIVITIES

     ARTISTdirect Records, LLC (the “Company”) was formed in May 2001 as a 50/50 co-venture between ARTISTdirect, Inc., a Delaware corporation (“ADI”), through its wholly-owned subsidiary, ARTISTdirect Recordings, Inc., a Delaware corporation (“ARTISTdirect Recordings”), and Radar Records Holdings, LLC (“Radar Records”), an entity owned by Frederick W. (Ted) Field, who was also the Chairman and Chief Executive Officer of ADI at that time. At its formation, the Company issued 10,000,000 membership units for total proceeds of $100,000. The Company commenced operations in July 2001. The Company, headquartered in Los Angeles, California, develops new musical artists and produces and distributes their recordings as an independent label utilizing both traditional channels and emerging Internet distribution channels.

     At the time of formation of the Company, ADI committed to provide funding of up to $50.0 million over five years at the rate of $15.0 million per year, subject to a limit of $33.0 million in any three year period. Any funding in excess of these amounts required the approval of ADI’s Board of Directors. ADI has funded $33.0 million through December 31, 2003.

     In November 2001, ADI agreed to sell a 5% equity interest in the Company to BMG Music, a wholly-owned partnership of Bertelsmann Music Group, Inc., the global music division of Bertelsmann AG (“BMG”), in connection with entering into a North American distribution agreement and a worldwide licensing agreement. In April 2002, these agreements were formally executed. As part of these transactions, BMG agreed to advance certain monies against net sales proceeds under the agreements and also assumed $5.0 million of ADI’s funding commitment to the operations of the Company. As a result of the BMG equity purchase, ADI’s funding commitment was reduced to $45.0 million. ADI’s commitment to fund the Company was subject to a guaranty for the benefit of BMG. If ADI fails to meet its commitment, BMG has the right to choose to enforce the guaranty or provide substitute financing that could result in dilution of ADI’s interest in the Company. In December 2002, BMG exercised its option to extend the term of the distribution and license agreement until September 2004.

     In August 2002, ADI’s Board of Directors approved an agreement (the “Accelerated Funding Agreement”) to accelerate up to $10.0 million of its funding commitment to the Company. This funding was in addition to the $15 million that ADI was obligated to advance to the Company in 2002 as part of the initial $50.0 million funding commitment. During 2002, ADI funded its $15.0 million commitment plus the additional $10.0 million bridge loan for total advances to the record label of $25.0 million in 2002 and $30.25 million from the inception of the record label through December 31, 2002. The $10.0 million of accelerated funding was credited toward the satisfaction of ADI’s overall funding commitment and funding obligation for 2003, resulting in a remaining funding commitment of $2.75 million for 2003 and $12.0 million for 2004. ADI advanced the $2.75 million during 2003.

     As consideration for entering into the Accelerated Funding Agreement, ADI received an additional 20% interest in the Company from Radar Records, the entity through which Mr. Field owns his interest in the Company, which resulted in an increase in ADI’s ownership share of the Company from 45% to 65% and a decrease in Mr. Field’s ownership share from 50% to 30%. BMG’s ownership percentage remained at 5%. The Accelerated Funding Agreement also provided that any dilution from the issuance of equity interests in the Company that would have been borne solely by ADI would be borne both by Radar Records and ADI pro rata with their then respective ownership interests. Furthermore, the Accelerated Funding Agreement provided for Radar Records to guarantee a 25% minimum annual compounded return to be realized from ADI’s advances and equity interests in the Company.

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

     STATUS OF REPORT OF PREDECESSOR ACCOUNTING FIRM

     The Company’s financial statements for the year ended December 31, 2002 were audited by the Company’s previous independent registered public accounting firm. Such accounting firm’s report dated February 14, 2003 was included in ADI’s previous Annual Reports on Form 10-K. However, the Company’s financial statements for the year ended December 31, 2002 are presented herein without an accompanying report from the accounting firm, as such firm is currently reauditing the financial statements of ADI with respect to the effect on ADI’s 2002 consolidated financial statements from the operations discontinued in 2004. When the Company receives such reissued report from its previous accounting firm, it will file it as an amendment to ADI’s 2004 Annual Report on Form 10-K.

     GOING CONCERN

     The Company has incurred losses and negative cash flows from operations since inception in 2001 and has an accumulated deficit of $53.4 million as of December 31, 2003. For the year ended December 31, 2003, the Company incurred a net loss of $12.7 million and had negative working capital of $10.9 million at December 31, 2003. The Company has relied on loan and distribution advances to fund its operations to date. During 2003, the Company received loan advances of $2.75 million from ADI and has received a total of $37.75 million of loan advances through December 31, 2003. The Company also received bridge loans of $2.048 million in 2003, including $898,000 from Ted Field. As of December 31, 2003, the Company did not have sufficient working capital resources to conduct operations. Management expects the Company to continue to incur operating losses for the foreseeable future.

     During the three months ended September 30, 2003, the Company significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. During 2003, the Company relied on a loan advance of $2.75 million from ADI and loans from Ted Field of $898,000 and outside investors of $1,150,000 to fund operations. The total loans of $2.048 million during 2003 were obtained through the issuance of convertible promissory notes (see Note 10).

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

     DEPRECIATION

     Depreciation is provided using the straight-line method over the following estimated useful lives:

Category	Estimated Useful Life
Computer equipment and software	3 years
Furniture and fixtures	7 years
Studio equipment	7 years

     INCOME TAXES

     The Company is treated as a limited liability company for federal and state income tax reporting purposes whereby its income (loss) is reported in the individual income tax returns of the Company’s members.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which addresses the measurement date and recognition approach for such transactions. The Company recognizes compensation expense related to variable awards in accordance with FIN 28. For fixed awards, the Company recognizes expense over the vesting period or the period of service

     The Company did not record any stock-based compensation expense for the years ended December 31, 2002 and 2003.

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

     The Company purchases its inventory from a limited number of suppliers. However, there are a number of alternative suppliers who can provide such services for the Company.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the short maturity of these instruments.

     The carrying amount of the bridge notes payable approximates fair value as the related effective interest rate (including the discount) approximates rates currently available to the Company.

     COMPREHENSIVE INCOME (LOSS)

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company did not have any items of comprehensive income (loss) during 2002 or 2003 except the net loss.

     ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Some of the more significant estimates are the allowance for sales returns and inventory obsolescence. Actual results could differ from those estimates.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective December 31, 2002. The Company has determined that it will continue to account for stock-based employee compensation in accordance with APB No. 25.

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

     In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective July 1, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s financial statement presentation or disclosures.

     In February 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company adopted FIN 46 as of December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial statement presentation or disclosures. However, as a result of the adoption of FIN 46 by ADI as of December 31, 2003, the Company’s balance sheet was consolidated with ADI’s balance sheet at December 31, 2003, and the Company’s operations will be consolidated with ADI’s operations beginning January 1, 2004. ADI previously accounted for its investment in the Company under the equity method of accounting.

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

6.	RESERVE FOR SALES RETURNS

     A summary of the activity with respect to the reserve for sales returns is as follows:

	Years Ended December 31,
	2002	2003
	(in thousands)
Balance at beginning of year	$—	$800
Provision for sales returns	1,689	888
Actual returns	(889)	(1,528)

Balance at end of year	$800	$160

7.	ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

	December 31,
	2002	2003
	(in thousands)
Accrued compensation and related	$1,082	$881
Accrued sales and marketing	530	—
Accrued royalties	245	250
Other accrued expenses	265	81

Total accrued expenses	$2,122	$1,212

8.	SIGNIFICANT CONTRACTS

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

     Under the distribution and license agreements, BMG made non-returnable advances to the Company of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that are recoupable from net sales proceeds from the Company’s artist repertoire pursuant to a defined calculation on a monthly basis. As of December 31, 2002 and 2003, the unrecouped balances related to distribution advances from BMG were $4.1 million and $8.7 million, respectively.

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

     Allen Lenard, a former director of ADI who resigned from its board of directors in September 2002, is managing partner of Lenard, Brisbin & Klotz LLP. During the year ended December 31, 2003, the Company paid $155,000 of legal fees to Lenard, Brisbin & Klotz LLP.

     ADI charged the Company $1.35 million and $563,000 in 2002 and 2003, respectively, for the reimbursement of overhead costs, including rent and other occupancy costs, telephone and internet services, and the services of certain ADI personnel primarily in the areas of accounting, legal, information technology, human resources and administration. These amounts were included in general and administrative expense.

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

     As of December 31, 2003, the Company had received $898,000 of loans from Ted Field and $1,150,000 of loans from outside investors (including $100,000 from Jonathan V. Diamond, ADI’s President and Chief Executive Officer). The total loans of $2.048 million during 2003 were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). The Bridge Notes accrue interest at 8% per annum, are due two years from the date of issuance, and are convertible into new preferred equity of the Company as part of its next equity financing. The loans from Mr. Field and from outside investors of $898,000 and $1,150,000, respectively, have been presented as Bridge Notes payable in the balance sheet at December 31, 2003.

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
	(in thousands)
Gross amount funded during 2003	$1,150	$898
Deduct:
Fair value of warrants	(575)	(449)
Add:
Accrued interest	44	23
Amortization of fair value of warrants in 2003	136	67

Net liability at December 31, 2003	$755	$539

11.	401(K) PLAN

     In 2001, the Company adopted ADI’s Cash or Deferred Profit Sharing Plan and Trust under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees of the Company who are 21 years or older and who complete three months of service are eligible to participate in the 401(k) Plan. The Company does not match contributions by participants to the 401(k) Plan. Accordingly, there is no related expense for the years ended December 31, 2002 and 2003.

12.	LITIGATION

     The Company is periodically subject to various pending and threatened legal actions, which arise in the normal course of business. The Company’s management believes that the impact of such litigation will not have a material adverse impact on its financial position or results of operations.

13.	SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

     Significant non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2002	2003
	(in thousands)
Compensation forgiven by Chief Executive Officer	$—	$822
Discount related to issuance of bridge note warrants	—	1,024

14.	SUBSEQUENT EVENTS

     Upon its expiration in September 2004, BMG did not renew its distribution agreement and license agreement with the Company. (see Note 8).

     During the year ended December 31, 2004, Mr. Field advanced an additional $2.778 million to the Company to fund operating expenses and the settlement of artist contracts. In consideration for such advances, Mr. Field received Bridge Notes and warrants as described at Note 10.

     During January and February 2005, Mr. Field advanced an additional $36,500 to the Company to fund operating expenses and the settlement of artist contracts. In consideration for such advances, Mr. Field received Bridge Notes and warrants as described at Note 10.

     Effective July 30, 2004, the Company entered into an agreement with BMG and ADI which extinguished all of ADI’s obligations under its funding guaranty, including the remaining $12.0 million funding obligation to the Company (see Note 1).

     On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records for a cash payment of $115,000, as a result of which ADI no longer had any equity or other economic interest in the Company, and Radar Records became the owner of a majority of the membership interests of the Company and also acquired the receivable reflecting the $33.0 million of loan advances previously provided to the Company by ADI (see Note 1).

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 — 7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 — 7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Registrant’s Certificate of Incorporation and Bylaws determining the rights of holders of the Registrant’s common stock.

4.2	Specimen common stock certificate. Incorporated by reference to Exhibit 4.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No 333-87547), as amended by Amendment No.’s 1 — 7 thereto.

4.3	Registration Rights Letter Agreement dated May 31, 2001 between the Registrant and Frederick W. Field. Incorporated by reference to Exhibit 3 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.1	Amendment No. 1 dated February 27, 2002 to the Agreement dated July 19, 2000 between the Registrant and Ticketmaster. Incorporated by reference to Exhibit 10.35 in the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.2	Escrow Agreement dated March 13, 2002 among the Registrant, Ticketmaster and JPMorgan Chase Bank. Incorporated by reference to Exhibit 10.36 in the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.3	Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc. Incorporated by reference to Exhibit 10.37 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.4	Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect, Inc. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr. Field. Incorporated by reference to Exhibit 10.38 in the Registrant’s Current Report on Form 8-K filed on December 13, 2002.

10.5	Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect Records, L.L.C. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field. Incorporated by reference to Exhibit 10.39 in the Registrant’s Current Report on Form 8-K filed on December 13, 2002.

10.6	Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Keith Yokomoto to amend the Employment Agreement dated July 1, 2001 between ARTISTdirect, Inc. and Mr. Yokomoto. Incorporated by reference to Amendment No. 1 to Exhibit 10.40 in the Registrant’s Quarterly Report on Form 10-Q/A filed on December 23, 2002.

10.7	Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Marc Geiger to amend the Employment Agreement dated July 28, 1998, as amended on July 1, 2001, between ARTISTdirect, Inc. and Mr. Geiger. Incorporated by reference to Exhibit 10.41 in the Registrant’s Current Report on Form 8-K filed on December 23, 2002.

EXHIBIT
NUMBER	DESCRIPTION
10.8	Letter Agreement dated December 11, 2002 between the Registrant and Benn Co., LLC consenting to the assignment by Old Glory Boutique Distributing, Inc. to Benn Co., LLC of the Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc. Incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003.

10.9	Agreement for Services dated as of June 13, 2002 between the Registrant and Frankel & Company. Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003.

10.10	Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect, Inc. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr. Field. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003.

10.11	Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect Records, L.L.C. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003.

10.12	Employment Agreement dated as of September 29, 2003 by and between the Registrant and Jon Diamond. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

10.13	Notice of Grant of Stock Option dated as of September 29, 2003 by and between the Registrant and Jon Diamond. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

10.14	Settlement, Release and Termination of Lease Agreement dated as of September 8, 2003, by and between 5670 Wilshire L.P. and the Registrant. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

10.15	Termination Agreement and Mutual Release by Keith Yokomoto and the Registrant dated as of December 31, 2003. Incorporated by reference to Exhibit 10.15 in the Registrant’s Annual Report on Form 10-K filed on May 17, 2004.

10.16	Form of Director Indemnification Agreement. Incorporated by reference to Exhibit 10.29 in the Registrant’s Registration Statement on Form S-1 filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1-7 thereto.

10.17	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit 10.30 in the Registrant’s Registration Statement on Form S-1 filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1-7 thereto.

10.18	Notice of Grant of Stock Option dated as of March 29, 2004 by and between the Registrant and Robert N. Weingarten. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed on August 20, 2004.

10.19	Termination Agreement made as of July 30, 2004 among the Registrant, ARTISTdirect Records, LLC and BMG Music. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed on August 20, 2004.

10.20	Trademark Assignment and Purchase Agreement between ARTISTdirect, Inc. and Apple Computer, Inc. dated November 12, 2004. Incorporated by reference to Exhibit 10 in the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.21	Transfer Agreement between ARTISTdirect Recordings, Inc., ARTISTdirect, Inc. and Radar Records Holdings, Inc. dated as of December 31, 2004. Incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed on March 4, 2005.

EXHIBIT
NUMBER	DESCRIPTION
14.1	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 14.1 in the Registrant’s Annual Report on Form 10-K filed on May 17, 2004.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No 333-50576), as amended by Amendment No.’s 1 — 5 thereto.

23.1	Consent of Gumbiner Savett Inc., independent registered public accounting firm, with respect to ARTISTdirect, Inc. and subsidiaries

23.2	Consent of Gumbiner Savett Inc., independent registered public accounting firm, with respect to ARTISTdirect Records, LLC

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act