Form 10QSB
period 2005-03-31
ARTISTDIRECT INC
filed 2005-05-24
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 000-30063

ARTISTdirect, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4760230 (I.R.S. Employer Identification Number)

10900 Wilshire Boulevard, Suite 1400 Los Angeles, California (Address of principal executive offices)	90024 (Zip Code)

(310) 443-5360
(Issuer’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of March 31, 2005, the Company had 3,502,117 shares of common stock, par value $0.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

Documents incorporated by reference: None.

ARTISTDIRECT, INC. AND SUBSIDIARIES

     The Company has elected to file a Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005, as the Company qualifies as a Small Business Issuer in accordance with Regulation S-B. The Company intends to file subsequent periodic reports under Regulation S-B.

ARTISTDIRECT, INC. AND SUBSIDIARIES

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(amounts in thousands, except for share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$931	$1,156
Restricted cash	176	175
Accounts receivable, net	599	751
Finished goods inventory	345	138
Prepaid expenses	21	58
Assets of discontinued operations	—	16

Total current assets	2,072	2,294

Property and equipment, net	73	99
Other non-current assets	20	20

	$2,165	$2,413

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$685	$538
Accrued expenses	1,031	1,274
Accrued management bonuses	125	—
Liabilities of discontinued operations	150	18,920

Total current liabilities	1,991	20,732

Minority interest — discontinued operations	—	1,940

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value - Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.01 par value - Authorized - 15,000,000 shares Issued - 3,825,019 shares Outstanding - 3,502,117 shares	38	38
Treasury stock, 322,902 shares, at cost	(3,442)	(3,442)
Additional paid-in capital	209,135	209,135
Accumulated deficit	(205,557)	(225,990)

Total stockholders’ equity (deficiency)	174	(20,259)

	$2,165	$2,413

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands, except for share data)

	Three Months Ended March 31,
	2005	2004
Net revenue:
E-commerce	$635	$723
Media	655	240

Total net revenue	1,290	963

Cost of revenue:
Direct cost of revenue	783	574
Other cost of revenue	110	199

Total cost of revenue	893	773

Gross profit	397	190

Operating expenses:
Sales and marketing	37	31
General and administrative	709	570
Depreciation and amortization	30	77

Total operating costs	776	678

Loss from operations	(379)	(488)
Interest income, net	4	11

Loss from continuing operations	(375)	(477)

Income (loss) from discontinued operations:
Loss from operations:
ARTISTdirect Records, LLC	(271)	(179)
iMusic record label	—	(56)
Gain from sale of interest in ARTISTdirect Records, LLC (substantially all non-cash)	21,079	—

Income (loss) from discontinued operations	20,808	(235)

Net income (loss )	$20,433	$(712)

Net income (loss) per common share - basic and diluted:
From continuing operations	$(0.11)	$(0.13)
From discontinued operations	5.94	(0.07)

Net income (loss)	$5.83	$(0.20)

Weighted average number of common shares outstanding- basic and diluted	3,502,117	3,502,117

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(amounts in thousands, except for share data)

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$20,433	$(712)
Other comprehensive loss:
Unrealized loss on available for sale securities	—	(8)

Comprehensive income (loss)	$20,433	$(720)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholder’s Equity (Deficiency) (Unaudited)
(amounts in thousands, except for share data)

						Total
				Additional		Stockholders’
	Common Stock		Treasury	Paid-In	Accumulated	Equity
	Shares	Amount	Stock	Capital	Deficit	(Deficiency)
Balance at December 31, 2004	3,502,117	$38	$(3,442)	$209,135	$(225,990)	$(20,259)
Net income	—	—	—	—	20,433	20,433

Balance at March 31, 2005	3,502,117	$38	$(3,442)	$209,135	$(205,557)	$174

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands, except for share data)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$20,433	$(712)
Income (loss) from discontinued operations	(20,808)	235

Loss from continuing operations	(375)	(477)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	30	78
Provision for doubtful accounts and sales returns	13	23
(Increase) decrease in -
Accounts receivable	139	(28)
Finished goods inventory	(207)	38
Prepaid expenses	37	(29)
Other assets	—	(5)
Increase (decrease) in -
Accounts payable, accrued expenses and other liabilities	29	(120)

Net cash used in continuing operations	(334)	(520)
Net cash used in discontinued operations	(38)	(1,829)

Net cash used in operating activities	(372)	(2,349)

Cash flows from investing activities:
Purchases of property and equipment	(4)	—
Proceeds from sale of interest in ARTISTdirect Records, LLC	115	—
Increase in short-term investments	—	(12)

Net cash provided by (used in) investing activities	111	(12)

Cash flows from financing activities:
Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC	37	1,890
Increase in restricted cash	(1)	—

Net cash provided by financing activities	36	1,890

Cash and cash equivalents:
Net decrease	(225)	(471)
Balance at beginning of period	1,156	719

Balance at end of period	$931	$248

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2005 and 2004

1. BASIS OF PRESENTATION

     Organization

     ARTISTdirect, Inc., a Delaware corporation (“ADI”), was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC. The merger was only a change in the form of ownership of ADI. ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996. ARTISTdirect, LLC has a 99% ownership interest in ARTISTdirect Agency LLC, Kneeling Elephant Records, LLC and ARTISTdirect New Media, LLC, all of which are currently inactive, and has consolidated their results since inception.

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

     Effective February 28, 2005, the Company completed the sale of all of its interest in ARTISTdirect Recordings to Radar Records. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has determined that it complied with the provisions of SFAS No. 144 at December 31, 2004 with respect to the classification of the operations of ARTISTdirect Records as a discontinued operation. Accordingly, the Company has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004, and has restated its consolidated financial statements for the three months ended March 31, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.

     During December 2004, the Company discontinued the operations of its iMusic record label and has therefore accounted for the operations of iMusic as a discontinued operation for all periods presented. Accordingly, the Company has restated its consolidated financial statements for the three months ended March 31, 2004 to reflect the termination of the business operations of iMusic.

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

     As a result of the sale of all of the Company’s interest in ARTISTdirect Records effective February 28, 2005, ARTISTdirect Records was accounted for as a discontinued operation and the Company has restated its consolidated financial statements for the three months ended March 31, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.

     Going Concern

     The Company has incurred losses and negative cash flows from operations in every fiscal period since inception and has an accumulated deficit of $226.0 million and $205.6 million as of December 31, 2004 and March 31, 2005, respectively. For the year ended December 31, 2004, the Company incurred a net loss of $3.311 million (including $2.248 million from discontinued operations) and negative operating cash flows of $3.473 million. For the three months ended March 31, 2005, the Company incurred a net loss from continuing operations of $375,000 and had negative operating cash flows of $372,000. As of March 31, 2005, the Company had net working capital of $81,000 and stockholders’ equity of $174,000, as compared to a net working capital deficiency of $18.438 million (including liabilities of discontinued operations held for disposal of $18.920 million, almost all of which were liquidated effective February 28, 2005) and a stockholders’ deficiency of $20.259 million as of December 31, 2004. Through December 31, 2003, ADI had funded substantially all of the operations of ARTISTdirect Records. Effective July 30, 2004, ADI’s remaining $12.0 million funding obligation to ARTISTdirect Records was extinguished, and effective February 28, 2005, the ADI sold all of its interest in ARTISTdirect Records to Radar Records for a cash payment of $115,000.

     During 2003, the Company restructured its operations, laid off most of its staff and reduced operating costs. Subsequently, management has continued its efforts to improve and expand operations and cash flows at its online music network. However, it is uncertain whether the Company’s available cash resources will be sufficient to meet anticipated capital requirements through December 31, 2005. If sufficient capital is not available, then the Company may not be able to fund its operations. To the extent that the Company is unable to obtain the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and the Company may consider a formal or informal restructuring or reorganization.

     As a result of the conditions described above, the Company’s independent registered public accounting firm has included an explanatory paragraph in their 2004 report on the Company’s consolidated financial statements indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Interim Financial Information

     The unaudited interim financial statements of the Company included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310 of Regulation S-B under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

     Reclassification

     Certain amounts have been reclassified in 2004 to conform to the presentation in 2005.

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

     The calculation of diluted loss per share excludes approximately 2,094,000 and 1,100,000 of potential common shares as of March 31, 2005 and 2004, respectively, since the effect would be anti-dilutive.

     Stock-Based Compensation

     The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounts for stock options and warrants issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which addresses the measurement date and recognition approach for such transactions.

     Pro forma information regarding net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement rather than disclosure only. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s unaudited pro forma information is as follows:

	Three Months Ended March 31,
	2005	2004
	(amounts in thousands,
	except for share data)
Net income (loss) - as reported	$20,433	$(712)
Deduct: Total stock-based compensation expense determined under the fair value method for all awards	(414)	(123)

Net income (loss) - pro forma	$20,019	$(835)

Net income (loss) per common share - basic and diluted:
As reported	$5.83	$(0.20)

Pro forma	$5.72	$(0.24)

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

2. DISCONTINUED OPERATIONS

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

     Because ADI did not have voting or operating control of ARTISTdirect Records, even with its majority ownership position, through December 31, 2003 it did not consolidate the results of ARTISTdirect Records; ADI recorded its share of losses based on the equity method of accounting as loss from equity investments in its consolidated statements of operations. Prior to the completion of the purchase of a 5% interest in ARTISTdirect Records in April 2002 by BMG Music, a wholly-owned partnership of Bertelsmann Music Group, Inc., the global music Division of Bertelsmann AG (“BMG”), and BMG’s assumption of 10% of ADI’s total funding commitment, ADI had committed to fund 100% of the operations of ARTISTdirect Records and had recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002.

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

     The loss for ARTISTdirect Records for the year ended December 31, 2004 was $4.881 million before intercompany interest elimination of $2.011 million. The loss for ARTISTdirect Records for the three months ended March 31, 2004, which was included in ADI’s results of operations for the three months ended March 31, 2004, was $931,000, before intercompany interest elimination of $464,000. The loss for ARTISTdirect records for the two months ended February 28, 2005, which was included in ADI’s results of operations for the three months ended March 31, 2005, was $802,000, before intercompany interest elimination of $416,000.

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

     The carrying amount of ADI’s investment in and advances to ARTISTdirect Records at December 31, 2002 represented the difference between ADI’s investment and advances and ADI’s share of losses from ARTISTdirect Records. Through December 31, 2003, ADI continued to record the losses of ARTISTdirect Records. ADI recorded its loan advances to ARTISTdirect Records as additional equity investments. As of December 31, 2002, ADI’s share of losses exceeded the amount of ADI’s investment and advances at that date, resulting in a credit balance of approximately $7.7 million, which was classified as a liability on ADI’s consolidated balance sheet at December 31, 2002. As of December 31, 2003 and 2004, the Company consolidated the balance sheet of ARTISTdirect Records.

     ADI had no recorded investment in its loans to ARTISTdirect Records, as the carrying amount of the loans had been reduced to zero as a result of ADI recording its share of losses of ARTISTdirect Records during the years ended December 31, 2001, 2002 and 2003. ADI did not record interest income on the loans to ARTISTdirect Records. The interest expense of ARTISTdirect Records was eliminated in consolidation. As such, interest expense related to ADI was not included in allocating losses to the minority interest in ARTISTdirect Records.

     The loan advances provided to ARTISTdirect Records by ADI bore interest at a rate of LIBOR plus 4% and the principal and interest were not repayable until December 31, 2015 or upon such time as ARTISTdirect Records achieved certain defined levels of excess cash flow and available cash. As of December 31, 2003 and 2004, ARTISTdirect Records had loans payable to ADI of $33.0 million, which were eliminated in consolidation. In addition, as of December 31, 2003 and 2004, ARTISTdirect Records had accrued interest payable to ADI of $3.0 million and $5.0 million, respectively, which had been eliminated in consolidation.

     During the three months ended September 30, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. During 2003, ARTISTdirect Records relied on a loan advance from ADI of $2.75 million and bridge loans from Mr. Field and outside investors aggregating $2.048 million to fund its operations. As of December 31, 2003, ARTISTdirect Records did not have sufficient working capital resources to conduct operations. During 2004, ARTISTdirect Records relied on bridge loans from Mr. Field of $2.777 million to fund its reduced level of operations. Through December 31, 2004, Mr. Field had provided bridge funding to ARTISTdirect Records aggregating $3.675 million, including $898,000 in 2003 and $2.777 million in 2004. During January and February 2005, Mr. Field loaned an additional $36,500 to ARTISTdirect Records.

     Effective July 30, 2004, ADI entered into a Termination Agreement with BMG and ARTISTdirect Records which extinguished all of ADI’s obligations under its funding guaranty, including the remaining $12.0 million funding obligation to ARTISTdirect Records.

     On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant to a Transfer Agreement for a cash payment of $115,000, as a result of which ADI no longer had any equity or other economic interest in ARTISTdirect Records, and Radar Records became the owner of a majority of the membership interests in ARTISTdirect Records and also acquired the receivable reflecting the $33.0 million of loan advances previously provided to ARTISTdirect Records by ADI. In conjunction with this transaction, at February 28, 2005, ADI wrote-off the intercompany balance due from ARTISTdirect Records ($80,000 at February 28, 2005), which was eliminated in consolidation. Radar Records acquired the common stock of ARTISTdirect Recordings subject to the rights of BMG. Radar Records also agreed to offer to investors who had provided bridge funding to ARTISTdirect Records, excluding Frederick W. Field and entities related or controlled by him, the right to acquire proportional shares (based on the amount of bridge funding made by each bridge investor in ARTISTdirect Records) of the common stock of ARTISTdirect Recordings on the same terms and conditions as set forth in the Transfer Agreement.

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

     As a result of the sale of all of ADI’s interest in ARTISTdirect Recordings to Radar Records effective February 28, 2005, ADI has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004 in accordance with SFAS No. 144. Accordingly, the Company has restated its consolidated financial statements for the three months ended March 31, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.

     As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, ADI recognized a net gain (primarily non-cash) in its consolidated statement of operations for the three months ended March 31, 2005 of $21.079 million, primarily as a result of the elimination of the liabilities of ARTISTdirect Records computed as follows:

(in thousands)
Liabilities disposed of:
Current liabilities
Accounts payable and accrued expenses	$421
Net liability to BMG, principal distributor	8,866
Current portion of bridge notes payable -
Outside investors	1,198
Minority investor - Ted Field	1,821

Total current liabilities	12,306

(in thousands)
Non-current liabilities
Loan due to BMG, principal distributor	5,558
Non-current portion of bridge notes payable -
Minority investor - Ted Field	1,273

Total liabilities disposed of	19,137
Minority interest relieved	1,842
Cash proceeds received	115

Total	21,094
Less: Assets disposed of
Property and equipment, net	(15)

Net gain from sale	$21,079

     A summary of the loss from discontinued operations for the three months ended March 31, 2005 and 2004 is presented below:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
			iMusic
	ARTISTdirect	ARTISTdirect	Record
	Records, LLC	Records, LLC	Label	Total
Net revenue	$—	$—	$—	$—
Cost of revenue	14	442	54	496

Gross loss	(14)	(442)	(54)	(496)
Operating expenses:
Sales and marketing	18	55	2	57
General and administrative	25	138	—	138
Depreciation and amortization	1	6	—	6

Total operating expenses	44	199	2	201

Loss from operations	(58)	(641)	(56)	(697)
Other income (expense):
Minority interest	116	288	—	288
Interest expense	(128)	(131)	—	(131)
Forgiveness of debt	—	482	—	482
Amortization of bridge note warrants	(201)	(177)	—	(177)

	(213)	462	—	462

Net loss	$(271)	$(179)	$(56)	$(235)

     As a result of the sale of the Company’s interest in ARTISTdirect Records effective February 28, 2005, the Company’s net operating loss carryforwards of approximately $135 million at December 31, 2004 for Federal income tax purposes were reduced by approximately $21 million.

3. RELATED PARTY TRANSACTIONS

     During 2003, the Company significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. The Company also relocated its administrative offices to an office leased by Radar Pictures, Inc., a company owned by Ted Field. The Company sub-leases these offices on a month-to-month basis. During the years ended December 31,

2003 and 2004, the Company accrued $56,000 and $168,000, respectively, to Radar Pictures, Inc. as rent and facilities usage expense. The Company paid Radar Pictures, Inc. the accrued rent through December 31, 2004 of $224,000 on February 28, 2005. Commencing January 1, 2005, the Company is paying rent of $7,500 per month for these facilities.

4. EQUITY-BASED TRANSACTIONS

     On March 29, 2005, the Company issued to each of the Company’s four non-management directors (including the Chairman of the Board of Directors) a non-plan, non-qualified stock option to purchase 92,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock options were fully vested at issuance. The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $250,240.

     On March 29, 2005, the Company issued to its Chief Executive Officer a non-plan, non-qualified stock option to purchase 200,341 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option will vest monthly over the remaining term of the Chief Executive Officer’s employment agreement, which expires on August 15, 2006. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $136,232.

     On March 29, 2005, the Company issued to its Chief Financial Officer a non-plan, non-qualified stock option to purchase 110,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option will vest monthly over a three year period from the date of issuance. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $74,800.

     On March 29, 2005, the Company issued to its Executive Vice President a non-plan, non-qualified stock option to purchase 92,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option will vest monthly over a period of two years. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,560.

     On March 29, 2005, the Company issued to its employees stock options to purchase an aggregate of 205,150 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $139,502.

     These stock options were accounted for in accordance with the provisions of APB Opinion No. 25 and FASB Interpretation No. 44 (see “Stock-Based Compensation” at Note 1).

5. SEGMENT INFORMATION AND CONCENTRATIONS

     Information with respect to the Company’s operating segments for the three months ended March 31, 2005 and 2004 is presented below. During the three months ended March 31, 2005 and 2004, the Company’s continuing operations consisted of two reportable segments: e-commerce (“E-commerce”) and media (“Media”). The segment data presented below has been restated for all periods to reflect the segment structure at December 31, 2004.

     E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline.

     During the three months ended March 31, 2004 and 2005, approximately 60% and 70%, respectively, of revenues from E-commerce were generated from the products related to one music merchandising entity. During the three months ended March 31, 2005, the Company’s media revenues were generated by one outside sales organization which represented the Company with respect to advertising and sponsorship sales on the Company’s web-site.

     In December 2004, the Company discontinued the operations of its iMusic record label and as a result it has been presented as a discontinued operation for the three months ended March 31, 2004 and 2005 and as of December 31, 2004 and March 31, 2005.

     The Company consolidated the operations of ARTISTdirect Records for the year ended December 31, 2004. As a result of the sale of the Company’s interest in ARTISTdirect Records effective February 28, 2005, the operations of ARTISTdirect Records have been presented as a discontinued operation for three months ended March 31, 2004 and 2005 and as of December 31, 2004.

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

     The following table summarizes net revenue and EBITDA by operating segment for the three months ended March 31, 2004 and 2005. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net Revenue:
E-commerce	$635	$723
Media	655	240

	$1,290	$963

EBITDA:
E-commerce	$42	$60
Media	244	33

	286	93
Corporate	(635)	(504)

	$(349)	$(411)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Reconciliation of EBITDA to Net Income (Loss):
EBITDA per segments	$(349)	$(411)
Depreciation and amortization	(30)	(77)
Interest income, net	4	11
Loss from discontinued operations:
ARTISTdirect Records, LLC	(271)	(179)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
iMusic record label	—	(56)
Gain from sale of ARTISTdirect Records, LLC	21,079	—

Net income (loss)	$20,433	$(712)

     Assets as of March 31, 2005 and December 31, 2004 are summarized as follows:

	March 31,	December 31,
	2005	2004
	(in thousands)
Assets:
Corporate	$1,006	$1,313
E-commerce	544	314
Media	615	772
Discontinued operations	—	14

	$2,165	$2,413

6. SUBSEQUENT EVENTS

     On April 26, 2005, the Company issued a warrant to purchase up to 100,000 shares of its common stock to DKR SoundShore Oasis Holding Fund, Ltd. (“Oasis”, and the warrant shall be referred to as the “Oasis Warrant”) and a warrant to purchase up to 60,000 shares of its common stock to Verus International Group Limited (“Verus”, and the warrant shall be referred to as the “Verus Warrant”, and together with the Oasis Warrant, the “Commitment Warrants”). The Commitment Warrants were issued in accordance with the terms of financing commitment letters dated as of April 14, 2005 and delivered separately by each of Oasis and Verus to the Company (each a “Letter of Intent”), whereby Oasis and Verus have each agreed to provide funding for a potential acquisition transaction by the Company (the transaction referred to as the “Potential Acquisition”). The Commitment Warrants will only become exercisable if the Potential Acquisition is terminated by the Company or the target of the Potential Acquisition. If the Commitment Warrants become exercisable, they will have a term of five years and the initial exercise price will be $1.00 per share, subject to certain adjustments. If the Company consummates the Potential Acquisition, the Commitment Warrants will be cancelled retroactively and will no longer be in force or effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning the Company’s business model, competition in the industry, online product sales, advertising and other revenue streams, the Company’s ability to increase visits to its web-site, its ability to adequately fund its operations, its ability to offer compelling content, its ability to fulfill online music and merchandise orders in a timely manner, its ability to build brand recognition, its ability to integrate acquisitions of technology and other businesses, its ability to protect and/or obtain intellectual property rights, and its ability to manage growth. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 and in the Company’s other filings with the Securities and Exchange Commission.

Overview

     The Company is a music entertainment company that features an online music network appealing to music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of Web-sites offering multi-media content, music news and information, community around shared music interests, music-related specialty commerce and digital music services.

     On February 28, 2005, the Company completed the sale of its interest in ARTISTdirect Recordings to Radar Records. ADI has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004 in accordance with SFAS No. 144. Accordingly, the Company has restated its consolidated financial statements for the three months ended March 31, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records have been classified as “held for sale” through February 28, 2005.

     During December 2004, the Company discontinued the operations of its iMusic record label and have therefore accounted for the operations of iMusic as a discontinued operation for all periods presented. Accordingly, the Company has restated its consolidated financial statements for the three months ended March 31, 2004 to reflect the termination of the business operations of iMusic.

Going Concern

     The Company has incurred losses and negative cash flows from operations in every fiscal period since inception and has an accumulated deficit of $226.0 million and $205.6 million as of December 31, 2004 and March 31, 2005, respectively. For the year ended December 31, 2004, the Company incurred a net loss of

$3.311 million (including $2.248 million from discontinued operations) and negative operating cash flows of $3.473 million. For the three months ended March 31, 2005, the Company incurred a net loss from continuing operations of $375,000 and had negative operating cash flows of $372,000. As of March 31, 2005, the Company had net working capital of $81,000 and stockholders’ equity of $174,000, as compared to a net working capital deficiency of $18.438 million (including liabilities of discontinued operations held for disposal of $18.920 million, almost all of which were liquidated effective February 28, 2005) and a stockholders’ deficiency of $20.259 million as of December 31, 2004. Through December 31, 2003, ADI had funded substantially all of the operations of ARTISTdirect Records. Effective July 30, 2004, ADI’s remaining $12.0 million funding obligation to ARTISTdirect Records was extinguished, and effective February 28, 2005, the ADI sold all of its interest in ARTISTdirect Records to Radar Records for a cash payment of $115,000.

     During 2003, the Company restructured its operations, laid off most of its staff and reduced operating costs. Subsequently, management has continued its efforts to improve and expand operations and cash flows at its online music network. However, it is uncertain whether the Company’s available cash resources will be sufficient to meet anticipated capital requirements through December 31, 2005. If sufficient capital is not available, then the Company may not be able to fund its operations. To the extent that the Company is unable to obtain the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and the Company may consider a formal or informal restructuring or reorganization.

     As a result of the conditions described above, the Company’s independent registered public accounting firm has included an explanatory paragraph in their 2004 report on the Company’s consolidated financial statements indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

     The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, stock-based compensation, and impairment of long-lived assets and goodwill. These accounting policies are discussed in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as well as in the notes to the December 31, 2004 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2004.

RESULTS OF OPERATIONS

     The Company evaluates the performance of its business segments based on earnings or loss before interest, taxes, depreciation and amortization, including stock-based compensation (“EBITDA”). Included in EBITDA are direct operating expenses for each segment. The following table summarizes net revenue and EBITDA by segment for the three months ended March 31, 2004 and 2005. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments. The segment data presented below has been restated for all periods to reflect the segment structure at December 31, 2004.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net Revenue:
E-commerce	$635	$723
Media	655	240

	$1,290	$963

EBITDA:
E-commerce	$42	$60
Media	244	33

	286	93
Corporate	(635)	(504)

	$(349)	$(411)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Reconciliation of EBITDA to Net Income (Loss):
EBITDA per segments	$(349)	$(411)
Depreciation and amortization	(30)	(77)
Interest income, net	4	11
Loss from discontinued operations:
ARTISTdirect Records, LLC	(271)	(179)
iMusic record label	—	(56)
Gain from sale of ARTISTdirect Records, LLC	21,079	—

Net income (loss)	$20,433	$(712)

     The following table presents the Company’s consolidated statements of operations, excluding income (loss) from discontinued operations, as a percentage of revenue, for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Net revenue:
E-commerce	49.2%	75.1%
Media	50.8%	24.9%

Total net revenue	100.0%	100.0%

Cost of revenue:
Direct cost of revenue	60.7%	59.7%
Other cost of revenue	8.5%	20.6%

Total cost of revenue	69.2%	80.3%

Gross profit	30.8%	19.7%

Operating expenses:

	Three Months Ended March 31,
	2005	2004
Sales and marketing	2.9%	3.2%
General and administrative	55.0%	59.2%
Depreciation and amortization	2.3%	8.0%

Total operating costs	60.2%	70.4%

Loss from operations	(29.4%)	(50.7%)
Interest income, net	0.3%	1.1%

Loss from continuing operations	(29.1%)	(49.6%)

Net Revenue

     Net revenue increased by $327,000 or 34.0% to $1,290,000 for the three months ended March 31, 2005. as compared to $963,000 for the three months ended March 31, 2004. E-Commerce revenue decreased by $88,000 or 12.2% to $635,000 for the three months ended March 31, 2005, as compared to $723,000 for the three months ended March 31, 2004, primarily due to a decrease in sales of products related to one music merchandising entity. Media revenue increased by $415,000 or 172.9% to $655,000 for the three months ended March 31, 2005, as compared to $240,000 for the three months ended March 31, 2004, as a result of an increase in the number of online advertisers, an increase in the cost per thousand (“CPM”) impressions rate earned from the sales of impression and non-impression based advertising and offline sponsorships, and expansion of the Company’s affiliations with other websites for which the Company both markets advertising and participates in advertising revenues.

     During the three months ended March 31, 2004 and 2005, approximately 60% and 70%, respectively, of revenues from E-commerce were generated from the products related to one music merchandising entity. During the three months ended March 31, 2005, the Company’s media revenues were generated by one outside sales organization which represented the Company with respect to advertising and sponsorship sales on the Company’s web-site.

     During 2005, the Company intends to continue to focus on increasing revenue from its media operations business segment, which generates revenues from the sale of online advertising and sponsorships to companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network. The Company markets and sells advertising on a CPM basis to advertising agencies and directly to various companies as part of their marketing programs. Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising based on music genre or functionality. For the years ended December 31, 2002, 2003 and 2004, media revenue represented approximately 16%, 25% and 42%, respectively, of total net revenue. For the three months ended March 31, 2004 and 2005, media revenue represented approximately 25% and 51%, respectively, of total net revenue. The Company expects that media revenue will represent in excess of 50% of total net revenue in 2005.

Cost of Revenue

     Total cost of revenue increased by $120,000 or 15.5% to $893,000 for the three months ended March 31, 2005, as compared to $773,000 for the three months ended March 31, 2004. Direct cost of revenues increased by $209,000 or 36.4% to $783,000 for the three months ended March 31, 2005, as compared to $574,000 for the three months ended March 31, 2004, as a result of an increase in advertising serving costs and sales commissions paid to third parties in conjunction with increased media revenues. This increase was partially offset by a decrease of $62,000 in the cost of goods sold due to the decrease in e-commerce merchandise sales. Other cost of revenue, which consists of internal fixed costs, decreased by $89,000 or 44.7% to $110,000 for the three months ended March 31, 2005, as compared to $199,000 for the three months ended March 31, 2004. The Company has reduced these internal fixed costs, primarily consisting of payroll and payroll related costs, by increasing third party variable costs, which are reported as direct cost of sales due to their variable nature, thus resulting in the reduction in other cost of revenue.

Operating Expenses

     Sales and Marketing. Sales and marketing expense increased by $6,000 or 19.4% to $37,000 for the three months ended March 31, 2005, as compared to $31,000 for the three months ended March 31, 2004. The increase in 2005 as compared to 2004 was primarily attributable to an increase in expenses related to traffic analysis and reporting for the Company’s website.

     General and Administrative. General and administrative expense increased by $139,000 or 24.4% to $709,000 for the three months ended March 31, 2005 as compared to $570,000 for the three months ended March 31, 2004. Included in general and administrative expenses in 2004 and 2005 were $23,000 and $17,000, respectively, of costs related to business development activities.

     The increase in general and administrative expense in 2005 as compared to 2004 was primarily attributable to the awarding of discretionary cash bonuses to the Company’s senior executives of $125,000 that were recorded during the three months ended March 31, 2005 as described below. Excluding such management bonuses, general and administrative expenses would have increased by $14,000 or 2.5% in 2005 as compared to 2004.

     During March 2005, the Company awarded discretionary cash bonuses to its Chief Executive Officer and Chief Financial Officer aggregating $125,000, which are payable when such amount would represent no more than 10% of the Company’s cash balances. The Company awarded such bonuses as consideration for management successfully completing the restructuring of the Company during the three months ended March 31, 2005. In particular, management restructured the Company’s internet operations, which had sustained losses since inception, into a growing, profitable business segment; negotiated the extinguishment of the Company’s $12.0 million funding obligation to ARTISTdirect Records; and disposed of the Company’s investment in ARTISTdirect Records effective February 28, 2005, which resulted in the elimination of $19.137 million of liabilities from the Company’s consolidated balance sheet at that date. Such bonuses were reviewed and approved by the Company’s Board of Directors.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $47,000 or 61.0% to $30,000 for the three months ended March 31, 2005, as compared to $77,000 for the three months ended March 31, 2004. The decrease in 2005 as compared to 2004 was due to certain computer equipment being fully depreciated during 2004.

Interest Income

     Interest income for the three months ended March 31, 2005 was $4,000, as compared to interest income of $11,000 for the three months ended March 31, 2004, as a result of lower average cash balances in 2005 as compared to 2004.

Loss from Continuing Operations

     As a result of the aforementioned factors, the loss from continuing operations was $375,000 for the three months ended March 31, 2005, as compared to $477,000 for the three months ended March 31, 2004.

Discontinued Operations

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

In conjunction with this transaction, at February 28, 2005, ADI wrote-off the intercompany balance due from ARTISTdirect Records ($80,000 at February 28, 2005), which was eliminated in consolidation. Radar Records acquired the common stock of ARTISTdirect Recordings subject to the rights of BMG. Radar Records also agreed to offer to investors who had provided bridge funding to ARTISTdirect Records, excluding Frederick W. Field and entities related or controlled by him, the right to acquire proportional shares (based on the amount of bridge funding made by each bridge investor in ARTISTdirect Records) of the common stock of ARTISTdirect Recordings on the same terms and conditions as set forth in the Transfer Agreement.

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

     As a result of the sale of all of ADI’s interest in ARTISTdirect Recordings to Radar Records effective February 28, 2005, ADI has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004 in accordance with SFAS No. 144. Accordingly, the Company has restated its consolidated financial statements for the three months ended March 31, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.

     As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, ADI recognized a net gain (primarily non-cash) in its consolidated statement of operations for the three months ended March 31, 2005 of $21.079 million, primarily as a result of the elimination of the liabilities of ARTISTdirect Records computed as follows:

(in thousands)
Liabilities disposed of:
Current liabilities
Accounts payable and accrued expenses	$421
Net liability to BMG, principal distributor	8,866
Current portion of bridge notes payable -
Outside investors	1,198
Minority investor - Ted Field	1,821

Total current liabilities	12,306
Non-current liabilities
Loan due to BMG, principal distributor	5,558
Non-current portion of bridge notes payable -
Minority investor - Ted Field	1,273

Total liabilities disposed of	19,137
Minority interest relieved	1,842
Cash proceeds received	115

Total	21,094
Less: Assets disposed of
Property and equipment, net	(15)

Net gain from sale	$21,079

     A summary of the loss from discontinued operations for the three months ended March 31, 2005 and 2004 is presented below:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
			iMusic
	ARTISTdirect	ARTISTdirect	Record
	Records, LLC	Records, LLC	Label	Total
Net revenue	$—	$—	$—	$—
Cost of revenue	14	442	54	496

Gross loss	(14)	(442)	(54)	(496)
Operating expenses:
Sales and marketing	18	55	2	57
General and administrative	25	138	—	138
Depreciation and amortization	1	6	—	6

Total operating expenses	44	199	2	201

Loss from operations	(58)	(641)	(56)	(697)
Other income (expense):
Minority interest	116	288	—	288
Interest expense	(128)	(131)	—	(131)
Forgiveness of debt	—	482	—	482
Amortization of bridge note warrants	(201)	(177)	—	(177)

	(213)	462	—	462

Net loss	$(271)	$(179)	$(56)	$(235)

     As a result of the sale of the Company’s interest in ARTISTdirect Records effective February 28, 2005, the Company’s net operating loss carryforwards of approximately $135 million at December 31, 2004 for Federal income tax purposes were reduced by approximately $21 million.

Net Income (Loss)

     As a result of the foregoing factors, net income was $20.433 million for the three months ended March 31, 2005, as compared to a net loss for the three months ended March 31, 2004 of $712,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its activities during the past few years from the sale of its equity securities. As of March 31, 2005 and December 31, 2004, the Company had $931,000 and $1.156 million of unrestricted cash and cash equivalents, respectively. At March 31, 2005, the Company had working capital of $81,000, as compared to a working capital deficiency of $18.438 million at December 31, 2004, primarily because of the consolidation of ARTISTdirect Records, which had liabilities of $18.770 million at December 31, 2004. Effective February 28, 2005, the Company sold 100% of its interest in ARTISTdirect Records for a cash payment of $115,000, as a result of which the Company no longer had any equity or other economic interest in ARTISTdirect Records. As a result of the sale of the Company’s interest in ARTISTdirect Records effective February 28, 2005, the liabilities of ARTISTdirect Records were eliminated from the Company’s balance sheet at that date.

     During 2003, the Company restructured its operations, laid off most of its staff and reduced operating costs. Subsequently, the Company has been attempting to improve and expand operations and cash flows at its online music network. However, it is uncertain whether the Company’s available cash resources will be sufficient to meet anticipated capital requirements during the remainder of 2005. If sufficient capital is not available, then the Company may not be able to fund its operations. To the extent that the Company is unable to obtain the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and it may consider a formal or informal restructuring or reorganization.

     As a result of the conditions described above, the Company’s independent registered public accounting firm has included an explanatory paragraph in their 2004 report on the Company’s consolidated financial statements indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Operating. Net cash used in operating activities was $372,000 and $2,349,000 for the three months ended March 31, 2005 and 2004, respectively. Net cash used in continuing operations was $334,000 and $520,000 for the three months ended March 31, 2005 and 2004, respectively. Net cash used in discontinued operations was $38,000 and $1,829,000 for the three months ended March 31, 2005 and 2004, respectively.

     Accounts receivable decreased by $152,000 or 20.2% to $599,000 at March 31, 2005, as compared to $751,000 at December 31, 2004, as a result of a seasonal decrease in media billings for the three months ended March 31, 2005 as compared to the three months ended December 31, 2004, and increased cash collections during the three months ended March 31, 2005.

     Finished goods inventory increased by $207,000 or 150.0% to $345,000 at March 31, 2005, as compared to $138,000 at December 31, 2004, as a result of normal seasonal inventory fluctuations with respect to the products related to one music merchandising entity.

     Investing. Net cash provided by investing activities was $111,000 for the three months ended March 31, 2005, which consisted of the proceeds from the sale of ARTISTdirect Records of $115,000, offset by purchases of property and equipment of $4,000. Net cash used in investing activities was $12,000 for the three months ended March 31, 2004, which consisted of an increase in short-term investments.

     Financing. Net cash provided by financing activities was $36,000 for the three months ended March 31, 2005, which consisted of the issuance of bridge notes by ARTISTdirect Records of $37,000, offset by an increase in restricted cash of $1,000. Net cash provided by financing activities was $1,890,000 for three months ended March 31, 2004, which consisted of the issuance of bridge notes by ARTISTdirect Records.

PRINCIPAL COMMITMENTS

     At March 31, 2005, the Company did not have any material commitments for capital expenditures. As of March 31, 2005, the Company’s principal commitments consisted of contractual commitments as summarized below.

	Payments Due by Period
	(in thousands)
		Less than	Between	Between	After
Contractual cash obligations	Total	1 year	2-3 years	4-5 years	5 years
Employment contracts	$344	$275	$69	$—	$—

Total contractual cash obligations	$344	$275	$69	$—	$—

OFF-BALANCE SHEET ARRANGEMENTS

     At March 31, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

     The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s principal executive officer and financial officers concluded that there were material weaknesses in the Company’s internal controls, including those which relate to the segregation of duties and the review, approval and reconciliation of accounting data and entries. The Company is addressing these issues by reviewing and revising its internal accounting policies and procedures, expanding the resources allocated to the accounting department, and reviewing its accounting and management information systems software.

(b) Changes in Internal Controls

     There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On March 29, 2005, the Company issued to each of the Company’s four non-management directors (including the Chairman of the Board of Directors) a non-plan, non-qualified stock option to purchase 92,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock options were fully vested at issuance. The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $250,240.

     On March 29, 2005, the Company issued to its Chief Executive Officer a non-plan, non-qualified stock option to purchase 200,341 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option will vest monthly over the remaining term of the Chief Executive Officer’s employment agreement, which expires on August 15, 2006. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $136,232.

     On March 29, 2005, the Company issued to its Chief Financial Officer a non-plan, non-qualified stock option to purchase 110,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option will vest monthly over a three year period from the date of issuance. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $74,800.

     On March 29, 2005, the Company issued to its Executive Vice President a non-plan, non-qualified stock option to purchase 92,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option will vest monthly over a period of two years. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $62,560.

     The stock options referred to above were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTISTDIRECT, INC.
(Registrant)

Date: May 20, 2005	By:	/s/ JONATHAN V. DIAMOND

Jonathan V. Diamond
Chief Executive Officer
(Duly Authorized Officer)

Date: May 20, 2005	By:	/s/ ROBERT N. WEINGARTEN

Robert N. Weingarten
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 — 7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 — 7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.1	Termination Agreement made as of July 30, 2004 among the Registrant, ARTISTdirect Records, LLC and BMG Music. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed on August 20, 2004.

10.2	Transfer Agreement between ARTISTdirect Recordings, Inc., ARTISTdirect, Inc. and Radar Records Holdings, Inc. dated as of December 31, 2004. Incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed on March 4, 2005.

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.