Form 10-K/A
period 2004-12-31
ARTISTDIRECT INC
filed 2005-07-26
CIK 1095079

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

EXPLANATORY NOTE

     This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 includes the independent auditors reports of KPMG LLP, independent registered public accounting firm dated February 14, 2003 except for notes 10 and 13 which are dated as of December 31, 2004 for ARTISTdirect, Inc. and ARTISTdirect Records, LLC and the consents to the incorporation by reference on the Form S-8 of such reports. We have also filed to make other minor changes to improve our disclosures. Except as required to reflect the changes noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

ARTISTDIRECT INC.

ANNUAL REPORT ON FORM 10-K/A

     This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 contains” forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward looking statements may include, among others, statements concerning the Company’s expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed or implied by the forward-looking statements contained herein.

     Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-K/A for the fiscal year ended December 31 ,2004, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

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

If We are Unable To Grow Our Online Advertising Significantly In The Near Future, Our Business May Be Adversely Affected

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

     The amount of consideration received by us was determined with reference to various factors, including, but not limited to, our future business plans and intention to focus on our internet and web-site operations, ARTISTdirect Records’ current limited capital resources and substantially reduced level of operations, ARTISTdirect Records’ future business plans and capital requirements and the likelihood of obtaining such capital on a timely basis and under reasonable terms and conditions, the unpaid costs that we have advanced ARTISTdirect Records to date and would be required to continue to advance ARTISTdirect Records in the future, and the probability of our obtaining a return on our investment to date of $33.0 million in ARTISTdirect Records.

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

     During 2005, we intend to focus on increasing revenue from our Media operations business segment, which generates revenues from the sale of online advertising and sponsorships to companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network. We market and sell advertising on a cost-per-impression (CPM) basis to advertising agencies and directly to various companies as part of their marketing programs. Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising based on music genre or functionality. For the years ended December 31, 2002, 2003 and 2004, media revenue represented approximately 16%, 25% and 42%, respectively, of total net revenue. In 2004, media revenue increased approximately 83% over the previous year. In 2005, we expect that media revenue will continue to increase to in excess of 50% of total net revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our activities during the past few years from the sale of our equity securities. As of December 31, 2004, we had $1,156,000 of unrestricted cash and cash equivalents. We had a working capital deficiency of $18.438 million at December 31, 2004, primarily because of the consolidation of ARTISTdirect Records, which had liabilities of $18.770 million at such date. Effective February 28, 2005, we sold 100% of our interest in ARTISTdirect Records for a cash payment of $115,000, as a result of which we no longer had any equity or other economic interest in ARTISTdirect Records. As a result of the disposition of our interest in ARTISTdirect Records effective February 28, 2005, the liabilities of ARTISTdirect Records were eliminated from our balance sheet at that date.

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

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

     We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that there were material weaknesses in our internal controls, including those which relate to the segregation of duties and the review, approval and reconciliation of accounting data and entries. The Company is addressing these issues by reviewing and revising its internal accounting policies and procedures, expanding the resources allocated to the accounting department, and reviewing its accounting and management information systems software.

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

     The Company’s Certificate of Incorporation provides for a classified Board of Directors consisting of three classes of directors with staggered three-year terms, with each class as nearly equal in number as possible as determined by the Board. The Board currently consists of five persons. Mr. Field is a member of Class I. Mr. Diamond and Mr. Pulier have been designated as members of Class II. Mr. Boutros-Ghali and Mr. Villard have been designated as members of Class III.

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

     Teymour Boutros-Ghali. Mr. Boutros-Ghali has served as a director since January 18, 2005. From January 2002 to present, Mr. Boutros-Ghali has served as the Managing Partner of Monitor Ventures, an early stage venture investor and advisory firm that is part of the Monitor Group, a global strategy consulting firm and merchant bank with almost $2 billion under management. From January 2000 to January 2002, he worked as an independent consultant for Monitor Group and Digital Evolution. He also served as the Chief Executive Officer for AllBusiness from April 1997 to January 2000. For the past five years Mr. Boutros-Ghali has served as a director for various private companies. From June 2004 to present he has served as a director for Hydropoint Data Systems. From 2001 to 2002, and 2001 to 2003, Mr. Boutros-Ghali served as a director for Switchouse and Digital Evolution, respectively. Mr. Boutros-Ghali received S.M. and a Ph.D. Degrees from the Massachusetts Institute of Technology in 1982 and 1980, respectively. He also received B.A. and M.A. Degrees in Electrical Engineering from Cambridge University in 1976.

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

     Eric Pulier. Mr. Pulier has served as a director since November 29, 2004. Currently, Mr. Pulier serves as the Executive Chairman of SOA Software, Inc., a position which he has held since 2001. From 1998 to 2000, Mr. Pulier also served as a Director for MPOD, Inc. In addition, he has served as a Director for various companies such as Gluecode, Inc. and CTM Center for Telecom management. Mr. Pulier has been a pioneer in the software and digital interactive industries for over 15 years. He has been instrumental in establishing ground-breaking technology companies in several sectors including media management (IVT), Professional Services (US Interactive), voice systems (VoiceTap), and peer-to-peer networking (Mediator). Mr. Pulier received a B.A. Degree from Harvard University in 1988.

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

     Yokomoto Consulting Agreement

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

KPMG LLP

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

     (3) EXHIBITS

     A list of exhibits required to be filed as part of this Annual Report on Form 10-K/A is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTDIRECT, INC.
(Registrant)

Date: July 25, 2005	By:	/s/ JONATHAN V. DIAMOND

Jonathan V. Diamond
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK W. FIELD	Chairman of the Board of Directors	July 25, 2005

Frederick W. Field

/s/ JONATHAN V. DIAMOND	President, Chief Executive Officer and Director	July 25, 2005

Jonathan V. Diamond

/s/ ROBERT N. WEINGARTEN	Chief Financial Officer	July 25, 2005

Robert N. Weingarten

/s/ ERIC PULIER	Director	July 25, 2005

Eric Pulier

/s/ TEYMOUR BOUTROS-GHALI	Director	July 25, 2005

Teymour Boutros-Ghali

/s/ DIMITRI VILLARD	Director	July 25, 2005

Dimitri Villard

/s/ NICHOLAS TURNER	Executive Vice President	July 25, 2005

Nicholas Turner

/s/ JAMES N. LANE	Director	July 25, 2005

James N. Lane

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

/s/ GUMBINER SAVETT INC.

Santa Monica, California
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ARTISTdirect, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity (deficiency) and cash flows of ARTISTdirect, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ARTISTdirect, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with United States generally accepted accounting principles.

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
February 14, 2003,
except as to
Notes 10 and 13,
which are as of
July 18, 2005

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

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

				Additional
	Common Stock		Treasury	Paid-In
	Shares	Amount	Stock	Capital
Balance at December 31, 2001	3,460,608	$38	$(3,442)	$208,173
Issuance of options/warrants	––	––	––	31
Amortization of unearned compensation	––	––	––	––
Issuance of securities for employee stock purchase plan	1,134	––	––	4
Unrealized loss on available for sale investments	––	––	––	––
Net loss	––	––	––	––

Balance at December 31, 2002	3,461,742	38	(3,442)	208,208
Issuance of warrants for legal settlement	––	––	––	100
Issuance of common stock for services	40,000	––	––	20
Amortization of unearned compensation	––	––	––	––
Issuance of securities for employee stock purchase plan	375	––	––	––
Unrealized loss on available for sale securities	––	––	––	––
Adjustment resulting from change to consolidation from equity accounting for ARTISTdirect Records, LLC effective December 31, 2003	––	––	––	800
Net loss

Balance at December 31, 2003	3,502,117	38	(3,442)	209,128
Unrealized loss on available for sale securities	—	—	—	—
Issuance of warrants as settlement and for services rendered	—	—	—	7
Net loss	—	—	—	—

Balance at December 31, 2004	3,502,117	$38	$(3,442)	$209,135

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Unrealized
			Gain (Loss)	Total
			on Available	Stockholders’
	Unearned	Accumulated	for Sale	Equity
	Compensation	Deficit	Securities	(Deficiency)
Balance at December 31, 2001	$(745)	$(152,786)	$146	$51,384
Issuance of options/warrants	(31)	––	––	––
Amortization of unearned compensation	336	––	––	336
Issuance of securities for employee stock purchase plan	––	––	––	4
Unrealized loss on available for sale investments	––	––	(78)	(78)
Net loss		(48,192)		(48,192)

Balance at December 31, 2002	(440)	(200,978)	68	3,454
Issuance of warrants for legal settlement	––	––	––	100
Issuance of common stock for services	––	––	––	20
Amortization of unearned compensation	440	––	––	440
Issuance of securities for employee stock purchase plan	––	––	––	––
Unrealized loss on available for sale securities	––	––	(58)	(58)
Adjustment resulting from change to consolidation from equity accounting for ARTISTdirect Records, LLC effective December 31, 2003	––	––	––	800
Net loss		(21,701)		(21,701)

Balance at December 31, 2003	––	(222,679)	10	(16,945)
Unrealized loss on available for sale securities	—	—	(10)	(10)
Issuance of warrants as settlement and for services rendered	—	—	—	7
Net loss	—	(3,311)	—	(3,311)

Balance at December 31, 2004	$—	$(225,990)	$—	$(20,259)

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net loss	$(48,192)	$(21,701)	$(3,311)
Loss from discontinued operations	1,233	298	2,248
Loss from equity investment in ARTISTdirect Records, LLC	29,236	9,256	—
Cumulative effect of consolidation of ARTISTdirect Records, LLC	—	5,255	—

Loss from continuing operations	(17,723)	(6,892)	(1,063)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	2,814	1,014	223
Loss from equity investment	16	64	—
Forgiveness of debt by officer	––	(411)	—
Loss from impairment of goodwill	788	—	––
Loss from sale and abandonment of property and equipment	—	2,225	—
Provision for doubtful accounts and sales returns	63	89	110
Stock-based compensation	4,981	560	7
Adjustment as a result of reclassification of assets and liabilities of ARTISTdirect, LLC to assets and liabilities of discontinued operations held for disposal	—	(7)	9
Changes in operating assets and liabilities, net of effects from consolidation of ARTISTdirect Records, LLC:
(Increase) decrease in -
Accounts receivable	(90)	(526)	(574)
Prepaid expenses and other current assets	360	882	93
Other assets	(390)	380	(5)
Increase (decrease) in -
Accounts payable, accrued expenses and other liabilities	(1,043)	(2,373)	575
Deferred revenue	108	(144)	—

Net cash used in continuing operations	(10,116)	(5,139)	(625)
Net cash used in discontinued operations	(1,045)	(284)	(2,848)

Net cash used in operating activities	(11,161)	(5,423)	(3,473)

Cash flows from investing activities:
Purchases of property and equipment	(381)	—	(55)
Proceeds from sales of equipment	15	123	—
Sale/maturity of short-term investments, net	12,316	5,045	1,012

Net cash provided by continuing operations	11,950	5,168	957
Net cash used in discontinued operations	(24,750)	(2,743)	––

Net cash provided by (used in) investing activities	(12,800)	2,425	957

Cash flows from financing activities:
Decrease in restricted cash	851	1,807	175
Proceeds from employee stock purchase plan	4	—	––

Net cash provided by continuing operations	855	1,087	175
Net cash provided by discontinued operations	—	—	2,778

Net cash provided by financing activities	855	1,807	2,953

Cash and cash equivalents:
Net increase (decrease)	(23,106)	(1,191)	437
Balance at beginning of year	25,016	1,910	719

Balance at end of year	$1,910	$719	$1,156

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$—	$––	$––

Income taxes	$––	$––	$––

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

4. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Significant non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Issuance/cancellation of options/warrants	$31	$—	$—
Cumulative effect of consolidation of ARTISTdirect Records, LLC:

Losses previously allocated to minority members of ARTISTdirect Records, LLC, resulting in an increase in loans payable	––	(5,255)	—

The components of net cash provided by (used in) investing and financing activities related to discontinued operations are as follows:

	Years Ended December 31,
	2002	2003	2004
Investing activities:
Investment in and advances to ARTISTdirect Records, LLC	$(25,000)	$(2,750)	$—
Sale of equity interest in ARTISTdirect Records, LLC	250	—	—
Consolidation of ARTISTdirect Records, LLC	—	7	—

	$(24,750)	$(2,743)	$—

Financing activities:
Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC	$—	$—	$2,778

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

7. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RESERVE FOR SALES RETURNS

     A summary of the activity with respect to the allowance for doubtful accounts is as follows:

	Years Ended December 31,
Continuing Operations	2002	2003	2004
	(in thousands)
Balance, beginning of year	$83	$40	$88
Provision for doubtful accounts	42	83	110
Amounts charged off	(85)	(35)	(27)

Balance, end of year	$40	$88	$171

	Years Ended December 31,
Discontinued Operations	2002	2003	2004
	(in thousands)
Balance, beginning of year	$1,501	$—	$55
Provision for doubtful accounts	—	—	(16)
Amounts charged off/collected	(1,501)	—	—
Adjustment relating to change to consolidation from equity accounting for Artistdirect Records, effective December 31, 2003	—	55	—

Balance, end of year	$—	$55	$39

     A summary of the activity with respect to the reserve for sales returns is as follows:

	Years Ended December 31,
Continuing Operations	2002	2003	2004
	(in thousands)
Balance, beginning of year	$11	$18	$12
Provision for sales returns	21	6	—
Amounts charged off	(14)	(12)	(12)

Balance, end of year	$18	$12	$—

	Years Ended December 31,
Discontinued Operations	2002	2003	2004
	(in thousands)
Balance, beginning of year	$—	$264	$255
Provision for sales returns	382	689	597
Amounts charged off	(118)	(858)	(653)
Adjustment relating to change to consolidation from equity accounting for Artistdirect Records, effective December 31, 2003	—	160	—

Balance, end of year	$264	$255	$199

8. ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

	December 31,
	2003	2004
	(in thousands)
Accrued cost of sales	$180	$239
Accrued payroll and related	78	124
Accrued professional fees	174	180
Accrued rent	56	224
Other accrued expenses	534	507

Total accrued expenses	$1,022	$1,274

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

     ADI has no recorded investment in its loans to ARTISTdirect Records, as the carrying amount of the loans had been reduced to zero as a result of ADI recording its share of losses of ARTISTdirect Records during the years ended December 31, 2002 and 2003. ADI did not record interest income on the loans to ARTISTdirect Records. The interest expense of ARTISTdirect Records is eliminated in consolidation. As such, interest expense related to ADI is not included in allocating losses to the minority interest in ARTISTdirect Records.

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

     During the years ended December 31, 2003 and 2004, Mr. Field loaned $898,000 and $2.778 million, respectively, to ARTISTdirect Records (see Note 12).

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

     The amount of consideration received by ADI was determined with reference to various factors, including, but not limited to, ADI’s future business plans and intention to focus on its internet and web-site operations, ARTISTdirect Records’ current limited capital resources and substantially reduced level of operations, ARTISTdirect Records’ future business plans and capital requirements and the likelihood of obtaining such capital on a timely basis and under reasonable terms and conditions, the unpaid costs that ADI has advanced ARTISTdirect Records to date and would be required to continue to advance ARTISTdirect Records in the future, and the probability of ADI obtaining a return on its investment to date of $33.0 million in ARTISTdirect Records.

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

Year Ended
December 31,
2002
(in thousands)
Agency commission revenues	$259
Cost of revenues	85

Gross profit	174
General and administrative	27

Income from discontinued operations	$147

15. INCOME TAXES

     Income taxes differ from the amount computed using a tax rate of 35% as a result of the following:

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Computed expected tax benefit	$(16,919)	$(7,595)	$(1,145)
State and local income taxes, net of federal income tax benefit	(2,311)	(1,302)	19

Goodwill write-off	276	—	––

Amortization of bridge notes	—	—	648
Adjustments to deferred tax assets	2,172	28,396	2,058
Other	20	—	20

	(16,762)	19,499	1,600
Increase (decrease) in valuation allowance	16,762	(19,499)	(1,600)

Total tax benefit	$––	$––	$––

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

     At December 31, 2004, the Company had net operating loss carryforwards totaling approximately $135 million for Federal income tax purposes expiring beginning in 2020 and California state net operating loss carryforwards of approximately $123 million expiring beginning in 2008. As a result of the disposition of ARTISTdirect Records effective February 28, 2005, the Company’s net operating loss carryforwards for Federal income tax purposes were reduced by approximately $21 million.

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
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ARTISTdirect Records, LLC

We have audited the accompanying statements of operations, members’ deficit and cash flows of ARTISTdirect Records, LLC (the “Company”) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ARTISTdirect Records, LLC for the year ended December 31, 2002, in conformity with United States generally accepted accounting principles.

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

     On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records for a cash payment of $115,000, as a result of which ADI no longer had any equity or other economic interest in the Company, and Radar Records became the owner of a majority of the membership interests of the Company and also acquired the receivable reflecting the $33.0 million of loan advances previously provided to the Company by ADI.

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 — 7 thereto.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 — 7 thereto.

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.4 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Registrant’s Certificate of Incorporation and Bylaws determining the rights of holders of the Registrant’s common stock.

4.2	Specimen common stock certificate. Incorporated by reference to Exhibit 4.2 in the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No 333-87547), as amended by Amendment No.’s 1 — 7 thereto.

4.3	Registration Rights Letter Agreement dated May 31, 2001 between the Registrant and Frederick W. Field. Incorporated by reference to Exhibit 3 filed in connection with the Registrant’s Definitive Proxy Statement on June 11, 2001.

10.1	Amendment No. 1 dated February 27, 2002 to the Agreement dated July 19, 2000 between the Registrant and Ticketmaster. Incorporated by reference to Exhibit 10.35 in the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.2	Escrow Agreement dated March 13, 2002 among the Registrant, Ticketmaster and JPMorgan Chase Bank. Incorporated by reference to Exhibit 10.36 in the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.3	Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc. Incorporated by reference to Exhibit 10.37 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

10.4	Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect, Inc. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr. Field. Incorporated by reference to Exhibit 10.38 in the Registrant’s Current Report on Form 8-K filed on December 13, 2002.

10.5	Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect Records, L.L.C. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field. Incorporated by reference to Exhibit 10.39 in the Registrant’s Current Report on Form 8-K filed on December 13, 2002.

10.6	Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Keith Yokomoto to amend the Employment Agreement dated July 1, 2001 between ARTISTdirect, Inc. and Mr. Yokomoto. Incorporated by reference to Amendment No. 1 to Exhibit 10.40 in the Registrant’s Quarterly Report on Form 10-Q/A filed on December 23, 2002.

10.7	Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Marc Geiger to amend the Employment Agreement dated July 28, 1998, as amended on July 1, 2001, between ARTISTdirect, Inc. and Mr. Geiger. Incorporated by reference to Exhibit 10.41 in the Registrant’s Current Report on Form 8-K filed on December 23, 2002.

EXHIBIT
NUMBER	DESCRIPTION
10.8	Letter Agreement dated December 11, 2002 between the Registrant and Benn Co., LLC consenting to the assignment by Old Glory Boutique Distributing, Inc. to Benn Co., LLC of the Agreement dated October 22, 2001 between the Registrant and Old Glory Boutique Distributing, Inc. Incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003.

10.9	Agreement for Services dated as of June 13, 2002 between the Registrant and Frankel & Company. Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003.

10.10	Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect, Inc. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr. Field. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003.

10.11	Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect Records, L.L.C. and Frederick Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003.

10.12	Employment Agreement dated as of September 29, 2003 by and between the Registrant and Jon Diamond. Incorporated by reference to Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

10.13	Notice of Grant of Stock Option dated as of September 29, 2003 by and between the Registrant and Jon Diamond. Incorporated by reference to Exhibit 10.4 in the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

10.14	Settlement, Release and Termination of Lease Agreement dated as of September 8, 2003, by and between 5670 Wilshire L.P. and the Registrant. Incorporated by reference to Exhibit 10.5 in the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

10.15	Termination Agreement and Mutual Release by Keith Yokomoto and the Registrant dated as of December 31, 2003. Incorporated by reference to Exhibit 10.15 in the Registrant’s Annual Report on Form 10-K filed on May 17, 2004.

10.16	Form of Director Indemnification Agreement. Incorporated by reference to Exhibit 10.29 in the Registrant’s Registration Statement on Form S-1 filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1-7 thereto.

10.17	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit 10.30 in the Registrant’s Registration Statement on Form S-1 filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1-7 thereto.

10.18	Notice of Grant of Stock Option dated as of March 29, 2004 by and between the Registrant and Robert N. Weingarten. Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed on August 20, 2004.

10.19	Termination Agreement made as of July 30, 2004 among the Registrant, ARTISTdirect Records, LLC and BMG Music. Incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed on August 20, 2004.

10.20	Trademark Assignment and Purchase Agreement between ARTISTdirect, Inc. and Apple Computer, Inc. dated November 12, 2004. Incorporated by reference to Exhibit 10 in the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.21	Transfer Agreement between ARTISTdirect Recordings, Inc., ARTISTdirect, Inc. and Radar Records Holdings, Inc. dated as of December 31, 2004. Incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed on March 4, 2005.

EXHIBIT
NUMBER	DESCRIPTION
14.1	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 14.1 in the Registrant’s Annual Report on Form 10-K filed on May 17, 2004.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 in the Registrant’s Registration Statement on Form S-1 initially filed on November 22, 2000 (Registration No 333-50576), as amended by Amendment No.’s 1 — 5 thereto.

23.1	Consent of Gumbiner Savett Inc., independent registered public accounting firm, with respect to ARTISTdirect, Inc. and subsidiaries

23.2	Consent of Gumbiner Savett Inc., independent registered public accounting firm, with respect to ARTISTdirect Records, LLC

23.3	Consent of KPMG LLP, independent registered public accounting firm, with respect to ARTISTdirect, Inc. and subsidiaries

23.4	Consent of KPMG LLP, independent registered public accounting firm, with respect to ARTISTdirect Records, LLC

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act