Form 10QSB
period 2005-06-30
ARTISTDIRECT INC
filed 2005-08-18
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of August 2, 2005, the Company had 4,885,852 shares of common stock, par value $0.01 per share, issued and outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑
Documents incorporated by reference: None.

ARTISTDIRECT, INC. AND SUBSIDIARIES

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except for share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$683	$1,156
Restricted cash	177	175
Accounts receivable, net	2,310	751
Finished goods inventory	252	138
Prepaid expenses	71	58
Assets of discontinued operations	—	16

Total current assets	3,493	2,294

Property and equipment, net	84	99

Other non-current assets:
Deferred acquisition costs	437	—
Other non-current assets	20	20

	457	20

	$4,034	$2,413

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$1,392	$538
Accrued expenses	1,177	1,274
Accrued management bonuses	125	—
Accrued expenses related to pending acquisition	389	—
Liabilities of discontinued operations	150	18,920

Total current liabilities	3,233	20,732

Minority interest — discontinued operations	—	1,940

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value -
Authorized — 5,000,000 shares
Issued and outstanding — none	—	—
Common stock, $0.01 par value -
Authorized — 15,000,000 shares
Issued — 3,825,019 shares
Outstanding — 3,502,117 shares	38	38
Treasury stock, 322,902 shares, at cost	(3,442)	(3,442)
Additional paid-in-capital	209,198	209,135
Deferred compensation	(40)	—
Accumulated deficit	(204,953)	(225,990)

Total stockholders’ equity (deficiency)	801	(20,259)

	$4,034	$2,413

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue:
E-commerce	$652	$682	$1,287	$1,405
Media	2,517	499	3,172	739

Total net revenue	3,169	1,181	4,459	2,144

Cost of revenue:
Direct cost of revenue	1,622	584	2,405	1,222
Other cost of revenue	128	141	238	288

Total cost of revenue	1,750	725	2,643	1,510

Gross profit	1,419	456	1,816	634

Operating expenses:
Sales and marketing	40	64	77	95
General and administrative	733	776	1,442	1,347
Stock-based compensation	23	—	23	—
Depreciation and amortization	25	73	55	150

Total operating costs	821	913	1,597	1,592

Income (loss) from operations	598	(457)	219	(958)
Interest income, net	6	5	10	16

Income (loss) from continuing operations	604	(452)	229	(942)

Income (loss) from discontinued operations:
Loss from operations:
ARTISTdirect Records, LLC	—	(197)	(271)	(376)
iMusic record label	—	(17)	—	(60)
Gain from sale of interest in ARTISTdirect Records, LLC (substantially all non-cash)	—	—	21,079	—

Income (loss) from discontinued operations	—	(214)	20,808	(436)

Net income (loss)	$604	$(666)	$21,037	$(1,378)

Net income (loss) per common share — basic:
From continuing operations	$0.17	$(0.13)	$0.07	$(0.27)
From discontinued operations	—	(0.06)	5.94	(0.12)

Net income (loss)	$0.17	$(0.19)	$6.01	$(0.39)

Net income (loss) per common share — diluted:
From continuing operations	$0.15	$(0.13)	$0.06	$(0.27)
From discontinued operations	—	(0.06)	5.70	(0.12)

Net income (loss)	$0.15	$(0.19)	$5.76	$(0.39)

Weighted average common shares outstanding:
Basic	3,502,117	3,502,117	3,502,117	3,502,117

Diluted	3,927,844	3,502,117	3,652,081	3,502,117

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(amounts in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$604	$(666)	$21,037	$(1,378)
Other comprehensive loss:
Unrealized loss on available for sale securities	—	(2)	—	(10)

Comprehensive income (loss)	$604	$(668)	$21,037	$(1,388)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholder’s Equity (Deficiency) (Unaudited)
(amounts in thousands, except for share data)

							Total
	Common Stock		Treasury	Additional Paid-In	Accumulated	Deferred	Stockholders’ Equity
	Shares	Amount	Stock	Capital	Deficit	Compensation	(Deficiency)
Balance, December 31, 2004	3,502,117	$38	$(3,442)	$209,135	$(225,990)	$—	$(20,259)
Issuance of stock options for consulting services	—	—	—	63	—	(40)	23
Net income	—	—	—	—	21,037	—	21,037

Balance, June 30, 2005	3,502,117	$38	$(3,442)	$209,198	$(204,953)	$(40)	$801

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands, except for share data)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$21,037	$(1,378)
Income (loss) from discontinued operations	(20,808)	436

Income (loss) from continuing operations	229	(942)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	55	151
Provision for doubtful accounts and sales returns	112	166
Stock-based compensation	23	—
(Increase) decrease in -
Accounts receivable	(1,671)	(238)
Finished goods inventory	(114)	69
Prepaid expenses	(13)	(18)
Other assets	—	(5)
Increase (decrease) in -
Accounts payable, accrued expenses and other liabilities	882	30

Net cash used in continuing operations	(497)	(787)
Net cash used in discontinued operations	(38)	(2,408)

Net cash used in operating activities	(535)	(3,195)

Cash flows from investing activities:
Purchases of property and equipment	(40)	—
Proceeds from sale of interest in ARTISTdirect Records, LLC	115	—
Increase in deferred acquisition costs	(48)	—
Sale/maturity of short-term investments, net	—	1,012

Net cash provided by investing activities (all continuing operations)	27	1,012

Cash flows from financing activities:
Net cash used in continuing operations — increase in restricted cash	(2)	—
Net cash provided by discontinued operations — proceeds from issuance of bridge notes by ARTISTdirect Records, LLC during the two months ended February 28, 2005 and the six months ended June 30, 2004	37	2,195

Net cash provided by financing activities	35	2,195

Cash and cash equivalents:
Net increase (decrease)	(473)	12
Balance at beginning of period	1,156	719

Balance at end of period	$683	$731

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$—	$—

Income taxes	$—	$—

Non-cash investing and financing activities:
Accrued expenses related to pending acquisition charged to deferred acquisition costs	$389	$—

Fair value of warrants charged to deferred compensation	$63	$—

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Six Months Ended June 30, 2005 and 2004
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
     During December 2004, the Company discontinued the operations of its iMusic record label and has therefore accounted for the operations of iMusic as a discontinued operation for all periods presented. Accordingly, the Company has restated its consolidated financial statements for the three months and six months ended June 30, 2004 to reflect the termination of the business operations of iMusic.
     Effective February 28, 2005, the Company completed the sale of all of its interest in ARTISTdirect Recordings to Radar Records. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has determined that it complied with the provisions of SFAS No. 144 at December 31, 2004 with respect to the classification of the operations of ARTISTdirect Records as a discontinued operation. Accordingly, the Company has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004, and has restated its consolidated financial statements for the three months and six months ended June 30, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.
     Unless the context indicates otherwise, ARTISTdirect, Inc. and its subsidiaries are referred to herein as the “Company”.
Business Activities
     The Company is a music entertainment company, headquartered in Los Angeles, California, that features an online music network appealing to music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of web-sites offering multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce and digital music services.

     On July 28, 2005, the Company consummated the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”) (see Note 6). MediaDefender was founded in July 2000 and is headquartered in Marina del Rey, California.
     MediaDefender is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry designed to thwart Internet piracy and encourage consumers to pay for content. MediaDefender’s proprietary suite of IPP solutions covers the 15 networks that constitute over 95% of all peer-to-peer (“P2P”) file-sharing activity, as well as Internet Relay Chat and Usenet. MediaDefender employs an array of non-invasive technical countermeasures on P2P networks to frustrate attempts by users of P2P networks to locate, copy and share unauthorized copyrighted materials. MediaDefender’s solutions rely on patent-pending technology, which combines proprietary software with a robust, scalable information-technology infrastructure. Over the past four years, MediaDefender’s Internet anti-piracy solutions have been utilized by many of the major music and entertainment companies in the $160 billion global music and movie industries to thwart illegal downloading and drive consumers to pay for authorized digital content. Current customers include four major record labels and six major movie studios.
      This transaction will be accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies will be consolidated commencing August 1, 2005.
Principles of Consolidation
     The accompanying financial statements include the consolidated accounts of ADI and its subsidiaries in which it has controlling financial interests. All intercompany accounts and transactions have been eliminated in consolidation for all periods presented.
     Effective February 28, 2005, ADI sold all of its interest in ARTISTdirect Records to Radar Records for a cash payment of $115,000. As a result of the sale of all of the Company’s interest in ARTISTdirect Records, ARTISTdirect Records has been accounted for as a discontinued operation and the Company has restated its consolidated financial statements for the three months and six months ended June 30, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.
Going Concern
     The Company incurred losses and negative cash flows from operations in every fiscal period from inception through December 31, 2004, and had an accumulated deficit of $226.0 million as of December 31, 2004. For the year ended December 31, 2004, the Company incurred a net loss of $3.311 million (including $2.248 million from discontinued operations) and negative operating cash flows of $3.473 million. As of December 31, 2004, the Company had a net working capital deficiency of $18.438 million (including liabilities of discontinued operations held for disposal of $18.920 million, almost all of which were liquidated effective February 28, 2005) and a stockholders’ deficiency of $20.259 million.
     As a result of the conditions described above, the Company’s independent registered public accounting firm included an explanatory paragraph in their 2004 report on the Company’s consolidated financial statements indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     During 2003, the Company restructured its operations, laid off most of its staff and reduced operating costs. Subsequently, management continued its efforts to improve and expand operations and cash flows at its online music network, and during the three months and six months ended June 30, 2005, the Company generated income from continuing operations of $604,000 and $229,000, respectively. The Company had previously recorded losses from continuing operations through March 31, 2005.
     On July 28, 2005, the Company consummated the acquisition of MediaDefender. The aggregate consideration for the acquisition was $42.5 million in cash. Concurrent with the consummation of the acquisition, the Company completed a $15 million senior secured debt transaction and a $30 million convertible subordinated debt transaction. If all of the Company’s outstanding equity-based instruments are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, including those issued in conjunction with the acquisition, there will be a total of approximately 37,500,000 shares of the Company’s common stock issued and outstanding.
     As a result of the general improvement in the Company’s media and e-commerce operations and the expected positive impact from the acquisition of MediaDefender, the Company believes that its available cash resources are likely to be sufficient to meet anticipated working capital requirements for the next twelve months. However, the Company may seek additional funding for possible acquisitions, expansion of existing operations or other purposes, or to the extent that the Company’s media and e-commerce operations and MediaDefender’s operations do not generate sufficient levels of profitability and cash flow. Should the Company seek to raise additional capital, there can be no assurances that such capital can be raised on terms satisfactory to the Company, on a timely basis, or at all.
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
     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.
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

Net Income (Loss) per Common Share
     The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.
     The calculation of diluted weighted average common shares outstanding for the three months and six months ended June 30, 2005 is based on the average of the closing price of the Company’s common stock during each respective period. The calculation of diluted income (loss) per share excluded approximately 509,000 shares and 999,000 shares of common stock for the three months ended June 30, 2005 and 2004, and approximately 864,000 shares and 999,000 shares of common stock for the six months ended June 30, 2005 and 2004, since their effect would have been anti-dilutive.
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
     Pro forma information regarding net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement rather than disclosure only. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.
     For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s unaudited pro forma information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(amounts in thousands, except for share data)
Net income (loss) — as reported	$604	$(666)	$21,037	$(1,378)
Less: Total stock-based compensation expense determined under the fair value method for all awards	(157)	(113)	(321)	(236)

Net income (loss) — pro forma	$447	$(779)	$20,716	$(1,614)

Net income (loss) per share — basic
As reported	$0.17	$(0.19)	$6.01	$(0.39)
Pro forma	$0.13	$(0.22)	$5.92	$(0.46)

Net income (loss) per share — diluted
As reported	$0.15	$(0.19)	$5.76	$(0.39)
Pro forma	$0.11	$(0.22)	$5.67	$(0.46)

Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS No. 123R effective January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS No. 123R will have on the Company’s financial statement presentation and disclosures.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS No. 153 will have a significant effect on the Company’s financial statement presentation or disclosures.
Deferred Acquisition Costs
     At June 30, 2005, the Company had recorded $437,000 of deferred acquisition costs with respect to the Company’s efforts to acquire MediaDefender, which was completed effective July 28, 2005. Accordingly, such costs will be accounted for as part of the purchase consideration for the acquired company.
2. DISCONTINUED OPERATIONS
     On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant to a Transfer Agreement for a cash payment of $115,000, as a result of which ADI no longer had any equity or other economic interest in ARTISTdirect Records, and Radar Records became the owner of a majority of the membership interests in ARTISTdirect Records and also acquired the receivable reflecting the $33.0 million of loan advances previously provided to ARTISTdirect Records by ADI. In conjunction with this transaction, at February 28, 2005, ADI wrote-off the intercompany balance due from ARTISTdirect Records ($80,000 at February 28, 2005), which was eliminated in consolidation. Radar Records acquired the common stock of ARTISTdirect Recordings subject to the rights of BMG. Radar Records also agreed to offer to investors who had provided bridge funding to ARTISTdirect Records, excluding Frederick W. Field and entities related to or controlled by him, the right to acquire proportional shares (based on the amount of bridge funding made by each bridge investor in ARTISTdirect Records) of the common stock of ARTISTdirect Recordings on the same terms and conditions as set forth in the Transfer Agreement.
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
     As a result of the sale of all of ADI’s interest in ARTISTdirect Recordings to Radar Records effective February 28, 2005, ADI has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004 in accordance with SFAS No. 144. Accordingly, the Company has restated its consolidated financial statements for the three months and six months ended June 30, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.
     The loss for ARTISTdirect Records for the three months and six months ended June 30, 2004, which was included in ADI’s results of operations for such periods, was $1.372 million and $2.303 million, respectively, before intercompany interest elimination of $465,000 and $929,000, respectively. The loss for ARTISTdirect records for the two months ended February 28, 2005, which was included in ADI’s results of operations for the six months ended June 30, 2005, was $802,000, before intercompany interest elimination of $416,000.
     As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, ADI recognized a net gain (primarily non-cash) in its consolidated statement of operations for the six months ended June 30, 2005 of $21.079 million, primarily as a result of the elimination of the liabilities of ARTISTdirect Records computed as follows:

(in thousands)
Liabilities disposed of:
Current liabilities
Accounts payable and accrued expenses	$421
Net liability to BMG, principal distributor	8,866
Current portion of bridge notes payable -
Outside investors	1,198
Minority investor — Ted Field	1,821

Total current liabilities	12,306
Non-current liabilities
Loan due to BMG, principal distributor	5,558
Non-current portion of bridge notes payable -
Minority investor — Ted Field	1,273

Total liabilities disposed of	19,137
Minority interest relieved	1,842
Cash proceeds received	115

Total	21,094
Less: Assets disposed of
Property and equipment, net	(15)

Net gain from sale	$21,079

     A summary of the loss from discontinued operations for the three months ended June 30, 2004 is presented below. No information with respect to discontinued operations for the three months ended June 30, 2005 is presented below, as the Company’s iMusic record label was discontinued during December 2004 and did not have any business operations during 2005, and the Company had sold its entire interest in ARTISTdirect Records, LLC effective February 28, 2005.

	Three Months Ended June 30, 2004
	ArtistDirect	iMusic
	Records, LLC	Record Label	Total
	(in thousands)
Net revenue	$—	$—	$—
Cost of revenue	345	16	361

Gross loss	(345)	(16)	(361)

Operating expenses:
Sales and marketing	84	1	85
General and administrative	58	—	58
Depreciation and amortization	6	—	6

Total operating expenses	148	1	149

Loss from operations	(493)	(17)	(510)
Other income (expense):
Minority interest	710	—	710
Interest expense	(157)	—	(157)
Amortization of bridge note warrants	(257)	—	(257)

	296	—	296

Net loss	$(197)	$(17)	$(214)

     A summary of the loss from discontinued operations for the six months ended June 30, 2005 and 2004 is presented below. No information with respect to discontinued operations of the Company’s iMusic record label for the six months ended June 30, 2005 is presented below, as the Company’s iMusic record label was discontinued during December 2004 and did not have any business operations during 2005.

	Six Months Ended June 30,
	2005	2004
	ArtistDirect	ArtistDirect	iMusic
	Records, LLC	Records, LLC	Record Label	Total
	(in thousands)
Net revenue	$—	$—	$—	$—
Cost of revenue	14	787	57	844

Gross loss	(14)	(787)	(57)	(844)

Operating expenses:
Sales and marketing	18	139	3	142
General and administrative	25	196	—	196
Depreciation and amortization	1	12	—	12

Total operating expenses	44	347	3	350

Loss from operations	(58)	(1,134)	(60)	(1,194)
Other income (expense):
Minority interest	116	998	—	998
Interest expense	(128)	(287)	—	(287)
Forgiveness of debt	—	482	—	482
Amortization of bridge note warrants	(201)	(435)	—	(435)

	(213)	758	—	758

Net loss	$(271)	$(376)	$(60)	$(436)

3. RELATED PARTY TRANSACTIONS
     The Company’s administrative offices are located in an office leased by Radar Pictures, Inc., a company owned by Ted Field, the Chairman of the Company, pursuant to a month-to-month arrangement. For the year ended December 31, 2004, the Company accrued $168,000 to Radar Pictures, Inc. as rent and facilities usage expense. On February 28, 2005, the Company paid Radar Pictures, Inc. accrued rent through December 31, 2004. Commencing January 1, 2005, the Company began paying rent of $7,500 per month for these facilities.
     During 2005, the Company completed the implementation of a new business initiative to create global awareness of the ARTISTdirect brand and increase traffic to the Company’s web-site. Through relationships previously developed by the Company’s senior management in the music and entertainment industry, the Company has begun to develop opportunities for major corporations to sponsor cause-based programs in various parts of the world in conjunction with music and entertainment celebrities. The Company believes that this effort would enhance the global reputation of the Company through associations with leading performers and entertainers, which could then be expected to drive brand awareness and traffic to the Company’s digital media properties. During the three months and six months ended June 30, 2005, the Company received a fee advance of $35,000 from an international non-profit organization with respect to the first such project. This fee advance was budgeted to fund initial planning and oversight and accordingly, one-half was paid to the Company’s Chief Executive Officer and one-half was paid to the Company’s Executive Vice President as a co-producer’s fee.
4. EQUITY-BASED TRANSACTIONS
     On March 29, 2005, the Company issued to each of the Company’s four non-management directors (including the Chairman of the Board of Directors) a non-plan, non-qualified stock option to purchase 92,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock options were fully vested at issuance. The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $250,000.
     On March 29, 2005, the Company issued to its Chief Executive Officer a non-plan, non-qualified stock option to purchase 200,341 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option will vest monthly over the remaining term of the Chief Executive Officer’s employment agreement, which expires on August 15, 2006. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $136,000.
     On March 29, 2005, the Company issued to its Chief Financial Officer a non-plan, non-qualified stock option to purchase 110,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option will vest monthly over a three year period from the date of issuance. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $75,000.

     On May 12, 2005, the Company issued to a newly-appointed director a non-plan, non-qualified stock option to purchase 92,000 shares of the Company’s common stock exercisable for a period of seven years at $1.00 per share, the market price on the date of grant. The stock option was fully vested at issuance. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $79,000.
     The aforementioned stock options were retroactively rescinded in conjunction with the MediaDefender transaction (see Note 6).
     On March 29, 2005, the Company issued to its Executive Vice President a non-plan, non-qualified stock option to purchase 92,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option will vest monthly over a period of two years. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $63,000.
     On March 29, 2005, the Company issued to its employees stock options to purchase an aggregate of 205,150 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $140,000.
     On May 6, 2005, the Company issued to three consultants stock options to purchase an aggregate of 73,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to short-term consulting agreements. The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $63,000, of which $23,000 was charged to operations during three months and six months ended June 30, 2005 and $40,000 was recorded as deferred compensation at June 30, 2005, which will be amortized to operations through March 31, 2006.
     On May 6, 2005, the Company issued to a consultant a stock option to purchase 22,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant. This option was subject to milestones that had not been attained at June 30, 2005. Accordingly, the fair value of this option will be determined pursuant to the Black-Scholes option-pricing model when vesting is reasonably likely and will be charged to operations at that time.
     On April 26, 2005, the Company issued a warrant to purchase up to 100,000 shares of its common stock to DKR SoundShore Oasis Holding Fund, Ltd. (“Oasis”) and a warrant to purchase up to 60,000 shares of its common stock to Verus International Group Limited (“Verus”). On May 23, 2005, the Company issued an additional warrant to purchase up to 100,000 shares of its common stock to Oasis. On May 25, 2005, the Company issued a warrant to purchase up to 60,000 shares of its common stock to CCM Master Qualified Fund, Ltd. (“CCM”).
     The warrants were issued in accordance with the terms of financing commitments provided by Oasis, Verus and CCM in conjunction with the acquisition of MediaDefender by the Company (see Note 6). These warrants would only become exercisable if the acquisition of MediaDefender was terminated by the Company or by MediaDefender, or if the transaction was consummated, but not funded by the recipients of the warrants. Since the Company consummated the acquisition of MediaDefender effective July 28, 2005, these warrants were cancelled retroactively and are no longer in force or effect. Accordingly, no accounting effect was given to these warrants at June 30, 2005.
     Effective July 28, 2005, each of the Company’s two independent directors received a stock option to purchase up to 85,000 shares of the Company’s common stock exercisable for a period of seven years at 85% of the average closing price of the Company’s common stock for the 30 day period prior to July 28, 2005 and the 30 day period subsequent to July 28, 2005. The stock options were fully vested at issuance.
     Effective July 29, 2005, the Company cancelled all shares of treasury stock outstanding.
5. SEGMENT INFORMATION AND CONCENTRATIONS
     Information with respect to the Company’s operating segments for the three months and six months ended June 30, 2005 and 2004 is presented below. During the three months and six months ended June 30, 2005 and 2004, the Company’s continuing operations consisted of two reportable segments: e-commerce and media. The segment data presented below has been restated for all periods to reflect the segment structure at December 31, 2004.
     E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline.
     Accounts receivable at June 30, 2005 of $2,310,000 included media billings of $1,761,000 resulting from a short-term program with a major advertiser/sponsor during the three months and six months ended June 30, 2005.
     During the three months ended June 30, 2005 and 2004, approximately 68% and 69%, respectively, of revenues from e-commerce were generated from the products related to the same music merchandising entity. During the six months ended June 30, 2005 and 2004, approximately 67% and 66%, respectively, of revenues from e-commerce were generated from the products related to one music merchandising entity. During the three months and six months ended June 30, 2005, the Company’s media revenues were generated by one outside sales organization which represented the Company with respect to advertising and sponsorship sales on the Company’s web-site.
     In December 2004, the Company discontinued the operations of its iMusic record label and as a result it has been presented as a discontinued operation for the three months and six months ended June 30, 2005 and 2004 and as of June 30, 2005 and December 31, 2004.
     The Company consolidated the operations of ARTISTdirect Records for the year ended December 31, 2004. As a result of the sale of the Company’s interest in ARTISTdirect Records effective February 28, 2005, the operations of ARTISTdirect Records have been presented as a discontinued operation for the three months and six months ended June 30, 2004, the six months ended June 30, 2005, and as of December 31, 2004.
     The factors for determining reportable segments were based on services and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are as described in the summary of significant accounting policies. The Company evaluates performance based on earnings or loss before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA also excludes stock-based compensation, impairment losses and minority interest. Included in EBITDA are direct operating expenses for each segment.

     The following table summarizes net revenue and EBITDA by operating segment for the three months and six months ended June 30, 2005 and 2004. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$652	$682	$1,287	$1,405
Media	2,517	499	3,172	739

	$3,169	$1,181	$4,459	$2,144

EBITDA:
E-commerce	$65	$85	$107	$145
Media	1,240	181	1,484	214

	1,305	266	1,591	359
Corporate	(659)	(650)	(1,294)	(1,167)

	$646	$(384)	$297	$(808)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Reconciliation of EBITDA to Net Income (Loss):
EBITDA per segments	$646	$(384)	$297	$(808)
Depreciation and amortization	(25)	(73)	(55)	(150)
Stock-based compensation	(23)	—	(23)	—
Interest income, net	6	5	10	16
Loss from discontinued operations:
ARTISTdirect Records, LLC	—	(197)	(271)	(376)
iMusic record label	—	(17)	—	(60)
Gain from sale of ARTISTdirect Records, LLC	—	—	21,079	—

Net income (loss)	$604	$(666)	$21,037	$(1,378)

     Assets as of June 30, 2005 and December 31, 2004 are summarized as follows:

	June 30,	December 31,
	2005	2004
	(in thousands)
Assets:
Corporate	$1,081	$1,313
E-commerce	546	314
Media	2,407	772
Discontinued Operations	—	14

	$4,034	$2,413

6. SUBSEQUENT EVENTS — ACQUISITION OF MEDIADEFENDER, INC.
     On July 28, 2005, the Company consummated the acquisition (the “Acquisition”) of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) entered into by and among the Company, ARTISTdirect Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MediaDefender. Under the terms of the Merger Agreement, Merger Sub merged with and into MediaDefender, the separate corporate existence of Merger Sub ceased and MediaDefender survived as a wholly-owned subsidiary of the Company. The stockholders of MediaDefender received aggregate consideration of $42.5 million in cash, subject to a holdback of $4.25 million which has been placed into an escrow account through June 30, 2006 to cover any indemnification claims under the Merger Agreement by the parties. The amount of consideration paid by the Company upon the closing of the Acquisition was determined in arm’s-length negotiations among the parties thereto. Prior to entering into the agreement discussed above, there were no material relationships between or among the Company or any of its affiliates, officers or directors, or associates of any such officers or directors, on the one hand, and MediaDefender or any of its affiliates, officers or directors, or associates of any such officers or directors, on the other. No financial statements of MediaDefender are available because they are subject to audit.
     MediaDefender is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry designed to thwart Internet piracy and encourage consumers to pay for content. MediaDefender’s proprietary suite of IPP solutions covers the 15 networks that constitute over 95% of all peer-to-peer (“P2P”) file-sharing activity, as well as Internet Relay Chat and Usenet. MediaDefender employs an array of non-invasive technical countermeasures on P2P networks to frustrate attempts by users of P2P networks to locate, copy and share unauthorized copyrighted materials. MediaDefender’s solutions rely on patent-pending technology, which combines proprietary software with a robust, scalable information-technology infrastructure. Over the past four years, MediaDefender’s Internet anti-piracy solutions have been utilized by many of the major music and entertainment companies in the $160 billion global music and movie industries to thwart illegal downloading and drive consumers to pay for authorized digital content. Current customers include four major record labels and six major movie studios.
      This transaction will be accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies will be consolidated commencing August 1, 2005.
     In accordance with the Merger Agreement, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who will serve as Chief Executive Officer of MediaDefender, and Octavio Herrera, who will serve as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves specified earnings targets in fiscal 2007 and 2008. Mr. Saaf and Mr. Herrera are each entitled to receive twelve (12) months of severance pay at the rate of one hundred percent (100%) of their monthly salary and the pro-rata portion of the performance bonus referenced above if they are terminated “without cause.” In addition, the Company granted stock options to purchase up to 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable for a period of five (5) years at $3.00 per share.
     The Company also acknowledged the terms of Non-Competition Agreements entered into on July 28, 2005 by MediaDefender and Mr. Saaf and Mr. Herrera. The Non-Competition Agreements prohibit Mr. Saaf and Mr. Herrera from (i) engaging in certain competitive business activities, (ii) soliciting customers of MediaDefender or the Company, (iii) soliciting existing employees of MediaDefender or the Company and (iv) disclosing any confidential information regarding MediaDefender or the Company. Each agreement has a term of four (4) years and shall continue to remain in force and effect in the event the above-referenced Employment Agreements are terminated prior to the end of the four (4) year term of the Non-Competition Agreements. In consideration, Mr. Saaf and Mr. Herrera are each entitled to a cash payment of $525,000 from MediaDefender to be paid on December 31, 2006.
     Concurrent with the consummation of the Acquisition described above, the Company completed a $15 million senior secured debt transaction (the “Senior Financing”) and a $30 million convertible subordinated debt transaction (the “Sub-Debt Financing”).
     The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”). Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three (3) years and eleven (11) months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly. Termination and payment of the Senior Notes by the Company prior to maturity will not result in a prepayment fee. As collateral for the $15 million Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property.
     In addition, the investors received five (5) year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”).
     In consideration of the investment in the Senior Financing, the Company granted to each investor certain registration rights with respect to the Senior Warrant Shares.
     The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers thereto (the “Securities Purchase Agreement”). Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four (4) years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”). Interest is payable quarterly in cash or shares of common stock, at the option of the Company. Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments. In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing.
     In addition, the Sub-Debt Financing investors received five (5) year warrants to purchase up to 8.25% of the number of shares of the Company’s common stock underlying the Sub-Debt Notes at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”).
     In consideration of the investment in the Sub-Debt Financing, the Company granted to each investor certain registration rights with respect to the shares underlying the Sub-Debt Notes and the Sub-Debt Warrant Shares.
     Pursuant to the terms of the Senior Registration Rights Agreement and the Sub-Debt Registration Rights Agreement, the Company is obligated to have a registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing on file with and declared effective by the Securities and Exchange Commission within one hundred eighty (180) days of July 28, 2005.
     To induce the Senior Financing investors to participate in the above referenced transaction, the Sub-Debt Financing investors entered into a Subordination Agreement for the benefit of the Senior Financing investors pursuant to which the Sub-Debt Financing investors agreed to subordinate in right of payment all of the indebtedness owed to them by the Company to the final payment of all senior indebtedness owed by the Company.
     If all of the securities issued in the Senior Financing and the Sub-Debt Financing are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, it will result in significant dilution to the Company’s existing stockholders. If all of the Company’s outstanding equity-based instruments are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, including those issued in conjunction with the Acquisition, there will be a total of approximately 37,500,000 shares of the Company’s common stock issued and outstanding.
     Pursuant to the terms of the Note Purchase Agreement and the Securities Purchase Agreement, the Company must seek stockholder approval to increase the number of authorized shares of common stock set forth in its Certificate of Incorporation from 15,000,000 shares to 60,000,000 shares (the “Charter Amendment”). Until such time as the Charter Amendment is approved by stockholders representing a two-thirds majority of the Company’s outstanding voting stock and accepted by the Delaware Secretary of State, the securities issued in the Senior Financing and the Sub-Debt Financing may only convert into a number of shares of common stock not to exceed the 15,000,000 shares currently authorized for issuance. The Company has obtained voting agreements from certain existing stockholders representing approximately 67% of the Company’s outstanding voting stock to vote in favor of the Charter Amendment.
     A change in control of the Company may occur as a result of the Senior Financing and the Sub-Debt Financing. In the event the Charter Amendment is approved by stockholders representing a two-thirds majority of the Company’s outstanding voting stock, and assuming maximum conversion of the securities issued in the Senior Financing and Sub-Debt Financing occurs, the Senior Financing investors will own approximately 9.3% of the Company’s voting stock, on a fully diluted basis, and the Sub-Debt investors will own approximately 55.9% of the Company’s voting stock, on a fully diluted basis.
     On July 28, 2005, the Company entered into an Employment Agreement with Jonathan Diamond, the Company’s Chief Executive Officer. During the term of the Employment Agreement, which shall continue through December 31, 2008, Mr. Diamond will earn a base salary of no less than $350,000 per annum, plus certain specified perquisites that include a monthly car allowance. Mr. Diamond is also eligible to receive an annual discretionary bonus of up to one hundred percent (100%) of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board of Directors, and an annual performance bonus of up to one hundred percent (100%) of base salary if the Company achieves specified earnings targets in fiscal 2007 and 2008. Mr. Diamond shall also be entitled to receive stock options at the discretion of the Company’s Board of Directors. In the event Mr. Diamond is terminated “without cause,” he shall be entitled to receive twelve (12) months of severance pay at the rate of one hundred percent (100%) of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.
     On July 28, 2005, the Company entered into an Employment Agreement with Robert Weingarten, the Company’s Chief Financial Officer. During the term of the Employment Agreement, which shall continue through December 31, 2008, Mr. Weingarten will earn a base salary of no less than $195,000 per annum, plus certain specified perquisites that include a monthly car allowance. Mr. Weingarten is also eligible to receive an annual discretionary bonus of up to one hundred percent (100%) of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board of Directors, and an annual performance bonus of up to one hundred percent (100%) of base salary if the Company achieves specified earnings targets in fiscal 2007 and 2008. Mr. Weingarten shall also be entitled to receive stock options at the discretion of the Company’s Board of Directors. In the event Mr. Weingarten is terminated “without cause,” he shall be entitled to receive twelve (12) months of severance pay at the rate of one hundred percent (100%) of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.
     The securities issued by the Company in the Senior Financing and the Sub-Debt Financing were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Each of the investors qualifies as an “accredited investor,” as specified in Rule 501 under the Securities Act.
     Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued Broadband $1,460,000 worth of a Sub-Debt Note (in addition to the $30 million referenced to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share. The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors. The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

     Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued Libra a warrant to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Share”). The warrant was issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above. The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above. The warrant was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.
     Pursuant to the terms of a verbal agreement approved and ratified by a majority of the disinterested members of the Company’s Board of Directors, the Company issued 1,109,032 shares of common stock and a warrant to purchase up to 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC upon the closing of the Acquisition. The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both members of the Company’s Board of Directors. The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company in the Acquisition. The shares and warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.
     On July 28, 2005, the Registrant entered into a Non-Competition Agreement with WNT07 Holdings, LLC, Eric Pulier and Teymour Boutros-Ghali (collectively, the “Advisors”). The Non-Competition Agreement prohibits any of the Advisors (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries. The covenants not to complete or solicit expire on the earlier of April 1, 2007 or the date of termination of Advisor’s services with the Company.
     Effective upon consummation of the Acquisition, Randy Saaf was appointed to serve as Chief Executive Officer of MediaDefender and Octavio Herrera was appointed to serve as President of MediaDefender. Mr. Saaf has served as President and Chief Executive Officer of MediaDefender since he co-founded the company in July 2000.
     Mr. Saaf and Mr. Herrera have each elected to invest $2,250,000 in the Sub-Debt Financing on the same terms and conditions as the other Sub-Debt Financing investors.
     The Board of Directors approved an amendment to the Company’s Bylaws effective July 28, 2005. Article VI, Section 4 of the Company’s Bylaws has been amended to comply with Section 213 of the Delaware General Corporation Law to provide that the Board may fix in advance, a record date for stockholders entitled to consent to corporate action in writing without a meeting, which shall not be more than ten (10) days after the date the resolution fixing the record date is adopted by the Board. The Bylaws previously provided that the record date shall not be more than sixty (60) nor less than ten (10) days before such written action.
     Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in the stock ownership of companies with net operating loss carry-forwards, the utilization of the Company’s federal net operating loss carry-forward will likely be severely limited as a result of the change in the effective stock ownership of the Company that could result from the Senior Financing and Sub-Debt Financing transactions described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning the Company’s business model, competition in the industry, online product sales, advertising and other revenue streams, the Company’s ability to increase visits to its web-site, its ability to adequately fund its operations, its ability to offer compelling content, its ability to fulfill online music and merchandise orders in a timely manner, its ability to build brand recognition, its ability to integrate acquisitions of technology and other businesses, its ability to protect and/or obtain intellectual property rights, and its ability to manage growth. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and in the Company’s other filings with the Securities and Exchange Commission.
Overview
     The Company is a music entertainment company, headquartered in Los Angeles, California, that features an online music network appealing to music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of web-sites offering multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce and digital music services.
     On February 28, 2005, the Company completed the sale of its interest in ARTISTdirect Recordings to Radar Records. ADI has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004 in accordance with SFAS No. 144. Accordingly, the Company has restated its consolidated financial statements for the three months and six months ended June 30, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records have been classified as “held for sale” through February 28, 2005.
     During December 2004, the Company discontinued the operations of its iMusic record label and has therefore accounted for the operations of iMusic as a discontinued operation for all periods presented. Accordingly, the Company has restated its consolidated financial statements for the three months and six months ended June 30, 2004 to reflect the termination of the business operations of iMusic.
     On July 28, 2005, the Company consummated the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”) (see “Acquisition of MediaDefender, Inc.” below).

Going Concern
     The Company incurred losses and negative cash flows from operations in every fiscal period from inception through December 31, 2004, and had an accumulated deficit of $226.0 million as of December 31, 2004. For the year ended December 31, 2004, the Company incurred a net loss of $3.311 million (including $2.248 million from discontinued operations) and negative operating cash flows of $3.473 million. As of December 31, 2004, the Company had a net working capital deficiency of $18.438 million (including liabilities of discontinued operations held for disposal of $18.920 million, almost all of which were liquidated effective February 28, 2005) and a stockholders’ deficiency of $20.259 million.
     As a result of the conditions described above, the Company’s independent registered public accounting firm included an explanatory paragraph in their 2004 report on the Company’s consolidated financial statements indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     During 2003, the Company restructured its operations, laid off most of its staff and reduced operating costs. Subsequently, management continued its efforts to improve and expand operations and cash flows at its online music network, and during the three months and six months ended June 30, 2005, the Company generated income from continuing operations of $604,000 and $229,000, respectively. The Company had previously recorded losses from continuing operations through March 31, 2005.
     On July 28, 2005, the Company consummated the acquisition of MediaDefender. The aggregate consideration for the acquisition was $42.5 million in cash. Concurrent with the consummation of the acquisition, the Company completed a $15 million senior secured debt transaction and a $30 million convertible subordinated debt transaction. If all of the Company’s outstanding equity-based instruments are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, including those issued in conjunction with the acquisition, there will be a total of approximately 37,500,000 shares of the Company’s common stock issued and outstanding.
     As a result of the general improvement in the Company’s media and e-commerce operations and the expected positive impact from the acquisition of MediaDefender, the Company believes that its available cash resources are likely to be sufficient to meet anticipated working capital requirements for the next twelve months. However, the Company may seek additional funding for possible acquisitions, expansion of existing operations or other purposes, or to the extent that the Company’s media and e-commerce operations and MediaDefender’s operations do not generate sufficient levels of profitability and cash flow. Should the Company seek to raise additional capital, there can be no assurances that such capital can be raised on terms satisfactory to the Company, on a timely basis, or at all.
Acquisition of MediaDefender, Inc.
     On July 28, 2005, the Company consummated the acquisition (the “Acquisition”) of MediaDefender pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) entered into by and among the Company, ARTISTdirect Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MediaDefender. Under the terms of the Merger Agreement, Merger Sub merged with and into MediaDefender, the separate corporate existence of Merger Sub ceased and MediaDefender survived as a wholly-owned subsidiary of the Company. The stockholders of MediaDefender received aggregate consideration of $42.5 million in cash, subject to a holdback of $4.25 million which has been placed into an escrow account through June 30, 2006 to cover any indemnification claims under the Merger Agreement by the parties. The amount of consideration paid by the Company upon the closing of the Acquisition was determined in arm’s-length negotiations among the parties thereto. Prior to entering into the agreement discussed above, there were no material relationships between or among the Company or any of its affiliates, officers or directors, or associates of any such officers or directors, on the one hand, and MediaDefender or any of its affiliates, officers or directors, or associates of any such officers or directors, on the other. No financial statements of MediaDefender are available because they are subject to audit.
     MediaDefender is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry designed to thwart Internet piracy and encourage consumers to pay for content. MediaDefender’s proprietary suite of IPP solutions covers the 15 networks that constitute over 95% of all peer-to-peer (“P2P”) file-sharing activity, as well as Internet Relay Chat and Usenet. MediaDefender employs an array of non-invasive technical countermeasures on P2P networks to frustrate attempts by users of P2P networks to locate, copy and share unauthorized copyrighted materials. MediaDefender’s solutions rely on patent-pending technology, which combines proprietary software with a robust, scalable information-technology infrastructure. Over the past four years, MediaDefender’s Internet anti-piracy solutions have been utilized by many of the major music and entertainment companies in the $160 billion global music and movie industries to thwart illegal downloading and drive consumers to pay for authorized digital content. Current customers include four major record labels and six major movie studios.
      This transaction will be accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies will be consolidated commencing August 1, 2005.
     In accordance with the Merger Agreement, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who will serve as Chief Executive Officer of MediaDefender, and Octavio Herrera, who will serve as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves specified earnings targets in fiscal 2007 and 2008. Mr. Saaf and Mr. Herrera are each entitled to receive twelve (12) months of severance pay at the rate of one hundred percent (100%) of their monthly salary and the pro-rata portion of the performance bonus referenced above if they are terminated “without cause.” In addition, the Company granted stock options to purchase up to 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable for a period of five (5) years at $3.00 per share.
     The Company also acknowledged the terms of Non-Competition Agreements entered into on July 28, 2005 by MediaDefender and Mr. Saaf and Mr. Herrera. The Non-Competition Agreements prohibit Mr. Saaf and Mr. Herrera from (i) engaging in certain competitive business activities, (ii) soliciting customers of MediaDefender or the Company, (iii) soliciting existing employees of MediaDefender or the Company and (iv) disclosing any confidential information regarding MediaDefender or the Company. Each agreement has a term of four (4) years and shall continue to remain in force and effect in the event the above-referenced Employment Agreements are terminated prior to the end of the four (4) year term of the Non-Competition Agreements. In consideration, Mr. Saaf and Mr. Herrera are each entitled to a cash payment of $525,000 from MediaDefender to be paid on December 31, 2006.
     Concurrent with the consummation of the Acquisition described above, the Company completed a $15 million senior secured debt transaction (the “Senior Financing”) and a $30 million convertible subordinated debt transaction (the “Sub-Debt Financing”).
     The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”). Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three (3) years and eleven (11) months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly. Termination and payment of the Senior Notes by the Company prior to maturity will not result in a prepayment fee. As collateral for the $15 million Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property.
     In addition, the investors received five (5) year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”).
     In consideration of the investment in the Senior Financing, the Company granted to each investor certain registration rights with respect to the Senior Warrant Shares.
     The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers thereto (the “Securities Purchase Agreement”). Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four (4) years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”). Interest is payable quarterly in cash or shares of common stock, at the option of the Company. Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments. In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing.
     In addition, the Sub-Debt Financing investors received five (5) year warrants to purchase up to 8.25% of the number of shares of the Company’s common stock underlying the Sub-Debt Notes at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”).
     In consideration of the investment in the Sub-Debt Financing, the Company granted to each investor certain registration rights with respect to the shares underlying the Sub-Debt Notes and the Sub-Debt Warrant Shares.
     Pursuant to the terms of the Senior Registration Rights Agreement and the Sub-Debt Registration Rights Agreement, the Company is obligated to have a registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing on file with and declared effective by the Securities and Exchange Commission within one hundred eighty (180) days of July 28, 2005.
     To induce the Senior Financing investors to participate in the above referenced transaction, the Sub-Debt Financing investors entered into a Subordination Agreement for the benefit of the Senior Financing investors pursuant to which the Sub-Debt Financing investors agreed to subordinate in right of payment all of the indebtedness owed to them by the Company to the final payment of all senior indebtedness owed by the Company.
     If all of the securities issued in the Senior Financing and the Sub-Debt Financing are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, it will result in significant dilution to the Company’s existing stockholders. If all of the Company’s outstanding equity-based instruments are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, including those issued in conjunction with the Acquisition, there will be a total of approximately 37,500,000 shares of the Company’s common stock issued and outstanding.
     Pursuant to the terms of the Note Purchase Agreement and the Securities Purchase Agreement, the Company must seek stockholder approval to increase the number of authorized shares of common stock set forth in its Certificate of Incorporation from 15,000,000 shares to 60,000,000 shares (the “Charter Amendment”). Until such time as the Charter Amendment is approved by stockholders representing a two-thirds majority of the Company’s outstanding voting stock and accepted by the Delaware Secretary of State, the securities issued in the Senior Financing and the Sub-Debt Financing may only convert into a number of shares of common stock not to exceed the 15,000,000 shares currently authorized for issuance. The Company has obtained voting agreements from certain existing stockholders representing approximately 67% of the Company’s outstanding voting stock to vote in favor of the Charter Amendment.
     A change in control of the Company may occur as a result of the Senior Financing and the Sub-Debt Financing. In the event the Charter Amendment is approved by stockholders representing a two-thirds majority of the Company’s outstanding voting stock, and assuming maximum conversion of the securities issued in the Senior Financing and Sub-Debt Financing occurs, the Senior Financing investors will own approximately 9.3% of the Company’s voting stock, on a fully diluted basis, and the Sub-Debt investors will own approximately 55.9% of the Company’s voting stock, on a fully diluted basis.
     On July 28, 2005, the Company entered into an Employment Agreement with Jonathan Diamond, the Company’s Chief Executive Officer. During the term of the Employment Agreement, which shall continue through December 31, 2008, Mr. Diamond will earn a base salary of no less than $350,000 per annum, plus certain specified perquisites that include a monthly car allowance. Mr. Diamond is also eligible to receive an annual discretionary bonus of up to one hundred percent (100%) of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board of Directors, and an annual performance bonus of up to one hundred percent (100%) of base salary if the Company achieves specified earnings targets in fiscal 2007 and 2008. Mr. Diamond shall also be entitled to receive stock options at the discretion of the Company’s Board of Directors. In the event Mr. Diamond is terminated “without cause,” he shall be entitled to receive twelve (12) months of severance pay at the rate of one hundred percent (100%) of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.
     On July 28, 2005, the Company entered into an Employment Agreement with Robert Weingarten, the Company’s Chief Financial Officer. During the term of the Employment Agreement, which shall continue through December 31, 2008, Mr. Weingarten will earn a base salary of no less than $195,000 per annum, plus certain specified perquisites that include a monthly car allowance. Mr. Weingarten is also eligible to receive an annual discretionary bonus of up to one hundred percent (100%) of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board of Directors, and an annual performance bonus of up to one hundred percent (100%) of base salary if the Company achieves specified earnings targets in fiscal 2007 and 2008. Mr. Weingarten shall also be entitled to receive stock options at the discretion of the Company’s Board of Directors. In the event Mr. Weingarten is terminated “without cause,” he shall be entitled to receive twelve (12) months of severance pay at the rate of one hundred percent (100%) of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.
     The securities issued by the Company in the Senior Financing and the Sub-Debt Financing were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Each of the investors qualifies as an “accredited investor,” as specified in Rule 501 under the Securities Act.
     Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued Broadband $1,460,000 worth of a Sub-Debt Note (in addition to the $30 million referenced to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share. The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors. The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

     Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued Libra a warrant to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Share”). The warrant was issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above. The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above. The warrant was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.
     Pursuant to the terms of a verbal agreement approved and ratified by a majority of the disinterested members of the Company’s Board of Directors, the Company issued 1,109,032 shares of common stock and a warrant to purchase up to 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC upon the closing of the Acquisition. The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both members of the Company’s Board of Directors. The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company in the Acquisition. The shares and warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.
     On July 28, 2005, the Registrant entered into a Non-Competition Agreement with WNT07 Holdings, LLC, Eric Pulier and Teymour Boutros-Ghali (collectively, the “Advisors”). The Non-Competition Agreement prohibits any of the Advisors (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries. The covenants not to complete or solicit expire on the earlier of April 1, 2007 or the date of termination of Advisor’s services with the Company.
     Effective upon consummation of the Acquisition, Randy Saaf was appointed to serve as Chief Executive Officer of MediaDefender and Octavio Herrera was appointed to serve as President of MediaDefender. Mr. Saaf has served as President and Chief Executive Officer of MediaDefender since he co-founded the company in July 2000.
     Mr. Saaf and Mr. Herrera have each elected to invest $2,250,000 in the Sub-Debt Financing on the same terms and conditions as the other Sub-Debt Financing investors.
     The Board of Directors approved an amendment to the Company’s Bylaws effective July 28, 2005. Article VI, Section 4 of the Company’s Bylaws has been amended to comply with Section 213 of the Delaware General Corporation Law to provide that the Board may fix in advance, a record date for stockholders entitled to consent to corporate action in writing without a meeting, which shall not be more than ten (10) days after the date the resolution fixing the record date is adopted by the Board. The Bylaws previously provided that the record date shall not be more than sixty (60) nor less than ten (10) days before such written action.
     Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in the stock ownership of companies with net operating loss carry-forwards, the utilization of the Company’s federal net operating loss carry-forward will likely be severely limited as a result of the change in the effective stock ownership of the Company that could result from the Senior Financing and Sub-Debt Financing transactions described above.
Critical Accounting Policies
     The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, stock-based compensation, and impairment of long-lived assets and goodwill. These accounting policies are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2004, as well as in the notes to the December 31, 2004 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2004.
RESULTS OF OPERATIONS
     The Company evaluates the performance of its business segments based on earnings or loss before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA also excludes stock-based compensation, impairment losses and minority interest. Included in EBITDA are direct operating expenses for each segment. The following table summarizes net revenue and EBITDA by segment for the three months and six months ended June 30, 2005 and 2004. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments. The segment data presented below has been restated for all periods to reflect the segment structure at December 31, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$652	$682	$1,287	$1,405
Media	2,517	499	3,172	739

	$3,169	$1,181	$4,459	$2,144

EBITDA:
E-commerce	$65	$85	$107	$145
Media	1,240	181	1,484	214

	1,305	266	1,591	359
Corporate	(659)	(650)	(1,294)	(1,167)

	$646	$(384)	$297	$(808)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Reconciliation of EBITDA to Net Income (Loss):
EBITDA per segments	$646	$(384)	$297	$(808)
Depreciation and amortization	(25)	(73)	(55)	(150)
Stock-based compensation	(23)	—	(23)	—
Interest income, net	6	5	10	16
Loss from discontinued operations:
ARTISTdirect Records, LLC	—	(197)	(271)	(376)
iMusic record label	—	(17)	—	(60)
Gain from sale of ARTISTdirect Records, LLC	—	—	21,079	—

Net income (loss)	$604	$(666)	$21,037	$(1,378)

     The following table presents the Company’s consolidated statements of operations, excluding income (loss) from discontinued operations, as a percentage of revenue, for the three months and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenue:
E-commerce	20.6%	57.7%	28.9%	65.5%
Media	79.4%	42.3%	71.1%	34.5%

Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Direct cost of revenue	51.2%	49.5%	53.9%	57.0%
Other cost of revenue	4.0%	11.9%	5.4%	13.4%

Total cost of revenue	55.2%	61.4%	59.3%	70.4%

Gross profit	44.8%	38.6%	40.7%	29.6%

Operating expenses:
Sales and marketing	1.3%	5.4%	1.7%	4.5%
General and administrative	23.1%	65.7%	32.4%	62.8%
Stock-based compensation	0.7%	—	0.5%	—
Depreciation and amortization	0.8%	6.2%	1.2%	7.0%

Total operating costs	25.9%	77.3%	35.8%	74.3%

Income (loss) from operations	18.9%	(38.7%)	4.9%	(44.7%)

Interest income, net	0.2%	0.4%	0.2%	0.8%

Income (loss) from continuing operations	19.1%	(38.3%)	5.1%	(43.9%)

     The operating profitability shown above with respect to the Company’s media and e-commerce business segments for the three months and six months ended June 30, 2005 may not be representative of the results of operations to be expected for the full fiscal year ending December 31, 2005.
Three Months Ended June 30, 2005 and 2004
Net Revenue
     Net revenue increased by $1,988,000 or 168.3% to $3,169,000 for the three months ended June 30, 2005, as compared to $1,181,000 for the three months ended June 30, 2004. E-commerce revenue decreased by $30,000 or 4.4% to $652,000 for the three months ended June 30, 2005, as compared to $682,000 for the three months ended June 30, 2004, primarily due to a decrease in sales of products related to one music merchandising entity. Media revenue increased by $2,018,000 or 404.4% to $2,517,000 for the three months ended June 30, 2005, as compared to $499,000 for the three months ended June 30, 2004, as a result of an increase in the number of online advertisers, an increase in the cost per thousand (“CPM”) amounts earned from the sales of impression and non-impression based advertising and offline sponsorships, and expansion of our affiliations with other web-sites for which we both market advertising and participate in advertising revenues. A short-term program with a major advertiser/sponsor contributed approximately $1,761,000 of the increase in revenue during this period. The program ended June 30, 2005 and is not expected to continue. We expect to continue to focus our efforts to increase media revenue from this and other advertisers during the remainder of 2005.
     During the three months ended June 30, 2005 and 2004, approximately 68% and 69%, respectively, of revenues from e-commerce were generated from the products related to one music merchandising entity. During the three months ended June 30, 2005, the Company’s media revenues were generated by one outside sales organization which represented the Company with respect to advertising and sponsorship sales on the Company’s web-site.
     During 2005, the Company intends to continue to focus on increasing revenue from its media operations business segment, which generates revenues from the sale of online advertising and sponsorships to companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network. The Company markets and sells advertising on a CPM basis to advertising agencies and directly to various companies as part of their marketing programs. The Company also markets and sells sponsorships for various portions of the ARTISTdirect Network. Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising based on music genre or functionality. For the year ended December 31, 2004, media revenue represented approximately 42% of total net revenue. For the three months ended June 30, 2004 and 2005, media revenue represented approximately 42% and 79%, respectively, of total net revenue.
Cost of Revenue
     Total cost of revenue increased by $1,025,000 or 141.4% to $1,750,000 for the three months ended June 30, 2005, as compared to $725,000 for the three months ended June 30, 2004. Direct cost of revenue increased by $1,038,000 or 177.7% to $1,622,000 for the three months ended June 30, 2005, as compared to $584,000 for the three months ended June 30, 2004, as a result of an increase in impressions being delivered by affiliate web-sites with which the Company has revenue-sharing arrangements, advertising serving costs, and sales commissions paid to a third party in conjunction with increased media revenues. Gross margin was 44.8% for the three months ended June 30, 2005, as compared to 38.6% for the three months ended June 30, 2004, as a result of the significant increase in revenues during the three months ended June 30, 2005 from one major advertiser/sponsor. Other cost of revenue, which consists of internal fixed costs, decreased by $13,000 or 9.2% to $128,000 for the three months ended June 30, 2005, as compared to $141,000 for the three months ended June 30, 2004, primarily as a result of the Company reducing these internal fixed costs (which consist primarily of payroll and payroll related costs) by increasing third party variable costs, which are reported as direct cost of sales due to their variable nature, thus resulting in the reduction in other cost of revenue.
Operating Expenses
     Sales and Marketing. Sales and marketing expense decreased by $24,000 or 37.5% to $40,000 for the three months ended June 30, 2005, as compared to $64,000 for the three months ended June 30, 2004, which was primarily attributable to the shift to an outside sales consultant in 2005 from an internal sales team in 2004, which resulted in a reallocation of certain costs to direct cost of sales in 2005 from sales and marketing costs in 2004.
     General and Administrative. General and administrative expense decreased by $43,000 or 5.6% to $733,000 for the three months ended June 30, 2005 as compared to $776,000 for the three months ended June 30, 2004. Included in general and administrative expenses in 2005 and 2004 were $19,000 and $82,000, respectively, of costs related to business development activities. Significant components of general and administrative expenses consist of management compensation, personnel and personnel-related costs, insurance, legal and accounting fees, consulting fees and occupancy costs.

     Stock-Based Compensation. Stock-based compensation was $23,000 for the three months ended June 30, 2005. The Company did not have any stock-based compensation for the three months ended June 30, 2004.
     Depreciation and Amortization. Depreciation and amortization expense decreased by $48,000 or 65.8% to $25,000 for the three months ended June 30, 2005, as compared to $73,000 for the three months ended June 30, 2004. The decrease in 2005 as compared to 2004 was due to certain computer equipment being fully depreciated during 2004.
Interest Income
     Interest income for the three months ended June 30, 2005 was $6,000, as compared to interest income of $5,000 for the three months ended June 30, 2004.
Income (Loss) from Continuing Operations
     As a result of the aforementioned factors, income from continuing operations was $604,000 for the three months ended June 30, 2005, as compared to a loss from continuing operations of $452,000 for the three months ended June 30, 2004.
Loss from Discontinued Operations
     A summary of the loss from discontinued operations for the three months ended June 30, 2004 is presented below. No information with respect to discontinued operations for the three months ended June 30, 2005 is presented below, as the Company’s iMusic record label was discontinued during December 2004 and did not have any business operations during 2005, and the Company had sold its entire interest in ARTISTdirect Records, LLC effective February 28, 2005.

	Three Months Ended June 30, 2004
	ArtistDirect	iMusic
	Records, LLC	Record Label	Total
		(in thousands)
Net revenue	$—	$—	$—
Cost of revenue	345	16	361

Gross loss	(345)	(16)	(361)

Operating expenses:
Sales and marketing	84	1	85
General and administrative	58	—	58
Depreciation and amortization	6	—	6

Total operating expenses	148	1	149

Loss from operations	(493)	(17)	(510)
Other income (expense):
Minority interest	710	—	710
Interest expense	(157)	—	(157)
Amortization of bridge note warrants	(257)	—	(257)

	296	—	296

Net loss	$(197)	$(17)	$(214)

Net Income (Loss)

     As a result of the foregoing factors, net income was $604,000 for the three months ended June 30, 2005, as compared to a net loss for the three months ended June 30, 2004 of $666,000.
Six Months Ended June 30, 2005 and 2004
Net Revenue
     Net revenue increased by $2,315,000 or 108.0% to $4,459,000 for the six months ended June 30, 2005, as compared to $2,144,000 for the six months ended June 30, 2004. E-commerce revenue decreased by $118,000 or 8.4% to $1,287,000 for the six months ended June 30, 2005, as compared to $1,405,000 for the six months ended June 30, 2004, primarily due to a decrease in sales of products related to one music merchandising entity. Media revenue increased by $2,433,000 or 329.2% to $3,172,000 for the six months ended June 30, 2005, as compared to $739,000 for the six months ended June 30, 2004, as a result of an increase in the number of online advertisers, an increase in the cost per thousand (“CPM”) amounts earned from the sales of impression and non-impression based advertising and offline sponsorships, and expansion of our affiliations with other web-sites for which we both market advertising and participate in advertising revenues. A short-term program with a major advertiser/sponsor during the six months ended June 30, 2005 contributed approximately $1,761,000 of the increase in revenue during this period. The program ended June 30, 2005 and is not expected to continue. We expect to continue to focus our efforts to increase media revenue from this and other advertisers during the remainder of 2005.
     During the six months ended June 30, 2005 and 2004, approximately 67% and 66%, respectively, of revenues from e-commerce were generated from the products related to one music merchandising entity. During the six months ended June 30, 2005, the Company’s media revenues were generated by one outside sales organization which represented the Company with respect to advertising and sponsorship sales on the Company’s web-site.
     During 2005, the Company intends to continue to focus on increasing revenue from its media operations business segment, which generates revenues from the sale of online advertising and sponsorships to companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network. The Company markets and sells advertising on a CPM basis to advertising agencies and directly to various companies as part of their marketing programs. The Company also markets and sells sponsorships for various portions of the ARTISTdirect Network. Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising based on music genre or functionality. For the year ended December 31, 2004, media revenue represented approximately 42% of total net revenue. For the six months ended June 30, 2004 and 2005, media revenue represented approximately 34% and 71%, respectively, of total net revenue.
Cost of Revenue
     Total cost of revenue increased by $1,133,000 or 75.0% to $2,643,000 for the six months ended June 30, 2005, as compared to $1,510,000 for the six months ended June 30, 2004. Direct cost of revenue increased by $1,183,000 or 96.8% to $2,405,000 for the six months ended June 30, 2005, as compared to $1,222,000 for the six months ended June 30, 2004, as a result of an increase in impressions being delivered by affiliate web-sites with which the Company has revenue-sharing arrangements, advertising serving costs, and sales commissions paid to a third party in conjunction with our increased media revenues. Gross margin was 40.7% for the six months ended June 30, 2005, as compared to 29.6% for the six months ended June 30, 2004, as a result of the significant increase in revenues during the six months ended June 30, 2005 from one major advertiser/sponsor. Other cost of revenue, which consists of internal fixed costs, decreased by $50,000 or 17.4% to $238,000, primarily as a result of the Company reducing these internal fixed costs (which consist primarily of payroll and payroll related costs) by increasing third party variable costs, which are reported as direct cost of sales due to their variable nature, thus resulting in the reduction in other cost of revenue.

Operating Expenses
     Sales and Marketing. Sales and marketing expense decreased by $18,000 or 18.9% to $77,000 for the six months ended June 30, 2005, as compared to $95,000 for the six months ended June 30, 2004, which was primarily attributable to the shift to an outside sales consultant in 2005 from an internal sales team in 2004, which resulted in a reallocation of certain costs to direct cost of sales in 2005 from sales and marketing costs in 2004.
     General and Administrative. General and administrative expense increased by $95,000 or 7.1% to $1,442,000 for the six months ended June 30, 2005, as compared to $1,347,000 for the six months ended June 30, 2004. Included in general and administrative expenses in 2005 and 2004 were $36,000 and $104,000, respectively, of costs related to business development activities. Significant components of general and administrative expenses consist of management compensation, personnel and personnel-related costs, insurance, legal and accounting fees, consulting fees and occupancy costs.
     The increase in general and administrative expense in 2005 as compared to 2004 was primarily attributable to the awarding of discretionary cash bonuses to the Company’s senior executives of $125,000 that were recorded during the six months ended June 30, 2005 as described below.
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
     Stock-Based Compensation. Stock-based compensation was $23,000 for the six months ended June 30, 2005. The Company did not have any stock-based compensation for the six months ended June 30, 2004.
     Depreciation and Amortization. Depreciation and amortization expense decreased by $95,000 or 63.3% to $55,000 for the six months ended June 30, 2005, as compared to $150,000 for the six months ended June 30, 2004. The decrease in 2005 as compared to 2004 was due to certain computer equipment being fully depreciated during 2004.
Interest Income
     Interest income for the six months ended June 30, 2005 was $10,000, as compared to interest income of $16,000 for the six months ended June 30, 2004.
Income (Loss) from Continuing Operations
     As a result of the aforementioned factors, income from continuing operations was $229,000 for the six months ended June, 2005, as compared to a loss from continuing operations of $942,000 for the six months ended June 30, 2004.
Discontinued Operations
     On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant to a Transfer Agreement for a cash payment of $115,000, as a result of which ADI no longer had any equity or other economic interest in ARTISTdirect Records, and Radar Records became the owner of a majority of the membership interests in ARTISTdirect Records and also acquired the receivable reflecting the $33.0 million of loan advances previously provided to ARTISTdirect Records by ADI. In conjunction with this transaction, at February 28, 2005, ADI wrote-off the intercompany balance due from ARTISTdirect Records ($80,000 at February 28, 2005), which was eliminated in consolidation. Radar Records acquired the common stock of ARTISTdirect Recordings subject to the rights of BMG. Radar Records also agreed to offer to investors who had provided bridge funding to ARTISTdirect Records, excluding Frederick W. Field and entities related to or controlled by him, the right to acquire proportional shares (based on the amount of bridge funding made by each bridge investor in ARTISTdirect Records) of the common stock of ARTISTdirect Recordings on the same terms and conditions as set forth in the Transfer Agreement.
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
     As a result of the sale of all of ADI’s interest in ARTISTdirect Recordings to Radar Records effective February 28, 2005, ADI has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004 in accordance with SFAS No. 144. Accordingly, the Company has restated its consolidated financial statements for the six months ended June 30, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.
     As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, ADI recognized a net gain (primarily non-cash) in its consolidated statement of operations for the six months ended June 30, 2005 of $21.079 million, primarily as a result of the elimination of the liabilities of ARTISTdirect Records.
     A summary of the loss from discontinued operations for the six months ended June 30, 2005 and 2004 is presented below. No information with respect to discontinued operations of the Company’s iMusic record label for the six months ended June 30, 2005 is presented below, as the Company’s iMusic record label was discontinued during December 2004 and did not have any business operations during 2005.

	Six Months Ended June 30,
	2005	2004
	ArtistDirect	ArtistDirect	iMusic
	Records, LLC	Records, LLC	Record Label	Total
	(in thousands)
Net revenue	$—	$—	$—	$—
Cost of revenue	14	787	57	844

Gross loss	(14)	(787)	(57)	(844)

Operating expenses:
Sales and marketing	18	139	3	142
General and administrative	25	196	—	196
Depreciation and amortization	1	12	—	12

	Six Months Ended June 30,
	2005	2004
	ArtistDirect	ArtistDirect	iMusic
	Records, LLC	Records, LLC	Record Label	Total
	(in thousands)
Total operating expenses	44	347	3	350

Loss from operations	(58)	(1,134)	(60)	(1,194)
Other income (expense):
Minority interest	116	998	—	998
Interest expense	(128)	(287)	—	(287)
Forgiveness of debt	—	482	—	482
Amortization of bridge note warrants	(201)	(435)	—	(435)

	(213)	758	—	758

Net loss	$(271)	$(376)	$(60)	$(436)

Net Income (Loss)
     As a result of the foregoing factors, net income was $21,037,000 for the six months ended June 30, 2005, as compared to a net loss for the six months ended June 30, 2004 of $1,378,000.
LIQUIDITY AND CAPITAL RESOURCES
     The Company has financed its activities during the past few years from the sale of its equity securities. As of June 30, 2005 and December 31, 2004, the Company had $683,000 and $1.156 million of unrestricted cash and cash equivalents, respectively. At June 30, 2005, the Company had working capital of $260,000, as compared to a working capital deficiency of $18.438 million at December 31, 2004, primarily because of the consolidation of ARTISTdirect Records, which had liabilities of $18.770 million at December 31, 2004. Effective February 28, 2005, the Company sold 100% of its interest in ARTISTdirect Records for a cash payment of $115,000, as a result of which the Company no longer had any equity or other economic interest in ARTISTdirect Records. As a result of the sale of the Company’s interest in ARTISTdirect Records effective February 28, 2005, the liabilities of ARTISTdirect Records were eliminated from the Company’s balance sheet at that date. The Company’s working capital at June 30, 2005 was reduced by expenditures related to the MediaDefender acquisition aggregating $437,000 (including $389,000 accrued at June 30, 2005).
     During 2003, the Company restructured its operations, laid off most of its staff and reduced operating costs. Subsequently, management continued its efforts to improve and expand operations and cash flows at its online music network, and during the three months and six months ended June 30, 2005, the Company generated income from continuing operations of $604,000 and $229,000, respectively. The Company had previously recorded losses from continuing operations through March 31, 2005.
     On July 28, 2005, the Company consummated the acquisition of MediaDefender (see “Acquisition of MediaDefender, Inc.” above). The aggregate consideration for the acquisition was $42.5 million in cash. Concurrent with the consummation of the acquisition, the Company completed a $15 million senior secured debt transaction and a $30 million convertible subordinated debt transaction. If all of the Company’s outstanding equity-based instruments are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, including those issued in conjunction with the acquisition, there will be a total of approximately 37,500,000 shares of the Company’s common stock issued and outstanding.
     As a result of the general improvement in the Company’s media and e-commerce operations and the expected positive impact from the acquisition of MediaDefender, the Company believes that its available cash resources are likely to be sufficient to meet anticipated working capital requirements for the next twelve months. However, the Company may seek additional funding for possible acquisitions, expansion of existing operations or other purposes, or to the extent that the Company’s media and e-commerce operations and MediaDefender’s operations do not generate sufficient levels of profitability and cash flow. Should the Company seek to raise additional capital, there can be no assurances that such capital can be raised on terms satisfactory to the Company, on a timely basis, or at all.

     Operating. Net cash used in operating activities was $535,000 and $3,195,000 for the six months ended June 30, 2005 and 2004, respectively. Net cash used in continuing operations was $497,000 and $787,000 for the six months ended June 30, 2005 and 2004, respectively. Net cash used in discontinued operations was $38,000 and $2,408,000 for the six months ended June 30, 2005 and 2004, respectively.
     Accounts receivable increased by $1,559,000 or 207.6% to $2,310,000 at June 30, 2005, as compared to $751,000 at December 31, 2004, as a result of a significant increase in media billings during the six months ended June 30, 2005. Accounts receivable at June 30, 2005 included $1,761,000 resulting from media billings with respect to a short-term program with a major advertiser/sponsor during the three months and six months ended June 30, 2005 (see “Net Revenue” above for the three months and six months ended June 30, 2005 and 2004).
     Finished goods inventory increased by $114,000 or 82.6% to $252,000 at June 30, 2005, as compared to $138,000 at December 31, 2004, as a result of normal seasonal inventory fluctuations with respect to the products related to one music merchandising entity.
     Investing. Net cash provided by investing activities was $27,000 for the six months ended June 30, 2005, which consisted of the proceeds from the sale of ARTISTdirect Records of $115,000, offset by purchases of property and equipment of $40,000 and an increase in deferred acquisition costs of $48,000 related to the acquisition of MediaDefender. Net cash provided by investing activities was $1,012,000 for the six months ended June 30, 2004, which consisted of the sale/maturity of short-term investments.
     Financing. Net cash provided by financing activities was $35,000 for the six months ended June 30, 2005, which consisted of the issuance of bridge notes by ARTISTdirect Records of $37,000 during the two months ended February 28, 2005, offset by an increase in restricted cash of $2,000. Net cash provided by financing activities was $2,195,000 for six months ended June 30, 2004, which consisted of the issuance of bridge notes by ARTISTdirect Records during such period.
PRINCIPAL COMMITMENTS
     At June 30, 2005, the Company did not have any material commitments for capital expenditures. As of June 30, 2005, the Company’s principal commitments consisted of contractual commitments as summarized below.

	Payments Due by Period
	(in thousands)
		Less than	Between	Between	After
Contractual cash obligations	Total	1 year	2-3 years	4-5 years	5 years
Employment contracts	$268	$245	$23	$—	$—

Total contractual cash obligations	$268	$245	$23	$—	$—

     The Company’s contractual commitments as a result of its acquisition of MediaDefender, Inc. on July 28, 2005 are summarized above at “Acquisition of MediaDefender, Inc.”
OFF-BALANCE SHEET ARRANGEMENTS
     At June 30, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS No. 123R effective January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS No. 123R will have on the Company’s financial statement presentation and disclosures.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS No. 153 will have a significant effect on the Company’s financial statement presentation or disclosures.

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
     The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s principal executive officer and principal financial officer concluded that there were material weaknesses in the Company’s internal controls, including those which relate to the segregation of duties and the review, approval and reconciliation of accounting data and entries. The Company is addressing these issues by reviewing and revising its internal accounting policies and procedures, expanding the resources allocated to the accounting department, and reviewing its accounting and management information systems software.
(b) Changes in Internal Controls
     There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On March 29, 2005, the Company issued to each of the Company’s four non-management directors (including the Chairman of the Board of Directors) a non-plan, non-qualified stock option to purchase 92,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock options were fully vested at issuance. The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $250,000.
     On March 29, 2005, the Company issued to its Chief Executive Officer a non-plan, non-qualified stock option to purchase 200,341 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option will vest monthly over the remaining term of the Chief Executive Officer’s employment agreement, which expires on August 15, 2006. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $136,000.
     On March 29, 2005, the Company issued to its Chief Financial Officer a non-plan, non-qualified stock option to purchase 110,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option will vest monthly over a three year period from the date of issuance. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $75,000.
     On May 12, 2005, the Company issued to a newly-appointed director a non-plan, non-qualified stock option to purchase 92,000 shares of the Company’s common stock exercisable for a period of seven years at $1.00 per share, the market price on the date of grant. The stock option was fully vested at issuance. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $79,000.
     The aforementioned stock options were retroactively rescinded in conjunction with the MediaDefender transaction.
     On March 29, 2005, the Company issued to its Executive Vice President a non-plan, non-qualified stock option to purchase 92,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option will vest monthly over a period of two years. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $63,000.
     On March 29, 2005, the Company issued to its employees stock options to purchase an aggregate of 205,150 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $140,000.
     On May 6, 2005, the Company issued to three consultants stock options to purchase an aggregate of 73,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to short-term consulting agreements. The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $63,000, of which $23,000 was charged to operations during three months and six months ended June 30, 2005 and $40,000 was recorded as deferred compensation at June 30, 2005, which will be amortized to operations through June 30, 2006.
     On May 6, 2005, the Company issued to a consultant a stock option to purchase 22,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant. This option was subject to milestones that had not been attained at June 30, 2005. Accordingly, the fair value of this option will be determined pursuant to the Black-Scholes option-pricing model when vesting is reasonably likely and will be charged to operations at that time.
     On April 26, 2005, the Company issued a warrant to purchase up to 100,000 shares of its common stock to DKR SoundShore Oasis Holding Fund, Ltd. (“Oasis”) and a warrant to purchase up to 60,000 shares of its common stock to Verus International Group Limited (“Verus”). On May 23, 2005, the Company issued an additional warrant to purchase up to 100,000 shares of its common stock to Oasis. On May 25, 2005, the Company issued a warrant to purchase up to 60,000 shares of its common stock to CCM Master Qualified Fund, Ltd. (“CCM”).
     The warrants were issued in accordance with the terms of financing commitments provided by Oasis, Verus and CCM in conjunction with the acquisition of MediaDefender by the Company. These warrants would only become exercisable if the acquisition of MediaDefender was terminated by the Company or by MediaDefender, or if the transaction was consummated, but not funded by the recipients of the warrants. Since the Company consummated the acquisition of MediaDefender effective July 28, 2005, these warrants were cancelled retroactively and are no longer in force or effect. Accordingly, no accounting effect was given to these warrants at June 30, 2005.
     The securities referred to above were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.
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

ARTISTDIRECT, INC.
(Registrant)

Date: August 16, 2005	By:	/s/ JONATHAN V. DIAMOND

Jonathan V. Diamond
Chief Executive Officer
(Duly Authorized Officer)

Date: August 16, 2005	By:	/s/ ROBERT N. WEINGARTEN

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