Form 10-K/A
period 2004-12-31
ARTISTDIRECT INC
filed 2005-09-12
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _________________
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

Explanatory Note
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Explanatory Note
     This Amendment No. 2 to the Annual Report on Form 10-K/A of ARTISTdirect, Inc. (the “Company”) for the fiscal year ended December 31, 2004 is being filed in order to amend the language contained in Exhibits 31.1 and 31.2 to conform to the requirements of Item 601(b)(31) of Regulation S-K. This Amendment No. 2 does not in any way effect the Company’s audited financial statements, including the notes thereto, contained in the previously filed Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, nor does it revise or update or in any way effect any information or disclosures contained in Amendment No. 1, except for Signatures, the Exhibit 31.1 and 31.2 Certifications, and the Exhibit 32.1 and 32.2 Certifications.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ARTISTDIRECT, INC.
(Registrant)

Date: September 7, 2005	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
President and Chief Executive Officer
(Principle Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK W. FIELD Frederick W. Field	Chairman of the Board of Directors	September 7, 2005

/s/ JONATHAN V. DIAMOND Jonathan V. Diamond	President, Chief Executive Officer and Director (Principle Executive Officer)	September 7, 2005

/s/ ROBERT N. WEINGARTEN Robert N. Weingarten	Chief Financial Officer and Secretary (Principle Financial and Accounting Officer)	September 7, 2005

/s/ ERIC PULIER Eric Pulier	Director	September 7, 2005

/s/ TEYMOUR BOUTROS-GHALI Teymour Boutros-Ghali	Director	September 7, 2005

/s/ DIMITRI VILLARD Dimitri Villard	Director	September 7, 2005

/s/ NICHOLAS TURNER Nicholas Turner	Executive Vice President	September 7, 2005

/s/ JAMES N. LANE James N. Lane	Director	September 7, 2005

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act