Form 10QSB
period 2005-09-30
ARTISTDIRECT INC
filed 2005-11-21
CIK 1095079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2005, the Company had 4,611,149 shares of common stock, par value $0.01 per share, issued and outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑
Documents incorporated by reference: None.

ARTISTDIRECT, INC. AND SUBSIDIARIES

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except for share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,292	$1,156
Restricted cash	178	175
Accounts receivable, net	3,622	751
Finished goods inventory	374	138
Prepaid expenses and other current assets	211	58
Prepaid income taxes	303	—
Deferred income taxes	156	—
Assets of discontinued operations	—	16

Total current assets	7,136	2,294

Property and equipment	11,401	9,441
Less accumulated depreciation	(9,471)	(9,342)

Property and equipment, net	1,930	99

Other assets:
Intangible assets:
Customer relationships, net	2,139	—
Proprietary technology, net	7,179	—
Non-compete agreements, net	1,307	—
Goodwill	31,104	—

Total intangible assets, net	41,729	—

Deferred financing costs, net	3,311	—
Deposits	25	20

Total other assets	45,065	20

	$54,131	$2,413

(continued)

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(amounts in thousands, except for share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$809	$538
Accrued expenses	1,159	1,274
Accrued interest payable	320	—
Accrued expenses related to MediaDefender acquisition	518	—
Deferred revenue	368	—
Liabilities of discontinued operations	150	18,920

Total current liabilities	3,324	20,732

Long-term liabilities:
Senior secured notes payable, net of discount of $1,335	13,665	—
Subordinated convertible notes payable, net of discount of $840	30,621	—
Guaranteed payments to MediaDefender management	1,050	—
Deferred income taxes	387	—

Total long-term liabilities	45,723	—

Minority interest — discontinued operations	—	1,940

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value — Authorized — 5,000,000 shares Issued and outstanding — none	—	—
Common stock, $0.01 par value — Authorized — 60,000,000 shares
Issued and Outstanding — 4,611,149 shares at September 30, 2005 and 3,502,117 shares at December 31, 2004	46	38
Treasury stock, 322,902 shares, at cost	—	(3,442)
Additional paid-in-capital	210,692	209,135
Deferred compensation	(30)	—
Accumulated deficit	(205,624)	(225,990)

Total stockholders’ equity (deficiency)	5,084	(20,259)

	$54,131	$2,413

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands, except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenue:
E-commerce	$603	$793	$1,890	$2,198
Media	913	571	4,085	1,310
Anti-piracy services	2,336	—	2,336	—

Total net revenue	3,852	1,364	8,311	3,508

Cost of revenue:
E-commerce	528	630	1,659	1,873
Media	575	215	2,143	631
Anti-piracy services	1,069	—	1,069	—

Total cost of revenue	2,172	845	4,871	2,504

Gross profit	1,680	519	3,440	1,004

Operating expenses:
Sales and marketing	185	14	262	111
General and administrative	1,062	600	2,526	1,946

Total operating costs	1,247	614	2,788	2,057

Income (loss) from operations	433	(95)	652	(1,053)

Other income (expense):
Interest income	7	3	17	19
Interest expense	(622)	—	(622)	—
Amortization of deferred financing costs	(153)	—	(153)	—

Loss from continuing operations before income taxes	(335)	(92)	(106)	(1,034)
Provision for income taxes	336	—	336	—

Loss from continuing operations	(671)	(92)	(442)	(1,034)

Income (loss) from discontinued operations:
Income (loss) from operations:
ARTISTdirect Records, LLC	—	(461)	(271)	(1,422)
iMusic record label	—	25	—	(36)
Gain from sale of interest in ARTISTdirect Records, LLC (substantially all non-cash)	—	—	21,079	—

Income (loss) from discontinued operations	—	(436)	20,808	(1,458)

Net income (loss)	$(671)	$(528)	$20,366	$(2,492)

Net income (loss) per common share — basic:
From continuing operations	$(0.16)	$(0.03)	$(0.12)	$(0.30)
From discontinued operations	—	(0.12)	5.55	(0.42)

Net income (loss)	$(0.16)	$(0.15)	$5.43	$(0.72)

Net income (loss) per common share — diluted:
From continuing operations	$(0.16)	$(0.03)	$(0.11)	$(0.30)
From discontinued operations	—	(0.12)	5.03	(0.42)

Net income (loss)	$(0.16)	$(0.15)	$4.92	$(0.72)

Weighted average common shares outstanding:
Basic	4,241,472	3,502,117	3,748,569	3,502,117

Diluted	4,241,472	3,502,117	4,136,255	3,502,117

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(amounts in thousands, except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(671)	$(528)	$20,366	$(2,492)
Other comprehensive loss:
Unrealized loss on available for sale securities	—	—	—	(10)

Comprehensive income (loss)	$(671)	$(528)	$20,366	$(2,502)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (Unaudited)
(amounts in thousands, except for share data)

							Total
				Additional			Stockholders’
	Common Stock		Treasury	Paid-In	Accumulated	Deferred	Equity
	Shares	Amount	Stock	Capital	Deficit	Compensation	(Deficiency)
Balance, December 31, 2004	3,502,117	$38	$(3,442)	$209,135	$(225,990)	$—	$(20,259)
Stock options issued for consulting services	—	—	—	77	—	(41)	36
Amortization of deferred compensation	—	—	—	—	—	11	11
Warrants issued to debt holders in conjunction with financing of MediaDefender acquisition	—	—	—	2,276	—	—	2,276
Warrants issued to placement agents in conjunction with financing of MediaDefender acquisition	—	—	—	984	—	—	984
Warrants issued to consultants in conjunction with MediaDefender acquisition	—	—	—	84	—	—	84
Common stock issued to consultants in conjunction with MediaDefender acquisition	1,109,032	11	—	1,575	—	—	1,586
Cancellation of outstanding shares of treasury stock	—	(3)	3,442	(3,439)	—	—	—
Net income	—	—	—	—	20,366	—	20,366

Balance, September 30, 2005	4,611,149	$46	$—	$210,692	$(205,624)	$(30)	$5,084

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands, except for share data)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$20,366	$(2,492)
Income (loss) from discontinued operations	(20,808)	1,458

Loss from continuing operations	(442)	(1,034)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities, net of effect from acquisition of MediaDefender:
Depreciation and amortization	1,008	198
Provision for doubtful accounts and sales returns	60	182
Stock-based compensation	47	7
Deferred income tax, net	9	—
(Increase) decrease in —
Accounts receivable	(433)	(311)
Finished goods inventory	(236)	19
Prepaid expenses and other current assets	(62)	27
Prepaid income taxes	(303)	—
Deposits	(1)	(5)
Increase (decrease) in —
Accounts payable	230	71
Accrued expenses	(185)	103
Accrued interest payable	320	—
Deferred revenue	313	—
Income taxes payable	(230)	—

Net cash provided by (used in) continuing operations	95	(743)
Net cash used in discontinued operations	(38)	(2,684)

Net cash provided by (used in) operating activities	57	(3,427)

Cash flows from investing activities:
Purchases of property and equipment	(211)	(23)
Proceeds from sale of interest in ARTISTdirect Records, LLC	115	—
Acquisition of MediaDefender	(42,500)	—
Costs incurred in MediaDefender acquisition	(774)	—
Cash acquired in connection with MediaDefender acquisition, net of adjustments and amount due to ADI	435	—
Sale/maturity of short-term investments, net	—	1,012

Net cash provided by (used in) investing activities	(42,935)	989

Cash flows from financing activities:
Proceeds from senior and subordinated debt financings	45,000	—
Payments for deferred financing costs	(1,020)	—
Increase in restricted cash	(3)	—
Net cash provided by discontinued operations —
Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC during the two months ended February 28, 2005 and the nine nine months ended September 30, 2004	37	2,479

Net cash provided by financing activities	44,014	2,479

(continued)

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(amounts in thousands, except for share data)

	Nine Months Ended September 30,
	2005	2004
Cash and cash equivalents:
Net increase	1,136	41
Balance at beginning of period	1,156	719

Balance at end of period	$2,292	$760

Supplemental disclosure of cash flow information:
Cash paid for —
Interest	$199	$—

Income taxes	$860	$—

Non-cash investing and financing activities:
Issuance of subordinated convertible note payable to placement agent	$1,460	$—

Issuance of warrants to holders of senior secured notes payable	$1,398	$—

Issuance of warrants to holders of subordinated convertible notes payable	$878	$—

Issuance of common stock to directors as consulting fee in conjunction with MediaDefender acquisition	$1,586	$—

Issuance of warrants to directors as consulting fee in conjunction with MediaDefender acquisition	$84	$—

Issuance of warrants to placement agent for senior secured notes payable	$150	$—

Issuance of warrants to placement agent for senior secured notes payable and subordinated convertible notes payable	$834	$—

Guaranteed payments to MediaDefender management accounted for as non-compete agreements	$1,050	$—

Accrued expenses related to MediaDefender acquisition	$518	$—

Assets acquired in MediaDefender transaction, excluding cash and intercompany payable:
Assets acquired	$4,458	$—

Liabilities assumed	$734	$—

Customer relationships	$2,264	$—

Proprietary technology	$7,602	$—

Goodwill	$31,104	$—

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Nine Months Ended September 30, 2005 and 2004
1. BASIS OF PRESENTATION
Organization and Business Activities
     ARTISTdirect, Inc., a Delaware corporation (“ADI”), was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC. The merger was only a change in the form of ownership of ADI. ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996. ARTISTdirect, LLC has a 99% ownership interest in ARTISTdirect Agency LLC, Kneeling Elephant Records, LLC and ARTISTdirect New Media, LLC, all of which are currently inactive, and has consolidated their results since inception. The Company is headquartered in Los Angeles, California.
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
     Effective September 30, 2004, the Company reorganized its operating structure by transferring its media and e-commerce business operations to a wholly-owned subsidiary, ARTISTdirect Internet Group, Inc., a Delaware corporation. This reorganization did not have any effect on the Company’s business operations or consolidated financial statements. The Company conducts these business operations through an online music network appealing to music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of web-sites offering multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce and digital music services.
     During December 2004, the Company discontinued the operations of its iMusic record label and has therefore accounted for the operations of iMusic as a discontinued operation for all periods presented. Accordingly, the Company has restated its consolidated financial statements for the three months and nine months ended September 30, 2004 to reflect the termination of the business operations of iMusic.
     Effective February 28, 2005, the Company completed the sale of all of its interest in ARTISTdirect Recordings to Radar Records for a cash payment of $115,000. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has determined that it complied with the provisions of SFAS No. 144 at December 31, 2004 with respect to the classification of the operations of ARTISTdirect Records as a discontinued operation. Accordingly, the Company has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004, and has restated its consolidated financial statements for the three months and nine months ended September 30, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.
     On July 28, 2005, the Company consummated the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”) (see Note 6). MediaDefender was founded in July 2000 and is headquartered in Marina del Rey, California.
     MediaDefender is a leading provider of anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry designed to thwart Internet piracy and encourage consumers to pay for online content. MediaDefender’s proprietary suite of IPP solutions currently covers the 15 major peer-to-peer (“P2P”)

file-sharing networks that constitute over 95% of all P2P file-sharing activity, as well as Internet relay chat (“IRC”) and Usenet. MediaDefender employs an array of non-invasive technical countermeasures on P2P networks to frustrate attempts by users of P2P networks to locate, copy and share unauthorized copyrighted materials. MediaDefender’s solutions rely on patent-pending technology, which combines proprietary software with a robust, scalable information-technology infrastructure. Over the past four years, MediaDefender’s Internet anti-piracy solutions have been utilized by many of the major music and entertainment companies in the $160 billion global music and movie industries to thwart illegal downloading and drive consumers to pay for authorized digital content. Current customers include four major record labels and six major movie studios.
     This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005.
     On November 7, 2005, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Third Amended and Restated Certificate of Incorporation to increase the authorized number of shares of its common stock from 15,000,000 shares to 60,000,000 shares.
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
     On July 28, 2005, the Company consummated the acquisition of MediaDefender. The Company anticipates positive results of operations and cash flows from this business.
     As a result of the general improvement in the Company’s media operations and the expected positive impact from the acquisition of MediaDefender, the Company believes that its available cash resources are likely to be sufficient to meet anticipated working capital requirements for the foreseeable future. However, the Company may seek additional funding for possible acquisitions, expansion of existing operations or other purposes, or to the extent that the Company’s operations do not generate sufficient levels of profitability and cash flow. Should the Company seek to raise additional capital, there can be no assurances that such capital can be raised on terms satisfactory to the Company, on a timely basis, or at all.
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
     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, including normal recurring accruals and those relating to the MediaDefender acquisition, necessary to present fairly the financial position of the Company at September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s December 31, 2004 Annual Report on Form 10-K, as amended, and the Company’s Current Reports on Form 8-K and Form 8-K/A related to the MediaDefender acquisition, as filed with the Securities and Exchange Commission.
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
Reclassification
     Certain amounts have been reclassified in 2004 to conform to the presentation in 2005. During the three months ended September 30, 2005, the Company reclassified depreciation expense from operating expenses to cost of revenue for all periods presented. This reclassification did not have any effect on income (loss) from operations.
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
     The calculation of diluted weighted average common shares outstanding for the three months and nine months ended September 30, 2005 is based on the average of the closing price of the Company’s common stock during each respective period. The calculation of diluted income (loss) per share excluded approximately

28,549,000 shares and 1,019,000 shares of common stock for the three months ended September 30, 2005 and 2004, and approximately 27,593,000 shares and 1,019,000 shares of common stock for the nine months ended September 30, 2005 and 2004, since their effect would have been anti-dilutive.
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
     For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s unaudited pro forma information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(amounts in thousands, except for share data)
Net income (loss) — as reported	$(671)	$(528)	$20,366	$(2,492)
Less: Total stock-based compensation expense determined under the fair value method for all awards	(640)	(118)	(961)	(355)

Net income (loss) — pro forma	$(1,311)	$(646)	$19,405	$(2,847)

Net income (loss) per share — basic:
As reported	$(0.16)	$(0.15)	$5.43	$(0.72)
Pro forma	$(0.31)	$(0.18)	$5.18	$(0.81)

Net income (loss) per share — diluted:
As reported	$(0.16)	$(0.15)	$4.92	$(0.72)
Pro forma	$(0.31)	$(0.18)	$4.69	$(0.81)

Deferred Financing Costs
     Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments for legal fees and placement agent fees, and the issuance of subordinated notes payable and the fair value of warrants issued. Such costs are being deferred and amortized over the term of the related debt.
Discount on Debt
     Additional consideration in the form of warrants issued to lenders was accounted for at fair value based on a report prepared by an independent valuation firm. The fair value of such warrants was recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.
Intangible Assets
     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Accordingly, non-compete agreements are being amortized over the life of the respective non-compete agreements, ranging from 20 months to 4 years, and customer relationships and proprietary technology are being amortized over 3 years.
     SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and under certain circumstances, and written down when impaired, rather than amortized as previous standards required. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.
     The Company will evaluate the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. The Company will use a rate corresponding to its cost of capital, risk adjusted where appropriate, in determining discounted cash flows. Estimated cash flows will be determined by disaggregating the business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, the Company will perform an impairment test to measure the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company will consider current and projected future levels of income based on management’s plans for that business, as well as business trends, prospects and market and economic conditions.
     Asset allocations and amortization periods were determined by an independent valuation firm.
     A summary of MediaDefender’s significant accounting policies is presented below.
Accounts Receivable
     Accounts receivable are stated at the amount management expects to collect from outstanding balances. When appropriate, management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.
     Concentrations of credit risk with respect to trade receivables are limited due to the fact that the MediaDefender’s customers consist primarily of large reputable companies in the music and entertainment industries.
Revenue Recognition
     Under the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. Internet piracy prevention service revenue is recognized on a monthly basis as services are provided to customers. MediaDefender records deferred revenue for customers who prepay the full, or any portion, of their respective contracts.
Property and Equipment
     Expenditures for major renewal and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When property and equipment is sold or otherwise disposed of, the assets and related accumulated depreciation accounts are relieved, and any gain or loss is included in operations.
     Depreciation is computed on the straight-line method based on the estimated useful lives of the assets which is generally seven years for computer equipment and software.
Impairment of Long-Lived Assets
     MediaDefender accounts for the impairment of long-lived assets, such as property and equipment and intangible assets, under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to SFAS No. 144, MediaDefender periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. MediaDefender reports an impairment cost as a charge to operations at the time it is recognized.
Income Taxes
     MediaDefender accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
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
     As a result of the sale of all of ADI’s interest in ARTISTdirect Recordings to Radar Records effective February 28, 2005, ADI has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004 in accordance with SFAS No. 144. Accordingly, the Company has restated its consolidated financial statements for the three months and nine months ended September 30, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.
     The loss for ARTISTdirect Records for the three months and nine months ended September 30, 2004 was $1.176 million and $3.479 million, respectively, before intercompany interest elimination of $517,000 and $1.446 million, respectively. The loss for ARTISTdirect Records for the two months ended February 28, 2005 was $802,000, before intercompany interest elimination of $416,000. During 2004 and 2005, ADI recorded its proportionate share of the losses of ARTISTdirect Records.
     As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, ADI recognized a net gain (primarily non-cash) in its consolidated statement of operations for the nine months ended September 30, 2005 of $21.079 million, primarily as a result of the elimination of the liabilities of ARTISTdirect Records computed as follows:

(in thousands)
Liabilities disposed of:
Current liabilities
Accounts payable and accrued expenses	$421
Net liability to BMG, principal distributor	8,866
Current portion of bridge notes payable —
Outside investors	1,198
Minority investor — Ted Field	1,821

Total current liabilities	12,306
Non-current liabilities
Loan due to BMG, principal distributor	5,558
Non-current portion of bridge notes payable —
Minority investor — Ted Field	1,273

Total liabilities disposed of	19,137
Minority interest relieved	1,842
Cash proceeds received	115

Total	21,094
Less: Assets disposed of
Property and equipment, net	(15)

Net gain from sale	$21,079

     A summary of the loss from discontinued operations for the three months ended September 30, 2004 is presented below. No information with respect to discontinued operations for the three months ended September 30, 2005 is presented below, as the Company’s iMusic record label was discontinued during December 2004 and did not have any business operations during 2005, and the Company had sold its entire interest in ARTISTdirect Records, LLC effective February 28, 2005.

	Three Months Ended September 30, 2004
	ArtistDirect	iMusic
	Records, LLC	Record Label	Total
		(in thousands)
Net revenue	$46	$5	$51
Cost of revenue	123	(19)	104

Gross loss	(77)	24	(53)

Operating expenses:
Sales and marketing	57	(1)	56
General and administrative	77	—	77
Depreciation and amortization	6	—	6

Total operating expenses	140	(1)	139

Loss from operations	(217)	25	(192)
Other income (expense):
Minority interest	198	—	198
Interest expense	(168)	—	(168)
Amortization of bridge note warrants	(274)	—	(274)

	(244)	—	(244)

Net income (loss)	$(461)	$25	$(436)

     A summary of the loss from discontinued operations for the nine months ended September 30, 2005 and 2004 is presented below. No information with respect to discontinued operations of the Company’s iMusic record label for the nine months ended September 30, 2005 is presented below, as the Company’s iMusic record label was discontinued during December 2004 and did not have any business operations during 2005.

	Nine Months Ended September 30,
	2005	2004
	ArtistDirect	ArtistDirect	iMusic
	Records, LLC	Records, LLC	Record Label	Total
		(in thousands)
Net revenue	$—	$(61)	$(68)	$(129)
Cost of revenue	14	803	(34)	769

Gross loss	(14)	(864)	(34)	(898)

Operating expenses:
Sales and marketing	18	195	2	197
General and administrative	25	273	—	273
Depreciation and amortization	1	18	—	18

Total operating expenses	44	486	2	488

Loss from operations	(58)	(1,350)	(36)	(1,386)
Other income (expense):
Minority interest	116	610	—	610
Interest expense	(128)	(455)	—	(455)
Forgiveness of debt	—	482	—	482
Amortization of bridge note warrants	(201)	(709)	—	(709)

	(213)	(72)	—	(72)

Net loss	$(271)	$(1,422)	$(36)	$(1,458)

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
     During 2005, the Company completed the implementation of a new business initiative to create global awareness of the ARTISTdirect brand and increase traffic to the Company’s web-site. Through relationships previously developed by the Company’s senior management in the music and entertainment industry, the Company has begun to develop opportunities for major corporations to sponsor cause-based programs in various parts of the world in conjunction with music and entertainment celebrities. The Company believes that this effort would enhance the global reputation of the Company through associations with leading performers and entertainers, which could then be expected to drive brand awareness and traffic to the Company’s digital media properties. During the nine months ended September 30, 2005, the Company received a fee advance of $35,000 from an international non-profit organization with respect to the first such project. This fee advance was budgeted to fund initial planning and oversight and accordingly, one-half was paid to the Company’s Chief Executive Officer and one-half was paid to the Company’s Executive Vice President as a co-producer’s fee.
     In conjunction with the acquisition of MediaDefender, the Company issued 1,109,032 shares of common stock and a warrant to purchase up to 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC. The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both of whom are members of the Company’s Board of Directors. The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company with respect to the acquisition of MediaDefender (see Note 6).
     On July 28, 2005, the Company entered into a Non-Competition Agreement with WNT07 Holdings, LLC, Eric Pulier and Teymour Boutros-Ghali (collectively, the “Advisors”). The Non-Competition Agreement prohibits any of the Advisors (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries. The covenants not to complete or solicit expire on the earlier of April 1, 2007 or the date of termination of Advisor’s services with the Company.
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
     Randy Saaf and Octavio Herrera, formerly principals and stockholders of MediaDefender and currently both executive officers of the Company’s wholly-owned subsidiary, MediaDefender, each elected to invest $2,250,000 in the Sub-Debt Financing on the same terms and conditions as the other Sub-Debt Financing investors (see Note 6).
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
     On March 29, 2005, the Company issued to its Chief Executive Officer a non-plan, non-qualified stock option to purchase 200,341 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option was scheduled to vest monthly over the remaining term of the Chief Executive Officer’s employment agreement, which expires on August 15, 2006. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $136,000.
     On March 29, 2005, the Company issued to its Chief Financial Officer a non-plan, non-qualified stock option to purchase 110,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option was scheduled to vest monthly over a three year period from the date of issuance. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $75,000.

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
     On March 29, 2005, the Company issued to its Executive Vice President a non-plan, non-qualified stock option to purchase 92,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option vests monthly over a period of two years commencing January 1, 2005. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $63,000.
     On March 29, 2005, the Company issued to its employees stock options to purchase an aggregate of 205,150 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock options are scheduled to vest quarterly through September 30, 2006. The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $140,000.
     On May 6, 2005, the Company issued to three consultants stock options to purchase an aggregate of 73,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to short-term consulting agreements with a duration approximating one year. The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $63,000, of which $33,000 was charged to operations during the nine months ended September 30, 2005 and $30,000 was recorded as deferred compensation at September 30, 2005, which will be amortized to operations through March 31, 2006.
     On May 6, 2005, the Company issued to a consultant a stock option to purchase an aggregate of 22,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to short-term consulting agreements. The option was subject to milestones, one which was partially attained during the three months ended September 30, 2005. The fair value of the vested portion of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $40,000, of which $13,000 was charged to operations during the three months and nine months ended September 30, 2005.
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
     The warrants were issued in accordance with the terms of financing commitments provided by Oasis, Verus and CCM in conjunction with the acquisition of MediaDefender by the Company (see Note 6). These warrants would only become exercisable if the acquisition of MediaDefender was terminated by the Company or by MediaDefender, or if the transaction was consummated, but not funded by the recipients of the warrants. Since the Company consummated the acquisition of MediaDefender effective July 28, 2005, these warrants were cancelled retroactively and are no longer in force or effect. Accordingly, no accounting effect was given to these warrants.

     Effective as of July 28, 2005, the Company agreed to issue to each of its two independent directors a stock option to purchase up to 85,000 shares of the Company’s common stock exercisable for a period of seven years at 85% of the average closing price of the Company’s common stock for the 30 trading day period prior to July 28, 2005 and the 30 trading day period subsequent to July 28, 2005. The stock options were issued at an exercise price of $1.95 per share on September 9, 2005, which was in excess of the fair value of the common stock issued in the MediaDefender transaction, and were fully vested at issuance. The fair value of each of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $245,650.
     In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to each of Randy Saaf, MediaDefender’s Chief Executive Officer, and Octavio Herrera, Media Defender’s President, to purchase up to 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable for a period of five years at $3.00 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction. These options are scheduled to vest quarterly over three and one-half years. The fair value of each of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $546,000.
     In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Jonathan Diamond, its Chief Executive Officer, to purchase up to 2,753,098 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction. Options with respect to 1,045,000 shares are scheduled to vest over five years and options with respect to 1,708,098 shares are scheduled to vest based on specified performance milestones. The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,936,450.
     In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Robert Weingarten, its Chief Financial Officer, to purchase up to 550,000 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction. Options with respect to 275,000 shares are scheduled to vest over five years and options with respect to 275,000 shares are scheduled to vest based on specified performance milestones. The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $772,750.
     In conjunction with the acquisition of MediaDefender, the Company issued 1,109,032 shares of common stock and a warrant to purchase up to 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC. The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both of whom are members of the Company’s Board of Directors. The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company with respect to the MediaDefender acquisition. WNT07 Holdings, LLC, Mr. Pulier and Mr. Boutros-Ghali entered into a Non-Competition Agreement with the Company effective July 28, 2005, which prohibits them (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries. The covenants not to complete or solicit expire on the earlier of April 1, 2007 or the date of termination of Advisor’s services with the Company. The shares of common stock were valued at $1,585,916 ($1.43 per share) and the warrants were valued at $83,939, based on a valuation report prepared by an independent valuation firm, for an aggregate value of $1,669,855, of which $333,971 was allocated to covenant not to compete and the remaining $1,335,884 was included in total costs that the Company incurred to acquire MediaDefender.
     Effective July 29, 2005, the Company cancelled 322,902 shares of common stock held in treasury with a carrying cost of $3.442 million.
     Warrants and convertible securities were issued in conjunction with the acquisition and financing of the MediaDefender transaction, and are described at Note 6.

5. SEGMENT INFORMATION AND CONCENTRATIONS
     Information with respect to the Company’s operating segments for the three months and nine months ended September 30, 2005 and 2004 is presented below. During the three months and nine months ended September 30, 2004, the Company’s continuing operations consisted of two reportable segments: e-commerce and media. During the three months and nine months ended September 30, 2005, the Company’s continuing operations consisted of three reportable segments: e-commerce, media and anti-piracy services.
     The segment data presented below has been restated for all periods to reflect operations discontinued at December 31, 2004.
     E-commerce revenue is generated from the sale of recorded music and music-related merchandise. Media revenue is generated from the sale of advertising and sponsorships, both online and offline.
     During the three months ended September 30, 2005 and 2004, approximately 68% and 69%, respectively, of revenues from e-commerce were generated from the products related to the same music merchandising entity. During the nine months ended September 30, 2005 and 2004, approximately 67% and 69%, respectively, of revenues from e-commerce were generated from the products related to one music merchandising entity. During the three months and nine months ended September 30, 2005, the Company’s media revenues were generated by one outside sales organization which represented the Company with respect to advertising and sponsorship sales on the Company’s web-site.
     In December 2004, the Company discontinued the operations of its iMusic record label and as a result it has been presented as a discontinued operation for the three months and nine months ended September 30, 2004 and as of December 31, 2004.
     The Company consolidated the operations of ARTISTdirect Records for the year ended December 31, 2004. As a result of the sale of the Company’s interest in ARTISTdirect Records effective February 28, 2005, the operations of ARTISTdirect Records have been presented as a discontinued operation for the three months and nine months ended September 30, 2004 and as of December 31, 2004.
     Information with respect to the three months and nine months ended September 30, 2005 relating to MediaDefender reflects only the two-month period in which MediaDefender has been included in the Company’s consolidated results of operations.
     During the three months and nine months ended September 30, 2005, approximately 62% of MediaDefender’s revenues were from two customers, with one customer accounting for 35% and the other customer accounting for 27%. At September 30, 2005, the amounts due from such customers were $823,015 and $717,333, respectively, which were included in accounts receivable.
     During the three months and nine months ended September 30, 2005, MediaDefender purchased approximately 90% of its bandwidth from three suppliers. At September 30, 2005, amounts payable to one of these suppliers was $11,935 and amounts prepaid to the remaining two suppliers were $85,100. Although there are other suppliers of bandwidth, a change in suppliers would cause delays, which could adversely affect operations in the short-term.
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

     The following table summarizes net revenue and EBITDA by operating segment for the three months and nine months ended September 30, 2005 and 2004. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$603	$793	$1,890	$2,198
Media	913	571	4,085	1,310
Anti-piracy services	2,336	—	2,336	—

	$3,852	$1,364	$8,311	$3,508

EBITDA:
E-commerce	$47	$145	$154	$290
Media	251	335	1,700	549
Anti-piracy services	1,422	—	1,422	—

	1,720	480	3,276	839
Corporate	(564)	(528)	(1,694)	(1,694)

	$1,156	$(48)	$1,453	$(855)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Reconciliation of EBITDA to Net Income (Loss):
EBITDA per segments	$1,156	$(48)	$1,453	$(855)
Depreciation and amortization	(852)	(47)	(907)	(198)
Stock-based compensation	(24)	—	(47)	—
Interest income	7	3	17	19
Interest expense, including amortization of debt discount	(622)	—	(622)	—
Provision for income taxes	(336)	—	(336)	—
Loss from discontinued operations:
ARTISTdirect Records, LLC	—	(461)	(271)	(1,422)
iMusic record label	—	25	—	(36)
Gain from sale of ARTISTdirect Records, LLC	—	—	21,079	—

Net income (loss)	$(671)	$(528)	$20,366	$(2,492)

     Assets as of September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30,	December 31,
	2005	2004
	(in thousands)
Assets:
Corporate	$5,097	$1,313
E-commerce	1,101	314
Media	521	772
Anti-piracy services	47,412	—
Discontinued operations	—	14

	$54,131	$2,413

6. ACQUISITION OF MEDIADEFENDER, INC.
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
     MediaDefender is a leading provider of anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry designed to thwart Internet piracy and encourage consumers to pay for online content. MediaDefender’s proprietary suite of IPP solutions currently covers the 15 major peer-to-peer (“P2P”) file-sharing networks that constitute over 95% of all P2P file-sharing activity, as well as Internet relay chat (“IRC”) and Usenet. MediaDefender employs an array of non-invasive technical countermeasures on P2P networks to frustrate attempts by users of P2P networks to locate, copy and share unauthorized copyrighted materials. MediaDefender’s solutions rely on patent-pending technology, which combines proprietary software with a robust, scalable information-technology infrastructure. Over the past four years, MediaDefender’s Internet anti-piracy solutions have been utilized by many of the major music and entertainment companies in the $160 billion global music and movie industries to thwart illegal downloading and drive consumers to pay for authorized digital content. Current customers include four major record labels and six major movie studios.
     In accordance with the Merger Agreement, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves specified earnings targets in fiscal 2007 and 2008. Mr. Saaf and Mr. Herrera are each entitled to receive twelve (12) months of severance pay at the rate of one hundred percent (100%) of their monthly salary and the pro-rata portion of the performance bonus referenced above if they are terminated “without cause.” In addition, the Company granted stock options to purchase up to 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable for a period of five (5) years at $3.00 per share.
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

     As a result of these agreements, effective July 28, 2005, the Company recorded an asset of $1,050,000 for the non-compete agreements and a related liability of $1,050,000 for the guaranteed payments to MediaDefender management. The $1,050,000 allocated to non-compete agreements will be amortized over the life of the employment agreements.
     Mr. Saaf and Mr. Herrera have each elected to invest $2,250,000 in the Sub-Debt Financing on the same terms and conditions as the other Sub-Debt Financing investors, as described below.
     Concurrent with the consummation of the Acquisition described above, the Company completed a $15 million senior secured debt transaction (the “Senior Financing”) and a $30 million convertible subordinated debt transaction (the “Sub-Debt Financing”). Legal fees paid or reimbursed by the Company for services provided by the respective legal counsels for the lenders were recorded as a charge to deferred financing costs and are being amortized over the terms of the related debt.
     The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”). Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three (3) years and eleven (11) months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly. Principal and any accrued interest are due and payable at maturity. Termination and payment of the Senior Notes by the Company prior to maturity will not result in a prepayment fee. As collateral for the $15 million Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property. The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. In addition, not later than ninety (90) days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined, to prepay the principal amount of the Notes. The Company was in compliance with such financial covenants at September 30, 2005.
     In addition, the investors received five (5) year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”). The warrants were valued at $1,397,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt.
     In consideration of the investment in the Senior Financing, the Company granted to each investor certain registration rights with respect to the Senior Warrant Shares.
     The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers thereto (the “Securities Purchase Agreement”). Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four (4) years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”). Principal and any accrued interest are due and payable at maturity. Interest is payable quarterly in cash or shares of common stock, at the option of the Company, with payments commencing September 30, 2006. Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments. In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing. The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. The Company was in compliance with such financial covenants at September 30, 2005.
     In addition, the Sub-Debt Financing investors received five (5) year warrants to purchase up to 1,596,774 shares of common stock, equivalent to 8.25% of the number of shares of the Company’s common stock underlying the Sub-Debt Notes at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”). The warrants were valued at $878,226 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.
     In consideration of the investment in the Sub-Debt Financing, the Company granted to each investor certain registration rights with respect to the shares underlying the Sub-Debt Notes and the Sub-Debt Warrant Shares.
     Pursuant to the terms of the Senior Registration Rights Agreement and the Sub-Debt Registration Rights Agreement, the Company is obligated to have a registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing on file with and declared effective by the Securities and Exchange Commission within one hundred eighty (180) days of July 28, 2005. In connection therewith, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission on November 10, 2005.
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
     Pursuant to the terms of the Note Purchase Agreement and the Securities Purchase Agreement, the Company was required to seek stockholder approval to increase the number of authorized shares of common stock set forth in its Certificate of Incorporation from 15,000,000 shares to 60,000,000 shares (the “Charter Amendment”). The Company obtained voting agreements from certain existing stockholders representing in excess of 67% of the Company’s outstanding voting stock to vote in favor of the Charter Amendment. A Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on November 7, 2005.
     A change in control of the Company could occur as a result of the Senior Financing and the Sub-Debt Financing. Assuming maximum conversion of the securities issued in the Senior Financing and Sub-Debt Financing occurs, the Senior Financing investors would own approximately 9.3% of the Company’s voting stock, on a fully diluted basis, and the Sub-Debt investors would own approximately 55.9% of the Company’s voting stock, on a fully diluted basis.
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
     Mr. Diamond and Mr. Weingarten were issued stock options in conjunction with the Employment Agreements as described at Note 4.
     The securities issued by the Company in the Senior Financing and the Sub-Debt Financing were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Each of the investors qualified as an “accredited investor,” as specified in Rule 501 under the Securities Act.
     Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued Broadband $1,460,500 worth of a Sub-Debt Note (in addition to the $30 million referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share. The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors. The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The warrants were valued at $834,314, based on a valuation report prepared by an independent valuation firm. The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.
     Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued Libra a warrant to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Share”). The warrant was issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above. The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above. The warrant was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The warrants were valued at $149,625, based on a valuation report prepared by an independent valuation firm. The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.
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
     On July 28, 2005, the Company entered into a Non-Competition Agreement with WNT07 Holdings, LLC, Eric Pulier and Teymour Boutros-Ghali (collectively, the “Advisors”). The Non-Competition Agreement prohibits any of the Advisors (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries. The covenants not to complete or solicit expire on the earlier of April 1, 2007 or the date of termination of Advisor’s services with the Company.
     The shares of common stock were valued at $1,585,916 ($1.43 per share) and the warrants were valued at $83,939, based on a valuation report prepared by an independent valuation firm, for an aggregate value of $1,669,855, of which $333,971 was allocated to the covenant not to compete and the remaining $1,335,884 was included in total costs that the Company incurred to acquire MediaDefender. The amount allocated to the covenant not to compete is being amortized through April 1, 2007.
     Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in the stock ownership of companies with net operating loss carryforwards, the utilization of the Company’s federal net operating loss carryforwards will likely be severely limited as a result of the change in the effective stock ownership of the Company that could result from the Senior Financing and Sub-Debt Financing transactions described above.
     This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005. The following table summarizes the assets acquired and liabilities assumed of MediaDefender at July 28, 2005. The fair value of the intangible assets acquired and their respective amortization periods was determined by an independent valuation firm.

(in thousands)
Assets Acquired:
Cash	$1,365
Accounts receivable	2,499
Deferred income tax	116
Prepaid expenses and other current assets	91
Property, plant and equipment	1,749
Deposits	3

Total assets acquired	5,823

Liabilities Assumed:
Accounts payable	41
Accrued expenses	87
Income taxes payable	230
Due to ARTISTdirect, Inc.	930
Deferred revenue	38
Deferred income tax	338

Total liabilities assumed	1,664

Net assets acquired	4,159

(in thousands)
Intangible assets acquired:
Customer relationships	2,264
Proprietary technology	7,602
Goodwill	31,004

Total assets acquired	$45,029

Total purchase consideration paid as follows:
Cash paid to MediaDefender stockholders	$42,500
Transaction costs incurred	2,529

Total purchase consideration	$45,029

     The following pro forma operating data presents the results of operations for the three months and nine months ended September 30, 2005 and 2004, as if the acquisition had occurred on the first day of each such period. Discontinued operations and non-recurring costs for the three months and nine months ended September 30, 2005 and 2004 are not included. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations. The Company’s unaudited pro forma information is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net revenue	$4,893	$4,110	$14,977	$11,568

Net loss	$(938)	$(1,216)	$(2,287)	$(4,676)

Net loss per common share — basic and diluted	$(0.20)	$(0.26)	$(0.50)	$(1.01)

Weighted average common shares outstanding	4,611,149	4,611,149	4,611,149	4,611,149

7. INCOME TAXES
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
     Due to the uncertainty surrounding the realization of the benefits of the Company’s tax attributes, primarily net operating loss carryforwards, the Company recorded a 100% valuation allowance against its net deferred tax assets as of June 30, 2005 and 2004.
     Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined “ownership change”. Effective July 28, 2005, the Company acquired MediaDefender (see Note 6). As a result of the Senior Financing and Sub-Debt Financing transactions completed in conjunction with the MediaDefender acquisition, the utilization of the Company’s federal net operating loss carryforwards will likely be severely limited as a result of the change in the effective stock ownership of the Company that could result from such financings.
     As a result of the profitable operations of MediaDefender for the period that it was consolidated with the Company’s operations during the three months and nine months ended September 30, 2005, the non-deductibility of certain non-cash charges for tax reporting purposes, and likely permanent limitations on the Company’s ability to utilize its net operating loss carryforwards, the Company recorded a provision for income taxes of $336,000 for the three months and nine months ended September 30, 2005. The Company did not record a provision for income taxes for the three months and nine months ended September 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005. This Form 10-QSB, including without limitation, the notes to the condensed consolidated financial statements and the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning the Company’s business model, competition in its business segments, online product sales, advertising and other revenue streams, the Company’s ability to increase visits to its web-site, its ability to adequately fund its operations, its ability to offer compelling content, its ability to fulfill online music and merchandise orders in a timely manner, its ability to build brand recognition, its ability to integrate acquisitions of technology and other businesses, its ability to protect, obtain and/or develop intellectual property rights and proprietary technology, its ability to manage changing technologies and markets, and its ability to manage growth. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in the Company’s December 31, 2004 Annual Report on Form 10-K, as amended, and the Company’s Current Reports on Form 8-K and Form 8-K/A relating to the MediaDefender acquisition, as filed with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and in the Company’s other filings with the Securities and Exchange Commission.
Overview
     Effective September 30, 2004, the Company reorganized its operating structure by transferring its media and e-commerce business operations to a wholly-owned subsidiary, ARTISTdirect Internet Group, Inc., a Delaware corporation. This reorganization did not have any effect on the Company’s business operations or consolidated financial statements. The Company conducts these business operations through an online music network appealing to music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of web-sites offering multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce and digital music services.
     On February 28, 2005, the Company completed the sale of its interest in ARTISTdirect Recordings to Radar Records for a cash payment of $115,000. ADI accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004 in accordance with SFAS No. 144. Accordingly, the Company has restated its consolidated financial statements for the three months and nine months ended September 30, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records have been classified as “held for sale” through February 28, 2005.
     During December 2004, the Company discontinued the operations of its iMusic record label and has therefore accounted for the operations of iMusic as a discontinued operation for all periods presented. Accordingly, the Company has restated its consolidated financial statements for the three months and nine months ended September 30, 2004 to reflect the termination of the business operations of iMusic.

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
     On July 28, 2005, the Company consummated the acquisition of MediaDefender. The Company anticipates positive results of operations and cash flows from this business.
     As a result of the general improvement in the Company’s media operations and the expected positive impact from the acquisition of MediaDefender, the Company believes that its available cash resources are likely to be sufficient to meet anticipated working capital requirements for the foreseeable future. However, the Company may seek additional funding for possible acquisitions, expansion of existing operations or other purposes, or to the extent that the Company’s operations do not generate sufficient levels of profitability and cash flow. Should the Company seek to raise additional capital, there can be no assurances that such capital can be raised on terms satisfactory to the Company, on a timely basis, or at all.
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

     MediaDefender is a leading provider of anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry designed to thwart Internet piracy and encourage consumers to pay for online content. MediaDefender’s proprietary suite of IPP solutions currently covers the 15 major peer-to-peer (“P2P”) file-sharing networks that constitute over 95% of all P2P file-sharing activity, as well as Internet relay chat (“IRC”) and Usenet. MediaDefender employs an array of non-invasive technical countermeasures on P2P networks to frustrate attempts by users of P2P networks to locate, copy and share unauthorized copyrighted materials. MediaDefender’s solutions rely on patent-pending technology, which combines proprietary software with a robust, scalable information-technology infrastructure. Over the past four years, MediaDefender’s Internet anti-piracy solutions have been utilized by many of the major music and entertainment companies in the $160 billion global music and movie industries to thwart illegal downloading and drive consumers to pay for authorized digital content. Current customers include four major record labels and six major movie studios.
     In accordance with the Merger Agreement, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves specified earnings targets in fiscal 2007 and 2008. Mr. Saaf and Mr. Herrera are each entitled to receive twelve (12) months of severance pay at the rate of one hundred percent (100%) of their monthly salary and the pro-rata portion of the performance bonus referenced above if they are terminated “without cause.”
     In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to each of Randy Saaf, MediaDefender’s Chief Executive Officer, and Octavio Herrera, Media Defender’s President, to purchase up to 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable for a period of five years at $3.00 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction. These options are scheduled to vest quarterly over three and one-half years. The fair value of each of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $546,000.
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
     As a result of these agreements, effective July 28, 2005, the Company recorded an asset of $1,050,000 for the non-compete agreements and a related liability of $1,050,000 for the guaranteed payments to MediaDefender management. The $1,050,000 allocated to non-compete agreements will be amortized over the life of the employment agreements.
     Mr. Saaf and Mr. Herrera have each elected to invest $2,250,000 in the Sub-Debt Financing on the same terms and conditions as the other Sub-Debt Financing investors, as described below.
     Concurrent with the consummation of the Acquisition described above, the Company completed a $15 million senior secured debt transaction (the “Senior Financing”) and a $30 million convertible subordinated debt transaction (the “Sub-Debt Financing”). Legal fees paid or reimbursed by the Company for services provided by the respective legal counsels for the lenders were recorded as a charge to deferred financing costs and are being amortized over the terms of the related debt.

     The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”). Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three (3) years and eleven (11) months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly. Principal and any accrued interest are due and payable at maturity. Termination and payment of the Senior Notes by the Company prior to maturity will not result in a prepayment fee. As collateral for the $15 million Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property. The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. In addition, not later than ninety (90) days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined, to prepay the principal amount of the Notes. The Company was in compliance with such financial covenants at September 30, 2005.
     In addition, the investors received five (5) year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”). The warrants were valued at $1,397,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt.
     In consideration of the investment in the Senior Financing, the Company granted to each investor certain registration rights with respect to the Senior Warrant Shares.
     The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers thereto (the “Securities Purchase Agreement”). Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four (4) years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”). Principal and any accrued interest are due and payable at maturity. Interest is payable quarterly in cash or shares of common stock, at the option of the Company, with payments commencing September 30, 2006. Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments. In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing. The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. The Company was in compliance with such financial covenants at September 30, 2005.
     In addition, the Sub-Debt Financing investors received five (5) year warrants to purchase up to 1,596,774 shares of common stock, equivalent to 8.25% of the number of shares of the Company’s common stock underlying the Sub-Debt Notes at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”). The warrants were valued at $878,226 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.
     In consideration of the investment in the Sub-Debt Financing, the Company granted to each investor certain registration rights with respect to the shares underlying the Sub-Debt Notes and the Sub-Debt Warrant Shares.
     Pursuant to the terms of the Senior Registration Rights Agreement and the Sub-Debt Registration Rights Agreement, the Company is obligated to have a registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing on file with and declared effective by the Securities and Exchange Commission within one hundred eighty (180) days of July 28, 2005. In connection therewith, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission on November 10, 2005.

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
     Pursuant to the terms of the Note Purchase Agreement and the Securities Purchase Agreement, the Company was required to seek stockholder approval to increase the number of authorized shares of common stock set forth in its Certificate of Incorporation from 15,000,000 shares to 60,000,000 shares (the “Charter Amendment”). The Company obtained voting agreements from certain existing stockholders representing in excess of 67% of the Company’s outstanding voting stock to vote in favor of the Charter Amendment. A Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on November 7, 2005.
     A change in control of the Company could occur as a result of the Senior Financing and the Sub-Debt Financing. Assuming maximum conversion of the securities issued in the Senior Financing and Sub-Debt Financing occurs, the Senior Financing investors would own approximately 9.3% of the Company’s voting stock, on a fully diluted basis, and the Sub-Debt investors would own approximately 55.9% of the Company’s voting stock, on a fully diluted basis.
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

     In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Jonathan Diamond, its Chief Executive Officer, to purchase up to 2,753,098 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction. Options with respect to 1,045,000 shares are scheduled to vest over five years and options with respect to 1,708,098 shares are scheduled to vest based on specified performance milestones. The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,936,450.
     In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Robert Weingarten, its Chief Financial Officer, to purchase up to 550,000 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction. Options with respect to 275,000 shares are scheduled to vest over five years and options with respect to 275,000 shares are scheduled to vest based on specified performance milestones. The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $772,750.
     The securities issued by the Company in the Senior Financing and the Sub-Debt Financing were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Each of the investors qualified as an “accredited investor,” as specified in Rule 501 under the Securities Act.
     Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued Broadband $1,460,500 worth of a Sub-Debt Note (in addition to the $30 million referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share. The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors. The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The warrants were valued at $834,314, based on a valuation report prepared by an independent valuation firm. The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.
     Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued Libra a warrant to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Share”). The warrant was issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above. The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above. The warrant was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The warrants were valued at $149,625, based on a valuation report prepared by an independent valuation firm. The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.
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
     On July 28, 2005, the Company entered into a Non-Competition Agreement with WNT07 Holdings, LLC, Eric Pulier and Teymour Boutros-Ghali (collectively, the “Advisors”). The Non-Competition Agreement prohibits any of the Advisors (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries. The covenants not to complete or solicit expire on the earlier of April 1, 2007 or the date of termination of Advisor’s services with the Company.
     The shares of common stock were valued at $1,585,916 ($1.43 per share) and the warrants were valued at $83,939, based on a valuation report prepared by an independent valuation firm, for an aggregate value of $1,669,855, of which $333,971 was allocated to the covenant not to compete and the remaining $1,335,884 was included in total costs that the Company incurred to acquire MediaDefender. The amount allocated to the covenant not to compete is being amortized through April 1, 2007.
     Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in the stock ownership of companies with net operating loss carryforwards, the utilization of the Company’s federal net operating loss carryforwards will likely be severely limited as a result of the change in the effective stock ownership of the Company that could result from the Senior Financing and Sub-Debt Financing transactions described above.
     This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005. The following pro forma operating data presents the results of operations for the three months and nine months ended September 30, 2005 and 2004, as if the acquisition had occurred on the first day of each such period. Discontinued operations and non-recurring costs for the three months and nine months ended September 30, 2005 and 2004 are not included. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations. The Company’s unaudited pro forma information is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net revenue	$4,893	$4,110	$14,977	$11,568

Net loss	$(938)	$(1,216)	$(2,287)	$(4,676)

Net loss per common share — basic and diluted	$(0.20)	$(0.26)	$(0.50)	$(1.01)

Weighted average common shares outstanding	4,611,149	4,611,149	4,611,149	4,611,149

Critical Accounting Policies
     The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, stock-based compensation, impairment of long-lived assets and goodwill, and income taxes. These accounting policies are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s December 31, 2004 Annual Report on Form 10-K, as amended, as well as in the notes to the December 31, 2004 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2004, except as a result of the Company’s acquisition of MediaDefender effective July 28, 2005. A summary of significant accounting policies adopted as a result of the acquisition of MediaDefender is presented in Note 1 to the condensed consolidated financial statements included elsewhere in this document.
Results of Operations
     The Company evaluates performance based on earnings or loss before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA also excludes stock-based compensation, impairment losses and minority interest. Included in EBITDA are direct operating expenses for each segment.
     The following table summarizes net revenue and EBITDA by operating segment for the three months and nine months ended September 30, 2005 and 2004. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$603	$793	$1,890	$2,198
Media	913	571	4,085	1,310
Anti-piracy services	2,336	—	2,336	—

	$3,852	$1,364	$8,311	$3,508

EBITDA:
E-commerce	$47	$145	$154	$290
Media	251	335	1,700	549
Anti-piracy services	1,422	—	1,422	—

	1,720	480	3,276	839
Corporate	(564)	(528)	(1,823)	(1,694)

	$1,156	$(48)	$1,453	$(855)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Reconciliation of EBITDA to Net Income (Loss):
EBITDA per segments	$1,156	$(48)	$1,453	$(855)
Depreciation and amortization	(852)	(47)	(907)	(198)
Stock-based compensation	(24)	—	(47)	—
Interest income	7	3	17	19
Interest expense, including amortization of debt discount	(622)	—	(622)	—
Provision for income taxes	(336)	—	(336)	—
Loss from discontinued operations:
ARTISTdirect Records, LLC	—	(461)	(271)	(1,422)
iMusic record label	—	25	—	(36)
Gain from sale of ARTISTdirect Records, LLC	—	—	21,079	—

Net income (loss)	$(671)	$(528)	$20,366	$(2,492)

     The following table presents the Company’s consolidated statements of operations, excluding income (loss) from discontinued operations, as a percentage of revenue, for the three months and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenue:
E-commerce	15.7%	58.1%	22.7%	62.7%
Media	23.7%	41.9%	49.2%	37.3%
Anti-piracy services	60.6%	—%	28.1%	—%

Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
E-commerce	13.7%	46.2%	19.9%	53.4%
Media	14.9%	15.8%	25.8%	18.0%
Anti-piracy services	27.8%	—%	12.9%	—%

Total cost of revenue	56.4%	62.0%	58.6%	71.4%

Gross profit	43.6%	38.0%	41.4%	28.6%

Operating expenses:
Sales and marketing	4.8%	1.0%	3.2%	3.1%
General and administrative	27.6%	44.0%	30.4%	55.5%

Total operating costs	32.4%	45.0%	33.6%	58.6%

Income (loss) from operations	11.2%	(7.0%)	7.8%	(30.0%)
Other income (expense):
Interest income	0.2%	0.2%	0.2%	0.5%
Interest expense	(16.1%)	—%	(7.5%)	—%

Amortization of deferred financing costs	(4.0%)	—%	(1.8%)	—%

Loss from continuing operations before income taxes	(8.7%)	(6.8%)	(1.3%)	(29.5)

Provision for income taxes	8.7%	—%	4.0%	—%

Loss from continuing operations	(17.4%)	(6.8%)	(5.3%)	(29.5%)

     The operating profitability shown above with respect to the Company’s media and e-commerce business segments for the three months and nine months ended September 30, 2005 may not be representative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

     As a result of the Company’s acquisition of MediaDefender effective July 28, 2005, the Company has consolidated the operations of MediaDefender for the two months ended September 30, 2005. Accordingly, the Company’s result of operations for the three months and nine months ended September 30, 2005 are not directly comparable to the results of operations for the three months and nine months ended September 30, 2004.
Three Months Ended September 30, 2005 and 2004
Net Revenue
     Net revenue increased by $2,488,000 or 182.4% to $3,852,000 for the three months ended September 30, 2005, as compared to $1,364,000 for the three months ended September 30, 2004, primarily as a result of the acquisition of MediaDefender, which provided revenue of $2,336,000 from its anti-piracy services in 2005, reflecting 60.6% of the Company’s total net revenue for the three months ended September 30, 2005. The Company expects that revenues from MediaDefender will represent a significant proportion of the Company’s total revenues in the future.
     E-commerce revenue decreased by $190,000 or 24.0% to $603,000 for the three months ended September 30, 2005, as compared to $793,000 for the three months ended September 30, 2004, primarily due to a decrease in sales of products related to one music merchandising entity.
     Media revenue increased by $342,000 or 59.9% to $913,000 for the three months ended September 30, 2005, as compared to $571,000 for the three months ended September 30, 2004, as a result of an increase in the number of online advertisers, an increase in the cost per thousand (“CPM”) amounts earned from the sales of impression and non-impression based advertising and offline sponsorships, and the expansion of the Company’s affiliations with other web-sites for which the Company both markets advertising and participates in advertising revenues.
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
     During the three months ended September 30, 2005 and 2004, approximately 68% and 69%, respectively, of revenues from e-commerce were generated from the products related to one music merchandising entity. During the three months ended September 30, 2005, the Company’s media revenues were generated by one outside sales organization which represented the Company with respect to advertising and sponsorship sales on the Company’s web-site.
Cost of Revenue
     Total cost of revenue increased by $1,327,000 or 157.0% to $2,172,000 for the three months ended September 30, 2005, as compared to $845,000 for the three months ended September 30, 2004, primarily as a result of the acquisition of MediaDefender, which contributed cost of revenue of $1,069,000, or 45.8% of MediaDefender net revenue. Depreciation of property and equipment is included in cost of revenue for all business segments. Included in MediaDefender’s cost of revenue for the three months ended September 30, 2005 was the amortization of proprietary technology of $423,000.
     E-commerce cost of revenue decreased by $102,000 or 16.2% to $528,000 for the three months ended September 30, 2005, as compared to $630,000 for the three months ended September 30, 2004, as a result of the decrease in E- commerce revenues.

     Media cost of revenue increased by $360,000 or 167.4% to $575,000 for the three months ended September 30, 2005, as compared to $215,000 for the three months ended September 30, 2004, as a result of an increase in impressions being delivered by affiliate web-sites with which the Company has revenue-sharing arrangements, advertising serving costs, and sales commissions paid to a third party in conjunction with increased media revenues.
     As a result of the foregoing, gross profit was $1,680,000 for the three months ended September 30, 2005, as compared to $519,000 for the three months ended September 30, 2004, reflecting gross margins of 43.6% and 38.0%, respectively. A summary of gross profit and gross margin by segment is as follows:

	Three Months Ended
	September 30,
	2005		2004
	(amounts in thousands)
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Segment:
E-commerce	$75	12.4%	$163	20.6%
Media	338	37.0%	356	62.3%
Anti-piracy services	1,267	54.2%	—	—

Totals	$1,680	43.6%	$519	38.0%

     Media segment gross margin decreased to 37.0% for the three months ended September 30, 2005 as compared to 62.3% for the three months ended September 30, 2004 as a result of increased web-site affiliation costs and increased sales commissions based on certain performance milestones being achieved.
Operating Expenses
     Sales and Marketing. Sales and marketing expense increased by $171,000 to $185,000 for the three months ended September 30, 2005, as compared to $14,000 for the three months ended September 30, 2004, primarily as a result of the amortization of customer relationships acquired in the MediaDefender acquisition of $125,000.
     General and Administrative. General and administrative expense increased by $462,000 or 77.0% to $1,062,000 for the three months ended September 30, 2005 as compared to $600,000 for the three months ended September 30, 2004, in part as a result of the acquisition of MediaDefender and increased compensation of senior management effective with the closing of the MediaDefender acquisition. Included in general and administrative expenses for the three months ended September 30, 2005 was the amortization of non-compete agreements of $77,000 and stock-based compensation of $24,000. Also included in general and administrative expenses were $64,000 and $173,000 of costs related to business development activities for the three months ended September 30, 2005 and 2004, respectively. Significant components of general and administrative expenses consist of management compensation, personnel and personnel-related costs, insurance, legal and accounting fees, consulting fees and occupancy costs.
Interest Income
     Interest income was $7,000 for the three months ended September 30, 2005, as compared to interest income of $3,000 for the three months ended September 30, 2004.
Interest Expense
     Interest expense for the three months ended September 30, 2005 of $622,000 relates to $15 million of senior secured notes payable, which bear interest at 11.25% per annum, and $30 million of subordinated convertible notes payable, which bears interest at 4.0% per annum, issued to financing the acquisition of MediaDefender.
     Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt. Accordingly, the amortization of discount on debt included in interest expense for the three months ended September 30, 2005 was $101,000. The Company did not have any interest expense for the three months ended September 30, 2004.
Amortization of Deferred Financing Costs
     Amortization of deferred financing costs was $153,000 for the three months ended September 30, 2005. Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments for legal fees and placement agent fees, and the issuance of subordinated notes payable and the fair value of warrants issued, which were deferred and are being amortized over the term of the related debt. The Company did not have any amortization of deferred financing costs for the three months ended September 30, 2004.
Loss from Continuing Operations Before Income Taxes
     As a result of the aforementioned factors, loss from continuing operations was $335,000 for the three months ended September 30, 2005, as compared to a loss from continuing operations of $106,000 for the three months ended September 30, 2004.
Provision for Income Taxes
     As a result of the profitable operations of MediaDefender for the period that it was consolidated with the Company’s operations during the three months ended September 30, 2005, the non-deductibility of certain non-cash charges for tax reporting purposes, and likely permanent limitations on the Company’s ability to utilize its net operating loss carryforwards, the Company recorded a provision for income taxes of $336,000 for the three months ended September 30, 2005. The Company did not record a provision for income taxes for the three months ended September 30, 2004.
Loss from Discontinued Operations
     A summary of the loss from discontinued operations for the three months ended September 30, 2004 is presented below. No information with respect to discontinued operations for the three months ended September 30, 2005 is presented below, as the Company’s iMusic record label was discontinued during December 2004 and did not have any business operations during 2005, and the Company had sold its entire interest in ARTISTdirect Records, LLC effective February 28, 2005.

	Three Months Ended September 30, 2004
	ArtistDirect	iMusic
	Records, LLC	Record Label	Total
	(in thousands)
Net revenue	$46	$5	$51
Cost of revenue	123	(19)	104

Gross loss	(77)	24	(53)

Operating expenses:
Sales and marketing	57	(1)	56
General and administrative	77	—	77
Depreciation and amortization	6	—	6

Total operating expenses	140	(1)	139

Loss from operations	(217)	25	(192)
Other income (expense):
Minority interest	198	—	198
Interest expense	(168)	—	(168)
Amortization of bridge note warrants	(274)	—	(274)

	(244)	—	(244)

Net income (loss)	$(461)	$25	$(436)

Net Loss
     As a result of the foregoing factors, net loss was $671,000 for the three months ended September 30, 2005, as compared to a net loss for the three months ended September 30, 2004 of $528,000.
Nine Months Ended September 30, 2005 and 2004
Net Revenue
     Net revenue increased by $4,803,000 or 136.9% to $8,311,000 for the nine months ended September 30, 2005, as compared to $3,508,000 for the nine months ended September 30, 2004, primarily as a result of an increase in media revenue of $2,775,000 and the acquisition of MediaDefender, which provided revenue of $2,336,000 from its anti-piracy services in 2005, reflecting 28.1% of the Company’s total net revenue for the nine months ended September 30, 2005. The Company expects that revenues from MediaDefender will represent a significant proportion of the Company’s total revenues in the future.
     E-commerce revenue decreased by $308,000 or 14.0% to $1,890,000 for the nine months ended September 30, 2005, as compared to $2,198,000 for the nine months ended September 30, 2004, primarily due to a decrease in sales of products related to one music merchandising entity.
     Media revenue increased by $2,775,000 or 211.8% to $4,085,000 for the nine months ended September 30, 2005, as compared to $1,310,000 for the nine months ended September 30, 2004, as a result of an increase in the number of online advertisers, an increase in the cost per thousand (“CPM”) amounts earned from the sales of impression and non-impression based advertising and offline sponsorships, and the expansion of the Company’s affiliations with other web-sites for which the Company both markets advertising and participates in advertising revenues. A short-term program with a major advertiser/sponsor during the three months ended June 30, 2005 contributed approximately $1,761,000 of the increase in revenue during the nine months ended September 30, 2005. The program ended June 30, 2005 and, as designed, did not continue.
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
     During the nine months ended September 30, 2005 and 2004, approximately 67% and 69%, respectively, of revenues from e-commerce were generated from the products related to one music merchandising entity. During the nine months ended September 30, 2005, the Company’s media revenues were generated by one outside sales organization which represented the Company with respect to advertising and sponsorship sales on the Company’s web-site.
Cost of Revenue
     Total cost of revenue increased by $2,367,000 or 94.5% to $4,871,000 for the nine months ended September 30, 2005, as compared to $2,504,000 for the nine months ended September 30, 2004, primarily as a result of an increase in media revenue and the acquisition of MediaDefender, which contributed cost of revenue of $1,069,000, or 45.8% of MediaDefender net revenue. Depreciation of property and equipment is included in cost of revenue for all business segments. Included in MediaDefender’s cost of revenue for the nine months ended September 30, 2005 was the amortization of proprietary technology of $423,000.
     E-commerce cost of revenue decreased by $214,000 or 11.4% to $1,659,000 for the nine months ended September 30, 2005, as compared to $1,873,000 for the nine months ended September 30, 2004, as a result of the decrease in E- commerce revenues.

     Media cost of revenue increased by $1,512,000 or 239.6% to $2,143,000 for the nine months ended September 30, 2005, as compared to $631,000 for the nine months ended September 30, 2004, as a result of an increase in impressions being delivered by affiliate web-sites with which the Company has revenue-sharing arrangements, advertising serving costs, and sales commissions paid to a third party in conjunction with increased media revenues.
     As a result of the foregoing, gross profit was $3,440,000 for the nine months ended September 30, 2005, as compared to $1,004,000 for the nine months ended September 30, 2004, reflecting gross margins of 41.4% and 28.6%, respectively. The significant improvement in gross margin for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was due to a change in the business mix, reflecting an increase in revenues from higher margin segments. A summary of gross profit and gross margin by segment is as follows:

	Nine Months Ended
	September 30,
	2005		2004
	(amounts in thousands)
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Segment:
E-commerce	$231	12.2%	$325	14.8%
Media	1,942	47.5%	679	51.8%
Anti-piracy services	1,267	54.2%	—	—

Totals	$3,440	41.4%	$1,004	28.6%

Operating Expenses
     Sales and Marketing. Sales and marketing expense increased by $151,000 to $262,000 for the nine months ended September 30, 2005, as compared to $111,000 for the nine months ended September 30, 2004, primarily as a result of the amortization of customer relationships acquired in the MediaDefender acquisition of $125,000.
     General and Administrative. General and administrative expense increased by $580,000 or 29.8% to $2,526,000 for the nine months ended September 30, 2005 as compared to $1,946,000 for the nine months ended September 30, 2004, in part as a result of the acquisition of MediaDefender and increased compensation of senior management effective with the closing of the MediaDefender acquisition. Included in general and administrative expenses for the nine months ended September 30, 2005 was the amortization of non-compete agreements of $77,000 and stock-based compensation of $47,000. Also included in general and administrative expenses were $122,000 and $173,000 of costs related to business development activities for the nine months ended September 30, 2005 and 2004, respectively. Significant components of general and administrative expenses consist of management compensation, personnel and personnel-related costs, insurance, legal and accounting fees, consulting fees and occupancy costs.
     The increase in general and administrative expense in 2005 as compared to 2004 was in part attributable to the awarding of discretionary cash bonuses to the Company’s senior executives of $125,000 that were recorded during the nine months ended September 30, 2005 as described below.
     During March 2005, the Company awarded discretionary cash bonuses to its Chief Executive Officer and Chief Financial Officer aggregating $125,000, which were paid during the three months ended September 2005. The Company awarded such bonuses as consideration for management successfully completing the restructuring of the Company during the three months ended March 31, 2005. In particular, management restructured the Company’s internet operations, which had sustained losses since inception, into a growing, profitable business segment; negotiated the extinguishment of the Company’s $12.0 million funding obligation to ARTISTdirect Records; and disposed of the Company’s investment in ARTISTdirect Records effective February 28, 2005, which resulted in the elimination of $19.137 million of liabilities from the Company’s consolidated balance sheet at that date. Such bonuses were reviewed and approved by the Company’s Board of Directors.
Interest Income
     Interest income was $17,000 for the nine months ended September 30, 2005, as compared to interest income of $19,000 for the nine months ended September 30, 2004.

Interest Expense
     Interest expense for the nine months ended September 30, 2005 of $622,000 relates to $15 million of senior secured notes payable, which bear interest at 11.25% per annum, and $30 million of subordinated convertible notes payable, which bears interest at 4.0% per annum, issued to financing the acquisition of MediaDefender.
     Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt. Accordingly, the amortization of discount on debt included in interest expense for the nine months ended September 30, 2005 was $101,000. The Company did not have any interest expense for the nine months ended September 30, 2004.
Amortization of Deferred Financing Costs
     Amortization of deferred financing costs was $153,000 for the nine months ended September 30, 2005. Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments for legal fees and placement agent fees, and the issuance of subordinated notes payable and the fair value of warrants issued, which were deferred and are being amortized over the term of the related debt. The Company did not have any amortization of deferred financing costs for the nine months ended September 30, 2004.
Loss from Continuing Operations Before Income Taxes
     As a result of the aforementioned factors, the loss from continuing operations was $442,000 for the nine months ended September 30, 2005, as compared to a loss from continuing operations of $1,034,000 for the nine months ended September 30, 2004.
Provision for Income Taxes
     As a result of the profitable operations of MediaDefender for the period that it was consolidated with the Company’s operations during the nine months ended September 30, 2005, the non-deductibility of certain non-cash charges for tax reporting purposes, and permanent likely limitations on the Company’s ability to utilize its net operating loss carryforwards, the Company recorded a provision for income taxes of $336,000 for the nine months ended September 30, 2005. The Company did not record a provision for income taxes for the nine months ended September 30, 2004.
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
     As a result of the sale of all of ADI’s interest in ARTISTdirect Recordings to Radar Records effective February 28, 2005, ADI has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004 in accordance with SFAS No. 144. Accordingly, the Company has restated its consolidated financial statements for the three months and nine months ended September 30, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.
     As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, ADI recognized a net gain (primarily non-cash) in its consolidated statement of operations for the nine months ended September 30, 2005 of $21.079 million, primarily as a result of the elimination of the liabilities of ARTISTdirect Records.
     A summary of the loss from discontinued operations for the nine months ended September 30, 2005 and 2004 is presented below. No information with respect to discontinued operations of the Company’s iMusic record label for the nine months ended September 30, 2005 is presented below, as the Company’s iMusic record label was discontinued during December 2004 and did not have any business operations during 2005.

	Nine Months Ended September 30,
	2005	2004
	ArtistDirect	ArtistDirect	iMusic
	Records, LLC	Records, LLC	Record Label	Total
	(in thousands)
Net revenue	$—	$(61)	$(68)	$(129)
Cost of revenue	14	803	(34)	769

Gross loss	(14)	(864)	(34)	(898)

Operating expenses:
Sales and marketing	18	195	2	197
General and administrative	25	273	—	273
Depreciation and amortization	1	18	—	18

Total operating expenses	44	486	2	488

Loss from operations	(58)	(1,350)	(36)	(1,386)
Other income (expense):
Minority interest	116	610	—	610
Interest expense	(128)	(455)	—	(455)
Forgiveness of debt	—	482	—	482
Amortization of bridge note warrants	(201)	(709)	—	(709)

	(213)	(72)	—	(72)

Net loss	$(271)	$(1,422)	$(36)	$(1,458)

Net Income (Loss)
     As a result of the foregoing factors, net income was $20,366,000 for the nine months ended September 30, 2005, as compared to a net loss for the nine months ended September 30, 2004 of $2,492,000.
Liquidity and Capital Resources
     As of September 30, 2005 and December 31, 2004, the Company had $2.292 million and $1.156 million of unrestricted cash and cash equivalents, respectively. At September 30, 2005, the Company had working capital of $3,812,000, as compared to a working capital deficiency of $18.438 million at December 31, 2004. The improvement in working capital at September 30, 2005 as compared to December 31, 2004 is primarily attributable to the Company having consolidated ARTISTdirect Records at December 31, 2004, which had current liabilities of $18.770 million at such date. Effective February 28, 2005, the Company sold 100% of its interest in ARTISTdirect Records for a cash payment of $115,000, as a result of which the Company no longer had any equity or other economic interest in ARTISTdirect Records. As a result of the sale of the Company’s interest in ARTISTdirect Records effective February 28, 2005, the liabilities of ARTISTdirect Records were eliminated from the Company’s balance sheet at that date.
     The improvement in the Company’s cash and working capital positions at September 30, 2005 is also attributable to the acquisition of MediaDefender effective July 28, 2005 and which includes approximately $1 million from the debt issued to finance such transaction (see “Acquisition of MediaDefender, Inc.”).
     During 2003, the Company restructured its operations, laid off most of its staff and reduced operating costs. Subsequently, management continued its efforts to improve and expand operations and cash flows at its online music network.
     On July 28, 2005, the Company consummated the acquisition of MediaDefender. The Company anticipates positive results of operations and cash flows from this business.
     As a result of the general improvement in the Company’s media operations and the expected positive impact from the acquisition of MediaDefender, the Company believes that its available cash resources are likely to be sufficient to meet anticipated working capital requirements for the foreseeable future. However, the Company may seek additional funding for possible acquisitions, expansion of existing operations or other purposes, or to the extent that the Company’s operations do not generate sufficient levels of profitability and cash flow. Should the Company seek to raise additional capital, there can be no assurances that such capital can be raised on terms satisfactory to the Company, on a timely basis, or at all.
     Operating. Net cash provided by operating activities was $57,000 for the nine months ended September 30, 2005, as compared to net cash used in operating activities of $3,427,000 for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by continuing operations was $95,000 for the nine months ended September 30, 2005, as compared to net cash used in continuing operations of $212,000 for the nine months ended September 30, 2004. Net cash used in discontinued operations was $38,000 and $3,215,000 for the nine months ended September 30, 2005 and 2004, respectively.
     Investing. Net cash used in investing activities was $42,930,000 for the nine months ended September 30, 2005, which consisted of $42,500,000 paid to acquire MediaDefender, costs incurred with respect to the MediaDefender acquisition of $769,000 and purchases of property and equipment of $211,000, reduced by cash acquired in the MediaDefender transaction of $435,000 and the proceeds from the sale of ARTISTdirect Records of $115,000 Net cash provided by investing activities was $989,000 for the nine months ended

September 30, 2004, which consisted of the sale/maturity of short-term investments of $1,012,000, reduced by purchases of property and equipment of $23,000.
     Financing. Net cash provided by financing activities was $44,014,000 for the nine months ended September 30, 2005, which consisted of the proceeds from the senior secured debt financing of $15 million and the subordinated convertible debt financing of $30 million, and the issuance of bridge notes by ARTISTdirect Records of $37,000 during the two months ended February 28, 2005, reduced by payments for deferred financing costs of $1,025,000 and an increase in restricted cash of $3,000. Net cash provided by financing activities was $2,479,000 for nine months ended September 30, 2004, which consisted of the issuance of bridge notes by ARTISTdirect Records during such period.
Principal Commitments
     At September 30, 2005, the Company did not have any material commitments for capital expenditures. As of September 30, 2005, the Company’s principal commitments for the next five fiscal year periods consisted of contractual commitments as summarized below. The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms, without any early reduction of the principal balance based on cash flows.

	Payments Due by Period
	(in thousands)
Contractual cash obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5

Employment contracts	$4,138	$1,294	$1,264	$1,264	$316	$—

Guaranteed payments to MediaDefender management	1,050	—	1,050	—	—	—

Operating lease obligations	85	85	—	—	—	—

Senior secured notes payable	15,000	—	—	15,000	—	—

Interest on senior secured notes payable	6,474	1,711	1,711	1,711	1,341	—

Subordinated convertible notes payable	31,461	—	—	—	31,461	—

Interest on subordinated convertible notes payable	5,030	1,476	1,258	1,258	—	—

Total contractual cash obligations	$63,238	$4,566	$5,283	$4,233	$49,156	$—

Off-Balance Sheet Arrangements
     At September 30, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
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
     The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s principal executive officer and principal financial officer concluded that there were material weaknesses in the Company’s internal controls, including those which relate to the segregation of duties and the review, approval and reconciliation of accounting data and entries. The Company is addressing these issues by reviewing and revising its internal accounting policies and procedures, expanding the resources allocated to the accounting department, and reviewing its accounting and management information systems software. The Company expects that the resolution of these issues will take several months to complete.
(b) Changes in Internal Controls
     There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Effective as of July 28, 2005, the Company agreed to issue to each of its two independent directors a stock option to purchase up to 85,000 shares of the Company’s common stock exercisable for a period of seven years at 85% of the average closing price of the Company’s common stock for the 30 trading day period prior to July 28, 2005 and the 30 trading day period subsequent to July 28, 2005. The stock options were issued at an exercise price of $1.95 per share on September 9, 2005, which was in excess of the fair value of the common stock issued in the MediaDefender transaction, and were fully vested at issuance. The fair value of each of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $245,650.
     In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to each of Randy Saaf, MediaDefender’s Chief Executive Officer, and Octavio Herrera, Media Defender’s President, to purchase up to 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable for a period of five years at $3.00 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction. These options are scheduled to vest quarterly over three and one-half years. The fair value of each of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $546,000.
     In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Jonathan Diamond, its Chief Executive Officer, to purchase up to 2,753,098 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction. Options with respect to 1,045,000 shares are scheduled to vest over five years and options with respect to 1,708,098 shares are scheduled to vest based on specified performance milestones. The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,936,450.
     In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Robert Weingarten, its Chief Financial Officer, to purchase up to 550,000 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction. Options with respect to 275,000 shares are scheduled to vest over five years and options with respect to 275,000 shares are scheduled to vest based on specified performance milestones. The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $772,750.
     In conjunction with the acquisition of MediaDefender, the Company issued 1,109,032 shares of common stock and a warrant to purchase up to 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC. The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both of whom are members of the Company’s Board of Directors. The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company with respect to the MediaDefender acquisition. WNT07 Holdings, LLC, Mr. Pulier and Mr. Boutros-Ghali entered into a Non-Competition Agreement with the Company effective July 28, 2005, which prohibits them (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries. The covenants not to complete or solicit expire on the earlier of April 1, 2007 or the date of termination of Advisor’s services with the Company. The shares of common stock were valued at $1,585,916 ($1.43 per share) and the warrants were valued at $83,939, based on a valuation report prepared by an independent valuation firm, for an aggregate value of $1,669,855, of which $333,971 was allocated to covenant not to compete and the remaining $1,335,884 was included in total costs that the Company incurred to acquire MediaDefender.
     Concurrent with the consummation of the acquisition of MediaDefender, the Company completed a $15 million senior secured debt transaction (the “Senior Financing”) and a $30 million convertible subordinated debt transaction (the “Sub-Debt Financing”).
     The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”). Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three (3) years and eleven (11) months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly. Principal and any accrued interest are due and payable at maturity. Termination and payment of the Senior Notes by the Company prior to maturity will not result in a prepayment fee. As collateral for the $15 million Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property. The Company is required to comply with certain financial covenants including, among others, minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. In addition, not later than ninety (90) days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined, to prepay the principal amount of the Notes. The Company was in compliance with such financial covenants at September 30, 2005.

     In addition, the investors received five (5) year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”). The warrants were valued at $1,397,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt.
     In consideration of the investment in the Senior Financing, the Company granted to each investor certain registration rights with respect to the Senior Warrant Shares.
     The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers thereto (the “Securities Purchase Agreement”). Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four (4) years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”). Principal and any accrued interest are due and payable at maturity. Interest is payable quarterly in cash or shares of common stock, at the option of the Company, with payments commencing September 30, 2006. Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments. In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing. The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. The Company was in compliance with such financial covenants at September 30, 2005.
     In addition, the Sub-Debt Financing investors received five (5) year warrants to purchase up to 1,596,774 shares of common stock, equivalent to 8.25% of the number of shares of the Company’s common stock underlying the Sub-Debt Notes at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”). The warrants were valued at $878,226 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.
     In consideration of the investment in the Sub-Debt Financing, the Company granted to each investor certain registration rights with respect to the shares underlying the Sub-Debt Notes and the Sub-Debt Warrant Shares.
     Pursuant to the terms of the Senior Registration Rights Agreement and the Sub-Debt Registration Rights Agreement, the Company is obligated to have a registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing on file with and declared effective by the Securities and Exchange Commission within one hundred eighty (180) days of July 28, 2005. In connection therewith, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission on November 10, 2005.
     Pursuant to the terms of the Note Purchase Agreement and the Securities Purchase Agreement, the Company was required to seek stockholder approval to increase the number of authorized shares of common stock set forth in its Certificate of Incorporation from 15,000,000 shares to 60,000,000 shares (the “Charter Amendment”). The Company obtained voting agreements from certain existing stockholders representing in excess of 67% of the Company’s outstanding voting stock to vote in favor of the Charter Amendment. A Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on November 7, 2005.
     Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued Broadband $1,460,500 worth of a Sub-Debt Note (in addition to the $30 million referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share. The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors. The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The warrants were valued at $834,314, based on a valuation report prepared by an independent valuation firm. The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.
     Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued Libra a warrant to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Share”). The warrant was issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above. The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above. The warrant was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The warrants were valued at $149,625, based on a valuation report prepared by an independent valuation firm. The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.
     The securities issued by the Company in the Senior Financing and the Sub-Debt Financing were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Each of the investors qualified as an “accredited investor,” as specified in Rule 501 under the Securities Act. The other securities referred to above were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     On July 28, 2005, a proposal to adopt a Certificate of Amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 15,000,000 shares to 60,000,000 shares was approved and recommended for stockholder approval by the unanimous written consent of the Company’s Board of Directors. On August 2, 2005, the Company obtained the written consent of eight stockholders representing 3,259,469 shares of the Company’s common stock, which was in excess of 67% of the Company’s issued and outstanding shares of common stock, to approve the aforementioned Certificate of Amendment to the Company’s Certificate of Incorporation. The number of votes obtained was sufficient to satisfy the stockholder vote requirement for this action as set forth in the Company’s Certificate of Incorporation.
     Shareholder consent was not solicited in connection with this action. An Information Statement pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14C and Schedule 14C thereunder regarding action taken by written consent of a majority of stockholders with respect to the action described above, was filed with the Securities and Exchange Commission on October 13, 2005 and was distributed to shareholders on or about October 14, 2005.
     On November 7, 2005, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Third Amended and Restated Certificate of Incorporation to increase the authorized number of shares of its common stock from 15,000,000 shares to 60,000,000 shares.

ITEM 5. OTHER INFORMATION
     The Board of Directors approved an amendment to the Company’s Bylaws effective July 28, 2005. Article VI, Section 4 of the Company’s Bylaws has been amended to comply with Section 213 of the Delaware General Corporation Law to provide that the Board may fix in advance, a record date for stockholders entitled to consent to corporate action in writing without a meeting, which shall not be more than ten (10) days after the date the resolution fixing the record date is adopted by the Board. The Bylaws previously provided that the record date shall not be more than sixty (60) nor less than ten (10) days before such written action. Stockholder consent was not required for such action.
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

ARTISTDIRECT, INC. (Registrant)
Date: November 20, 2005	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer (Duly Authorized Officer)

Date: November 20, 2005	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
2.1	Agreement and Plan of Merger, dated July 28, 2005, by and among ARTISTdirect, Inc., ARTISTdirect Merger Sub, Inc. and MediaDefender, Inc.(5)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2	Amended and Restated Bylaws of the Registrant.(1)
3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.(2)
3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation.(3)
3.5	Certificate of Amendment, dated November 7, 2005, of the Third Amended and Restated Certificate of Incorporation.(4)
4.1	Form of 11.25% Senior Note Due July 28, 2009 issued to each of the Senior Financing investors dated July 28, 2005.(5)

4.2	Form of Warrant to Purchase Common Stock issued to each of the Senior Financing investors dated July 28, 2005.(5)

4.3	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Senior Financing investors.(5)

4.4	Form of Convertible Subordinated Note issued to each of the Sub-debt investors dated July 28, 2005.(5)

4.5	Form of Sub-Debt Financing Warrant issued July 28, 2005.(5)

4.6	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Sub-Debt Financing investors.(5)

4.7	Warrant issued to Libra FE, LP on July 28, 2005.(5)

4.8	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and Libra FE, LP.(5)
4.9	Warrant issued to WNT07 Holdings, LLC on July 28, 2005.(5)
10.1	Employment, Confidentiality and Noncompetition Agreement, dated July 28, 2005, by and between MediaDefender, Inc. and Randy Saaf.(5)

10.2	Employment Agreement, Confidentiality and Noncompetition Agreement, dated July 28, 2005, by and between MediaDefender, Inc. and Octavio Herrera.(5)

10.3	Non-Competition Agreement, dated July 28, 2005, entered into between MediaDefender, Inc. and Randy Saaf.(5)

10.4	Non-Competition Agreement, dated July 28, 2005, entered into between MediaDefender, Inc. and Octavio Herrera.(5)

10.5	Note and Warrant Purchase Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc., the investors indicated on the schedule of buyers thereto (“Senior Financing investors”) and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors.(5)

10.6	Security Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and its subsidiaries and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors.(5)

10.7	Pledge Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors.(5)

10.8	Form of Copyright Security Agreement.(5)

10.9	Patent Security Agreement, dated July 28, 2005, by and among MediaDefender, Inc. and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors.(5)

10.10	Trademark Security Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and U.S. Bank National Association, as Collateral Agent for the benefit of the Senior Financing investors.(5)

10.11	Subsidiary Guarantee, dated July 28, 2005, made by ARTISTdirect, Inc. and its subsidiaries in favor of U.S. Bank National Association, as Collateral Agent for the Senior Financing investors.(5)

10.12	Securities Purchase Agreement, dated July 28, 2005, entered into by and among ARTISTdirect, Inc. and the Sub-debt Financing investors.(5)

10.13	Subordination Agreement, dated July 28, 2005, among ARTISTdirect, Inc., and certain of its subsidiaries, the investors on the schedule of buyers thereto (“Sub-debt Financing Investors”) and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors.(5)

10.14	Voting Agreement entered into by certain existing stockholders and option holders of ARTISTdirect, Inc.(5)

10.15	Non-Competition Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and WNT07, LLC.(5)

10.16	Employment Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and Jon Diamond.(5)

10.17	Employment Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and Robert Weingarten.(5)
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 — 7 thereto.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 9, 2005.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 3, 2005.