Form 10QSB/A
period 2005-09-30
ARTISTDIRECT INC
filed 2005-11-23
CIK 1095079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
Amendment No. 1

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

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of ARTISTdirect, Inc. (the “Company”) for the quarterly period ended September 30, 2005 is being filed primarily to correct and/or revise certain amounts and disclosures contained in “Item 2. Management’s Discussion and Analysis or Plan of Operation”. This Amendment No. 1 does not in any way effect the Company’s financial statements included therein, including the notes thereto, contained in the previously filed Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, nor does it update any information or disclosures contained in the document, except for Signatures, the Exhibit 31.1 and 31.2 Certifications, and the Exhibit 32.1 and 32.2 Certifications.

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
Interim Financial Information
     The unaudited interim financial statements of the Company included herein have been prepared in accordance with the instructions for Form 10-QSB/A under the Securities Exchange Act of 1934, as amended, and Item 310 of Regulation S-B under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.
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
     The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers attached thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”). Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three (3) years and eleven (11) months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly. Principal and any accrued interest are due and payable at maturity. Termination and payment of the Senior Notes by the Company prior to maturity will not result in a prepayment fee. As collateral for the $15 million Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property. The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. In addition, not later than ninety (90) days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined, to prepay the principal amount of the Notes. The Company was in compliance with such financial covenants at September 30, 2005.
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
     The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”). Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four (4) years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”). Principal and any accrued interest are due and payable at maturity. Interest is payable quarterly in cash or shares of common stock, at the option of the Company, with payments commencing September 30, 2006. Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments. In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing. The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. The Company was in compliance with such financial covenants at September 30, 2005.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005. This Quarterly Report on Form 10-QSB/A, including, without limitation, the notes to the condensed consolidated financial statements and the following discussion, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning the Company’s business model and outlook, competition in its business segments, online product sales, advertising and other revenue streams, the Company’s ability to increase visits to its web-site, its ability to adequately fund its operations, its ability to offer compelling content, its ability to fulfill online music and merchandise orders in a timely manner, its ability to build brand recognition, its ability to integrate acquisitions of technology and other businesses, its ability to protect, obtain and/or develop intellectual property rights and proprietary technology, its ability to manage changing technologies and markets, and its ability to manage growth. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in the Company’s December 31, 2004 Annual Report on Form 10-K, as amended, and the Company’s Current Reports on Form 8-K and Form 8-K/A relating to the MediaDefender acquisition, as filed with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005. The information contained in this Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005 and in the Company’s other filings with the Securities and Exchange Commission.
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

     The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers attached thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”). Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three (3) years and eleven (11) months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly. Principal and any accrued interest are due and payable at maturity. Termination and payment of the Senior Notes by the Company prior to maturity will not result in a prepayment fee. As collateral for the $15 million Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property. The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. In addition, not later than ninety (90) days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined, to prepay the principal amount of the Notes. The Company was in compliance with such financial covenants at September 30, 2005.
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
     The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”). Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four (4) years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”). Principal and any accrued interest are due and payable at maturity. Interest is payable quarterly in cash or shares of common stock, at the option of the Company, with payments commencing September 30, 2006. Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments. In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing. The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. The Company was in compliance with such financial covenants at September 30, 2005.
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
     The improvement in the Company’s cash and working capital positions at September 30, 2005 is also attributable to the acquisition of MediaDefender effective July 28, 2005, which includes approximately $1 million from the debt issued to finance such transaction (see “Acquisition of MediaDefender, Inc.”).
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
     Operating. Net cash provided by operating activities was $57,000 for the nine months ended September 30, 2005, as compared to net cash used in operating activities of $3,427,000 for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by continuing operations was $95,000 for the nine months ended September 30, 2005, as compared to net cash used in continuing operations of $212,000 for the nine months ended September 30, 2004. The improvement in net cash provided by continuing operations in 2005 as compared to 2004 was primarily a result of a decrease in net loss. Net cash used in discontinued operations was $38,000 and $3,215,000 for the nine months ended September 30, 2005 and 2004, respectively.
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
Principal Commitments
     At September 30, 2005, the Company did not have any material commitments for capital expenditures. As of September 30, 2005, the Company’s principal commitments for the next five fiscal year periods consisted of contractual commitments as summarized below. The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms, without any early reduction of the principal balances based on cash flows.

	Payments Due by Period
	(in thousands)
Contractual cash obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5

Employment contracts	$4,138	$1,294	$1,264	$1,264	$316	$—

Guaranteed payments to MediaDefender management	1,050	—	1,050	—	—	—

Operating lease obligations	85	85	—	—	—	—

Senior secured notes payable	15,000	—	—	—	15,000	—

Interest on senior secured notes payable	6,474	1,711	1,711	1,711	1,341	—

Subordinated convertible notes payable	31,461	—	—	—	31,461	—

Interest on subordinated convertible notes payable	5,030	1,476	1,258	1,258	1,038	—

Total contractual cash obligations	$63,238	$4,566	$5,283	$4,233	$49,156	$—

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
     The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers attached thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”). Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three (3) years and eleven (11) months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly. Principal and any accrued interest are due and payable at maturity. Termination and payment of the Senior Notes by the Company prior to maturity will not result in a prepayment fee. As collateral for the $15 million Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property. The Company is required to comply with certain financial covenants including, among others, minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. In addition, not later than ninety (90) days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined, to prepay the principal amount of the Notes. The Company was in compliance with such financial covenants at September 30, 2005.

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
     The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”). Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four (4) years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”). Principal and any accrued interest are due and payable at maturity. Interest is payable quarterly in cash or shares of common stock, at the option of the Company, with payments commencing September 30, 2006. Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments. In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing. The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. The Company was in compliance with such financial covenants at September 30, 2005.
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

ARTISTDIRECT, INC. (Registrant)

Date: November 22, 2005	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer (Duly Authorized Officer)

Date: November 22, 2005	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
2.1	Agreement and Plan of Merger, dated July 28, 2005, by and among ARTISTdirect, Inc., ARTISTdirect Merger Sub, Inc. and MediaDefender, Inc.(5)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2	Amended and Restated Bylaws of the Registrant.(1)
3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.(2)
3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation.(3)
3.5	Certificate of Amendment, dated November 7, 2005, of the Third Amended and Restated Certificate of Incorporation.(4)

4.1	Form of 11.25% Senior Note due July 28, 2009 issued to each of the Senior Financing investors dated July 28, 2005.(5)

4.2	Form of Warrant to Purchase Common Stock issued to each of the Senior Financing investors dated July 28, 2005.(5)

4.3	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Senior Financing investors.(5)

4.4	Form of Convertible Subordinated Note issued to each of the Sub-Debt investors dated July 28, 2005.(5)

4.5	Form of Sub-Debt Financing Warrant issued July 28, 2005.(5)

4.6	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Sub-Debt Financing investors.(5)

4.7	Warrant issued to Libra FE, LP on July 28, 2005.(5)

4.8	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and Libra FE, LP.(5)
4.9	Warrant issued to WNT07 Holdings, LLC on July 28, 2005.(5)
10.1	Employment, Confidentiality and Noncompetition Agreement, dated July 28, 2005, by and between MediaDefender, Inc. and Randy Saaf.(5)

10.2	Employment, Confidentiality and Noncompetition Agreement, dated July 28, 2005, by and between MediaDefender, Inc. and Octavio Herrera.(5)

10.3	Non-Competition Agreement, dated July 28, 2005, entered into between MediaDefender, Inc. and Randy Saaf.(5)

10.4	Non-Competition Agreement, dated July 28, 2005, entered into between MediaDefender, Inc. and Octavio Herrera.(5)

10.5	Note and Warrant Purchase Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc., the investors indicated on the schedule of buyers attached thereto (“Senior Financing investors”) and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors.(5)

10.6	Security Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and its subsidiaries and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors.(5)

10.7	Pledge Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors.(5)

10.8	Form of Copyright Security Agreement.(5)

10.9	Patent Security Agreement, dated July 28, 2005, by and among MediaDefender, Inc. and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors.(5)

10.10	Trademark Security Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and U.S. Bank National Association, as Collateral Agent for the benefit of the Senior Financing investors.(5)

10.11	Subsidiary Guarantee, dated July 28, 2005, made by ARTISTdirect, Inc. and its subsidiaries in favor of U.S. Bank National Association, as Collateral Agent for the Senior Financing investors.(5)

10.12	Securities Purchase Agreement, dated July 28, 2005, entered into by and among ARTISTdirect, Inc. and the Sub-Debt Financing investors.(5)

10.13	Subordination Agreement, dated July 28, 2005, among ARTISTdirect, Inc., and certain of its subsidiaries, the investors on the schedule of buyers attached thereto (“Sub-Debt Financing investors”) and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors.(5)

10.14	Voting Agreement entered into by certain existing stockholders and option holders of ARTISTdirect, Inc.(5)

10.15	Non-Competition Agreement, dated July 28, 2005, by and between ARTISTdirect, Inc. and WNT07 Holdings, LLC.(5)

10.16	Employment Agreement, dated July 28, 2005, by and between ARTISTdirect, Inc. and Jonathan Diamond.(5)

10.17	Employment Agreement, dated July 28, 2005, by and between ARTISTdirect, Inc. and Robert Weingarten.(5)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 initially filed on September 22, 1999 (Registration No. 333-87547), as amended by Amendment No.’s 1 — 7 thereto.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 9, 2005.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 3, 2005.