Form 10KSB
period 2005-12-31
ARTISTDIRECT INC
filed 2006-04-13
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-30063

ARTISTdirect, Inc.

(Name of Small Business Issuer in Its Charter)

Delaware	95-4760230
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

1601 Cloverfield Boulevard, Suite 400 South, Santa Monica, California 90404-4082
(Address of Principal Executive Offices, including Zip Code)

Issuer’s Telephone Number, Including Area Code:  (310) 956-3300

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  common stock, $0.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $13,971,000.

As of March 29, 2006, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $25,981,540, based on the closing price per share of $4.47 for the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on such date.

As of March 29, 2006, there were 6,921,457 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Documents incorporated by reference:  The registrant has incorporated by reference into Part III of this Form 10-KSB portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end to which this Report relates.

ARTISTDIRECT INC.
ANNUAL REPORT ON FORM 10-KSB

TABLE OF CONTENTS

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS

ITEM 2.	DESCRIPTION OF PROPERTY

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.	FINANCIAL STATEMENTS

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.	CONTROLS AND PROCEDURES

ITEM 8B.	OTHER INFORMATION

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10.	EXECUTIVE COMPENSATION

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ITEM 13.	EXHIBITS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

POWER OF ATTORNEY

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB (“Annual Report”) for ARTISTdirect, Inc. (“ARTISTdirect,” the “Company,” “we,” “our”  or “us”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include the words “may,” “will,” “believes,” “expects,” “anticipates,” or similar expressions. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in this Annual Report, as well as other public reports filed by us with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. Except as required by applicable law or regulation, we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report.

PART I

ITEM 1.                             DESCRIPTION OF BUSINESS

General

Incorporated under the laws of the State of Delaware in July 1999, we are a digital media entertainment company that is home to an on-line music network. Through our acquisition of MediaDefender, Inc., a Delaware corporation (“MediaDefender”), in July 2005, we are also a provider of anti-piracy solutions in the Internet piracy protection industry. Below is an overview of our three business segments:

•                  Media. Our media operations include our content-oriented web-sites, a network of third party music sites and our entertainment marketing initiatives. Revenue from media operations is generated from the sale of online advertising and integrated marketing solutions. We market and sell advertising on a cost-per-impression basis to advertising agencies and directly to various companies as part of their marketing programs. Customers may purchase advertising space for the entire ARTISTdirect network, or they may tailor advertising based on music genre (e.g., jazz, country or rock music) or based on functionality (e.g., directing advertising to customers using music download features or broadband-only features of the ARTISTdirect network). Since we are increasingly aware of web-sites outside the ARTISTdirect network that are frequently visited by artists and music fans, we have also offered our customers advertising space on behalf of third party music-related web-sites. Our media segment accounted for 42% and 38% of our revenue during the fiscal years ended December 31, 2004 and 2005, respectively. Refer to “ARTISTdirect Overview-Media and E-Commerce Segments” below for additional information.

•                  E-Commerce. E-commerce operations consist of the sale of recorded music and artist-related merchandise on our web-sites. Most of our sales come from our ARTISTdirect shopping area, which offers a comprehensive selection of music CDs and broad range of artist and lifestyle merchandise. Our e-commerce segment accounted for 58% and 19% of our revenue during the fiscal years ended December 31, 2004 and 2005, respectively. Refer to “ARTISTdirect Overview-Media and E-Commerce Segments” below for additional information.

•                  Internet Piracy Prevention. Our Internet piracy prevention (“IPP”) segment is currently operated by MediaDefender, as a wholly-owned subsidiary of ARTISTdirect. MediaDefender’s proprietary suite of IPP solutions offer significant levels of protection on the 15 major peer-to-peer (“P2P”) file-sharing networks, as well as on Internet Relay Chat (“IRC”) and Usenet. MediaDefender’s uber-level solutions are capable of providing up to 95% effectiveness in preventing unauthorized downloads of customer-specified content. Although MediaDefender was acquired by us in the third quarter of fiscal 2005, our IPP segment accounted for 43% of our revenue during the fiscal year ended December 31, 2005. Refer to “MediaDefender Overview-Internet Anti-Piracy Segment” and “Media Defender Acquisition” below for additional information.

At December 31, 2005, we employed 57 full-time employees and eight part-time consultants, none of whom are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

MediaDefender Acquisition

We consummated the acquisition of MediaDefender in July 2005. The aggregate consideration for the acquisition was $42.5 million in cash, subject to a holdback of $4.25 million which was placed into an escrow account to cover certain indemnification claims for a limited period of time ($2.0 million of which has been released to former MediaDefender stockholders since the closing of the acquisition). Concurrent with the consummation of the acquisition, we completed a $15.0 million senior secured debt transaction and a $30.0 million convertible subordinated debt transaction. Refer to “Management’s Discussion and Analysis or Plan of Operation” for additional information related to the financing transactions.

ARTISTdirect Overview – Media and E-Commerce Segments

The ARTISTdirect network (www.artistdirect.com) is a network of web-sites offering multi-media content, music news and information, community around shared music interests, advertising sponsorships, music-related specialty commerce and digital music services.

Our network consists of our music search engine and database containing information on more than 100,000 artists, retail goods, e-commerce offering a wide selection of artist merchandise and music, our proprietary music guide that enables users to browse music by artist, genre or time period, a music-oriented online community and the ability for users to download and listen to music and view music videos.

Technology. Our infrastructure is designed to be integrated, scalable, reliable and secure. The software that we use supports the acquisition, management and publication of content on our web-sites. During fiscal 2005, the management of our web-sites and servers for content, applications, database and electronic commerce was handled internally. Our servers are maintained at IX2 Networks, LLC, a co-location facility in Los Angeles, California. Our operations depend on our and IX2’s ability to protect our systems against fire, power loss, telecommunications failure, break-ins and other events. All web-sites, servers, and systems are monitored and periodic backups are stored at our data center.

Our current e-commerce system is based on systems, analysis and program (“SAP”) development software with certain enhancements provided to us by Pandesic, LLC, (“Pandesic”) a joint venture between Intel and SAP that wound up operations in January 2001. Upon Pandesic’s cessation of operations, we received the source code and executables for the e-commerce system that had been provided previously by Pandesic, implemented SAP’s software in house under a two-year license from SAP. In December 2002, our two-year license expired and we entered into a perpetual license agreement with SAP.

Order Processing and Fulfillment. Our web-sites include an ordering system that is designed to facilitate convenient online purchasing of pre-recorded music and merchandise. Customers can add items to their “shopping cart” while surfing our web-sites. At any time they can securely “checkout,” at which time they need to register (if they are new customers), or enter their registered username and password to retrieve previously saved billing, shipping and credit card information. We verify orders submitted for credit card payment for fraud detection and sufficient funds before we release the order for fulfillment. We also accept alternative modes of payment, such as checks and money orders. Credit card numbers are encrypted, and all customer, commerce and transactional data are stored in secure databases protected by firewalls. The transmission of information over the Internet uses Secure Socket Layer security technology verified by VeriSign, an industry leader in online security.

•                  We have a month-to-month agreement with Alliance Entertainment Corp. (“Alliance”) to be the primary supplier of our music and music-related information. Alliance fulfills compact discs ordered by our customers and we pay Alliance the wholesale cost plus a fulfillment fee. In addition, Alliance provides warehouse space and fulfillment services pursuant to an oral agreement that Alliance may terminate at any time for a majority of the music-related merchandise that we offer which allows the consolidated shipping of customer orders for both music and merchandise.

•                  We have a month-to-month agreement with Benn Co., LLC (“Benn Co.”) for it to be a wholesale supplier of music-related merchandise and provide fulfillment services for the products for which it sells to us.

If we are unable to continue our agreements with these suppliers our business could be adversely affected.

Customer Service. We have a month-to-month agreement with Alliance to provide customer support services for our web-sites’ consumers and respond to customer inquiries, orders and other requests made by phone, fax, e-mail and regular mail.

Sales and Marketing. We sell advertising and sponsorships to companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect network. Advertisers may choose single elements such as targeted or run-of-network banners or sponsorship of fixed placement on our web-sites. Pricing is negotiated based upon the size of the target audience, the duration and intensity of the campaign and the size and placement of the advertisement.

We use a number of methods to create awareness of the ARTISTdirect network designed to drive traffic to our web-sites. We have focused much of our marketing activity on e-mail direct marketing to communicate with registered users about specific artists and the ARTISTdirect network. Campaigns have included direct notification of special merchandise offers, contests, promotions and available music downloads. To the extent our registered users in the future opt out of e-mails or use technology to block marketing
e-mails, our operating results could be adversely affected. Ad-blocking technologies may be used to limit the effectiveness of web advertising.

Customers. During the year ended December 31, 2005, one customer accounted for $1.79 million, or 33.0% of our total media revenue. During the year ended December 31, 2004, one customer accounted for $245,000, or 12.0% of total media revenue. No other customer accounted for more than 10.0% of our media or e-commerce revenue during 2005 or 2004.

Competition. The market for the online promotion and distribution of music and music-related products and services is relatively new, highly competitive and rapidly changing. There are a large number of web-sites competing for the attention and spending of consumers and advertisers, and we expect that number to increase, because there are few barriers to entry to Internet commerce. In addition, the competition for advertising revenue, both on web-sites and in more traditional media, is intense. We compete as follows:

•                  for music consumers and advertisers with providers of music information, community and content such as MTV, America Online, MSN, Yahoo!, Listen.com and various other companies;

•                  with major online music retailers such as Amazon.com and iTunes Music Store in selling music and merchandise;

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

Our competitors have worked together to offer music over the Internet, and we may face increased competitive pressures as a result. For instance, RealNetworks, Time Warner, Bertelsmann AG and EMI Group formed MusicNet, a digital music subscription platform featuring on-demand downloads and streaming. Various retailers such as BestBuy have cooperated to distribute music through the iTunes platform. We believe that we are able to compete effectively on the basis of:

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

•                  greater brand name recognition;

•                  larger existing customer bases; and

•                  more popular content or artists.

These competitors may be able to respond more quickly to new or emerging technologies, regulatory developments and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products or services than we can. Web-sites maintained by our existing and potential competitors may be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to ours. In addition, we may not be able to maintain or increase our web-site traffic levels, purchase inquiries and number of click-through on our online advertisements. Further, our competitors may experience greater growth in these areas than we do. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could materially harm our business.

Governmental Regulation. The laws and regulations that govern our business change rapidly. Although our operations are currently based in California, the United States government and the governments of other states and foreign jurisdictions have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

Content Regulation. Federal, state and foreign governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. For example, the Child Online Protection Act, or “COPA,” prohibits and imposes criminal penalties and civil liability on anyone communicating material harmful to minors through the Internet for commercial purposes, unless access to such material is blocked to minors under age 17. The Third U.S. Circuit Court of Appeals has upheld a preliminary injunction precluding enforcement of COPA. In June 2004, the U.S. Supreme Court upheld the injunction and remanded the case to the District Court. We could be liable if the injunction against COPA is lifted and if content delivered by us or placed on our web-sites violates COPA.

Privacy Law. The state of privacy law is unsettled, and rapidly changing. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues. In late 1998, the Children’s Online Privacy Protection Act, or “COPPA,” was enacted, mandating that measures be taken to safeguard minors under the age of 13. The Federal Trade Commission (“FTC”) promulgated regulations implementing COPPA on October 21, 1999, which became effective on April 21, 2000.

The principal COPPA requirement is that individually identifiable information about minors under the age of 13 not be collected, used, displayed or otherwise collected without first obtaining informed parental consent that is verifiable in light of present technology. The FTC final regulations create a “sliding scale” of permissible methods for obtaining such consent based on how the information will be used. Consent for internal use of the individually identifiable information of children under the age of 13 can be obtained through e-mail plus an additional safeguard, such as confirming consent with a delayed e-mail, telephone call, or letter.

We comply with the COPPA requirements by not collecting or displaying the individually identifying information of users who, when attempting to register on the web-sites, enter their birth date indicating they are under the age of 13. Complying with the COPPA requirements is costly and may dissuade some of our potential customers.

Because we have posted a privacy policy pertaining to all users and visitors to our web-site, we are subject the jurisdiction of the FTC. California also passed the California Online Privacy Protection Act, which took effect July 1, 2004 and mandates content and posting requirements for web-sites privacy policies of web-sites that collect personal information from California residents. While we are attempting to be fully compliant with the FTC and California requirements, our efforts may not be entirely successful. In addition, at times we rely upon outside vendors to maintain data-collection software, and there can be no assurance that they will at all times comply with our instructions to comply with COPPA, our Privacy Policy and FTC and California requirements. If our methods of complying with these requirements are inadequate, we may face litigation with the FTC, California governmental authorities or individuals, which would adversely affect our business. Should any of our business practices be found to differ from our privacy policy, we could be subject to sanctions and penalties from the FTC or injunctions and penalties from California governmental authorities. It is also possible that users or visitors could try to recover damages in a civil action as well. Attorney Generals in various States also have in the past sought to enforce posted privacy policies and may continue to do so in the future.

Laws Governing Sending of Unsolicited Commercial E-mail. We typically provide our customers and other visitors to our web-sites with an opportunity to “opt-in,” or agree to receive e-mail from us. The federal government signed the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) designed to limit unsolicited commercial e-mail commonly referred to as “spam.” In addition, California and a number of other states regulate the sending of e-mails for commercial purposes to third parties where there is no preexisting business relationship. Further, several states give Internet service providers (“ISPs”) a private right of action against those who send large e-mailings across their servers in contravention of the ISP’s posted policy. There is no guarantee that we will always be fully compliant in all of our communications at all times. Our failure to comply with applicable laws regarding these types of e-mails could result in significant fines, actual or statutory damages, and injunctive actions.

Conformance to E-Commerce Statutory Requirements for Formation of Contracts. We conduct e-commerce on our web-sites, and through affiliated web-sites. The applicable law on online formation of contracts has been unsettled and is evolving. On June 30, 2000, the federal government enacted the “E-Sign” statute, which in limited cases permits online formation of contracts. Similarly, on January 1, 2000, California adopted a version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts. Only the States of Georgia, Illinois, New York and Washington have not adopted a version of UETA. The State UETA statutes have not been tested in the courts to determine whether they conform to E-Sign provisions that allow States to adopt UETA and other laws regarding electronic contracts and electronic signatures. We attempt to comply with these laws, but there is no guarantee that we will be successful. Judicial interpretation of their application could result in customer contracts being set aside or modified. In that case, our e-commerce revenue could be materially adversely affected.

Sales Tax. The tax treatment of goods sold over the Internet is currently unsettled. We collect sales taxes for goods shipped to California and Florida, where we have a physical presence (i.e., a “nexus”). A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. The Internet Tax Freedom Act (ITFA), which placed a moratorium on new state and local taxes on Internet commerce, expired on November 1, 2003, but has since been reinstated through November 2007 as part of the Internet Tax Nondiscrimination Act.

Online Contests and Sweepstakes. We conduct online promotional contests and sweepstakes. No purchase is necessary to participate. Our official rules, with material terms and conditions, eligibility restrictions, dates of participation, methods of entry, prize descriptions and restrictions, and odds of winning, are posted on our web-sites. To avoid having to register and bond our online promotions in the states of New York and Florida, the approximate retail value of the prizes we offer is generally less than $5,000 for a single promotion. Although we structure our promotions in a way that attempts to comply with applicable statutes as currently interpreted and enforced in all fifty states, many of those statutes were drafted long before the advent of promotions over the Internet, and different states have interpreted substantially similar statutes differently. Thus, our ability to conduct online promotions is subject to the broad discretionary enforcement powers vested in various authorities. Further, our ability to conduct online promotions may be affected in whole or in part by various business method patents that may have been issued. In addition, foreign jurisdictions may attempt to regulate or ban our promotional contests. Under any of those three scenarios, we could face fines or possible exposure to liability or lose an effective tool for increasing traffic to and keeping visitors at our web-sites, and our business could be adversely affected.

Intellectual Property. Software, content and other material that we develop, as well as our service marks and domain names relating to the ARTISTdirect or UBL brands, and other proprietary rights are important to our business prospects. Significant impairment of our intellectual property rights could harm our business. We seek to protect certain of our common-law trademarks through Federal registration in the United States of America and State registrations in Puerto Rico. We also have trademark registrations in Argentina, Australia, Brazil, Canada, Chile, Costa Rica, the European Union, France, Germany, Japan, Mexico, Panama, Peru, the United Kingdom and Venezuela. Given the cost of filing, maintaining and protecting federal registrations, we may choose not to register or enforce our copyrights or other innovations or certain of our trademarks that later turn out to be important. Despite our efforts, it is possible that the scope of protection gained from seeking trademark registration will be insufficient or that the registration may be deemed invalid or unenforceable.

We seek to protect many of our innovations as trade secrets and principally rely upon trade secret and contract law in the Unites States to protect our proprietary rights. We generally enter into confidentiality agreements, “work-made-for-hire” contracts and intellectual property licenses with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our technologies, content and other proprietary information. For example, where consultants develop copyrighted content for us, our general policy is to use written agreements prior to content creation to obtain ownership of that content.

The following sets forth a schedule of our active trademarks:

Federal Trademark Filings

MARK	APPL. NO.	REG. DATE

ARTISTDIRECT	75927362	July 29, 2003
CORPORATE LOGO	76072567	September 16, 2003
CORPORATE LOGO	76072566	June 5, 2001
CORPORATE LOGO	76072563	July 17, 2001
CORPORATE LOGO	76072562	July 31, 2001
CORPORATE LOGO	76072561	July 31, 2001
CORPORATE LOGO	76072560	January 1, 2002
BORN ON THE WORLD WIDE WEB	75768869	September 5, 2000
BORN ON THE WORLD WIDE WEB	75768868	September 5, 2000
BORN ON THE WORLD WIDE WEB	75768011	September 5, 2000
THE ULTIMATE BAND LIST	75306059	November 28, 2000
ARTISTDIRECT	75418187	June 6, 2000
ARTISTDIRECT	75061781	October 19, 1999

State Trademark Filings

MARK	STATE	REG. NO.	REG. DATE

THE ULTIMATE BAND LIST	Puerto Rico	50161	April 30, 2002
ARTISTDIRECT	Puerto Rico	50159	April 30, 2002
ARTISTDIRECT	Puerto Rico	49609	March 31, 2002
UBL	Puerto Rico	49616	March 31, 2002
UBL	Puerto Rico	49615	March 31, 2002
THE ULTIMATE BAND LIST	Puerto Rico	49614	March 31, 2002
THE ULTIMATE BAND LIST	Puerto Rico	49613	March 31, 2002
THE ULTIMATE BAND LIST	Puerto Rico	49612	March 31, 2002
UBL	Puerto Rico	50158	April 30, 2002
UBL	Puerto Rico	50157	April 30, 2002

International Filings

MARK	COUNTRY	APPL. NO.	REG. NO.	REG. DATE
A & Design	Argentina	2,320,737	1911466	1/27/2003
A & Design	Argentina	2,320,739	1911467	1/27/2003
A & Design	Argentina	2,374,722	*
A & Design	Australia	908102	908102	3/28/2002
A & Design	Brazil	824492609	*
A & Design	Brazil	822892340	*
A & Design	Brazil	822892359	*
A & Design	Brazil	822892332	*
A & Design	Costa Rica	2002-0003186	136855	1/21/2003
A & Design	European Union	2006336	2006336	6/20/2002
A & Design	France	23158012	23158012	4/8/2002
A & Design	Germany	30217397.8/09	30217397	4/5/2002
A & Design	Japan	2002-24589	4648627	2/28/2003
A & Design	Mexico	464672	708608	7/30/2001
A & Design	Mexico	464671	699283	5/24/2001
A & Design	Mexico	464670	703484	6/21/2001
A & Design	Mexico	541631	785949	3/31/2003
A & Design	Panama	112008	*
A & Design	Panama	112010	*
A & Design	Panama	112009	*
A & Design	Peru	120227	*
A & Design	Peru	120228	*
A & Design	Peru	120229	*
A & Design	Peru	151886-2002	82635	8/22/2002
A & Design	United Kingdom	2296994	2296994	8/30/2002
ARTISTDIRECT	Argentina	2,264,378	1886206	9/20/2002
ARTISTDIRECT	Argentina	2,264,379	1886207	9/20/2002
ARTISTDIRECT	Argentina	2,264,380	1886208	9/20/2002
ARTISTDIRECT	Argentina	2,264,381	1886209	9/20/2002
ARTISTDIRECT	Argentina	2,374,721	1920978	4/3/2003
ARTISTDIRECT	Australia	818867	818867	12/30/1999
ARTISTDIRECT	Australia	908101	908101	3/28/2002
ARTISTDIRECT	Brazil	821955756	*
ARTISTDIRECT	Brazil	821955764	*
ARTISTDIRECT	Brazil	821955730	*
ARTISTDIRECT	Brazil	821955748	*
ARTISTDIRECT	Brazil	824492625	*
ARTISTDIRECT	Canada	864116	512153	5/25/1999
ARTISTDIRECT	Chile	471162	574481	8/18/2000
ARTISTDIRECT	Chile	471163	574480	8/18/2000
ARTISTDIRECT	Chile	471161	574482	8/18/2000
ARTISTDIRECT	Chile	471160	574469	8/18/2000
ARTISTDIRECT	Costa Rica	1999-0010547	121896	8/24/2000
ARTISTDIRECT	Costa Rica	1999-0010548	121134	7/27/2000
ARTISTDIRECT	Costa Rica	1999-0010549	121133	7/27/2000
ARTISTDIRECT	Costa Rica	1999-0010550	121132	7/27/2000
ARTISTDIRECT	Costa Rica	2002-0003185	136854	1/21/2003

ARTISTDIRECT	European Union	699538	699538	6/5/2000
ARTISTDIRECT	France	23158011	23158011	4/8/2002
ARTISTDIRECT	Germany	30217395.1/09	30217395	4/5/2002
ARTISTDIRECT	Japan	183723/1997	4359836	2/10/2000
ARTISTDIRECT	Japan	2002-24588	4648626	2/28/2003
ARTISTDIRECT	Mexico	409261	645860	3/22/2000
ARTISTDIRECT	Mexico	409262	645861	3/22/2000
ARTISTDIRECT	Mexico	409263	649514	3/31/2000
ARTISTDIRECT	Mexico	409264	645862	3/22/2000
ARTISTDIRECT	Mexico	541632	743912	4/29/2002
ARTISTDIRECT	Panama	105638	105638	2/15/2001
ARTISTDIRECT	Panama	105641	105641	2/15/2001
ARTISTDIRECT	Panama	105640	105640	2/15/2001
ARTISTDIRECT	Panama	105642	105642	2/15/2001
ARTISTDIRECT	Peru	99622	22837	9/12/2000
ARTISTDIRECT	Peru	99623	22761	9/8/2000
ARTISTDIRECT	Peru	99624	22762	9/8/2000
ARTISTDIRECT	Peru	099625-2000	25765	5/24/2001
ARTISTDIRECT	Peru	151884-2002	82854	9/4/2002
ARTISTDIRECT	United Kingdom	2296996	2296996	10/4/2002
ARTISTDIRECT	Venezuela	2000-003045	S-015483	11/22/2000
ARTISTDIRECT	Venezuela	2000-003043	S-015481	11/22/2000
ARTISTDIRECT	Venezuela	2000-003044	S-015482	11/22/2000
ARTISTDIRECT	Venezuela	2000-003042	S-015480	11/22/2000
ARTISTDIRECT DIGITAL	Japan	2002-095128	4688729	7/4/2003
THE ULTIMATE BAND LIST	Argentina	2.119.984	1720730	2/10/1999
THE ULTIMATE BAND LIST	Argentina	2.119.985	1720731	2/10/1999
THE ULTIMATE BAND LIST	Australia	750646	750646	12/9/1997
THE ULTIMATE BAND LIST	Brazil	820399078	*
THE ULTIMATE BAND LIST	Brazil	820399086	*
THE ULTIMATE BAND LIST	Canada	863917	511964	5/18/1999
THE ULTIMATE BAND LIST	Chile	471173	574472	8/18/2000
THE ULTIMATE BAND LIST	Chile	471172	574473	8/18/2000
THE ULTIMATE BAND LIST	Chile	471171	574474	8/18/2000
THE ULTIMATE BAND LIST	Chile	471170	574475	8/18/2000
THE ULTIMATE BAND LIST	Costa Rica	1999-0010555	121887	8/24/2000
THE ULTIMATE BAND LIST	Costa Rica	1999-0010556	121894	8/24/2000
THE ULTIMATE BAND LIST	Costa Rica	1999-0010557	121130	7/27/2000

THE ULTIMATE BAND LIST	Costa Rica	1999-0010558	121895	8/24/2000
THE ULTIMATE BAND LIST	European Union	699355	699355	2/25/2000
THE ULTIMATE BAND LIST	Japan	183722/1997	4359835	2/10/2000
THE ULTIMATE BAND LIST	Mexico	409269	647112	3/27/2000
THE ULTIMATE BAND LIST	Mexico	409270	647113	3/27/2000
THE ULTIMATE BAND LIST	Mexico	409271	645866	3/22/2000
THE ULTIMATE BAND LIST	Mexico	409272	645867	3/22/2000
THE ULTIMATE BAND LIST	Panama	105628	105628	2/15/2001
THE ULTIMATE BAND LIST	Panama	105627	105627	4/6/2001
THE ULTIMATE BAND LIST	Panama	105626	105626	2/13/2001
THE ULTIMATE BAND LIST	Panama	105629	105629	2/13/2001
THE ULTIMATE BAND LIST	Peru	99630	23005	9/28/2000
THE ULTIMATE BAND LIST	Peru	99631	22959	9/20/2000
THE ULTIMATE BAND LIST	Peru	99632	26107	6/18/2001
THE ULTIMATE BAND LIST	Peru	99633	23034	9/29/2000
UBL	Argentina	2,119,987	1846303	10/2/2001
UBL	Argentina	2,119,986	1870610	5/10/2002
UBL	Australia	750647	750647	12/9/1997
UBL	Brazil	820399060	*
UBL	Brazil	820399051	*
UBL	Canada	863917	503204	10/28/1998
UBL	Chile	471167	574476	8/18/2000
UBL	Chile	471166	574477	8/18/2000
UBL	Chile	471165	574478	8/18/2000
UBL	Chile	471164	574479	8/18/2000
UBL	Costa Rica	1999-0010551	121890	8/24/2000
UBL	Costa Rica	1999-0010552	121888	8/24/2000
UBL	Costa Rica	1999-0010553	121131	7/27/2000
UBL	Costa Rica	1999-0010554	121889	8/24/2000
UBL	European Union	698951	698951	3/3/2000
UBL	Japan	183721/1997	4359834	2/10/2000
UBL	Mexico	409265	645863	3/22/2000
UBL	Mexico	409266	645864	3/22/2000
UBL	Mexico	409267	684935	1/31/2001
UBL	Mexico	409268	645865	3/22/2000
UBL	Panama	105636	105636	2/15/2001
UBL	Panama	105635	*
UBL	Panama	105634	105634	2/13/2001

UBL	Panama	105637	105637	2/13/2001
UBL	Peru	99626	23004	9/28/2000
UBL	Peru	99627	22958	9/20/2000
UBL	Peru	99628	25918	5/31/2001
UBL	Peru	99629	23033	9/29/2000
UBL	Venezuela	2000-003035	S-015477	11/22/2000
UBL	Venezuela	2000-003036	S-015478	11/22/2000
UBL	Venezuela	2000-003034	S-015476	11/22/2000
UBL	Venezuela	2000-003037	S-015479	11/22/2000

* Indicates that registration is pending.

Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, our efforts may not be sufficient or successful. It may be possible that some of our innovations may not be protectable. The steps that we have taken may not prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights at all, or as fully as in the United States. Confidentiality may be compromised intentionally or accidentally by contractors, customers, other third parties or our employees. If third parties were to use or otherwise misappropriate our web-site content, source code, other copyright materials, trademarks, service marks or other proprietary rights without our consent or approval, our competitive position could be harmed, or we could become involved in costly and distracting litigation to enforce our rights.

A copyright gives the owner divisible rights, including those of performance, reproduction and distribution. The music featured by us is typically comprised of copyrighted works owned, controlled or administered by multiple third parties, including record labels, artists, songwriters, music publishers and performance rights and licensing organizations such as (but not limited to) The Harry Fox Agency, Broadcast Music Inc. (“BMI”) and the American Society of Composers, Authors and Publishers (“ASCAP”). Each song often has multiple copyright owners, who control rights which may include performance, reproduction and distribution rights in the “musical composition” comprised of the lyrics and music, as well as with the “sound recording” of the artist’s interpretation of the “musical composition.” In the case of music videos, there are separate copyrights to the visual content, as well as “synchronization rights” for integrating the music and video. We, or our artists, may have different licensing arrangements with some or all of these parties to perform, reproduce and distribute works depending upon how the song or music video is used by us.

Our web-sites, depending upon the specific musical work, may offer audio streaming of part or all of an entire song or “Web casting,” or the downloading of an entire song in MP3 or other compressed audio formats. Full-length streaming only occurs in special instances after obtaining a license from the record label or band manager for the “sound recording.” In that case, an ASCAP or BMI blanket music license is also obtained by us or by our artists for rights to perform the associated underlying “musical composition.” Where we offer full-length downloads of songs in MP3 or other compressed audio formats, we seek to obtain the rights to transmit, reproduce and perform the “sound recording” in writing from the person or entity owning or controlling copyrights in such “sound recording.” With respect to rights in the “musical compositions” embodied in such “sound recordings” offered for download, we seek to clear rights in musical composition in one or more of the following three ways:

•                  a license agreement with the publisher, writer or other owner of such copyright in the “musical composition”;

•                  a waiver of any fees or royalties that would otherwise be required for such use; and/or

•                  a representation and warranty from the owner of the copyrights in the “sound recording” that no mechanical royalties are owed to any third parties.

In the event that the foregoing steps are insufficient to clear rights, or we otherwise fail to obtain rights, we could be exposed to claims of copyright infringement, with attendant disruption to our operations and liability including potential statutory or actual damages and loss of profits attributable to infringement, plus payment of attorneys’ fees to the claimant and entry of an injunction against us.

There are other situations, such as a limited 30-second sample of a song that is “streamed,” where we use content relying upon a sub-license from an artist’s record label. However, the laws in this area are uncertain, and we may be obligated to obtain additional licenses or may be prevented from third party content use, and may, in the event proper licenses and clearances have not been secured, further be liable to pay actual or statutory damages, profits attributable to any alleged infringement, as well as attorneys’ fees. Our licensing arrangements for third-party content vary from formal contracts to informal agreements based on the promotional nature of the content. In some cases we pay a fee to the licensor for use of the “sound recording,” “musical composition” or music video and in other cases the use is free. We also use other third-party content, including photographs, artist names, likenesses and concert reviews. While it is our general policy to obtain a written release or license for such use, in many instances we rely only upon an oral license for such use. We rely upon our positive working relationships with copyright owners to obtain licenses on favorable terms. Any changes in the nature or terms of these arrangements, including any requirement that we pay significant fees for the use of the content, could have a negative impact on the availability of content or our business.

For example, the Copyright Office recently opined that additional royalties, besides those collected for musical compositions by ASCAP or BMI, are due for webcasted music that is selected by or on behalf of the recipient pursuant to 17 U.S.C. Section 2114(j)(7). If upheld, that ruling would prevent us from expanding our service to permit users to play a requested song via our web-site without paying additional royalties.

Linking and Framing of Third-Party web-sites. We link to and “frame” third-party web-sites of our artists without express written permission to do so. In addition, in the past we have provided a search feature to allow users to find music residing elsewhere on the Internet. Those practices are controversial, and have, in instances not involving us, resulted in litigation. Various claims, including trademark and copyright infringement, unfair competition, and commercial misappropriation, as well as infringement of the right of publicity may be asserted against us as a result of these practices. The law regarding linking and framing remains unsettled; it is uncertain as to how existing laws, especially trademark and copyright law, will be applied by the judiciary to the Internet. Also, Congress is increasingly active in passing new laws related to the Internet, and there is uncertainty as to the impact of future potential laws, especially those involving domain names, databases and privacy.

Defamation or Contributory Infringement. Our web-site features a community area where visitors can post comments. We do not censor such comments and it is possible that a customer could use our web-sites as a forum to make false, misleading or disparaging remarks about others. Such on-line comments could lead to claims for defamation or infringement. As to libel claims brought in the United States, we believe that we qualify for safe harbor protection for third-party postings under 47 U.S.C. Section 230(c)(1). However, other countries, notably the United Kingdom, may impose such liability, and it is possible we could be sued there for third-party postings. Separately, our web-sites allow consumers to use our personal web publishing tools to post samples of their works. Such postings could be misused to post unlicensed copyrighted content of others. We have obtained limited safe-harbor protection under the Digital Millennium Copyright Act against liability for infringing material of which we do not have control and knowledge.

Seasonality. The seasonality of our e-commerce segment affects our revenue. Our CDs and other online goods are most often purchased during the holiday season and also during the summer months, traditionally when artists go on tour.

MediaDefender Overview- Internet Anti-Piracy Segment

MediaDefender was incorporated under the laws of the State of Delaware in July 2000 and is a provider of anti-piracy solutions in the high-growth IPP industry. We completed the acquisition of MediaDefender in the third quarter of fiscal 2005. MediaDefender’s solutions have been adopted by major entertainment companies as a practical means to thwart Internet piracy and drive consumers to pay for digitized content distributed through authorized Internet sites.

Internet-Based Piracy. Piracy has long been a problem for the global content industries. The International Intellectual Property Alliance (“IIPA”) estimates that commercial piracy alone costs the U.S. content industries approximately $20 billion to $22 billion in lost sales each year. Historically, most consumer participation in piracy required a transaction with a third-party vendor. The advance of new technologies has served to make anonymous the illegal distribution and consumption of content. This has been followed by a fundamental shift in consumer behavior; piracy in the Internet age is now viewed as an acceptable activity that millions of people around the world no longer consider illegal or immoral. In the past five years, Internet-based P2P file-sharing networks have emerged as the greatest threat to the future of content companies.

Due to the relatively small size of MP3 files, music was the first industry to be impacted by Internet piracy. From 1999 to 2003, total music sales in the U.S. declined by approximately 25%, or $3.7 billion. The 2.3% increase in 2004 album sales may be partially attributed to the increased use of anti-piracy solutions by music companies. The growth of broadband Internet access is now making larger-sized files, such as movies, software and video games, similarly vulnerable to Internet-based piracy. Already, the majority of motion pictures are available in some form on the Internet before theatrical release.

To date, attempts to limit Internet-piracy have been largely unsuccessful. Litigation, legislation, education, commercial innovation, packaged media and digital rights management (“DRM”) anti-piracy technologies have been employed with limited impact. For example, despite the litigation that forced the closure of Napster, then the most widely used P2P forum for illegal downloads, in July 2001, P2P file-sharing networks continue to evolve and thrive.

IPP Solutions. MediaDefender employs a wide array of technical countermeasures on P2P networks to frustrate users’ attempts to find, copy and share unauthorized copyrighted materials. MediaDefender’s customers specify the timing, duration, scope and level of effectiveness of desired protection on a track-by-track, album-by-album or movie-by-movie basis. Users of P2P networks attempting  to download a file that is successfully protected by MediaDefender either cannot begin the downloading process, download the specified file to find that it is not the content for which they were searching, or download a file to find that it works for the first few seconds and then reverts to white noise or static. By making it more difficult for P2P users to access unauthorized content on the Internet, MediaDefender induces consumers to pay for content distributed through legitimate means, such as Apple Corporation’s iTunes.

MediaDefender’s suite of IPP solutions currently covers the 15 major P2P file-sharing networks that constitute over 95% of all P2P file-sharing activity, as well as IRC and Usenet and consists of  spoofing, decoying, interdiction, counterposting and queuing. MediaDefender’s IPP solutions are typically deployed together, in degrees that vary according to customer preference.

Suite of Solutions. MediaDefender’s solutions are a practical and proven means of thwarting Internet piracy and driving consumers to pay for online content. MediaDefender’s piracy-detection techniques can pinpoint the initial leak of content onto the Internet and allow MediaDefender to direct its efforts to limit replication at the point of origin. Customers also receive access to MediaDefender’s secure on-line reporting system, which provides critical information regarding the number of attempted and blocked illegal downloads per specified title. The primary means by which MediaDefender’s solutions hinder illegal Internet file-sharing and downloading include:

•                  Spoofing. Spoofs are false signals that represent themselves as legitimate content.

•                  Swarming. Swarms are corrupt data packet segments that are spliced into existing copies and subsequent downloads of illegitimate files of specified titles.

•                  Decoying. Decoys are false files that are named and titled so as to appear to be legitimate content.

•                  Interdiction. Interdiction creates long lines that inhibit would-be pirates from obtaining access to protected copyrighted materials.

•                  Counter-posting. Counter-posting is a method of protection that operates on UseNet.

•                  Queuing. Queuing is used on IRC to prevent P2P users from accessing protected content by taking up space in the line to download that content.

Monitoring. In addition to providing IPP solutions, MediaDefender also tracks attempts by P2P users to access files illegally and provides such information to its customers in the form of weekly monitoring reports. By continuously monitoring the Internet to detect leaks of copyrighted material, MediaDefender is able to advise its customers concerning the origination of such leaks and help determine when MediaDefender’s IPP solutions are needed. Customers often employ MediaDefender’s monitoring capabilities in anticipation of executing a full-scale IPP solutions contract. This early monitoring allows its customers to observe the level of piracy affecting their copyrighted materials and has proven to be an effective marketing tool for MediaDefender’s IPP solutions.

MediaDefender continuously monitors Internet activity for leaks of any new customer-owned content. In addition to an automated web crawler device that monitors leaks 24 hours per day, MediaDefender also employs several individuals who detect customer content leaks by monitoring activity on the various networks web-sites and chat rooms. MediaDefender is able to make customers aware of any leaks immediately 24 hours per day seven days per week. This awareness enables customers to better manage their relationships with creative talent by demonstrating control and knowledge of the situation. Monitoring reports contain information that allows customers to determine:

•                  The piracy problem’s size and nature for each individual release;

•                  When particular copyrighted materials should be protected;

•                  The IP addresses of individuals who are downloading copyrighted content;

•                  How often a specific title is requested;

•                  How often a title is illegally shared; and

•                  Demographics of illegal sharers.

Ancillary Solutions. MediaDefender can provide ancillary solutions to customers to achieve a number of different goals. MediaDefender has assisted customers in identifying the IP address responsible for the origination of illegal content on P2P networks allowing customers to pursue legal action against the source of the piracy.

Next-Generation Solutions. Due to the rapidly evolving nature of the P2P environment, MediaDefender must continually adapt its technologies in order to offer customers increasing levels of effectiveness against the latest Internet-piracy threats. In the third quarter of 2003, MediaDefender commercially released its next-generation solution, called “uber.”  Uber-level solutions allow MediaDefender to provide an approximate 95 percent effectiveness in preventing unauthorized downloads of customer-specified content. MediaDefender’s development team is constantly monitoring advances in peer-to-peer networking and developing solutions to target new networks.

Patent Pending Technology. MediaDefender’s IPP solutions utilize proprietary software and a robust, scalable IT platform of approximately 1,852 servers and 6.0 gigabytes of bandwidth capacity. This patent-pending combination of software and IT was created over time and based upon the successes and failures of real-world trials. Computer equipment and software is monitored and maintained on a 24/7 basis. The use of back-up and redundant systems, combined with constant monitoring, allows MediaDefender to provide continuous coverage and rapidly address potential technical problems.

Intellectual Property. In December 2002, MediaDefender filed an umbrella patent that covers a variety of its concept and back-end technologies, which is still pending. Due to the evolving nature of P2P networks, these technologies are not based on any one service, but rather have the fluidity to be transferred to any P2P network. The claims in the patent filing are predominantly methods for managing a large array of computers for the purpose of preventing piracy on P2P networks.

Sales and Marketing. MediaDefender’s sales process is relationship-based with a relatively long sales cycle that results in extremely loyal customers. Initial customer relationships were with music and movie industry clients, targeted due to the impact of piracy on these businesses. MediaDefender management has invested significant time in building relationships with its clients, which has resulted in word-of-mouth referrals.

Customers and Target Markets. MediaDefender’s current customers include four major record labels and six major movie studios. Two customers accounted for 35.0% and 29.0%, respectfully, of MediaDefender’s revenues during the five months ended December 31, 2005.

Market Share and Competition. Management believes that MediaDefender has a majority of the growing IPP solution market. Its two major competitors, MediaSentry, Inc. and Macrovision, have been in the IPP market for two and five years, respectfully, without gaining significant market share.

ITEM 2.                             DESCRIPTION OF PROPERTY

The following table provides a schedule of corporate offices and facilities leased by us:

Location	Primary Function	Square Footage	Lease Term

Santa Monica, California	Corporate headquarters for ARTISTdirect	14,817	6 years

Marina del Rey, California	Corporate headquarters for MediaDefender*	3,600	5 months

IX2 Co-Location Room Los Angeles, California	70 Servers and 2X100 Mbps Bandwidth	NA	1 year

Co-Location Facility 1 Los Angeles, California	1394 Servers and 5X1 Gbps Bandwidth	NA	1 year

Co-Location Facility 2 Los Angeles, California	167 Servers and 5X100 Mbps Bandwidth	NA	1 year

Co-Location Facility 3 Los Angeles, California	214 Servers and 1X1 Gbps Bandwidth	NA	monthly

Co-Location Facility 4 Los Angeles, California	52 Servers	NA	monthly

Co-Location Facility 5 Los Angeles, California	25 Servers	NA	monthly

*To relocate to Santa Monica, California location in April 2006.

We believe that all real property and facilities leased by us are in good repair and adequate for our purposes for the next 12 months.

ITEM 3.                             LEGAL PROCEEDINGS

We are periodically subject to various pending and threatened legal actions, which arise in the normal course of business. Our management currently believes that the impact of any such litigation will not have a material adverse impact on our financial position or results of operations.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.                             MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol “ARTD.OB” since May 9, 2003. Prior to that, our common stock was listed on The Nasdaq National Market. The following table sets forth the high and low sales prices for our common stock, as reported by the Over-the-Counter Bulletin Board for fiscal 2004 and 2005, respectively:

	High	Low
2004
First Quarter	$0.35	$0.25
Second Quarter	$0.62	$0.32
Third Quarter	$0.45	$0.40
Fourth Quarter	$0.40	$0.26

2005
First Quarter	$1.25	$0.22
Second Quarter	$1.85	$0.94
Third Quarter	$4.00	$1.47
Fourth Quarter	$3.30	$1.65

The closing price of our common stock on March 29, 2006 was $4.47 per share, as reported on the Over-The-Counter Bulletin Board.

Holders of Record

As of March 29, 2006, we had 289 holders of record of our common stock, excluding shares held in “street name” by brokerage firms and other nominees who hold shares for multiple investors.

Dividends

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our Board of Directors, in their discretion, and will depend on our financial position, operating results, capital requirements and other factors that the Board of Directors considers significant.

Equity Compensation Plan Information

Refer to Item 11 below for information with respect to our equity compensation plans.

Additional Information

Copies of our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements unless we are required to do so by law.

ITEM 6.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We conduct our media and e-commerce business operations through an online music network appealing to music fans, artists and marketing partners. The ARTISTdirect Network (www.artistdirect.com) is a network of web-sites offering multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce and digital music services.

Acquisition of MediaDefender and Related Transactions

On July 28, 2005, we consummated the acquisition of MediaDefender in accordance with the terms set forth in an agreement and plan of merger entered into by and among ARTISTdirect, ARTISTdirect Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and MediaDefender (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub merged with and into MediaDefender, the separate corporate existence of Merger Sub ceased and MediaDefender survived as our wholly-owned subsidiary. The stockholders of MediaDefender received aggregate consideration of $42.5 million in cash, subject to a holdback of $4.25 million that was placed into an escrow account at closing, $2.0 million of which has been subsequently released, to cover any indemnification claims under the Merger Agreement by the parties for a limited period of time. This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the operations of the two companies have been consolidated commencing August 1, 2005.

Concurrent with the consummation of the acquisition described above, we completed a $15.0 million senior secured debt transaction (the “Senior Financing”) and a $30.0 million convertible subordinated debt transaction (the “Sub-Debt Financing”). Legal fees paid or reimbursed by us for services provided by legal counsel for the lenders was recorded as a charge to deferred financing costs and is being amortized over the terms of the related debt.

The Senior Financing was completed in accordance with the terms set forth in a note and warrant purchase agreement entered into by us on July 28, 2005 (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, each investor received a note with a term of three years and 11 months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly, with any unpaid principal and accrued interest due and payable at maturity. Termination and payment of the Senior Notes by us prior to maturity will not result in a prepayment fee. As collateral for the $15.0 million Senior Financing, the investors received a first priority security interest in all of our existing and future assets, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property. We are required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio.

In addition, we are obligated to apply 60% of our annual cash flow, as defined, to prepay the principal amount of the Senior Notes, which we have determined to be $390,000, and which has been shown as a current liability at December 31, 2005.

In addition, the investors received five year warrants to purchase up to an aggregate of 3,250,000 shares of our common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”). The warrants were valued at $1,397,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15.0 million Senior Financing debt, and are being amortized over the term of the debt.

The Senior Warrant Shares are subject to certain registration rights requiring us to file and maintain effective a registration statement with the Securities and Exchange Commission (the “SEC”) covering the shares of common stock underlying the warrants. In accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants has been recorded as warrant liability. The carrying value of the warrants will be adjusted to reflect any changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense). Due to the classification of the Senior Warrant Shares, the Sub-Debt Warrant Shares (as defined below) and the Libra Warrant Shares (as defined below) as a current liability on our financial statements, we were not in compliance with certain financial covenants contained in the Note Purchase Agreement at December 31, 2005.  The investors have provided waivers with respect to any past technical default of the financial covenants related to the accounting treatment of the above-referenced warrant shares.

The Sub-Debt Financing was completed in accordance with the terms set forth in a securities purchase agreement entered into by us on July 28, 2005 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity. Interest is payable quarterly in cash or shares of our common stock, at our option, with payments beginning September 30, 2006. Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments. In addition, each Sub-Debt Note is subject to mandatory conversion by us in the event certain trading price targets for our common stock are met following effectiveness of a registration statement filed by us for the resale of the securities issued in the Sub-Debt Financing. We are required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio.

In addition, the Sub-Debt Financing investors received five year warrants to purchase up to 1,596,774 shares of our common stock at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”). The warrants were valued at $878,026 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30.0 million Sub-Debt Financing debt, and are being amortized over the term of the debt.

The Sub-Debt Notes and the Sub-Debt Warrant Shares are subject to certain registration rights requiring us to file and maintain effective a registration statement with the SEC covering the resale of shares of common stock underlying such warrants and notes. In accordance with EITF No. 00-19, the fair value of the warrants has been recorded as warrant liability. The carrying value of the warrants will be adjusted to reflect any changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense). Due to the classification of the Senior Warrant Shares, the Sub-Debt Warrant Shares and the Libra Warrant Shares (as defined below) as a current liability on our financial statements, we were not in compliance with certain financial covenants contained in the Sub-Debt Notes at December 31, 2005.  The investors have provided waiver with respect to any past technical default of the financial covenants related to the accounting treatment of the above-referenced warrant shares.

In connection with our obligations under the Note Purchase Agreement and the Securities Purchase Agreement, we filed a resale registration statement on Form SB-2 with the SEC that was declared effective on December 9, 2005.

To induce the Senior Financing investors to participate in the above transaction, the Sub-Debt Financing investors entered into a subordination agreement for the benefit of the Senior Financing investors, pursuant to which the Sub-Debt Financing investors agreed to subordinate in right of payment all of the indebtedness owed to them by us to the final payment of all senior indebtedness owed by us.

If all of the securities issued in the Senior Financing and the Sub-Debt Financing are converted or exercised into shares of our common stock in accordance with their respective terms, it will result in significant dilution to our existing stockholders. If all of our outstanding equity-based instruments are converted or exercised into shares of our common stock in accordance with their respective terms, there will be a total of approximately 38,000,000 shares of our common stock issued and outstanding.

A change in control could occur as a result of the Senior Financing and the Sub-Debt Financing. Assuming maximum conversion of the securities issued in the Senior Financing and Sub-Debt Financing occurs, the Senior Financing investors would own approximately 9% of our voting stock, on a fully diluted basis, and the Sub-Debt investors would own approximately 55% of our voting stock, on a fully diluted basis.

The securities issued by us in the Senior Financing and the Sub-Debt Financing were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Each of the investors qualified as an “accredited investor,” as specified in Rule 501 under the Securities Act.

Pursuant to the terms of the Note Purchase Agreement and the Securities Purchase Agreement, we were required to amend our Certificate of Incorporation to increase the number of authorized shares of our common stock from 15,000,000 shares to 60,000,000 shares. We obtained the requisite Board and stockholder approval and filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State on November 7, 2005 to effect the increase.

Pursuant to the terms of a letter agreement, dated July 15, 2005, between us and Broadband Capital Management LLC (“Broadband”), we issued to Broadband a Sub-Debt Note in the amount of $1,460,500 (in addition to the $30.0 million referred to above) and warrants to purchase up to 1,516,935 shares of our common stock with an exercise price of $1.55 per share. The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors. The securities were issued as partial consideration for Broadband’s services as our placement agent in the Sub-Debt Financing and the Senior Financing. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The warrants were valued at $834,314, based on a valuation report prepared by an independent valuation firm. The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.

The Sub-Debt Notes and the Sub-Debt Warrant Shares issued to Broadband are subject to certain registration rights requiring us to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants and notes. In accordance with EITF No. 00-19, the fair value of the warrants has been recorded as warrant liability. The carrying value of the warrants will be adjusted to reflect any changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).

Pursuant to the terms of a letter agreement, dated June 21, 2005, between us and Libra FE, LP (“Libra”), we issued Libra warrants to purchase up to 237,500 shares of our common stock with an exercise price of $2.00 per share upon the closing of the

Senior Financing (the “Libra Warrant Shares”). The warrants were issued as partial consideration for Libra’s services as our placement agent in the Senior Financing described above. We entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which we included the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above. The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The warrants were valued at $149,625, based on a valuation report prepared by an independent valuation firm. The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.

The Libra Warrant Shares are subject to certain registration rights requiring us to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants and notes. In accordance with EITF No. 00-19, the fair value of the warrants has been recorded as warrant liability. The carrying value of the warrants will be adjusted to reflect any changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).

Pursuant to a report prepared by an independent valuation firm, as of and through December 31, 2005, there was no change in the fair value of the warrants that were recorded as warrant liability at July 28, 2005.

Upon the closing of the acquisition, we issued 1,109,032 shares of our common stock and a warrant to purchase up to 114,985 shares of our common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC. The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both members of our Board of Directors. The shares and warrants were issued as consideration for services provided by Messrs. Pulier and Boutros-Ghali as consultants to us in connection with the acquisition. The issuance of the shares and warrants to WNTO7 Holdings, LLC were approved by the independent members of our Board of Directors. The shares and warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

The shares of common stock were valued at $1,585,916 ($1.43 per share) and the warrants were valued at $83,939, based on a valuation report prepared by an independent valuation firm, for an aggregate value of $1,669,855, of which $333,971 was allocated to the covenant not to compete and the remaining $1,335,884 was included in total costs that we incurred to acquire MediaDefender.

On April 7, 2006, we entered into amendments to certain of the transaction documents governing the terms of the Senior Financing and the Sub-Debt Financing to amend their respective registration rights agreements and to amend and waive certain financial covenants. In consideration, we agreed to temporarily reduce the exercise price of the 3,250,000 Senior Warrant Shares held by the Senior Financing investors from $2.00 per share to $1.85 per share through April 30, 2006 and to permanently reduce the exercise price of the 1,596,744 Sub-Debt Warrant Shares held by the Sub-Debt Financing investors and 1,516,935 Sub-Debt Warrant Shares held by Broadband affiliates from $1.55 per share to $1.43 per share. Any exercise of these warrants at the reduced exercise price shall be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not impacted by these amendments.  We also entered into a similar agreement with Libra to temporarily reduce the exercise price of the 237,500 Libra Warrant Shares from $2.00 per share to $1.85 per share through April 30, 2006.

Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in the stock ownership of companies with loss carry-forwards, the utilization of our federal net operating loss carry-forward was severely limited as a result of the change in our effective stock ownership resulting from the financings arranged in conjunction with the acquisition of MediaDefender.

This acquisition of MediaDefender was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the operations of the two companies have been consolidated commencing August 1, 2005. The following table summarizes the assets acquired and liabilities assumed of MediaDefender at July 28, 2005. The fair value of the intangible assets acquired and their respective amortization periods was determined by an independent valuation firm.

(in thousands)

Assets Acquired:
Cash	$1,365
Accounts receivable	2,499
Deferred income tax	116
Prepaid expenses and other current assets	91
Property and equipment	1,749
Deposits	3

Total assets acquired	5,823

Liabilities Assumed:
Accounts payable	41
Accrued expenses	87
Income taxes payable	230
Due to ARTISTdirect, Inc.	930
Deferred revenue	38

Deferred income tax	338

Total liabilities assumed	1,664

Net assets acquired	4,159

Intangible assets acquired:
Customer relationships	2,264
Proprietary technology	7,602
Goodwill	31,085

Total assets acquired	$45,110

Total purchase consideration paid as follows:
Cash paid to MediaDefender stockholders	$42,500
Transaction costs incurred	2,610

Total purchase consideration	$45,110

Pro Forma Information

The following pro forma operating data presents the results of operations for the years ended December 31, 2004 and 2005, respectively, as if the acquisition had occurred on the first day of each such period. Discontinued operations and non-recurring costs for the years ended December 31, 2004 and 2005 respectively, are not included. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

	Years Ended December 31,
Pro Forma	2004	2005
	(in thousands)

Net revenue	$15,665	$20,637

Net loss	$(7,760)	$(3,054)

Adjusted EBITDA	$974	$7,095

Net loss per common share – basic and diluted	$(1.68)	$(0.66)

Weighted average common shares outstanding	4,611,149	4,611,149

Our presentation of financial results includes “Adjusted EBITDA” as a financial measure, which is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA is a non-GAAP financial measure that represents income or loss before net interest expense, provision for income taxes, depreciation and amortization, as well as certain other charges, including stock-based compensation and impairment losses. Management excludes these items in assessing financial performance, primarily due to their non-operational nature or because they are outside of our normal operations. We have provided this information because management believes that it is useful to investors in understanding our financial condition and results of operations.

A reconciliation of Net Loss to Adjusted EBITDA is shown below.

	Years Ended December 31,
Pro Forma	2004	2005
	(in thousands)

Net loss	$(7,760)	$(3,054)

Add (deduct):
Interest income	(32)	(47)
Interest expense	2,971	2,973
Amortization of discount on debt	599	599
Amortization of deferred financing costs	871	871
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable into common stock	—	39
Amortization of intangible assets	3,749	3,749
Depreciation	569	397
Income taxes	—	1,495
Stock-based compensation	7	73

Adjusted EBITDA	$974	$7,095

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, tangible and intangible assets, income taxes, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of its consolidated financial statements:   accounts receivable, revenue recognition, stock-based compensation, impairment of long-lived assets and goodwill, and income taxes.

Revenue Recognition. We comply with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, and recognizes revenue when all four of the following criteria are met:  (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured.

E-commerce revenue consists primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, including shipping fees, and is recognized when the products are shipped. We record e-commerce revenue on a gross basis as we enter into sale transactions with customers, establish the prices of our products, choose the suppliers of our products, assume the risk of inventory loss and collect all amounts from the customers and assumes the credit risk. E-commerce revenue is subject to amounts due to the respective artists based on their contracts, and such expense is recorded as part of cost of
e-commerce revenue.

Anti-piracy services revenue is recognized on a monthly basis as services are provided to customers. Deferred revenue is recorded for customers who prepay the full, or any portion, of their respective contracts.

Media revenue consists primarily of the sale of advertisements and sponsorships, both online and offline, under short-term contracts. To date, the duration of our advertising and sponsorship commitments has generally averaged from one to three months, with certain programs lasting up to six months. Our online obligations typically include the guarantee of a minimum number of times

(“impressions”) that an advertisement appears in pages viewed by the users of our online properties. Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. To the extent that minimum guaranteed page deliveries are not met, recognition of the corresponding revenue is deferred until the guaranteed impressions are delivered.

We recognize revenue for sponsorship arrangements, both online and offline, over the period during which the advertising is provided, generally on a straight-line basis. If the sponsorship arrangement is for the sponsorship of a specific event, we recognize revenue when the event occurs. We recognize revenue separately for each element of integrated entertainment marketing packages that offer advertisers a combination of offline concert and tour sponsorships that are supported by online banner advertising, web-page sponsorships, e-mails to our customers and custom content. We determine the fair value of each deliverable based on the relative fair value of the different deliverables when sold on a stand-alone basis. We recognize revenue for each deliverable as the services are provided. We recognize revenue for the banner impression deliverable as the banner impressions are delivered. We recognize revenue for the customer e-mails when the e-mails are sent. We recognize revenue for web-page sponsorships on a straight-line basis over the term of the sponsorship. We recognize revenue for custom content when the content is provided to the customer.

Stock-Based Compensation. We account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”)  and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of our stock and the exercise price on the measurement date. We account  for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF No. 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which addresses the measurement date and recognition approach for such transactions.

We recognize compensation expenses related to variable awards in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). For fixed awards, we recognize expense over the vesting period or the period of service.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123R requires that we measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. We are required to adopt SFAS No. 123R effective January 1, 2006. Under this method, we will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In addition, we will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants.

Public companies are permitted to adopt the requirements of SFAS No. 123R using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We adopted SFAS No. 123R effective January 1, 2006 and will use the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Although the expense for stock options that may be vested or granted in future periods cannot be determined at this time due to the uncertainty of the vesting or timing of future grants, our future stock price, and the related fair value calculation, the adoption of SFAS No. 123R will have a material effect on our future financial statements.

Goodwill and Other Intangible Assets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

Asset allocations and amortization periods with respect to the MediaDefender transaction were determined by an independent valuation firm.

SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and under certain circumstances, and written down when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. We use a rate corresponding to our cost of capital, risk adjusted where appropriate, in determining discounted cash flows. Estimated cash flows will be determined by disaggregating the business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, we will perform an impairment test to measure the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, we will consider current and projected future levels of income based on management’s plans for that business, as well as business trends, prospects and market and economic conditions.

Impairment of Long-Lived Assets. We account for the impairment of long-lived assets, such as property and equipment and intangible assets, under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to SFAS No. 144, we periodically evaluate, at least annually, whether facts or circumstances indicate that the carrying value of our depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. We report an impairment cost as a charge to operations at the time it is recognized.

Income Taxes. We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Accounts Receivable. We grant credit to our customers generally in the form of short-term trade accounts receivable. Accounts receivable are stated at the amount management expects to collect from outstanding balances. When appropriate, management provides for probable uncollectible amounts through a provision for doubtful accounts and an adjustment to a valuation allowance. Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Concentrations of credit risk with respect to trade receivables generated by our operations are generally limited. However, MediaDefender’s customers consist primarily of large reputable companies in the music and entertainment industries.

Recently Issued Accounting Pronouncements and Developments

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements. We will adopt the provisions of SFAS No. 154 effective January 1, 2006.

On September 22, 2005, the SEC issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, we qualify for the deferral until its year ending December 31, 2007 to comply with the internal control reporting requirements.

Results of Operations - Years Ended December 31, 2004 and 2005

The following table presents information with respect to our consolidated statements of operations, excluding income (loss) from discontinued operations, and as a percentage of total net revenue, for the years ended December 31, 2004 and 2005. As a result of our acquisition of MediaDefender effective July 28, 2005, we have consolidated the operations of MediaDefender for the five months ended December 31, 2005. Accordingly, our result of operations for the year ended December 31, 2005 are not directly comparable to our results of operations for the year ended December 31, 2004.

Consolidated Statements of Operations ($000)

	Years Ended December 31,
	2004		2005
	$	%	$	%
Net revenue:
E-Commerce	$2,994	58.2%	$2,665	19.1%
Media	2,149	41.8%	5,297	37.9%
Anti-piracy services	—	—%	6,009	43.0%
Total net revenue	5,143	100.0%	13,971	100.0%
Cost of revenue:
E-Commerce	2,631	51.2%	2,400	17.2%
Media	1,144	22.2%	2,745	19.7%
Anti-piracy services	—	—%	2,659	19.0%
Total cost of revenue	3,775	73.4%	7,804	55.9%
Gross profit	1,368	26.6%	6,167	44.1%
Operating expenses:
Sales and marketing	167	3.3%	527	3.8%
General and administrative	2,676	52.0%	4,065	29.1%
Provision for doubtful accounts	110	2.2%	105	0.7%
Stock-based compensation	7	0.1%	73	0.5%
Total operating costs	2,960	57.6%	4,770	34.1%
Income (loss) from operations	(1,592)	(31.0)%	1,397	10.0%
Interest income	29	0.6%	29	0.2%
Interest expense	—	—%	(1,517)	(10.8)%
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	—%	(39)	(0.3)%
Amortization of deferred financing costs	—	—%	(373)	(2.7)%
Gain from sale of tradename	500	9.7%	—	—%
Loss from continuing operations before taxes	(1,063)	(20.7)%	(503)	(3.6)%

	Years Ended December 31,
	2004		2005
	$	%	$	%

Provision for income taxes	—	—%	241	1.7%
Net loss	$(1,063)	(20.7)%	$(744)	(5.3)%

We evaluate performance based on, among other factors, Adjusted EBITDA. Included in Adjusted EBITDA are direct operating expenses for each segment. The following table summarized net revenue and Adjusted EBITDA by operating segment for the years ended December 31, 2004 and 2005, respectively. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments. A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Years Ended December 31,
	2004	2005
	(in thousands)

Net Revenue:
E-commerce	$2,994	$2,665
Media	2,149	5,297
Anti-piracy services	—	6,009
	$5,143	$13,971
Adjusted EBITDA:
E-commerce	$293	$157
Media	789	2,198
Anti-piracy services	—	3,851
	1,082	6,206
Corporate	(1,944)	(2,969)
	$(862)	$3,237

	Years Ended December 31,
	2004	2005
	(in thousands)

Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$(862)	$3,237
Stock-based compensation	(7)	(73)
Depreciation	(223)	(205)
Amortization of intangible assets	—	(1,562)
Amortization of deferred financing costs	—	(373)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable into common stock	—	(39)
Interest income	29	29
Interest expense, including amortization of discount on debt of $246	—	(1,517)
Provision for income taxes	—	(241)
Loss from discontinued operations -
– ARTISTdirect Records, LLC	(2,111)	(271)
– iMusic record label	(137)	—
Gain from sale of ARTISTdirect Records, LLC	—	21,079
Net income (loss)	$(3,311)	$20,064

Adjusted EBITDA is a non-GAAP financial measure that represents earnings before net interest expense, provision for income taxes, depreciation and amortization, as well as certain other charges, including stock-based compensation and impairment losses. Management excludes these items in assessing financial performance, primarily due to their non-operational nature or because they are outside of our normal operations. We have provided this information because management believes that it is useful to investors in understanding our financial condition and results of operation.

Management believes that Adjusted EBITDA enhances an overall understanding of our financial performance by investors because it is frequently used by securities analysts and other interested parties in evaluating companies in our industry segment. In addition, management believes that Adjusted EBITDA is useful in evaluating  our operating performance compared to that of other companies in  our industry segment because the calculation of Adjusted EBITDA eliminates the accounting effects of financing costs, income taxes and capital spending, which items may vary for different companies for reasons unrelated to overall operating performance.

However, Adjusted EBITDA is not a recognized measurement under GAAP, and when analyzing  our operating performance, investors should use EBITDA in addition to, and not as an alternative for, income (loss) from operations, income (loss) before income taxes, and net income (loss), or any other measure utilized in determining the Company’s operating performance that is calculated in accordance with GAAP. Because Adjusted EBITDA is not calculated in accordance with GAAP, it may not be comparable to similarly-titled measures utilized by other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of  our free cash flow, as it does not consider certain ongoing cash requirements, such as a required debt service payments and income taxes.

Net Revenue. Our net revenue increased by $8,828,000 or 171.7%, to $13,971,000 for the year ended December 31, 2005, as compared to $5,143,000 for the year ended December 31, 2004, primarily as a result of an increase in media revenue of $3,148,000 and the acquisition of MediaDefender, which provided revenue of $6,009,000 from its anti-piracy services since its acquisition on July 28, 2005. MediaDefender’s revenue accounted for 43.0% of our total net revenue for the year ended December 31, 2005. We expect that revenues from MediaDefender will represent a significant proportion of our total revenues in the foreseeable future.

E-commerce revenue decreased by $329,000, or 11.0%, to $2,665,000 for the year ended December 31, 2005, as compared to $2,994,000 for the year ended December 31, 2004, primarily due to a decrease in sales of products related to a single music merchandising entity.

During the years ended December 31, 2005 and 2004, approximately 67% and 70%, respectively, of revenues from
e-commerce were generated from the products related to one music merchandising entity. During the years ended December 31, 2004 and 2005, most of our media revenues were generated by a single outside sales organization which represented us with respect to advertising and sponsorship sales on our web-site and through affiliated web-sites.

Media revenue increased by $3,148,000, or 146.5%, to $5,297,000 for the year ended December 31, 2005, as compared to $2,149,000 for the year ended December 31, 2004, as a result of an increase in the number of online advertisers, an increase in the cost per thousand (“CPM”) amounts earned from the sales of impression and non-impression based advertising and the expansion of our affiliations with other web-sites for which we both market advertising and participate in advertising revenues. A short-term program with a major advertiser/sponsor during the three months ended June 30, 2005 contributed approximately $1,786,000 of the increase in media revenue during the year ended December 31, 2005. The program ended June 30, 2005 and, as designed, did not continue.

We market and sell advertising on a CPM basis to advertising agencies and directly to various companies as part of our marketing program. We also market and sell sponsorships for various portions of the ARTISTdirect Network. Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising based on music genre or functionality. We intend to continue to focus on increasing revenue from our media operations business segment, which generates revenues from the sale of online advertising and sponsorships to companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network.

Cost of Revenue. Our total cost of revenue increased by $4,029,000, or 106.7%, to $7,804,000 for the year ended December 31, 2005, as compared to $3,775,000 for the year ended December 31, 2004, primarily as a result of an increase in media revenue and the acquisition of MediaDefender. MediaDefender’s cost of revenue accounted for  $2,659,000, or 44.3%, of its net revenue. Depreciation of property and equipment is included in cost of revenue for all business segments. Included in

MediaDefender’s cost of revenue for the year ended December 31, 2005 was the amortization of proprietary technology acquired in the MediaDefender transaction of $1,056,000.

E-commerce cost of revenue decreased by $231,000, or 8.8%, to $2,400,000 for the year ended December 31, 2005, as compared to $2,631,000 for the year ended December 31, 2004, primarily as a result of the decrease in e-commerce revenues.

Media cost of revenue increased by $1,601,000 or 139.9% to $2,745,000 for the year ended December 31, 2005, as compared to $1,144,000 for the year ended December 31, 2004, as a result of an increase in impressions being delivered by affiliate web-sites with which we have revenue-sharing arrangements, advertising serving costs, and sales commissions paid to a third party in conjunction with increased media revenues.

As a result of the foregoing, gross profit was $6,167,000 for the year ended December 31, 2005, as compared to $1,368,000 for the year ended December 31, 2004, reflecting gross margins of 44.1% and 26.6%, respectively. The significant improvement in gross margin for the year ended December 31, 2005, as compared to the year ended December 31, 2004, was due to a change in the business mix, reflecting an increase in revenues from higher margin segments. A summary of gross profit and gross margin by segment is as follows ($000):

	Years Ended December 31,
	2004		2005
Segment:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
E-commerce	$363	12.1%	$265	9.9%
Media	1,005	46.8%	2,552	48.2%
Anti-piracy services	—	—	3,350	55.7%
Totals	$1,368	26.6%	$6,167	44.1%

Sales and Marketing. Our sales and marketing expense increased by $360,000, or 215.6%, to $527,000 for the year ended December 31, 2005, as compared to $167,000 for the year ended December 31, 2004, primarily as a result of the amortization of customer relationships acquired in the MediaDefender transaction of $314,000.

General and Administrative. Our general and administrative expense increased by $1,389,000, or 51.9%, to $4,065,000 for the year ended December 31, 2005, as compared to $2,676,000 for the year ended December 31, 2004, in part as a result of the acquisition of MediaDefender and increased compensation of senior management effective with the closing of the MediaDefender acquisition. Included in general and administrative expenses for the year ended December 31, 2005 was the amortization of non-compete agreements of $192,000. Also included in general and administrative expenses were $152,000 and $204,000 of costs related to business development activities for the years ended December 31, 2005 and 2004, respectively. Significant components of general and administrative expenses consist of management compensation, personnel and personnel-related costs, insurance, legal and accounting fees, consulting fees and occupancy costs.

The increase in general and administrative expense in 2005, as compared to 2004, was in part attributable to the awarding of discretionary cash bonuses to certain of our senior executives, as described below.

In March 2005, we awarded discretionary cash bonuses to our Chief Executive Officer and Chief Financial Officer aggregating $125,000, which were paid during 2005. We awarded such bonuses as consideration for management successfully completing our corporate restructuring during the three months ended March 31, 2005. In particular, management restructured our internet operations, which had sustained losses since inception, into a growing, profitable business segment; negotiated the extinguishment of our $12.0 million funding obligation to ARTISTdirect Records; and disposed of our investment in ARTISTdirect Records effective February 28, 2005, which resulted in the elimination of $19.137 million of liabilities from our consolidated balance sheet at that date. Such bonuses were reviewed and approved by our Board of Directors. We also awarded a discretionary cash bonus to our Vice President – Business Development of $40,000, which was reviewed and approved by the Compensation Committee of our Board of Directors, and was accrued at December 31, 2005 and we accrued $100,000 in board fees to two independent directors at December 31, 2005.

Provision for Doubtful Accounts. Our provision for doubtful accounts decreased by $5,000, or 4.5%, to $105,000 for the year ended December 31, 2005, as compared to $110,000 for the year ended December 31, 2004.

Stock-Based Compensation. Our stock-based compensation was $73,000 for the year ended December 31, 2005, as compared to $7,000 for the year ended December 31, 2004, reflecting the fair value of options and warrants issued to consultants.

Interest Income. Our interest income was $29,000 for the years ended December 31, 2005 and 2004, respectively.

Interest Expense. Our interest expense for the year ended December 31, 2005 of $1,517,000 relates to $15.0 million of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and $30.0 million of convertible notes payable issued in the Sub-Debt Financing, which bears interest at 4.0% per annum, both issued to finance the acquisition of MediaDefender in July 2005.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt. Accordingly, the amortization of discount on debt included in interest expense for the year ended December 31, 2005 was $246,000. We did not have any interest expense for the year ended December 31, 2004.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Due to Conversion of Subordinated Convertible Notes Payable. Our deferred financing costs and debt discount costs aggregating $39,000 were charged to operations as a result of the conversion of subordinated convertible notes payable aggregating $387,500 into 250,000 shares of our common stock in December 2005.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs was $373,000 for the year ended December 31, 2005. Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated notes payable and the fair value of warrants issued for legal fees and placement agent fees, which were deferred and are being amortized over the term of the related debt. We did not have any amortization of deferred financing costs for the year ended December 31, 2004.

Gain from Sale of Tradename. Effective November 23, 2004, pursuant to a trademark assignment and purchase agreement dated as of November 12, 2004, we sold all of our rights, title and interest in and to certain trademarks, service markets and trade names, in certain countries of the world, that consist of or incorporate the term “iMusic” (the “Marks”), including domain names that consist of or incorporate the term iMUSIC (the “Domain Names”) and goodwill related to such marks or trade names, to Apple Computer, Inc. for a cash payment of $500,000. As the Marks and Domain Names that we sold did not have any carrying value on our books, we recorded a gain from sale of $500,000 for the year ended December 31, 2004.

Loss from Continuing Operations Before Income Taxes. As a result of the aforementioned factors, the loss from continuing operations was $503,000 for the year ended December 31, 2005, as compared to a loss from continuing operations of $1,063,000 for the year ended December 31, 2004.

Provision for Income Taxes. As a result of the profitable operations of MediaDefender for the period that it was consolidated with our operations during the year ended December 31, 2005, the non-deductibility of certain non-cash charges for tax reporting purposes, and permanent limitations on our ability to utilize our net operating loss carry-forwards, we recorded a provision for income taxes of $241,000 for the year ended December 31, 2005. We did not record a provision for income taxes for the year ended December 31, 2004.

Discontinued Operations. On February 28, 2005, we completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant to a transfer agreement for a cash payment of $115,000, as a result of which we no longer had any equity or other economic interest in ARTISTdirect Records, and Radar Records became the owner of a majority of the membership interests in ARTISTdirect Records and also acquired the receivable reflecting the $33.0 million of loan advances previously provided to ARTISTdirect Records by us. In conjunction with this transaction, at February 28, 2005, we wrote-off the inter-company balance due from ARTISTdirect Records of $80,000, which was eliminated in consolidation. Radar Records acquired the common stock of ARTISTdirect Recordings subject to the rights of BMG. Radar Records also agreed to offer to investors who had provided bridge funding to ARTISTdirect Records, excluding Frederick W. Field and entities related or controlled by him, the right to acquire proportional shares (based on the amount of bridge funding made by each bridge investor in ARTISTdirect Records) of the common stock of ARTISTdirect Recordings on the same terms and conditions as set forth in the transfer agreement.

The amount of consideration received by us was determined with reference to various factors, including, but not limited to, our future business plans and intention to focus on our Internet and web-site operations, ARTISTdirect Records’ current limited capital resources and substantially reduced level of operations, ARTISTdirect Records’ future business plans and capital requirements and the likelihood of obtaining such capital on a timely basis and under reasonable terms and conditions, the unpaid costs that we had advanced ARTISTdirect Records to date and would be required to continue to advance ARTISTdirect Records in the future, and the probability of us obtaining a return on our investment to date of $33.0 million in ARTISTdirect Records.

As a result of the existence of various conflicts of interest with respect to this transaction, full disclosure of these conflicts of interest was made to our Board of Directors and the required approval by the disinterested members of our Board of Directors was obtained prior to the closing of the transaction.

As a result of the sale of all of our interest in ARTISTdirect Recordings to Radar Records effective February 28, 2005, we accounted for our interest in ARTISTdirect Records as a discontinued operation for all periods presented in accordance with SFAS No. 144, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.

As a result of the disposition of our interest in ARTISTdirect Records effective February 28, 2005, we recognized a net gain (primarily non-cash) in its consolidated statement of operations for the year ended December 31, 2005 of $21.079 million, primarily as a result of the elimination of the liabilities of ARTISTdirect Records.

A summary of the loss from discontinued operations for the years ended December 31, 2005 and 2004, respectively, is presented below. No information with respect to our discontinued operations of the iMusic record label for the year ended December 31, 2005 is included, as our iMusic record label was discontinued during December 2004 and did not have any business operations during 2005.

Loss from Discontinued Operations ($000)

	Years Ended December 31,
	2004			2005
	ArtistDirect Records, LLC	iMusic Record Label	Total	ArtistDirect Records, LLC
Net revenue	$(19)	$(136)	$(155)	$—
Cost of revenue	986	(1)	985	14
Gross loss	(1,005)	(135)	(1,140)	(14)
Operating expenses:
Sales and marketing	285	2	287	18
General and administrative	393	—	393	25
Depreciation and amortization	22	—	22	1
Total operating expenses	700	2	702	44
Loss from operations	(1,705)	(137)	(1,842)	(58)
Other income (expense):
Minority interest	759	—	759	116
Interest expense	(649)	—	(649)	(128)
Forgiveness of debt	482	—	482	—
Amortization of bridge note warrants	(998)	—	(998)	(201)
	(406)	—	(406)	(213)
Net loss	$(2,111)	$(137)	$(2,248)	$(271)

Net Income (Loss). As a result of the foregoing factors, net income was $20,064,000 for the year ended December 31, 2005, as compared to a net loss of $3,311,000 for the year ended December 31, 2004.

Liquidity and Capital Resources

Overview. Until the acquisition of MediaDefender effective July 28, 2005, we primarily financed our continuing operations from the sale of our equity securities.

As of December 31, 2005 and 2004, we had $3,102,000 and $1,156,000 of unrestricted cash and cash equivalents, respectively. At December 31, 2005, we had working capital of $60,000 (including $3,260,000 of warrant liability at December 31, 2005), as compared to a working capital deficiency of $18,438,000 at December 31, 2004. Excluding the warrant liability, our working capital would have been $3,320,000 at December 31, 2005. The improvement in our cash and working capital positions at December 31, 2005 was attributable primarily to the acquisition of MediaDefender and the disposition of ARTISTdirect Records.

Concurrent with the acquisition of MediaDefender in July 2005, we completed the $15.0 million Senior Financing and the $30.0 million Sub-Debt Financing, which generated approximately $1.0 million for general working capital purposes. In addition, MediaDefender had working capital of $2,745,000 at the acquisition date. We anticipate positive results of operations and cash flows from this business.

We sold our  interest in ARTISTdirect Records in fiscal 2005. We had consolidated ARTISTdirect Records at December 31, 2004, which had current liabilities of $18,770,000 at such date. Effective February 28, 2005, we sold 100% of our interest in ARTISTdirect Records for a cash payment of $115,000, as a result of which we no longer have any equity or other economic interest in ARTISTdirect Records. As a result of the sale of our interest in ARTISTdirect Records effective February 28, 2005, the liabilities of ARTISTdirect Records were eliminated from our balance sheet at that date.

As a result of the general improvement in our media operations and the expected positive impact from the acquisition of MediaDefender, we believe that available cash resources are likely to be sufficient to meet anticipated working capital requirements for at least the next 12 months. However, we may seek additional funding for possible acquisitions, expansion of existing operations or other purposes, or to the extent that our operations do not generate sufficient levels of profitability and cash flow. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on terms satisfactory, on a timely basis, or at all.

If all of our outstanding equity-based instruments are converted or exercised into shares of common stock in accordance with their respective terms, including those issued in conjunction with the acquisition of MediaDefender, there would be a total of approximately 38,000,000 shares of our common stock issued and outstanding.

Operating. Net cash provided by operating activities was $1,486,000 for the year ended December 31, 2005, as compared to net cash used in operating activities of $3,473,000 for the year ended December 31, 2004. Net cash provided by continuing operations was $1,524,000 for the year ended December 31, 2005, as compared to net cash used in continuing operations of $625,000 for the year ended December 31, 2004. The improvement in net cash provided by continuing operations in 2005, as compared to 2004, was primarily a result of the decrease in net loss and an increase in accrued liabilities. Net cash used in discontinued operations was $38,000 and $2,848,000 for the years ended December 31, 2005 and 2004, respectively.

Investing. Net cash used in investing activities was $43,368,000 for the year ended December 31, 2005, which consisted of $42,500,000 paid to acquire MediaDefender, costs incurred with respect to the MediaDefender acquisition of $1,115,000 and purchases of property and equipment of $303,000, reduced by cash acquired in the MediaDefender transaction of $435,000 and the proceeds from the sale of ARTISTdirect Records of $115,000.  Net cash provided by investing activities was $957,000 for the year ended December 31, 2004, which consisted of the sale/maturity of short-term investments of $1,012,000, reduced by purchases of property and equipment of $55,000.

Financing. Net cash provided by financing activities was $43,828,000 for the year ended December 31, 2005, which consisted of the proceeds from the $15.0 million Senior Financing and the $30.0 million Sub-Debt Financing, and the issuance of bridge notes by ARTISTdirect Records of $37,000 during the two months ended February 28, 2005, reduced by payments for deferred financing costs of $1,025,000 and an increase in restricted cash of $184,000. Net cash provided by financing activities was $2,953,000 for year ended December 31, 2004, which consisted of the issuance of bridge notes by ARTISTdirect Records of $2,778,000 and a decrease in restricted cash of $175,000.

Contractual Obligations

As of December 31, 2005, our principal commitments for the next five fiscal year periods consisted of contractual commitments as summarized below. The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms, without any early reduction of the principal balances based on cash flows, except for a 2006 scheduled principal payment on the senior secured notes payable of $390,000.

	Payments Due by Year
	(in thousands)
Contractual cash obligations	Total	2006	2007	2008	2009	2010
Employment contracts	$3,942	$1,414	$1,264	$1,264	$—	$—
Guaranteed payments to MediaDefender management	1,050	1,050	—	—	—	—
Lease obligations	2,261	343	464	470	485	499
Senior secured notes payable	15,000	390	—	—	14,610	—
Interest on senior secured notes payable	5,826	1,604	1,666	1,666	890	—
Subordinated convertible notes payable (1)	27,954	—	—	—	27,954	—
Interest on subordinated convertible notes payable (2)	4,537	1,661	1,118	1,118	640	—
Total contractual cash obligations	$60,570	$6,462	$4,512	$4,518	$44,579	$499

(1)  Subordinated convertible notes payable reflects $3,506,000 of subordinated debt principal converted into shares of our common stock as of March 31, 2006.

(2)  In 2006, $68,000 has been paid in cash as of March 31, 2006 due to conversion of subordinated debt principal into shares of our common stock. The remaining interest payments are calculated in the ordinary course.

Capital Expenditures. We estimate that we will have capital expenditures aggregating $1,300,000 for the year ending December 31, 2006 as a result of the relocation and consolidation of our offices to new facilities and the planned expansion of the MediaDefender operations.

Off-Balance Sheet Arrangements

At December 31, 2005, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

RISK FACTORS

Our actual results may differ materially from those anticipated in these forward-looking statements. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control. Refer also to “Special Note Regarding Forward-Looking Statements.”

RISKS RELATED TO OUR BUSINESS

It is difficult to evaluate our business and prospects because we have a limited operating history and a rapidly evolving business.

We were incorporated under the laws of the state of Delaware in July 1999. Our limited operating history and rapidly evolving business make it difficult to evaluate our prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential are unproven, and our business model is constantly and rapidly evolving. In particular, the Internet is constantly changing and we may need to modify our business model to adapt to these changes.

The loss of key personnel could adversely affect our business because these individuals are important to our business.

Our future success depends to a significant extent on the continued services of our senior management, including Jonathan V. Diamond, Randy Saaf and Octavio Herrera. The loss of any of these individuals would likely have an adverse effect on our business. Competition for personnel throughout our industry is intense and we may be unable to retain these key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected. Recent changes in corporate governance and securities laws and regulations, such as the Sarbanes-Oxley Act of 2002, could make it more difficult for us to attract and retain qualified executive officers or qualified members of our Board of Directors, particularly individuals to serve on our audit committee.

We have substantial debt obligations, which could materially and adversely affect our business.

To obtain sufficient cash resources to fund the acquisition of MediaDefender, we incurred approximately $45.0 million worth of indebtedness. We will require substantial amounts of cash to fund scheduled payments of interest on the notes issued in the debt transactions, payment of the principal amount of the notes, future capital expenditures, payments on our leases and any increased working capital requirements due to the acquisition. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. The degree to which we are financially leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control.

The success of our newly-acquired Internet piracy prevention segment depends in part on the continued success of MediaDefender’s content protection technology.

If current MediaDefender customers, which include major movie studios and record labels, determine that the benefits of MediaDefender’s technology do not justify the expense, or other competitive technologies are superior than those provided by MediaDefender, demand for its IPP technology would decline and our operating results would be harmed.

Our relationships with entertainment industry participants are particularly important to our newly-acquired Internet piracy prevention segment, and if we fail to maintain such relationships fostered by MediaDefender our business prospects could be materially harmed.

If we fail to maintain and expand MediaDefender’s relationships with a broad range of participants throughout the entertainment industry, including movie studios and record labels, our business prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that MediaDefender serves. If we fail to maintain and strengthen these relationships, these entertainment industry participants may not purchase or use our technologies, which could materially harm our business and business prospects. In addition, if major entertainment industry participants form strategic relationships that exclude us, our business and business prospects could be materially adversely affected.

Global sales of recorded music have recently declined and this trend may continue in the future.

Based on data compiled by The Recording Industry Association of America, or RIAA, the number of CDs shipped from record companies to retail distribution channels fell approximately 8% in 2005, as compared to the previous year. Dollar value also fell substantially from 11.4 billion to 10.5 billion in 2005 from 2004. This decline represents the greatest drop since 2002, when shipped units and dollar value fell by 8.9% and 6.7%, respectively. According to the RIAA, the decline, in sales had been due in part, to widespread copying and illegal Internet downloading of music. If the overall trend continues, it may affect our e-commerce business and have a material affect on our revenues.

If we are unable to grow our online advertising significantly in the near future, our business may be adversely affected.

If we do not increase advertising revenue in our media and e-commerce segments, our business will be adversely affected. Increasing our advertising revenue depends upon many factors, including our ability to:

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

•                  increase the size of our audience and the amount of time that our audience spends on our web-sites;

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

For our media and e-commerce segments to be successful, we must provide content and services that attract consumers who will purchase music and related merchandise online. We may not be able to provide consumers with an acceptable mix of products, services, information and community to attract them to our web-sites or to encourage them to remain on our web-sites for an extended period of time. If our audience determines that our content does not reflect its tastes, then our audience size could decrease or the demographic characteristics of our audience could change and we may be unable to react to those changes effectively or in a timely manner. Any of these results would adversely affect our ability to attract advertisers and sell music and other related merchandise. Our ability to provide compelling content could be impaired by any of the following:

•                  reduced access to content controlled by record labels, music publishers and artists;

•                  diminished technical expertise and creativity of our production staff; and

•                  inability to anticipate and capitalize on trends in music.

If we do not build and maintain strong brands, we may not be able to attract a significant number of users to our web-sites.

To attract users we must develop a brand identity for ARTISTdirect and increase public awareness of the ARTISTdirect network; however, to conserve cash we have significantly decreased the amounts we have spent and plan to spend on our offline and online advertising and promotional efforts to increase brand awareness, traffic and revenue. Accordingly, our marketing activities may not result in increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brands. Moreover, despite these efforts we may be unable to increase public awareness of our brands, which would have an adverse effect on our results of operations.

The market for online promotion and distribution of music and related merchandise is highly competitive and we may not be able to compete successfully against our current and future competitors.

The market for the online promotion and distribution of music and related merchandise is highly competitive and rapidly changing. There are a significant number of web-sites promoting and distributing music and related merchandise that compete for the attention and spending of consumers, advertisers and users. We face competitive pressures from numerous actual and potential competitors. Our competitors include America Online, MSN, Yahoo!, Amazon.com, MTV, myspace.com, mp3.com, billboard.com and other web-sites and traditional music companies.

Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Some of our competitors have entered into agreements to work together to offer music over the Internet, and we may face increased competitive pressures as a result. Many of our current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages relative to us, including:

•                  longer operating histories;

•                  significantly greater financial, technical and marketing resources;

•                  greater brand name recognition;

•                  larger existing customer bases; and

•                  more popular content or artists.

These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services than we can. Consumers, artists, talent management companies and other music-related vendors or advertisers may perceive web-sites maintained by our existing and potential competitors as being superior to ours. In addition, increased competition could result in reduced advertising rates and margins and loss of market share, any of which could harm our business.

We depend on a limited number of suppliers for music merchandise, fulfillment and distribution and if we cannot secure alternate suppliers, our business may be harmed.

We rely to a large extent on timely distribution by third parties. During 2005, we relied on two vendors, Alliance Entertainment, and Benn Co. to fulfill and distribute our orders for music and related merchandise. During the year ended December 31, 2005, approximately 94% and 6%, respectively, of our total customer orders were fulfilled by Alliance and Benn Co., respectively. We purchase a significant portion of our artist-licensed merchandise from Benn Co. and most all of our compact discs from Alliance. Our contracts with Alliance and Benn Co. are both on a month-to-month basis. Our business could be significantly disrupted if Alliance or Benn Co. were to terminate or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Benn Co. or other vendors are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms, in a timely manner or at all.

We depend on third party inventory and financial systems and carrier services.

Because we rely on third parties to fulfill orders, we depend on their systems for tracking inventory and financial data. If our distributors’ systems fail or are unable to scale or adapt to changing needs, or if we cannot integrate our information systems with the systems of any new distributors, we may not have adequate, accurate or timely inventory or financial information. We also rely on third-party carriers for shipments to and from distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers’ ability to provide delivery services to meet our distribution and shipping needs. In the past, we have occasionally experienced an unusually high volume of orders, which resulted in shipping delays to our customers. These delays did not have a material adverse effect, however, our failure to deliver products to our customers in a timely and accurate manner in the future could harm our reputation, our relationship with customers, the ARTISTdirect brand and our results of operations.

Our media and e-commerce segments are subject to seasonality, which could adversely affect our operating results.

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

Our ability to attract and retain artists, users, advertisers and merchants for our online network depends on the performance, reliability and availability of our web-sites and network infrastructure. Our own staff performs the maintenance and operation of substantially all of our Internet communications hardware and servers. We have periodic maintenance windows, and we experience outages from time to time caused by temporary problems in our own systems or software. While we have implemented procedures designed to improve the reliability of our systems, these interruptions may continue to occur from time to time. Our users also depend on third party Internet service providers and web-site operators for access to our web-sites. These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures in the future which are unrelated to our systems, but which could nonetheless adversely affect our business.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur expenses to enforce our rights.

We rely upon the registered trademark rights in the United States for our commercial use of the ARTISTdirect, UBL, Ultimate Band List and other brand names and their respective associated domain names, and the ARTISTdirect logo. We seek to protect some of our trademarks by registration and other means and copyrights and other proprietary rights through confidentiality requirements and other means, but these actions may be inadequate. It may be possible that some of our innovations may not be protectable. We have trademark applications pending in several jurisdictions, but our registrations may not be accepted or may be preempted by third parties and/or we may not be able to register our trademarks in all jurisdictions in which we intend to do business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally attempt to control access to and distribution of our proprietary information.

The steps we have taken may not prevent misappropriation of our proprietary rights, or disclosure of trade secrets, particularly in foreign jurisdictions where laws or law enforcement practices may not protect our proprietary rights as fully as those in the United States. Confidentiality may be compromised intentionally or accidentally by contractors, customers, other third parties or our employees. If third parties were to use or otherwise misappropriate our copyrighted materials, trademarks or other proprietary rights without our consent or approval, our competitive position could be harmed, or we could become involved in litigation to enforce our rights. In addition, policing unauthorized use of our content, trademarks and other proprietary rights could be very expensive, difficult or impossible, particularly given the global nature of the Internet, and we may not be able to determine the existence or extent of any unauthorized use. We also cannot be certain that others will not develop independently equivalent or superior technology or intellectual property rights.

Our access to copyrighted content depends upon the willingness of content owners to make their content available.

The music content available on the ARTISTdirect network is typically comprised of copyrighted works owned or controlled by multiple third parties. Most of the content on our artist-specific web-sites is either owned or licensed by the artist. On other parts of the ARTISTdirect network, depending on the nature of the content and how we use the music content, we typically license such rights from publishers, record labels, performing rights societies or artists. We frequently either do not have written contracts or have short-term contracts with copyright owners, and, accordingly, our access to copyrighted content depends upon the willingness of such parties to continue to make their content available. If the fees for music content increase substantially or if significant music content becomes unavailable, our ability to offer music content could be materially limited. We have not obtained a license for some of the content offered on the ARTISTdirect network, including links to other music-related sites and thirty-second streamed song samples, because we believe that a license is not required under existing law. However, this area of law remains uncertain and may not be resolved for a number of years. When this area of law is resolved, we may be required to obtain licenses for such content, alter or remove the content from our web-sites and be forced to pay potentially significant financial damages for past conduct.

Intellectual property claims against us could be costly and could result in the loss of significant rights.

Third parties may assert and have asserted trademark, copyright, patent and other types of infringement or unfair competition claims against us. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, loss of access to, and use of, content, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, cease using certain technology or content or pay damages, any of which may increase our operating expenses and harm our business. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. While we have resolved all such disputes in the past, we may not be able to do so in the future.

If our online security measures fail, we could lose visitors to our sites and could be subject to claims for damage from our users, content providers, advertisers and merchants.

Our relationships with consumers would be adversely affected and we may be subject to claims for damages if the security measures that we use to protect their personal information, especially credit card numbers, are ineffective. We rely on security and authentication technology that we license from third parties to perform real-time credit card authorization and verification with our bank. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer’s personal information. Our infrastructure may be vulnerable to unauthorized access, physical or electronic computer break-ins, computer viruses and other disruptive problems. Internet service providers have experienced, and may continue to experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees and others. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Security breaches relating to our activities or the activities of third-party contractors that involve the storage and transmission of proprietary information could damage our reputation and our relationships with our content providers, advertisers and merchants. We also could be liable to our content providers, advertisers and merchants for the damages caused by such breaches or we could incur substantial costs as a result of defending claims for those damages. We may need to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Our security measures may not prevent disruptions or security breaches.

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

While we attempt to be fully compliant with our privacy policy, our efforts may not be entirely successful. In addition, at times we rely upon outside vendors to maintain data-collection software, and there can be no assurance that they will at all times comply with our instructions to comply with our privacy policy. If our methods of complying with our privacy policy are inadequate, or our business practices be found to differ from our privacy policy, we may face litigation with the FTC, California and other State’s governmental authorities or individuals, which would adversely affect our business. It is also possible that users or visitors could try to recover damages in a civil action as well.

We may be sued for content available or posted on our web-sites or products through our web-sites or for linking and framing of third-party web-sites.

We may be liable to third parties for content published on our web-sites and other web-sites where our syndicated content appears if the music, artwork, text or other content available violates their copyright, trademark or other intellectual property rights or if the available content is defamatory, obscene or pornographic. Similar claims have been brought, sometimes successfully, against web-site operators in the past. We also may be liable for content uploaded or posted by our users on our web-sites, such as digitally distributed music files, postings on our message boards, chat room discussions and copyrightable works. In addition, we could have liability to some of our content licensors for claims made against them for content available on our web-sites. We also could be exposed to these types of claims for content that may be accessed from our web-sites or via links to other web-sites or for products sold through our web-site. While we have resolved all of these types of claims made against us in the past, we may not be able to do so in the future. We intend to implement measures to reduce exposure to these types of claims, but such measures may not be successful and may require us to expend significant resources. Any litigation as a result of defending these types of claims could result in substantial costs and damages. Our insurance may not adequately protect us against these types of claims or the costs of their defense or payment of damages. We link to and “frame” third-party web-sites of our artists without express written permission to do so. In addition, in the past we have provided a search feature to allow users to find music residing elsewhere on the Internet. Those practices are controversial, and have, in instances not involving us, resulted in litigation. Various claims, including trademark and copyright infringement, unfair competition, and commercial misappropriation, as well as infringement of the right of publicity may be asserted against us as a result. The law regarding linking and framing remains unsettled; it is uncertain as to how existing laws, especially trademark and copyright law, will be applied by the judiciary to the Internet. Also, Congress is increasingly active in passing new laws related to the Internet, and there is uncertainty as to the impact of future potential laws, especially those involving domain names, databases and privacy.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our stock price is volatile and could decline in the future.

The price of our common stock may fluctuate in the future. The stock market, in general, and the market price for shares of technology companies in particular, have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in the technology and related industries have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•                  announcements of technological innovations or new products by us or our competitors;

•                  U.S. and foreign governmental actions;

•                  developments concerning our patent or other proprietary rights or our competitors (including litigation);

•                  our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•                  our financial position and results of operations;

•                  period-to-period fluctuations in our operating results;

•                  changes in estimates of our performance by any securities analysts;

•                  market conditions for technology stocks in general; and

•                  market conditions of securities traded on the Over-the-Counter Bulletin Board.

The limited trading market may cause volatility in the market price of our common stock.

Our common stock is currently traded on a limited basis on the Over-the-Counter Bulletin Board under the symbol “ARTD.OB.” The quotation of our common stock on the Over-the-Counter Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•                  investors may have difficulty buying and selling or obtaining market quotations;

•                  market visibility for our common stock may be limited; and

•                  a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. This requirement will first apply to our annual report for fiscal 2007. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. We have previously disclosed in our periodic filings with the SEC the determination of our principal executive officer and principal financial officer that we presently have material weakness in our internal controls. We are currently attempting to address these issues by reviewing and revising our internal accounting policies and procedures. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted. We may also incur additional accounting related expenses associated with compliance with Section 404.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains statements relating to our future business and/or results, including, without limitation, the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business.” These statements include certain projections and business trends that are “forward-looking” within the meaning of the United States Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results will differ, and may differ materially, from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:

•                  Our limited operating history;

•                  Our ability to protect our intellectual property rights;

•                  Our ability to successfully develop and commercialize our proposed products;

•                  The degree and nature of our competition;

•                  Our ability to employ and retain qualified employees;

•                  The limited trading market for our common stock; and

•                  The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Description of Business.”

These risks are not exhaustive. Other sections of this Annual Report may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or to the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. These forward-looking statements are made only as of the date of this Annual Report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

ITEM 7.                             FINANCIAL STATEMENTS

Our consolidated financial statements appear in a separate section of this Annual Report. Such information is incorporated herein by reference.

ITEM 8.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 6, 2004, we dismissed KPMG LLP (“KPMG”) as our independent accountant. The dismissal was recommended by our Audit Committee and approved by our Board of Directors.

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

During the years ended December 31, 2001 and 2002, and the period from January 1, 2003 through February 6, 2004, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its reports on the our financial statements. In addition, none of the events described in Item 304(a)(1)(iv) of Regulation S-K occurred during such periods.

Effective February 17, 2004, we retained Gumbiner Savett Inc. (“GS”) as our independent accountant. The retention of GS was recommended by our Audit Committee and approved by our Board of Directors.

During the years ended December 31, 2002 and 2003, and the subsequent interim period from January 1, 2004 through February 16, 2004, we did not, nor did anyone on our behalf, consult with GS regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided that GS concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined at Item 304(a)(1)(iv) or a reportable event as defined at Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A.                    INTERNAL CONTROLS OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, our Chief Executive Officer and our Chief Financial Officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that there were material weaknesses in our internal controls over financial reporting as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer identified weaknesses related to the segregation of duties and the review, approval and reconciliation of accounting data and entries. We are addressing these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department and reviewing and revising our accounting and management information systems software. We expect resolution of these issues to take several months.

Changes in Internal Controls Over Financial Reporting. Under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of 2005.

ITEM 8B.                    OTHER INFORMATION

None.

PART III

ITEM 9.                             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is to be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of our 2005 fiscal year end and is incorporated herein by reference.

ITEM 10.                      EXECUTIVE COMPENSATION

The information required by this Item is to be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of our 2005 fiscal year end and is incorporated herein by reference.

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is to be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of our 2005 fiscal year end and is incorporated herein by reference.

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by this Item is to be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of our 2005 fiscal year end and is incorporated herein by reference.

ITEM 13.                      EXHIBITS

The information required by this Item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is to be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of our 2005 fiscal year end and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTdirect, Inc.

Date:	April 13, 2006	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer (Principal Executive Officer)

Date:	April 13, 2006	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Jonathan V. Diamond and Robert N. Weingarten, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK W. FIELD	Chairman of the Board of Directors	April 13, 2006
Frederick W. Field

President, Chief Executive Officer and Director
/s/ JONATHAN V. DIAMOND	(Principal Executive Officer)	April 13, 2006
Jonathan V. Diamond

/s/ ROBERT N. WEINGARTEN	Chief Financial Officer and Secretary (Principal Accounting Officer)	April 13, 2006
Robert N. Weingarten

/s/ TEYMOUR BOUTROS-GHALI	Director	April 13, 2006
Teymour Boutros-Ghali

/s/ FRED DAVIS	Director	April 13, 2006
Fred Davis

/s/ JAMES LANE	Director	April 13, 2006
James Lane

Signature	Title	Date

/s/ ERIC PULIER	Director	April 13, 2006
Eric Pulier

/s/ DIMITRI VILLARD	Director	April 13, 2006
Dimitri Villard

ARTISTDIRECT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2005

Table of Contents

Report of Independent Registered Public Accounting Firm:
Gumbiner Savett Inc.

Consolidated Financial Statements:
Balance Sheets — December 31, 2004 and 2005
Statements of Operations — Years Ended December 31, 2004 and 2005
Statements of Comprehensive Income (Loss) — Years Ended December 31, 2004 and 2005
Statements of Changes in Stockholders’ Equity (Deficiency) — Years Ended December 31, 2004 and 2005
Statements of Cash Flows — Years Ended December 31, 2004 and 2005
Notes to Consolidated Financial Statements — Years Ended December 31, 2004 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ARTISTdirect, Inc.

We have audited the accompanying consolidated balance sheets of ARTISTdirect, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2005 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARTISTdirect, Inc. and subsidiaries as of December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GUMBINER SAVETT INC.

Santa Monica, California
March 30, 2006, except for Notes 9 and 23, as to which the date is April 7, 2006

ARTISTdirect, Inc. and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except for share data)

	December 31,
	2004	2005

Assets
Current assets:
Cash and cash equivalents	$1,156	$3,102
Restricted cash	175	359
Accounts receivable, net	751	3,667
Income taxes refundable	—	1,211
Finished goods inventory, net	138	303
Prepaid expenses and other current assets	58	85
Assets of discontinued operations	16	—
Total current assets	2,294	8,727

Property and equipment	9,441	3,120
Less accumulated depreciation	(9,342)	(1,175)
Property and equipment, net	99	1,945

Other assets:
Intangible assets:
Customer relationships, net	—	1,950
Proprietary technology, net	—	6,546
Non-compete agreements, net	—	1,191
Goodwill	—	31,085
Total intangible assets, net	—	40,772
Deferred financing costs, net	—	3,063
Deposits	20	25
Total other assets	20	43,860
	$2,413	$54,532

(continued)

ARTISTdirect, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(amounts in thousands, except for share data)

	December 31,
	2004	2005

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$538	$911
Accrued expenses	1,274	1,923
Accrued interest payable	—	607
Current portion of senior secured notes payable	—	390
Deferred revenue	—	377
Warrant liability	—	3,260
Guaranteed payments to MediaDefender management	—	1,050
Liabilities of discontinued operations	18,920	149
Total current liabilities	20,732	8,667

Long-term liabilities:
Senior secured notes payable, net of discount of $1,245, less current portion	—	13,365
Subordinated convertible notes payable, net of discount of $774	—	30,300
Deferred income taxes	—	264
Total long-term liabilities	—	43,929

Minority interest – discontinued operations	1,940	—

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value - Authorized - 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.01 par value - Authorized – 60,000,000 shares Issued and Outstanding – 4,861,149 shares at December 31, 2005 and 3,502,117 shares at December 31, 2004	38	49
Treasury stock, 0 shares at December 31, 2005 and 322,902 shares at December 31, 2004, at cost	(3,442)	—
Additional paid-in-capital	209,135	207,832
Deferred compensation	—	(19)
Accumulated deficit	(225,990)	(205,926)
Total stockholders’ equity (deficiency)	(20,259)	1,936
	$2,413	$54,532

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except for share data)

	Years Ended December 31,
	2004	2005

Net revenue:
E-commerce	$2,994	$2,665
Media	2,149	5,297
Anti-piracy services	—	6,009
Total net revenue	5,143	13,971

Cost of revenue:
E-Commerce	2,631	2,400
Media	1,144	2,745
Anti-piracy services	—	2,659
Total cost of revenue	3,775	7,804
Gross profit	1,368	6,167

Operating expenses:
Sales and marketing	167	527
General and administrative	2,676	4,065
Provision for doubtful accounts	110	105
Stock-based compensation	7	73
Total operating costs	2,960	4,770
Income (loss) from operations	(1,592)	1,397

Other income (expense):
Interest income	29	29
Interest expense	—	(1,517)
Amortization of deferred financing costs	—	(373)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	(39)
Gain from sale of tradename	500	—
Loss from continuing operations before income taxes	(1,063)	(503)
Provision for income taxes	—	241
Loss from continuing operations	(1,063)	(744)

Income (loss) from discontinued operations:
Income (loss) from operations:
ARTISTdirect Records, LLC	(2,111)	(271)
iMusic record label	(137)	—
Gain from sale of interest in ARTISTdirect Records, LLC (substantially all non-cash)	—	21,079
Income (loss) from discontinued operations	(2,248)	20,808
Net income (loss)	$(3,311)	$20,064

Net income (loss) per common share - basic:
From continuing operations	$(0.30)	$(0.19)
From discontinued operations	(0.64)	5.25
Net income (loss)	$(0.94)	$5.06

Net income (loss) per common share - diluted:
From continuing operations	$(0.30)	$(0.01)
From discontinued operations	(0.64)	1.46
Net income (loss)	$(0.94)	$1.45

Weighted average common shares outstanding:
Basic	3,502,117	3,969,145
Diluted	3,502,117	14,264,852

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

	Years Ended December 31,
	2004	2005

Net income (loss)	$(3,311)	$20,064
Other comprehensive loss:
Unrealized loss on available for sale securities	(10)	—
Comprehensive income (loss)	$(3,321)	$20,064

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficiency)

(amounts in thousands, except for share data)

	Common Stock		Treasury Stock	Additional Paid-In Capital
	Shares	Amount
Balance at December 31, 2003	3,502,117	$38	$(3,442)	$209,128
Unrealized loss on available for sale securities	—	—	—	—
Issuance of warrants as settlement and for services rendered	—	—	—	7
Net loss	—	—	—	—
Balance at December 31, 2004	3,502,117	38	(3,442)	209,135
Stock options issued for consulting services	—	—	—	92
Amortization of deferred compensation	—	—	—	—
Issuance of shares upon conversion of subordinated convertible notes payable	250,000	3	—	385
Warrants issued to consultants in conjunction with financing of MediaDefender acquisition	—	—	—	84
Common stock issued to consultants in conjunction with financing of MediaDefender acquisition	1,109,032	11	—	1,575
Cancellation of outstanding shares of treasury stock	—	(3)	3,442	(3,439)
Net income	—	—	—	—
Balance at December 31, 2005	4,861,149	$49	$—	$207,832

	Deferred Compensation	Accumulated Deficit	Unrealized Gain (Loss) on Available for Sale Securities	Total Stockholders’ Equity (Deficiency)
Balance at December 31, 2003	$—	$(222,679)	$10	$(16,945)
Unrealized loss on available for sale securities	—	—	(10)	(10)
Issuance of warrants as settlement and for services rendered	—	—	—	7
Net loss	—	(3,311)	—	(3,311)
Balance at December 31, 2004	—	(225,990)	—	(20,259)
Stock options issued for consulting services	(92)	—	—	—
Amortization of deferred compensation	73	—	—	73
Issuance of shares upon conversion of subordinated convertible notes payable	—	—	—	388
Warrants issued to consultants in conjunction with financing of MediaDefender acquisition	—	—	—	84
Common stock issued to consultants in conjunction with financing of MediaDefender acquisition	—	—	—	1,586
Cancellation of outstanding shares of treasury stock	—	—	—	—
Net income	—	20,064	—	20,064
Balance at December 31, 2005	$(19)	$(205,926)	$—	$1,936

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2004	2005

Cash flows from operating activities:
Net income (loss)	$(3,311)	$20,064
Income (loss) from discontinued operations	2,248	(20,808)
Loss from continuing operations	(1,063)	(744)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	223	2,179
Provision for doubtful accounts	110	105
Stock-based compensation	7	73
Deferred income taxes		42
Change in assets and liabilities, net of effect from acquisition of MediaDefender:	9	—
(Increase) decrease in -
Accounts receivable	(574)	(510)
Finished goods inventory	34	(165)
Prepaid expenses and other current assets	59	64
Income taxes refundable		(1,211)
Deposits	—	(1)
Increase (decrease) in -
Accounts payable	323	333
Accrued expenses	261	410
Accrued interest payable	—	607
Other assets	(5)	—
Deferred revenue	(9)	320
Other	—	22
Net cash provided by (used in) continuing operations	(625)	1,524
Net cash used in discontinued operations	(2,848)	(38)
Net cash provided by (used in) operating activities	(3,473)	1,486

Cash flows from investing activities:
Purchases of property and equipment	(55)	(303)
Proceeds from sale of interest in ARTISTdirect Records, LLC	—	115
Acquisition of MediaDefender	—	(42,500)
Costs incurred in MediaDefender acquisition	—	(1,115)
Cash acquired in connection with MediaDefender acquisition, net of adjustments and amount due to ADI	—	435
Sale/maturity of short-term investments, net	1,012	—

Net cash provided by (used in) investing activities	957	(43,368)

Cash flows from financing activities:
Proceeds from senior and subordinated debt financings	—	45,000
Payments for deferred financing costs	—	(1,025)
Increase (decrease) in restricted cash	175	(184)
Net cash provided by discontinued operations –
Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC during the year ended December 31, 2004 and the two months ended February 28, 2005	2,778	37

Net cash provided by financing activities	2,953	43,828

Cash and cash equivalents:
Net increase	437	1,946
Balance at beginning of year	719	1,156
Balance at end of year	$1,156	$3,102

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$—	$657
Income taxes	$—	$1,637

(continued)

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(amounts in thousands)

	Years Ended December 31,
	2004	2005
Non-cash investing and financing activities:
Issuance of subordinated convertible note payable to placement agent	$—	$1,460
Issuance of warrants to holders of senior secured notes payable	$—	$1,398
Issuance of warrants to holders of subordinated convertible notes payable	$—	$878
Issuance of common stock to directors as consulting fee in conjunction with MediaDefender acquisition	$—	$1,586
Issuance of warrants to directors as consulting fee in conjunction with MediaDefender acquisition	$—	$84
Issuance of shares upon conversion by subordinated convertible note payable	$—	$388
Issuance of warrants to placement agent for senior secured notes payable	$—	$150
Issuance of warrants to placement agent for senior secured notes payable and subordinated convertible notes payable	$—	$834
Guaranteed payments to MediaDefender management accounted for as non-compete agreements	$—	$1,050
Accrued expenses related to MediaDefender acquisition	$—	$160
Assets acquired in MediaDefender transaction, excluding cash and intercompany payable:
Assets acquired	$—	$4,458
Liabilities assumed	$—	$734
Customer relationships	$—	$2,264
Proprietary technology	$—	$7,602
Goodwill	$—	$31,085

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2005

1.   BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS ACTIVITIES

ARTISTdirect, Inc., a Delaware corporation (“ADI”), was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC. The merger was only a change in the form of ownership of ADI. ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996. ARTISTdirect, LLC has a 99% ownership interest in ARTISTdirect Agency LLC, Kneeling Elephant Records, LLC and ARTISTdirect New Media, LLC, all of which are currently inactive, and has consolidated their results since inception. The Company is headquartered in Santa Monica, California.

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

During December 2004, the Company discontinued the operations of its iMusic record label and has therefore accounted for the operations of iMusic as a discontinued operation for all periods presented (see Note 13).

On February 28, 2005, the Company completed the sale of all of its interest in ARTISTdirect Recordings to Radar Records (see Note 11). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has determined that it complied with the provisions of SFAS No. 144 at December 31, 2004 with respect to the classification of the operations of ARTISTdirect Records as a discontinued operation. Accordingly, the Company has accounted for its interest in ARTISTdirect Records as a discontinued operation for all periods presented, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.

On July 28, 2005 the Company completed the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”) (see Note 9). MediaDefender was founded in July 2000 and is headquartered in Marina del Rey, California. This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005. MediaDefender is one of the leading providers of anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry and offers services designed to thwart Internet piracy and encourage consumers to pay for online content.

On November 7, 2005, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Certificate of Incorporation to increase the authorized number of shares of its common stock from 15,000,000 shares to 60,000,000 shares.

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

In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities. FIN 46 defines when a company should evaluate “controlling financial interest”, and thus consolidation, based on factors other than voting rights, and requires that a new “risks and rewards” model be applied in these situations. ADI adopted FIN 46 as of December 31, 2003. As a result of the adoption of FIN 46, the balance sheet of ARTISTdirect Records was consolidated beginning as of December 31, 2003, and the operations of ARTISTdirect Records were consolidated beginning with the year ended December 31, 2004 (see Note 10). There was no change in the operating or business relationship between ADI and ARTISTdirect Records as a result of the adoption of FIN 46.

As a result of the sale of all of the Company’s interest in ARTISTdirect Records effective February 28, 2005 (see Note 11), ARTISTdirect Records was accounted for as a discontinued operation for all periods presented, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.

For the year ended December 31, 2004, ADI recorded 70% of the losses (after intercompany eliminations) of ARTISTdirect Records. Since Ted Field owned 30% of ARTISTdirect Records, 30% of the losses (after intercompany eliminations) were offset against the minority interest of Ted Field. This minority interest resulted from the beneficial conversion feature related to the Bridge Notes (see Note 12).

2.   SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

Cash equivalents consist of investments, which are readily convertible into cash and have maturities of three months or less at the time of purchase.

RESTRICTED CASH

As of December 31, 2004 and 2005, restricted cash consisted of a bank certificate of deposit with balances of $175,000 and $179,000, respectively, securing a bank letter of credit provided as security for charge-backs to the Company’s e-commerce credit card processor. In addition, at December 31, 2005, the Company had classified $180,000 of cash as restricted cash as such cash was pledged to secure an irrevocable bank stand-by letter of credit issued in conjunction with the Company’s new office lease which commences in February 2006.

ACCOUNTS RECEIVABLE

The Company grants credit to is customers generally in the form of short-term trade accounts receivable. Accounts receivable are stated at the amount management expects to collect from outstanding balances. When appropriate, management provides for probable uncollectible amounts through a provision for doubtful accounts and an adjustment to a valuation allowance. Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, which is generally three years for computer equipment and software and seven years for furniture and fixtures.

GOODWILL, INTANGIBLE ASSETS AND LONG LIVED ASSETS

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

Accordingly, with respect to the MediaDefender transaction, non-compete agreements are being amortized over the life of the respective non-compete agreements, ranging from 20 months to 4 years, and customer relationships and proprietary technology are being amortized over 3 years.

Asset allocations and amortization periods with respect to the MediaDefender transaction were determined by an independent valuation firm.

SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and under certain circumstances, and written down when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. The Company uses a rate corresponding to its cost of capital, risk adjusted where appropriate, in determining discounted cash flows. Estimated cash flows will be determined by disaggregating the business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, the Company will perform an impairment test to measure the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company will consider current and projected future levels of income based on management’s plans for that business, as well as business trends, prospects and market and economic conditions.

The Company accounts for the impairment of long-lived assets, such as property and equipment and intangible assets, under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to SFAS No. 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

DEFERRED FINANCING COSTS

Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated notes payable and the fair value of warrants issued for legal fees and placement agent fees. Such costs are being deferred and amortized over the term of the related debt. Upon conversion of subordinated convertible notes payable into common stock, any related unamortized deferred financing costs are charged to operations.

DISCOUNT ON DEBT

Additional consideration in the form of warrants issued to lenders and placement agents was accounted for at fair value based on a report prepared by an independent valuation firm. The fair value of such warrants was recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt, with the offsetting entry being recorded as warrant liability on the balance sheet pursuant to EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”). The carrying value of the warrants will be adjusted to reflect any material changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense). Upon conversion of subordinated convertible notes payable into common stock, any related unamortized discount on debt is charged to operations.

REVENUE RECOGNITION

The Company complies with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, and recognizes revenue when all four of the following criteria are met:  (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured.

E-commerce revenue consists primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, including shipping fees, and is recognized when the products are shipped. The Company records e-commerce revenue on a gross basis as the Company enters into the sale transactions with customers, establishes the prices of the products, chooses the suppliers of the products, assumes the risk of inventory loss and collects all amounts from the customers and assumes the credit risk. E-commerce revenue is subject to amounts due to the respective artists based on their contracts, and such expense is recorded as part of cost of e-commerce revenue.

The Company records amounts charged to customers for shipping and handling in accordance with Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF No. 00-10”). Pursuant to EITF No. 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the consolidated statements of operations. For the years ended December 31, 2004 and 2005, the Company recorded $705,000 and $629,000, respectively, as revenue for shipping and handling fees charged to customers. For the years ended December 31, 2004 and 2005, the Company recorded $434,000 and $361,000, respectively, of shipping and handling costs as direct cost of product sales in the consolidated statements of operations.

Media revenue consists primarily of the sale of advertisements and sponsorships, both online and offline, under short-term contracts. To date, the duration of the Company’s advertising and sponsorship commitments has generally averaged from one to three months, with certain programs lasting up to six months. The Company’s online obligations typically include the guarantee of a minimum number of times (“impressions”) that an advertisement appears in pages viewed by the users of the Company’s online properties. Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is reasonably assured. To the extent that minimum guaranteed page deliveries are not met, recognition of the corresponding revenue is deferred until the guaranteed impressions are delivered.

Anti-piracy services revenue is recognized on a monthly basis as services are provided to customers. Deferred revenue is recorded for customers who prepay the full, or any portion, of their respective contracts.

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

Record label revenue consisted of the sale of compact discs by artists under contract to the iMusic record label and to ARTISTdirect Records in 2004. The Company recognized revenues upon the shipment of compact discs from its distributor to retailers and independent wholesalers and records estimated reserves for product returns. At the time of the shipment of the product, the following criterion under Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”, had been met: the seller’s price to the buyer was substantially fixed or determinable at the date of sale; the buyer had paid the seller, or the buyer was obligated to pay the seller, and the obligation was not contingent on resale of the product; the buyer’s obligation to the seller would not have been changed in the event of theft or physical destruction or damage of the product; the buyer acquiring the product for resale had economic substance apart from that provided by the seller; the seller did not have significant obligations for future performance to directly bring about resale of the product by the buyer; and the amount of future returns could be reasonably estimated.

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

Media cost of revenue consists primarily of web-site hosting and maintenance costs, online content programming costs, online advertising serving costs, sales commissions, payments to affiliated web-sites, and payroll and related expenses for staff involved with the web-site. Costs related to the web-site are recognized immediately when incurred.

Anti-piracy services cost of revenue consists primarily of bandwidth and labor costs. Amortization of proprietary technology is included in anti-piracy services cost of revenue.

Depreciation expense is included in the related cost of revenue category.

DISCONTINUED OPERATIONS

The Company has accounted for its iMusic record label and its interest in ARTISTdirect Records, LLC as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Notes 11 and 13).

INVENTORIES

Inventories, net of a provision for obsolescence of $103,000, consist of compact discs maintained in the warehouse of the Company’s distributor and music-related merchandise. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

WEB-SITE DEVELOPMENT COSTS

Web-site development costs consist primarily of third-party development costs and payroll and related expenses for in-house web-site development costs incurred in the start-up and production of the Company’s content and services. These costs are expensed as incurred.

ADVERTISING COSTS

Advertising costs are included in selling and marketing expense and charged to expense as incurred, and totaled $0 and $22,000 during the years ended December 31, 2004 and 2005, respectively.

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

Concentrations of credit risk with respect to trade receivables generated by the Company’s operations are generally limited. However, the customers of MediaDefender consist primarily of large reputable companies in the music and entertainment industries.

The Company purchases 94% of its music-related merchandise inventory from one supplier. The Company is subject to risk in the event that any of the suppliers is unable to fulfill its orders. However, there are a number of different suppliers who can provide such products to the Company.

During the years ended December 31, 2004 and 2005, approximately 70% and 67%, respectively, of e-commerce revenues were generated from the products related to a single music merchandising entity.

During the year ended December 31, 2004, one customer accounted for $245,000 or 12% of total media revenue, of which $34,000 was due from this customer at December 31, 2004. During the year ended December 31, 2005, one major advertiser/sponsor accounted for $1,786,000 or 34% of total media revenue, all of which was paid during 2005.

During the year ended December 31, 2004 and 2005, the Company’s media revenues were generated primarily by a single outside sales organization which represented the Company with respect to advertising and sponsorship sales on the Company’s web-site.

During the year ended December 31, 2005, approximately 64% of MediaDefender’s consolidated revenues were from two customers, with one customer accounting for 35% and the other customer accounting for 29%. At December 31, 2005, the amounts due from such customers were $420,000 and $835,000, respectively, which were included in accounts receivable.

During the year ended December 31, 2005, MediaDefender purchased approximately 87% of its bandwidth from three suppliers. At December 31, 2005, amounts payable to one of these suppliers was $22,000. Although there are other suppliers of bandwidth, a change in suppliers would cause delays, which could adversely affect operations in the short-term.

Information with respect to the year ended December 31, 2005 relating to MediaDefender reflects only the five-month period in which MediaDefender has been included in the Company’s consolidated results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, which includes cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and warrant liability approximate fair value because of the short maturity of these instruments.

NET INCOME (LOSS) PER COMMON SHARE

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2005 is based on the average of the closing price of the Company’s common stock during such period. The calculation of diluted income (loss) per share excluded approximately 908,115 shares and 1,159,000 shares of common stock for the years ended December 31, 2005 and 2004, since their effect would have been anti-dilutive.

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

The Company recognizes compensation expense related to variable awards in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). For fixed awards, the Company recognizes expense over the vesting period or the period of service.

 In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock

Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company was required to adopt SFAS No. 123R effective January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants.

Public companies are permitted to adopt the requirements of SFAS No. 123R using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company adopted SFAS No. 123R effective January 1, 2006 and will use the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Although the expense for stock options that may be vested or granted in future periods cannot be determined at this time due to the uncertainty of the vesting or timing of future grants, the Company’s future stock price, and the related fair value calculation, the adoption of SFAS No. 123R will have a material effect on the Company’s future financial statements.

Pro forma information regarding net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement. The fair value for these options was estimated at the date of grant using either the Black-Scholes option-pricing model or the report of an independent valuation firm. The assumptions used in the model and the weighted average fair value of each option granted for 2004 and 2005 are as follows:

	Years Ended December 31,
	2004	2005

Risk-free interest rate	4.00%	5.00%
Volatility	388%	170%
Dividend yield	0%	0%
Weighted average expected life (years)	7	5
Weighted average fair value of option	$0.35	$3.21

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s pro forma information is as follows:

	Years Ended December 31,
	2004	2005
	(in thousands, except for share data)

Net income (loss) — as reported	$(3,311)	$20,064
Less: Stock-based employee compensation expense determined under fair value methods not charged to operations	(473)	(859)
Net income (loss) — pro forma	$(3,784)	$19,205

Net income (loss) per share - basic:
As reported	$(0.94)	$5.06
Pro forma	$(1.08)	$4.84

Net income (loss) per share — diluted:
As reported	$(0.94)	$1.45
Pro forma	$(1.08)	$1.35

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

The Company’s only component of other comprehensive loss is the unrealized loss on available for sale securities, consisting of a loss of $10,000 for the year ended December 31, 2004. This amount has been recorded as a separate component of stockholders’ equity (deficiency).

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

RECLASSIFICATION

Certain amounts have been reclassified in 2004 to conform to the presentation in 2005. Such reclassifications did not have any effect on income (loss) from operations or net income (loss).

3.   RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements. The Company will adopt the provisions of SFAS No. 154 effective January 1, 2006.

On September 22, 2005, the Securities and Exchange Commission (“SEC”) issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, the Company qualifies for the deferral until its year ending December 31, 2007 to comply with the internal control reporting requirements.

4.   PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2004	2005
	(in thousands)
Computer equipment and software	$8,735	$2,977
Furniture and fixtures	706	143
	9,441	3,120
Less accumulated depreciation	(9,342)	(1,175)
Property and equipment, net	$99	$1,945

At December 31, 2005, the Company reclassified $8.372 million of property and equipment against the related accumulated deprecation accounts to reflect the retirement of such property and equipment.

Impairment of fixed assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event the carrying amount of fixed assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

Components of the Company’s identifiable amortizable intangible assets at December 31, 2005 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)

Customer relationships	$2,264	$314	$1,950
Proprietary technology	7,602	1,056	6,546
Non-compete agreement	1,384	193	1,191
Total	$11,250	$1,563	$9,687

Amortization expense of intangible assets for the year ended December 31, 2005 was $1.563 million. There was no amortization of intangible assets for the year ended December 31, 2004. Amortization expense of intangible assets for the next four succeeding years is as follows:

Years Ending December 31,	Amortization Expense
(in thousands)

2006	$3,752
2007	3,601
2008	2,182
2009	152
Total	$9,687

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, an intangible asset that is not subject to amortization such as goodwill shall be, at a minimum, tested for impairment annually. The first of the impairment tests consists of a comparison of the total fair value of the Company based upon the closing stock price and the Company’s net assets on the date of the test. If the fair value is in excess of the net assets, there is no indication of impairment and no need to perform the second tier impairment test. The Company expects to perform this test as of July 31, 2006, the one year anniversary of the acquisition of MediaDefender, which resulted in the recording of the goodwill carried on the Company’s books.

6.   DEFERRED FINANCING COSTS

Components of the Company’s deferred financing costs at December 31, 2005 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Write-off Related to Conversion of Subordinated Convertible Notes Payable into Shares of Common Stock	Net Carrying Amount
	(in thousands)

Deferred financing costs related to subordinated convertible notes payable	$2,479	$265	$29	$2,185
Deferred financing costs related to senior secured notes payable	985	107	—	878
Total	$3,464	$372	$29	$3,063

Amortization expense of deferred financing costs for the next four succeeding years is as follows:

Years Ending December 31,	Amortization Expense
(in thousands)

2006	$871
2007	871
2008	871
2009	450
Total	$3,063

7.   ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RESERVE FOR SALES RETURNS

A summary of the activity with respect to the allowance for doubtful accounts is as follows:

	Years Ended December 31,
Continuing Operations	2004	2005
	(in thousands)

Balance, beginning of year	$88	$171
Provision for doubtful accounts	110	105
Amounts charged off	(27)	(99)
Balance, end of year	$171	$177

	Years Ended December 31,
Discontinued Operations	2004	2005
	(in thousands)

Balance, beginning of year	$55	$39
Provision for doubtful accounts	(16)	(39)
Balance, end of year	$39	$—

A summary of the activity with respect to the reserve for sales returns is as follows:

	Years Ended December 31,
Continuing Operations	2004	2005
	(in thousands)

Balance, beginning of year	$12	$—
Amounts charged off	(12)	—
Balance, end of year	$—	$—

	Years Ended December 31,
Discontinued Operations	2004	2005
	(in thousands)

Balance, beginning of year	$255	$199
Provision for sales returns	597	—
Reclassification to accrued expenses	—	(48)
Adjustment attributable to ARTISTdirect Records, LLC	—	(109)
Amounts charged off	(653)	(30)
Balance, end of year	$199	$12

8.   ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2004	2005
	(in thousands)
Accrued cost of sales	$239	$265
Accrued compensation and related	124	670
Accrued professional fees	180	467
Accrued business and property taxes	250	168
Accrued rent	224	—
Other accrued expenses	257	353
Total accrued expenses	$1,274	$1,923

9.   ACQUISITION OF MEDIADEFENDER, INC.

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

MediaDefender is a provider of anti-piracy solutions in the high-growth Internet-piracy-protection

(“IPP”) industry and offers services designed to thwart Internet piracy and encourage consumers to pay for online content.

In accordance with the Merger Agreement, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves specified earnings targets in fiscal 2007 and 2008. Mr. Saaf and Mr. Herrera are each entitled to receive 12 months of severance pay at the rate of 100% of their monthly salary and the pro-rata portion of the performance bonus referenced above if they are terminated “without cause”. In addition, the Company granted stock options to purchase up to 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable for a period of 5 years at $3.00 per share.

The Company also acknowledged the terms of Non-Competition Agreements entered into on July 28, 2005 by MediaDefender and Mr. Saaf and Mr. Herrera. The Non-Competition Agreements prohibit Mr. Saaf and Mr. Herrera from (i) engaging in certain competitive business activities, (ii) soliciting customers of MediaDefender or the Company, (iii) soliciting existing employees of MediaDefender or the Company and (iv) disclosing any confidential information regarding MediaDefender or the Company. Each agreement has a term of 4 years and shall continue to remain in force and effect in the event the above-referenced Employment Agreements are terminated prior to the end of the 4 year term of the Non-Competition Agreements. In consideration, Mr. Saaf and Mr. Herrera are each entitled to a cash payment of $525,000 from MediaDefender to be paid on December 31, 2006.

As a result of these agreements, effective July 28, 2005, the Company recorded an asset of $1,050,000 for the non-compete agreements and a related liability of $1,050,000 for the guaranteed payments to MediaDefender management. The $1,050,000 allocated to non-compete agreements is being amortized over the life of the employment agreements.

Mr. Saaf and Mr. Herrera have each elected to invest $2,250,000 in the convertible subordinated debt transaction described below on the same terms and conditions as the other investors in such financing, as described below.

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

The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers attached thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”). Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three years and eleven months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly, with any unpaid principal and accrued interest due and payable at maturity. Termination and payment of the Senior Notes by the Company prior to maturity will not result in a prepayment fee. As collateral for the $15 million Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property.

The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. In addition, not later than ninety days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined, to prepay the principal amount of the Notes, which the Company has determined to be $390,000 and has been shown as a current liability at December 31, 2005. The Company was not in compliance with certain of these financial covenants at December 31, 2005. On April 7, 2006, the lenders provided waivers with respect to such events of default under the Notes and amended their loan documents such that the warrant liability and any change thereto in future periods (as described below) will not affect future covenant and excess cash flow calculations.

In addition, the investors received five year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”). The warrants were valued at $1,397,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt.

The Senior Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants. In accordance with EITF No. 00-19, the fair value of the warrants has been recorded as warrant liability. The carrying value of the warrants will be adjusted to reflect any material changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).

The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”). Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity. Interest is payable quarterly in cash or shares of common stock, at the option of the Company, with payments commencing September 30, 2006. Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments. In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing.

The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. The Company was not in compliance with certain of these financial covenants at December 31, 2005. On April 7, 2006, the lenders provided waivers with respect to such events of default under the Notes and amended their loan documents such that the warrant liability and any change thereto in future periods (as described below) will not affect future covenant calculations.

In addition, the Sub-Debt Financing investors received five year warrants to purchase up to 1,596,774 shares of common stock at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”). The warrants were valued at $878,026 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.

The Sub-Debt Notes and the Sub-Debt Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such notes and warrants. In accordance with EITF No. 00-19, the fair value of the warrants has been recorded as warrant liability. The carrying value of the warrants will be adjusted to reflect any material changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).

Pursuant to the terms of the Senior Registration Rights Agreement and the Sub-Debt Registration Rights Agreement, the Company was obligated to have a registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing on file with and declared effective by the Securities and Exchange Commission within one hundred eighty days of July 28, 2005. In connection therewith, the Company’s Registration Statement on Form SB-2, as amended, was declared effective by the Securities and Exchange Commission on December 9, 2005.

To induce the Senior Financing investors to participate in the above referenced transaction, the Sub-Debt Financing investors entered into a Subordination Agreement for the benefit of the Senior Financing investors pursuant to which the Sub-Debt Financing investors agreed to subordinate their rights to the holders of the senior debt.

If all of the securities issued in the Senior Financing and the Sub-Debt Financing are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, it will result in significant dilution to the Company’s existing stockholders. If all of the Company’s outstanding equity-based instruments are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, including those issued in conjunction with the Acquisition, there will be a total of approximately 38,000,000 shares of the Company’s common stock issued and outstanding.

A change in control of the Company could occur as a result of the Senior Financing and the Sub-Debt Financing. Assuming maximum conversion of the securities issued in the Senior Financing and Sub-Debt Financing occurs, the Senior Financing investors would own approximately 9% of the Company’s voting stock, on a fully diluted basis, and the Sub-Debt investors would own approximately 55% of the Company’s voting stock, on a fully diluted basis.

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

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued to Broadband a Sub-Debt Note in the amount of $1,460,500 (in addition to the $30 million referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share. The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors. The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The warrants were valued at $834,314, based on a valuation report prepared by an independent valuation firm. The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.

The Sub-Debt Notes and the Sub-Debt Warrant Shares issued to Broadband are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants and notes. In accordance with EITF No. 00-19, the fair value of the warrants has been recorded as warrant liability. The carrying value of the warrants will be adjusted to reflect any material changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued Libra warrants to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Shares”). The warrants were issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior

Financing described above. The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above. The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The warrants were valued at $149,625, based on a valuation report prepared by an independent valuation firm. The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.

The Libra Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants and notes. In accordance with EITF No. 00-19, the fair value of the warrants has been recorded as warrant liability. The carrying value of the warrants will be adjusted to reflect any material changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).

Pursuant to a report prepared by an independent valuation firm, as of and through December 31, 2005, there was no change in the fair value of the warrants that were recorded as warrant liability at July 28, 2005.

Upon the closing of the Acquisition, the Company issued 1,109,032 shares of common stock and a warrant to purchase up to 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC, which was approved by the disinterested members of the Company’s Board of Directors. The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both members of the Company’s Board of Directors. The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company in connection with the Acquisition. The shares and warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

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

(in thousands)

Assets Acquired:
Cash	$1,365
Accounts receivable	2,499
Deferred income tax	116
Prepaid expenses and other current assets	91
Property, plant and equipment	1,749
Deposits	3
Total assets acquired	5,823

Liabilities Assumed:
Accounts payable	41
Accrued expenses	87
Income taxes payable	230
Due to ARTISTdirect, Inc.	930
Deferred revenue	38
Deferred income tax	338

Total liabilities assumed	1,664

Net assets acquired	4,159

Intangible assets acquired:
Customer relationships	2,264
Proprietary technology	7,602
Goodwill	31,085

Total assets acquired	$45,110

Total purchase consideration paid as follows:
Cash paid to MediaDefender stockholders	$42,500
Transaction costs incurred	2,610

Total purchase consideration	$45,110

The following pro forma operating data presents the results of operations for the years ended December 31, 2004 and 2005, as if the acquisition had occurred on the first day of each such period. Discontinued operations and non-recurring items for the years ended December 31, 2004 and 2005 are not included. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

	Years Ended December 31,
	2004	2005
	(in thousands)

Net revenue	$15,665	$20,637

Net loss	$(7,760)	$(3,054)

Net loss per common share – basic and diluted	$(1.68)	$(0.66)

Weighted average common shares outstanding	4,611,149	4,611,149

10. INVESTMENT IN AND ADVANCES TO ARTISTDIRECT RECORDS, LLC

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

ARTISTdirect Records, headquartered in Los Angeles, California, was in the business of developing new musical artists and producing and distributing their recordings as an independent label utilizing both traditional channels and emerging Internet distribution channels.

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

Under the distribution and license agreements, BMG made non-refundable advances to ARTISTdirect Records of $2.5 million in 2001, $2.5 million in 2002 and $5.0 million in 2003 that were recoupable from net sales proceeds from ARTISTdirect Records’ artist repertoire pursuant to a defined calculation on a monthly basis. As of December 31, 2003 and 2004, the unrecouped balances related to distribution advances from BMG were $8.7 million and $8.9 million, respectively.

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

As consideration for entering into the Accelerated Funding Agreement, ADI received an additional 20% interest in ARTISTdirect Records from Radar Records, the entity through which Mr. Field owned his interest in ARTISTdirect Records, which resulted in an increase in ADI’s ownership share of ARTISTdirect Records from 45% to 65% and a decrease in Mr. Field’s ownership share from 50% to 30%. The Accelerated Funding Agreement also provided that any dilution from the issuance of equity interests in ARTISTdirect Records that would have been borne solely by ADI would be borne both by Radar Records and ADI pro rata with their then respective ownership interests. Furthermore, the Accelerated Funding Agreement provided for Radar Records to guarantee a 25%

minimum annual compounded return to be realized from ADI’s advances and equity interests in ARTISTdirect Records. Due to the uncertainty with respect to the realization of such rate of return, ADI did not record any amounts related to the 25% minimum annual compounded return in its consolidated financial statements.

Because ADI did not have voting or operating control of ARTISTdirect Records, even with its majority ownership position, through December 31, 2003 it did not consolidate the results of ARTISTdirect Records; ADI recorded its share of losses based on the equity method of accounting as loss from equity investments in its consolidated statements of operations. Prior to the completion of BMG’s purchase of a 5% interest in ARTISTdirect Records in April 2002 and BMG’s assumption of 10% of ADI’s total funding commitment, ADI had committed to fund 100% of the operations of ARTISTdirect Records and had recorded 100% of the losses attributable to that venture from the inception of ARTISTdirect Records to April 30, 2002. From May 1, 2002 through December 31, 2003, ADI has recorded only its proportionate share, on the basis of remaining relative funding commitments, of any losses of ARTISTdirect Records. ADI funded a total of $33.0 million of its funding commitment. ADI recognized $8.6 million, $29.2 million and $9.3 million of equity loss from ARTISTdirect Records for the years ended December 31, 2001, 2002 and 2003, respectively. The loss for ARTISTdirect Records for the year ended December 31, 2004 was $4.881 million before intercompany interest elimination of $2.011 million. The loss for ARTISTdirect Records for the two months ended February 28, 2005 was $802,000 before intercompany interest elimination of $416,000. The losses of ARTISTdirect Records for 2004 and 2005 were included in ADI’s results of operations for the respective periods.

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

Through December 31, 2003, ADI continued to record the losses of ARTISTdirect Records. ADI recorded its loan advances to ARTISTdirect Records as additional equity investments. As of December 31, 2003 and 2004, the Company consolidated the balance sheets of ARTISTdirect Records.

ADI has no recorded investment in its loans to ARTISTdirect Records, as the carrying amount of the loans had been reduced to zero as a result of ADI recording its share of losses of ARTISTdirect Records during the year ended December 31, 2003. ADI did not record interest income on the loans to ARTISTdirect Records. The interest expense of ARTISTdirect Records is eliminated in consolidation. As such, interest expense related to ADI was not included in allocating losses to the minority interest in ARTISTdirect Records.

The loan advances provided to ARTISTdirect Records by ADI and BMG bore interest at a rate of LIBOR plus 4% and the principal and interest were not repayable until December 31, 2015 or upon such time as ARTISTdirect Records achieved certain defined levels of excess cash flow and available cash. As of December 31, 2003 and 2004, ARTISTdirect Records had loans payable to ADI of $33.0 million, which were eliminated in consolidation, and to BMG of $4.75 million. In addition, as of December 31, 2003 and 2004, ARTISTdirect Records had accrued interest payable to ADI of $3.0 million and $5.0 million, respectively, which were eliminated in consolidation, and to BMG of $447,000 and $747,000, respectively.

During the three months ended September 30, 2003, ARTISTdirect Records significantly reduced its overhead costs and operating activities and laid off the majority of its staff while it continued to restructure its operations and seek additional capital. During 2003, ARTISTdirect Records relied on a loan advance from ADI of $2.75 million and bridge loans from Mr. Field and outside investors aggregating $2.048 million to fund its operations. As of December 31, 2003, ARTISTdirect Records did not have sufficient working capital resources to conduct operations. During 2004 and the two months ended February 28, 2005, ARTISTdirect Records relied on bridge loans from Mr. Field of $2.778 million and $36,500, respectively, to fund its reduced level of operations. Through February 28,

2005, Mr. Field had provided bridge funding to ARTISTdirect Records aggregating $3.713 million, including $898,000 in 2003, $2.778 million in 2004 and $36,500 in 2005 (see Note 12).

Effective July 30, 2004, ADI entered into a Termination Agreement with BMG and ARTISTdirect Records which extinguished all of ADI’s obligations under its funding guaranty, including the remaining $12.0 million funding obligation to ARTISTdirect Records.

11. DISCONTINUED OPERATIONS — ARTISTDIRECT RECORDS, LLC

On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant to a Transfer Agreement for a cash payment of $115,000, as a result of which ADI no longer had any equity or other economic interest in ARTISTdirect Records, and Radar Records became the owner of a majority of the membership interests in ARTISTdirect Records and also acquired the receivable reflecting the $33.0 million of loan advances previously provided to ARTISTdirect Records by ADI. In conjunction with this transaction, at February 28, 2005, ADI wrote-off the intercompany balance due from ARTISTdirect Records of $80,000, which was eliminated in consolidation. Radar Records acquired the common stock of ARTISTdirect Recordings subject to the rights of BMG. Radar Records also agreed to offer to investors who had provided bridge funding to ARTISTdirect Records (see Note 12), excluding Frederick W. Field and entities related or controlled by him, the right to acquire proportional shares (based on the amount of bridge funding made by each bridge investor in ARTISTdirect Records) of the common stock of ARTISTdirect Recordings on the same terms and conditions as set forth in the Transfer Agreement.

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

As a result of the sale of all of ADI’s interest in ARTISTdirect Recordings to Radar Records effective February 28, 2005, ADI accounted for its interest in ARTISTdirect Records as a discontinued operation for all periods presented in accordance with SFAS No. 144, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.

A summary of the assets and liabilities of ARTISTdirect Records, which were classified as discontinued operations on ADI’s balance sheets at December 31, 2004 and February 28, 2005, is as follows:

	December 31, 2004	February 28, 2005
	(in thousands)
Assets
Current assets
Cash	$—	$—
Property and equipment, net	16	15
Total assets – discontinued operations	16	15

Liabilities
Current liabilities
Bank overdraft	2	—
Accounts payable and accrued expenses	399	421
Net liability to BMG	8,862	8,866
Current portion of bridge notes payable -
Outside investors	1,136	1,198
Minority investor — Ted Field	836	1,821
Total current liabilities	11,235	12,306
Non-current liabilities
Loan due to BMG	5,498	5,558
Non-current portion of bridge notes payable -
Outside investors	—	—
Minority investor – Ted Field	2,037	1,273
Total liabilities – discontinued operations	18,770	19,137

Members’ deficit	$(18,754)	$(19,122)

A summary of the results of operations of ARTISTdirect Records for the year ended December 31, 2004 and the two months ended February 28, 2005 is as follows:

	Year Ended December 31, 2004	Two Months Ended February 28, 2005
	(in thousands)

Net revenue	$(19)	$—
Cost of revenue	986	14
Gross loss	(1,005)	(14)
Operating expenses:
Sales and marketing	285	18
General and administrative	393	25
Depreciation and amortization	22	1
Total operating expenses	700	44
Loss from operations	(1,705)	(58)
Interest expense	(649)	(128)
Amortization of bridge note warrants	(998)	(201)
Forgiveness of debt	482	—
Minority interest	759	116
Net loss	$(2,111)	$(271)

As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, ADI recognized a gain (primarily non-cash) in its consolidated statement of operations for the year ended December 31, 2005 of $21.079 million, primarily as a result of the elimination of the liabilities of ARTISTdirect Records.

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

12. BRIDGE NOTES PAYABLE

As of December 31, 2003 and 2004, and February 28, 2005, ARTISTdirect Records had outstanding loans of $898,000, $3.676 million and $3.713 million, respectively, due to Ted Field and $1.150 million of loans due to outside investors (including $100,000 from Jonathan V. Diamond, the Company’s President and Chief Executive Officer). These loans were obtained through the issuance of convertible promissory notes (the “Bridge Notes”). The Bridge Notes accrued interest at 8% per annum, were due two years from the date of issuance, and were convertible into new preferred equity of ARTISTdirect Records as part of its next equity financing. The Bridge Notes payable to Mr. Field and to outside investors were included in liabilities of discontinued operations held for disposal in the consolidated balance sheets at December 31, 2003 and 2004.

The holders of the Bridge Notes also received warrants with a term of five years to purchase additional equity of ARTISTdirect Records at $0.01 per unit equivalent to the number of units of new equity into which their Bridge Notes were ultimately converted. The aggregate relative fair value of the warrants issued was $2.431 million as of February 28, 2005 (one-half of the amount funded by the investors in the Bridge Notes), which was recorded as a reduction to the carrying amount of the Bridge Notes and a credit to capital, and was being charged to operations as interest expense over the specified term of the Bridge Notes.

The Bridge Notes were convertible into equity based on their face amount, which resulted in a beneficial conversion feature with a relative fair value of $2.431 million. Since the commitment date for the beneficial conversion feature was contingent upon the completion of ARTISTdirect Record’s next equity financing, the fair value of the beneficial conversion feature was to be charged to operations over the remaining life of the Bridge Notes at that time.

During the years ended December 31, 2003 and 2004 and the two months ended February 28, 2005, ARTISTdirect Records recognized $203,000, $998,000 and $183,000, respectively, as interest expense with respect to the amortization of the fair value of the warrants. Additional interest expense of approximately $1.2 million was scheduled to be recognized ratably over the remainder of 2005 and 2006 over the remaining term of the Bridge Notes. As of December 31, 2004 and February 28, 2005, the carrying amount of the Bridge Notes, including accrued interest of $396,000 and $459,000, respectively, was $4.009 million and $4.292 million, respectively.

A reconciliation of Bridge Notes payable issued by ARTISTdirect Records during 2003 and 2004 to amounts included in liabilities of discontinued operations in the consolidated balance sheets at December 31, 2003 and 2004 is presented below. During the years ended December 31, 2003 and 2004 and the two months ended February 28, 2005, ARTISTdirect Records recorded costs with respect to such bridge notes as summarized below.

	Outside Investors	Ted Field
	(in thousands)

Gross amount funded during 2003	$1,150	$898
Deduct:
Fair value of warrants	(575)	(449)
Add:
Accrued interest	44	23
Amortization of fair value of warrants in 2003	136	67
Net liability at December 31, 2003	755	539
Gross amount funded during 2004	—	2,778
Deduct:
Fair value of warrants	—	(1,389)
Add:
Accrued interest	94	235
Amortization of fair value of warrants in 2004	287	710
Net liability at December 31, 2004	1,136	2,873
Gross amount funded during 2005 (two months)	—	37
Add:
Accrued interest (two months)	15	48
Amortization of fair value of warrants in 2005 (two months)	47	136
Net liability at February 28, 2005	1,198	3,094
Less:
Amounts due within one year	(1,198)	(1,821)
Amounts due after one year	$—	$1,273

13. DISCONTINUED OPERATIONS — iMUSIC

During 2002, the Company began operating a record label under the brand name iMusic through its wholly-owned subsidiary, ARTISTdirect Digital, Inc. Operations consisted primarily of the sale of compact discs by artists signed to the iMusic record label. During the three months ended June 30, 2003, management of the Company decided to scale back the activity of its iMusic label in order to conserve capital. During the three months ended September 30, 2003, the Company executed an agreement with GC Music, pursuant to which the Company assigned its rights and obligations to six unreleased artists in exchange for a cash payment of $100,000 as a reduction to prior advances related to the six artists and a profit interest in the projects. GC Music was partially owned by a former officer and director of the Company. The Company retained the distribution rights to the albums previously released under the original terms of its distribution agreements with its other signed artists, but did not intend to sign any additional artists or release any additional albums domestically or internationally under the iMusic label and therefore expected very minimal sales activity subsequent to the transaction. At December 31, 2004 and 2005, the Company has provided a sufficient reserve for remaining contract obligations and estimated product returns.

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

As a result of the foregoing, during December 2004, the Company ceased the sale of products under the iMusic label and discontinued the operations of the iMusic record label. Accordingly, the Company has accounted for the operations of iMusic as a discontinued operation for all periods presented to reflect the termination of the business operations of iMusic.

A summary of the liabilities of iMusic, which were classified as discontinued operations on the Company’s balance sheets at December 31, 2004 and 2005, is shown below. iMusic did not have any assets at December 31, 2004 or 2005.

	December 31,
	2004	2005
	(in thousands)

Liabilities
Current liabilities
Net liability to BMG	$41	$12
Net liability to GC Music	—	88
Accounts payable and accrued expenses	49	49
Reserve for product returns	60	—
Total current liabilities	150	149
Total liabilities – discontinued operations	150	149
Net deficit	$(150)	$(149)

A summary of the operations of the iMusic record label for the years ended December 31, 2004 and 2005 is as follows:

	Years Ended December 31,
	2004	2005
	(in thousands)

Net revenue	$(136)	$—
Cost of revenue	(1)	—
Gross profit (loss)	(135)	—
Operating expenses:
Sales and marketing	2	—
Total operating expenses	2	—
Net loss	$(137)	$—

14. INCOME TAXES

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2004	2005
	(in thousands)
Current:
Federal	$—	$158
State	—	40
	$—	$198

Deferred:
Federal	$—	$12
State	—	31
	—	43
Total	$—	$241

Income taxes differ from the amount computed using a tax rate of 35% as a result of the following:

	Years Ended December 31,
	2004	2005
	(in thousands)

Computed expected tax expense (benefit)	$(1,145)	$7,107
State and local income taxes, net of federal income tax benefit	19	25
Amortization of non-cash financing costs	648	537
Adjustments to deferred tax assets	2,058	6,688
Other	20	25
	1,600	14,382
Decrease in valuation allowance	(1,600)	(14,141)
Total income tax expense	$—	$241

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2005 are as follows:

	December 31,
	2004	2005
	(in thousands)
Deferred tax liabilities:
State income taxes	$4,056	$3,237
Depreciation	—	63
Total deferred tax liabilities	4,056	3,300

Deferred tax assets:
Net operating loss carryforwards	58,152	48,022
Amortization of intangible assets	—	640
Depreciation	615	—
Other	5,376	320
Total deferred tax assets	64,143	48,982
Less: valuation allowance	(60,087)	(45,946)
Net deferred assets	4,056	3,036
Net deferred tax liabilities	$—	$264

At December 31, 2005, the Company had net operating loss carryforwards totaling approximately $111 million for Federal income tax purposes expiring beginning in 2020 and California state net operating loss carryforwards of approximately $102 million expiring beginning in 2008. Due to the uncertainty surrounding the realization of the benefits of the Company’s tax attributes, primarily net operating loss carryforwards as of December 31, 2004 and 2005, the Company recorded a 100% valuation allowance against its net deferred tax assets as of December 31, 2004 and 2005.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2005, management is unable to determine if it is more likely than not that the deferred tax assets will be realized.

Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in the stock ownership of companies with loss carryforwards, the utilization of the Company’s federal net operating loss carryforward was severely limited as a result of the change in the effective stock ownership of the Company resulting from the debt financings arranged in conjunction with the acquisition of MediaDefender.

As a result of the profitable operations of MediaDefender for the period that it was consolidated with the Company’s operations during the year ended December 31, 2005, the non-deductibility of certain non-cash charges for tax reporting purposes, and the permanent limitations on the Company’s ability to utilize its net operating loss carryforwards, the Company recorded a provision for income taxes of $241,000 for the year ended December 31, 2005. The Company did not record a provision for income taxes for the year ended December 31, 2004.

15. RELATED PARTY TRANSACTIONS

Since 2003 the Company’s administrative offices have been located in an office leased by Radar Pictures, Inc., a company owned by Ted Field, the Chairman of the Company, pursuant to a month-to-month arrangement. For the years ended December 31, 2004 and 2005, the Company paid $168,000 and $90,000, respectively, to Radar Pictures, Inc. as rent and facilities usage expense. On February 28, 2005, the Company paid Radar Pictures, Inc. accrued rent through December 31, 2004. The Company relocated to new office facilities in March 2006.

During 2005, the Company completed the implementation of a new business initiative to create global awareness of the ARTISTdirect brand and increase traffic to the Company’s web-site. Through relationships previously developed by the Company’s senior management in the music and entertainment industry, the Company has begun to develop opportunities for major corporations to sponsor cause-based programs in various parts of the world in conjunction with music and entertainment celebrities. The Company believes that this effort would enhance the global reputation of the Company through associations with leading performers and entertainers, which could then be expected to drive brand awareness and traffic to the Company’s digital media properties. During the year ended December 31, 2005, the Company received a fee advance of $35,000 from an international non-profit organization with respect to the first such project. This fee advance was budgeted to fund initial planning and oversight and accordingly, one-half was paid to the Company’s Chief Executive Officer and one-half was paid to the Company’s Executive Vice President as a co-producer’s fee. During the years ended December 31, 2004 and 2005, total costs incurred with respect to this project were $204,000 and $46,000, respectively.

In conjunction with the acquisition of MediaDefender, the Company issued 1,109,032 shares of common stock and a warrant to purchase up to 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC. The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both of whom are members of the Company’s Board of Directors. The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company with respect to the acquisition of MediaDefender (see Note 9).

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

The Company also acknowledged the terms of Non-Competition Agreements entered into on July 28, 2005 by MediaDefender and Mr. Saaf and Mr. Herrera. The Non-Competition Agreements prohibit Mr. Saaf and Mr. Herrera from (i) engaging in certain competitive business activities, (ii) soliciting customers of MediaDefender or the Company, (iii) soliciting existing employees of MediaDefender or the Company and (iv) disclosing any confidential information regarding MediaDefender or the Company. Each agreement has a term of 4 years and shall continue to remain in force and effect in the event the above-referenced Employment Agreements are terminated prior to the end of the 4 year term of the Non-Competition Agreements. In consideration, Mr. Saaf and Mr. Herrera are each entitled to a cash payment of $525,000 from MediaDefender to be paid on December 31, 2006.

Randy Saaf and Octavio Herrera, formerly principals and stockholders of MediaDefender and currently both executive officers of the Company’s wholly-owned subsidiary, MediaDefender, each elected to invest $2,250,000 in the Sub-Debt Financing on the same terms and conditions as the other Sub-Debt Financing investors (see Note 9).

Effective as of January 1, 2006, the Company entered into a one-year consulting agreement with Eric Pulier, a director of the Company, which provides for annual compensation of $170,000. This consulting agreement was approved by the disinterested members of the Board of Directors.

At December 31, 2005, the Company accrued $100,000 with respect to board fees to two independent directors and $40,000 with respect to a discretionary bonus to its Vice President – Business Development. During the year ended December 31, 2005, the Company paid bonuses of $75,000 and $50,000, respectively, to its Chief Executive Officer and Chief Financial Officer, respectively.

See Notes 10, 11, 12, 13, 16 and 19 for additional related party transactions.

16. STOCKHOLDERS’ EQUITY (DEFICIENCY)

Equity-Based Transactions During the Year Ended December 31, 2004:

Effective January 1, 2004, the Company entered into a one-year consulting agreement with Keith Yokomoto, the Company’s then director and former President and Chief Operating Officer (see Note 19). Effective January 9, 2004, the Company also issued to Mr. Yokomoto two non-qualified stock options to purchase 10,000 shares and 50,000 shares exercisable at $0.50 per share, which was not less than the fair market value on the date of grant, through January 9, 2011. The option for 10,000 shares was immediately vested upon issuance. The option for 50,000 shares was scheduled to vest in increments of 10,000 shares on February 1, 2004, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, based on the accomplishment of certain milestones by each respective date, which were not attained. Accordingly, the option for 50,000 shares did not vest and thus expired. The fair value of the stock option for 10,000 shares, determined pursuant to the Black-Scholes option pricing model, was $3,500.

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

Equity-Based Transactions During the Year Ended December 31, 2005:

On March 29, 2005, the Company issued to its Vice President – Business Development a non-plan, non-qualified stock option to purchase 92,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant. The stock option vested monthly over a period of one year commencing January 1, 2005. The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $63,000.

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

On May 6, 2005, the Company issued to three consultants stock options to purchase an aggregate of 78,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to short-term consulting agreements with a duration approximating one year. The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $79,000, of which $60,000 was charged to operations during the year ended December 31, 2005 and $19,000 was recorded as deferred compensation at December 31, 2005, which is being amortized to operations through March 31, 2006.

On May 6, 2005, the Company issued to a consultant a stock option to purchase an aggregate of 22,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to short-term consulting agreements. The option was subject to milestones, one of which was partially attained during the year ended December 31, 2005. The fair value of the vested portion of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $40,000, of which $13,000 was charged to operations during the year ended December 31, 2005.

Effective as of July 28, 2005, the Company agreed to issue to each of its two independent directors at that time a stock option to purchase up to 85,000 shares of the Company’s common stock exercisable for a period of seven years at 85% of the average closing price of the Company’s common stock for the 30 trading day period prior to July 28, 2005 and the 30 trading day period subsequent to July 28, 2005. The stock options were issued at an exercise price of $1.95 per share on September 9, 2005, which was in excess of the fair value of the common stock issued in the MediaDefender transaction, and were fully vested at issuance. The fair value of each of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $245,650.

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

In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Jonathan Diamond, its Chief Executive Officer, to purchase up to 2,753,098 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction. Options with respect to 1,045,000 shares are scheduled to vest over three years and options with respect to 1,708,098 shares are scheduled to vest based on specified performance milestones. The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,936,450.

In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Robert Weingarten, its Chief Financial Officer, to purchase up to 550,000 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction. Options with respect to 275,000 shares are scheduled to vest over three years and options with respect to 275,000 shares are scheduled to vest based on specified performance milestones. The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $772,750.

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

The warrants and convertible securities were issued in conjunction with the acquisition and financing of the MediaDefender transaction, and are described at Note 9.

In December 2005, subordinated convertible notes payable aggregating $387,500 were converted into 250,000 shares of common stock. As a result, related deferred financing costs and debt discount costs aggregating $39,000 were charged to operations.

Effective July 29, 2005, the Company cancelled 322,902 shares of common stock held in treasury with a carrying cost of $3.442 million.

17. STOCK OPTION AND STOCK PURCHASE PLANS

CONSULTANT STOCK PLAN

Effective September 29, 2004, the Company’s Board of Directors adopted the ARTISTdirect, Inc. 2004 Consultant Stock Plan (the “Consultant Plan”) in order for the Company to be able to compensate consultants, at the option of the Company, who provide bona fide services to the Company not in connection with capital raising or promotion of the Company’s securities. The Consultant Plan will expire on September 29, 2014, and provides for the issuance of up to 500,000 shares of common stock to consultants at fair market value. On January 13, 2005, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the 500,000 shares of common stock for future issuance under the Consultant Plan. As of December 31, 2005, no shares had been issued under the Consultant Plan.

EMPLOYEE OPTION PLAN

In October 1999, the Company implemented the 1999 Employee Stock Option Plan (the “Employee Plan”) that replaced the 1998 Unit Option Plan. The Employee Plan was not approved by the public stockholders of the Company. The Employee Plan has currently reserved 1,010,504 shares of the Company’s common stock for issuance to employees, non-employee members of the board of directors and consultants. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares. No option may have a term in excess of ten years. The options generally vest within three years. As of December 31, 2005, 211,886 shares remained available for future option grant.

Through December 31, 2005, the Company has accounted for its Employee Plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, Interpretation No. 44, and other related interpretations. As such, compensation expense has been recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

A summary of stock option activity under Employee Plan during the years ended December 31, 2004 and 2005 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2003	118,897	$14.79
Granted	—	—
Exercised	—	—
Cancelled	(7,743)	9.11
Options outstanding at December 31, 2004	111,154	15.18
Granted	705,150	2.07
Exercised	—	—
Cancelled	(17,686)	1.31
Options outstanding at December 31, 2005	798,618	$3.92

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2005 under the Employee Plan:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	of Shares	Life	Price	of Shares	Price

$0.79	188,250	6.24	$0.79	146,987	$0.79
$1.00	100,000	4.35	$1.00	66,311	$1.00
$3.00	400,000	4.57	$3.00	47,619	$3.00
$4.80	33,332	3.78	$4.80	33,332	$4.80
$5.10	10,000	3.77	$5.10	10,000	$5.10
$7.50	58,603	2.74	$7.50	58,603	$7.50
$36.00	439	0.78	$36.00	439	$36.00
$40.00	1,025	1.44	$40.00	1,025	$40.00
$139.28	6,969	1.24	$139.28	6,969	$139.28
$0.79-$139.28	798,618	4.72	$3.92	371,285	$5.40

ADVISOR OPTION PLAN

In June 1999, and as amended in October 1999 and March 2000, the Company adopted the 1999 Artist and Artist Advisor Stock Option Plan (the “Advisor Plan”). The Advisor Plan was not approved by the public stockholders of the Company. The Advisor Plan has currently reserved 364,659 shares of common stock for issuance to artists for whom the Company entered into agreements related to online and e-commerce activities and their agents, business managers, attorneys and other advisors. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 37,500 shares. As of December 31, 2005, 329,123 shares remained available for future option grants. The options expire seven years from the date of grant and vesting generally varies between one to three years. No new option grants under this plan were made during 2004 or 2005.

A summary of stock option activity under the Advisor Plan during the years ended December 31, 2004 and 2005 is as follows:

Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2003	35,536	$123.29
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding at December 31, 2004	35,536	123.29
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding at December 31, 2005	35,536	$123.29

The following table summarizes information regarding options outstanding and options exercisable under the Advisor Plan at December 31, 2005:

	Options Outstanding and Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$36.00	1,250	0.78	$36.00
40.00	4,422	0.60	40.00
139.28	29,864	1.24	139.28
$36.00-$139.28	35,536	1.15	$123.29

ARTIST OPTION PLAN

In June 1999, and as amended in October 1999, the Company adopted the 1999 Artist Stock Plan (the “Artist Plan”). The Artist Plan was not approved by the public stockholders of the Company. The Artist Plan currently has reserved 760,504 shares of common stock for issuance to artists for whom the Company entered into agreements related to their online and e-commerce activities. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares. As of December 31, 2005, 736,630 shares remained available for future option grants. The options expire seven years from the date of grant and vesting generally varies between one to three years. In December 2001, a majority of the outstanding options under the Advisor plan were rescinded and cancelled. No new option grants under this plan were made during 2004 or 2005.

A summary of stock option activity under the Artist Plan during the years ended December 31, 2004 and 2005 is as follows:

Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2003	23,874	$83.15
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding at December 31, 2004	23,874	83.15
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding at December 31, 2005	23,874	$83.15

The following table summarizes information regarding options outstanding and options exercisable under the Artist Plan at December 31, 2005:

	Options Outstanding and Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$40.00	13,499	0.66	$40.00
139.28	10,375	1.20	139.28
$40.00-$139.28	23,874	0.89	$83.15

EMPLOYEE STOCK PURCHASE PLAN

In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan that initially reserved 50,000 shares of common stock for issuance under this plan. As of December 31, 2005, this plan had 175,000 shares reserved for issuance, of which 162,831 shares remained available for future issuances. This share reserve automatically increases on the first trading day in January each calendar year, by an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 25,000 shares. Terms of the plan permit eligible employees to purchase common stock through payroll deduction of up to 15% of each employee’s compensation. The accumulated deductions are applied to the purchase of shares on each semi-annual purchase date at a purchase price per share equal to 85% of the fair market value per share on the participant’s entry date into the offering period or the semi-annual purchase date, whichever is lower. Pursuant to the provisions of APB No. 25, shares issued to employees under this plan are considered non-compensatory. During the years ended December 31, 2004 and 2005, no shares were issued under this plan.

18. 401(K) PLAN

The Company has adopted the Cash or Deferred Profit Sharing Plan and Trust under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees of the Company who are 21 years or older and who complete three months of service are eligible to participate in the 401(k) Plan. The Company does not match contributions by participants to the 401(k) Plan. Accordingly, there is no related expense for the years ended December 31, 2004 and 2005.

19. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On January 30, 2006, the Company entered into a sub-lease agreement for new office facilities in Santa Monica, California through November 30, 2011. The effective date of the sub-lease agreement was February 2, 2006. The new office facilities will house both ADI and MediaDefender. In connection with the sub-lease agreement, the Company provided an irrevocable standby bank letter of credit for $180,000 as security for the Company’s obligations under the sub-lease. The letter of credit will be reduced to $90,000 on the 13th month of the sub-lease, provided the Company is in compliance with all terms under the sub-lease.

This lease contains predetermined fixed increases in the minimum rental rate during the initial lease term. The Company will recognize the related rent expense on a straight-line basis beginning on the effective date of the lease. The Company will record the difference between the amount charged to expense and the rent paid as deferred rent on the Company’s balance sheet.

Future cash payments under operating leases are as follows:

Years Ending December 31,	(in thousands)

2006	$343
2007	464
2008	470
2009	485
2010	499
2011	471
$2,732

Rent expense under operating leases for the years ended December 31, 2004 and 2005 was $173,000 and $100,000, respectively, including $168,000 and $90,000 to a related party in 2004 and 2005, respectively (see Note 15).

EMPLOYMENT AGREEMENTS

On July 28, 2005, the Company entered into an Employment Agreement with Jonathan Diamond, the Company’s Chief Executive Officer. During the term of the Employment Agreement, which shall continue through December 31, 2008, Mr. Diamond will earn a base salary of no less than $350,000 per annum, plus certain specified perquisites that include a monthly car allowance. Mr. Diamond is also eligible to receive an annual discretionary bonus of up to 100% of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board of Directors, and an annual performance bonus of up to 100% of base salary if the Company achieves specified earnings targets in fiscal 2007 and 2008. Mr. Diamond shall also be entitled to receive stock options at the discretion of the Company’s Board of Directors. In the event Mr. Diamond is terminated “without cause,” he shall be entitled to receive 12 months of severance pay at the rate of 100% of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.

On July 28, 2005, the Company entered into an Employment Agreement with Robert Weingarten, the Company’s Chief Financial Officer. During the term of the Employment Agreement, which shall continue through December 31, 2008, Mr. Weingarten will earn a base salary of no less than $195,000 per annum, plus certain specified perquisites that include a monthly car allowance. Mr. Weingarten is also eligible to receive an annual discretionary bonus of up to 100% of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board of Directors, and an annual performance bonus of up to 100% of base salary if the Company achieves specified earnings targets in fiscal 2007 and 2008. Mr. Weingarten shall also be entitled to receive stock options at the discretion of the Company’s Board of Directors. In the event Mr. Weingarten is terminated “without cause,” he shall be entitled to receive 12 months of severance pay at the rate of 100% of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.

In accordance with the MediaDefender transaction, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves specified earnings targets in fiscal 2007 and 2008. Mr. Saaf and Mr. Herrera are each entitled to receive twelve months of severance pay at the rate of 100% of their monthly salary and the pro-rata portion of the performance bonus referenced above if they are terminated “without cause.”  In addition, the Company granted stock options to purchase up to 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable for a period of 5 years at $3.00 per share.

Effective December 31, 2003, Keith Yokomoto, the Company’s former President and Chief Operating Officer, entered into a Termination Agreement and Mutual General Release. Mr. Yokomoto subsequently resigned as a director of the Company on October 22, 2004. Effective January 1, 2004, the Company entered into a one-year consulting agreement with Mr.Yokomoto that provided for total compensation of $120,000.

Future payments under employment agreements are as follows:

Years Ending December 31,
(in thousands)

2006	$1,414
2007	1,264
2008	1,264
$3,942

LITIGATION

The Company is periodically subject to various pending and threatened legal actions which arise in the normal course of business. The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

20. FOURTH QUARTER RECLASSIFICATION

Effective July 28, 2005, the Company issued warrants to lenders and placement agents in conjunction with the financing of the MediaDefender transaction (see Note 9), which were accounted for at fair value based on a report prepared by an independent valuation firm.  The aggregate fair value of such warrants of $3,260,000 was originally recorded as a credit to additional paid-in capital.

Effective December 31, 2005, pursuant to EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has reclassified the aggregate fair value of such warrants from additional paid-in capital to warrant liability, which is included in current liabilities on the balance sheet at such date.

This reclassification had no effect on the Company’s statement of operations for the year ended December 31, 2005.

21. REPORTABLE SEGMENTS

Information with respect to the Company’s operating segments for the years ended December 31, 2004 and 2005 is presented below. During the year ended December 31, 2004, the Company’s continuing operations consisted of two reportable segments:  e-commerce and media. During the year ended December 31, 2005, the Company’s continuing operations consisted of three reportable segments:  e-commerce, media and anti-piracy services.

The segment data presented below has been restated for all periods to reflect operations discontinued at December 31, 2004. In December 2004, the Company discontinued the operations of its iMusic record label and as a result it has been presented as a discontinued operation for all periods presented. The Company consolidated the operations of ARTISTdirect Records for the year ended December 31, 2004. As a result of the sale of the Company’s interest in ARTISTdirect Records effective February 28, 2005, the operations of ARTISTdirect Records have been presented as a discontinued operation for all periods presented.

Information with respect to the year ended December 31, 2005 relating to MediaDefender reflects only the five-month period in which MediaDefender has been included in the Company’s consolidated results of operations.

The factors for determining reportable segments were based on services and products. Each segment is responsible for executing a unique marketing and business strategy. The accounting policies of the segments are as described in the summary of significant accounting policies. The Company evaluates performance based on, among other factors, earnings or loss before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Adjusted EBITDA also excludes stock-based compensation and impairment losses. Included in Adjusted EBITDA are direct operating expenses for each segment.

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the years ended December 31, 2004 and 2005. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments. A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Years Ended December 31,
	2004	2005
	(in thousands)

Net Revenue:
E-commerce	$2,994	$2,665
Media	2,149	5,297
Anti-piracy services	—	6,009
	$5,143	$13,971
Adjusted EBITDA:
E-commerce	$293	$157
Media	789	2,198
Anti-piracy services	—	3,851
	1,082	6,206
Corporate	(1,944)	(2,969)
	$(862)	$3,237

	Years Ended December 31,
	2004	2005
	(in thousands)

Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$(862)	$3,237
Stock-based compensation	(7)	(73)
Depreciation	(223)	(205)
Amortization of intangible assets	—	(1,562)
Amortization of deferred financing costs	—	(373)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable into common stock	—	(39)
Interest income	29	29
Interest expense, including amortization of discount on debt of $246	—	(1,517)
Provision for income taxes	—	(241)
Loss from discontinued operations -
– ARTISTdirect Records, LLC	(2,111)	(271)
– iMusic record label	(137)	—
Gain from sale of ARTISTdirect Records, LLC	—	21,079
Net income (loss)	$(3,311)	$20,064

Assets as of December 31, 2004 and 2005 are summarized as follows:

	December 31,
	2004	2005
	(in thousands)

Assets:
Corporate	$1,313	$4,726
E-commerce	314	941
Media	772	1,931
Anti-piracy services	—	46,934
Discontinued operations	14	—
	$2,413	$54,532

Assets by segment are those assets used in or employed by the operations of each segment. Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth unaudited quarterly results of operations for the years ended December 31, 2004 and 2005. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	Year Ended December 31, 2004
	(in thousands, except for share data)

Net revenue	$963	$1,180	$1,365	$1,635	$5,143
Gross profit	178	456	567	390	1,591
Loss from continuing operations	(489)	(452)	(93)	(29)	(1,063)
Loss from discontinued operations	(223)	(214)	(435)	(1,376)	(2,248)
Net loss	$(712)	$(666)	$(528)	$(1,405)	$(3,311)

Net loss per common share - basic and diluted:
From continuing operations	$(0.14)	$(0.13)	$(0.03)	$(0.01)	$(0.30)
From discontinued operations	(0.06)	(0.06)	(0.12)	(0.39)	(0.64)
Total	$(0.20)	$(0.19)	$(0.15)	$(0.40)	$(0.94)
Weighted average common shares outstanding - basic and diluted	3,502,117	3,502,117	3,502,117	3,502,117	3,502,117

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Year Ended December 31, 2005
	(in thousands, except for share data)

Net revenue	$1,290	$3,169	$3,852	$5,660	$13,971
Gross profit	367	1,394	1,680	2,726	6,167
Income (loss) from continuing operations	(375)	604	(671)	(302)	(744)
Income from discontinued operations	20,808	—	—	—	20,808
Net income (loss)	$20,433	$604	$(671)	$(302)	$20,064

Net income (loss) per common share – basic:
From continuing operations	$(0.11)	$0.17	$(0.16)	$(0.07)	$(0.19)
From discontinued operations	5.94	0.00	(0.00)	0.00	5.25
Total	$5.83	$0.17	$(0.16)	$(0.07)	$5.06

Net income (loss per common share – diluted:
From continuing operations	$(0.11)	$0.15	$(0.16)	$(0.07)	$(0.01)
From discontinued operations	5.94	0.00	(0.00)	0.00	1.46
Total	$5.83	$0.15	$(0.16)	$(0.07)	$1.45

Weighted average common shares outstanding:
Basic	3,502,117	3,502,117	4,241,472	4,611,149	3,969,145
Diluted	3,502,117	3,927,844	4,241,472	4,611,149	14,264,852

23. SUBSEQUENT EVENTS (UNAUDITED)

On January 30, 2006, the Company entered into a sub-lease agreement for new office facilities in Santa Monica, California through November 30, 2011, as described at Note 19.

During the period from January 1, 2006 through March 31, 2006, the Company has issued 2,013,000 shares of common stock upon the conversion of $3.120 million of subordinated convertible notes payable.

Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing (see Note 9) to amend their respective registration rights agreements and to amend and waive certain financial covenants. In consideration thereof, the Company offered to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share. Any exercise of the aforementioned warrants at the reduced exercise price shall be for cash only. The conversion price of the Sub-Debt Notes of $1.55 per share was not affected. The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).

The Company also agreed to utilize 25% of the proceeds from the exercise of the warrants held by the investors in the Senior Financing to reduce the respective principal balance on the notes payable held by such exercising investors, and to pay any related unpaid accrued interest on such principal payments.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1

Agreement and Plan of Merger, dated July 28, 2005, by and among ARTISTdirect, Inc., ARTISTdirect Merger Sub, Inc. and MediaDefender, Inc. (incorporated by reference to current report on Form 8-K filed August 5, 2005).

3.1	Amended and Restated Certificate of Incorporation of ARTISTdirect, Inc. (incorporated by reference to registration statement on Form S-1/A filed on January 27, 2000).

3.2	Amended and Restated Bylaws of ARTISTdirect, Inc. (incorporated by reference to registration statement on Form S-1/A filed on January 27, 2000).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to quarterly report on Form 10-Q filed August 14, 2001).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to quarterly report on Form 10-Q filed August 14, 2002).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to current report on Form 8-K filed November 9, 2005).

4.1	Registration Rights Letter Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Frederick W. Field (incorporated by reference to definitive proxy statement filed June 11, 2001).

4.2	Form of 11.25% Senior Note Due July 28, 2009 issued to each of the Senior Financing investors dated July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.3	Form of Warrant to Purchase Common Stock issued to each of the Senior Financing investors dated July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.4

Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Senior Financing investors (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.5	Form of Convertible Subordinated Note issued to each of the Sub-debt investors dated July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.6	Form of Sub-Debt Financing Warrant issued July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.7

Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Sub-Debt Financing investors (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.8	Warrant issued to Libra FE, LP on July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.9	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and Libra FE, LP. (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.10	Warrant issued to WNT07, LLC on July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.11

Waiver of Registration Rights Agreement, dated November 25, 2005, by and among ARTISTdirect, Inc. and certain of the Senior Financing investors (incorporated by reference to current report on Form 8-K filed November 30, 2005).

4.12	Waiver of Registration Rights Agreement, dated November 25, 2005, by and among ARTISTdirect, Inc. and

EXHIBIT NUMBER	DESCRIPTION

certain of the Sub-Debt Financing investors (incorporated by reference to current report on Form 8-K filed November 30, 2005).

4.13

Omnibus Amendment to Note and Warrant Purchase Agreement and Warrants to Purchase Common Stock by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006 (incorporated by reference to current report on Form 8-K filed April 10, 2006).

4.14

Amendment No.1 to Registration Rights Agreement by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006 (incorporated by reference to current report on Form 8-K filed April 10, 2006).

4.15

Omnibus Amendment and Waiver to Notes and Warrants Issued Pursuant to Securities Purchase Agreement by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006 (incorporated by reference to current report on Form 8-K filed April 10, 2006).

4.16

Amendment No.1 to Registration Rights Agreement executed by ARTISTdirect, Inc. and CCM Master Qualified Fund dated April 7, 2006 (incorporated by reference to current report on Form 8-K filed April 10, 2006).

4.17

Amendment No.1 to Registration Rights Agreement executed by ARTISTdirect, Inc. and DKR SoundShore Oasis Holding Funding, Ltd. dated April 7, 2006 (incorporated by reference to current report on Form 8-K filed April 10, 2006).

4.18

Amendment and Waiver to Convertible Subordinated Note executed by ARTISTdirect, Inc. and CCM Master Qualified Fund dated April 7, 2006 (incorporated by reference to current report on Form 8-K April 10, 2006).

4.19

Amendment and Waiver to Convertible Subordinated Note executed by ARTISTdirect, Inc. and DKR SoundShore Oasis Holding Fund, Ltd. dated April 7, 2006 (incorporated by reference to current report on Form 8-K April 10, 2006).

4.20	Amendment and Waiver entered into by and between ARTISTdirect, Inc. and Libra FE, LP dated April 7, 2006 (incorporated by reference to current report on Form 8-K April 10, 2006).

4.21

Amendment No.1 to Registration Rights Agreement entered into by and between ARTISTdirect, Inc. and Libra FE, LP April 7, 2006 (incorporated by reference to current report on Form 8-K filed April 10, 2006).

10.1

Amendment No. 1 dated February 27, 2002 to the Agreement dated July 19, 2000 between ARTISTdirect, Inc. and Ticketmaster (incorporated by reference to quarterly report on Form 10-Q filed May 15, 2002).

10.2	Escrow Agreement dated March 13, 2002 among ARTISTdirect, Inc., Ticketmaster and JPMorgan Chase Bank (incorporated by reference to quarterly report on Form 10-Q filed May 15, 2002).

10.3	Agreement dated October 22, 2001 between ARTISTdirect, Inc. and Old Glory Boutique Distributing, Inc. (incorporated by reference to quarterly report on Form 10-Q filed August 14, 2002).

10.4

Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect, Inc. and Frederick W. Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr. Field (incorporated by reference to current report on Form 8-K filed December 13, 2002).

10.5

Letter Agreement, dated as of December 9, 2002, by and between ARTISTdirect Records, L.L.C. and Frederick W. Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field (incorporated by reference to current report on Form 8-K filed December 13, 2002).

10.6

Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Keith Yokomoto to amend the Employment Agreement dated July 1, 2001 between ARTISTdirect, Inc. and Mr. Yokomoto (incorporated by reference to quarterly report on Form 10-Q/A filed December 23, 2002).

10.7

Letter Agreement, dated as of December 23, 2002, by and between ARTISTdirect, Inc. and Marc Geiger to amend the Employment Agreement dated July 28, 1998, as amended on July 1, 2001, between ARTISTdirect, Inc. and Mr. Geiger (incorporated by reference to current report on Form 8-K filed December 23, 2002).

10.8

Letter Agreement dated December 11, 2002 between ARTISTdirect, Inc. and Benn Co., LLC consenting to the assignment by Old Glory Boutique Distributing, Inc. to Benn Co., LLC of the Agreement dated October 22, 2001 between ARTISTdirect, Inc. and Old Glory Boutique Distributing, Inc. (incorporated by reference to annual report on Form 10-K filed March 31, 2003).

10.9	Agreement for Services dated as of June 13, 2002 between ARTISTdirect, Inc. and Frankel & Company (incorporated by reference to annual report on Form 10-K filed March 31, 2003).

10.10

Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect, Inc. and Frederick W. Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Mr. Field (incorporated by reference to quarterly report on Form 10-Q filed August 14, 2003).

10.11

Letter Agreement, dated as of May 1, 2003, by and between ARTISTdirect Records, L.L.C. and Frederick W. Field to amend the Employment Agreement dated May 31, 2001 between ARTISTdirect Records, L.L.C. and Mr. Field (incorporated by reference to quarterly report on Form 10-Q filed August 14, 2003).

10.13	Notice of Grant of Stock Option dated as of September 29, 2003 by and between ARTISTdirect, Inc. and Jon Diamond (incorporated by reference to quarterly report on Form 10-Q filed November 14, 2003).

10.14

Settlement, Release and Termination of Lease Agreement dated as of September 8, 2003, by and between 5670 Wilshire L.P. and ARTISTdirect, Inc. (incorporated by reference to quarterly report on Form 10-Q filed on November 14, 2003).

10.15	Termination Agreement and Mutual Release by Keith Yokomoto and ARTISTdirect, Inc. dated as of December 31, 2003 (incorporated by reference to annual report on Form 10-K filed on May 17, 2004).

10.16	Form of Director Indemnification Agreement (incorporated by reference to registration statement on Form S-1/A

EXHIBIT NUMBER	DESCRIPTION

filed January 27, 2000).

10.17	Form of Officer Indemnification Agreement (incorporated by reference to registration statement on Form S-1/A filed January 27, 2000).

10.18	ARTISTdirect, Inc. 1999 Employee Stock Option Plan (incorporated by reference to registration statement on Form S-1/A filed January 27, 2000).

10.19	ARTISTdirect, Inc. Artist Plan (incorporated by reference to registration statement on Form S-1/A filed January 27, 2000).

10.20	ARTISTdirect, Inc. Artist and Artist Advisor Plan (incorporated by reference to registration statement on Form S-1/A filed January 27, 2000).

10.21	ARTISTdirect, Inc. 2004 Consultant Stock Plan (incorporated by reference to registration statement on Form S-8 filed January 13, 2005).

10.22

Notice of Grant of Stock Option dated as of March 29, 2004 by and between ARTISTdirect, Inc. and Robert N. Weingarten (incorporated by reference to quarterly report on Form 10-Q filed August 20, 2004).

10.23	Termination Agreement made as of July 30, 2004 among ARTISTdirect, Inc., ARTISTdirect Records, LLC and BMG Music (incorporated by reference to quarterly report on Form 10-Q filed August 20, 2004).

10.24

Trademark Assignment and Purchase Agreement between ARTISTdirect, Inc. and Apple Computer, Inc. dated November 12, 2004 (incorporated by reference to current report on Form 8-K filed November 29, 2004).

10.25

Transfer Agreement between ARTISTdirect Recordings, Inc., ARTISTdirect, Inc. and Radar Records Holdings, Inc. dated as of December 31, 2004 (incorporated by reference to current report on Form 8-K filed March 4, 2005).

10.26

Employment, Confidentiality and Noncompetition Agreement, dated July 28, 2005, by and between MediaDefender, Inc. and Randy Saaf (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.27

Employment, Confidentiality and Noncompetition Agreement, dated July 28, 2005, by and between MediaDefender, Inc. and Octavio Herrera (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.28	Non-Competition Agreement, dated July 28, 2005, entered into between MediaDefender, Inc. and Randy Saaf (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.29	Non-Competition Agreement, dated July 28, 2005, entered into between MediaDefender, Inc. and Octavio Herrera (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.30

Note and Warrant Purchase Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc., the investors indicated on the schedule of buyers thereto and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.31

Security Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and its subsidiaries and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors (incorporated by reference to current report on Form 8-K filed August 3, 2005)

10.32

Pledge Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.33	Form of Copyright Security Agreement (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.34

Patent Security Agreement, dated July 28, 2005, by and among MediaDefender, Inc. and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.35

Trademark Security Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and U.S. Bank National Association, as Collateral Agent for the benefit of the Senior Financing investors (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.36	Subsidiary Guaranty, dated July 28, 2005, made by ARTISTdirect, Inc. and its subsidiaries in favor of U.S. Bank

EXHIBIT NUMBER	DESCRIPTION

National Association, as Collateral Agent for the Senior Financing investors (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.37

Securities Purchase Agreement, dated July 28, 2005, entered into by and among ARTISTdirect, Inc. and the Sub-debt Financing investors (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.38

Subordination Agreement, dated July 28, 2005, among ARTISTdirect, Inc., and certain of its subsidiaries, the Sub-debt Financing investors and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.39	Non-Competition Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and WNT07, LLC (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.40	Employment Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and Jon Diamond (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.41	Employment Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and Robert Weingarten (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.42

Amendment No. 1 to Employment Agreement, dated October 11, 2005), entered into between ARTISTdirect, Inc. and Jon Diamond (incorporated by reference to current report on Form 8-K filed October 14, 2005).

10.43

Acknowledgement and Amendment regarding Employment Agreement by and between ARTISTdirect, Inc. and Jon Diamond dated February 3, 2006 (incorporated by reference to current report on Form 8-K filed February 3, 2006).

10.44

Acknowledgement and Amendment regarding Employment Agreement by and between ARTISTdirect, Inc. and Robert Weingarten dated February 3, 2006 (incorporated by reference to current report on Form 8-K filed February 3, 2006).

10.45	Sublease by and between Sapient Corporation and ARTISTdirect, Inc. dated January 26, 2006 (incorporated by reference to current report on Form 8-K filed February 3, 2006).

10.46	Fiscal 2006 Board of Directors Compensation (incorporated by reference to current report on Form 8-K filed April 4, 2006.)

10.47

Amendment No.1 and Waiver to Note and Warrant Purchase Agreement entered into by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006 (incorporated by reference to current report on Form 8-K filed April 10, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to annual report on Form 10-K filed May 17, 2004).

16.1	Letter from KPMG LLP regarding change in certifying accountants (incorporated by reference to current report on Form 8-K filed February 12, 2004).

21.1	Subsidiaries of ARTISTdirect, Inc. (incorporated by reference to registration statement on form SB-2 filed November 10, 2005).

23.1	Consent of Gumbiner Savett Inc., independent registered public accounting firm, with respect to ARTISTdirect, Inc. and subsidiaries.

24.1	Power of Attorney (included on signature page).

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.