Form 10KSB/A
period 2005-12-31
ARTISTDIRECT INC
filed 2006-04-20
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-KSB/A of ARTISTdirect, Inc. for the fiscal year ended December 31, 2005 (“Amendment No. 1”) is being filed primarily to correct certain pro forma financial disclosures contained in “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION” and in Note 9 to the Consolidated Financial Statements.  This Amendment No. 1 does not revise or update or in any way effect any other information or disclosures contained in the previously filed document, except for Signatures, the Exhibit 31.1 and 31.2 Certifications, the Exhibit 32.1 and 32.2 Certifications and to update the incorporation by reference information for Exhibit Number 3.2.

ARTISTDIRECT INC.
ANNUAL REPORT ON FORM 10-KSB/A

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

SIGNATURES

POWER OF ATTORNEY

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB/A (“Annual Report”) for ARTISTdirect, Inc. (“ARTISTdirect,” the “Company,” “we,” “our”  or “us”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include the words “may,” “will,” “believes,” “expects,” “anticipates,” or similar expressions. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

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

•                  Internet Piracy Prevention. Our Internet piracy prevention (“IPP”) segment is currently operated by MediaDefender, as a wholly-owned subsidiary of ARTISTdirect. MediaDefender’s proprietary suite of IPP solutions offers significant levels of protection on the 15 major peer-to-peer (“P2P”) file-sharing networks, as well as on Internet Relay Chat (“IRC”) and Usenet. MediaDefender’s uber-level solutions are capable of providing up to 95% effectiveness in preventing unauthorized downloads of customer-specified content. Although MediaDefender was acquired by us in the third quarter of fiscal 2005, our IPP segment accounted for 43% of our revenue during the fiscal year ended December 31, 2005. Refer to “MediaDefender Overview-Internet Anti-Piracy Segment” and “Media Defender Acquisition” below for additional information.

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

Pro Forma Information

The following pro forma operating data presents the results of operations for the years ended December 31, 2004 and 2005, respectively, as if the acquisition had occurred on the first day of each such period. Discontinued operations, impairment losses and non-recurring items for the years ended December 31, 2004 and 2005 are not included. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

	Years Ended December 31,
Pro Forma	2004	2005
	(in thousands)

Net revenue	$15,665	$20,637

Net loss	$(4,911)	$(3,054)

Adjusted EBITDA	$4,033	$7,095

Net loss per common share – basic and diluted	$(1.07)	$(0.66)

Weighted average common shares outstanding	4,611,149	4,611,149

Our presentation of financial results includes “Adjusted EBITDA” as a financial measure, which is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA is a non-GAAP financial measure that represents income or loss from continuing operations before net interest expense, provision for income taxes, depreciation and amortization, as well as certain other items, including stock-based compensation, impairment losses, and non-recurring gains. Management excludes these items in assessing financial performance, primarily due to their non-operational nature or because they are outside of our normal operations. We have provided this information because management believes that it is useful to investors in understanding our financial condition and results of operations.

A reconciliation of Net Loss to Adjusted EBITDA is shown below.

	Years Ended December 31,
Pro Forma	2004	2005
	(in thousands)

Net loss	$(4,911)	$(3,054)

Add (deduct):
Interest income	(32)	(47)
Interest expense	2,971	2,973
Amortization of discount on debt	599	599
Amortization of deferred financing costs	871	871
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable into common stock	—	39
Amortization of intangible assets	3,749	3,749
Depreciation	569	397
Income taxes	210	1,495
Stock-based compensation	7	73

Adjusted EBITDA	$4,033	$7,095

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

ARTISTdirect, Inc.

Date:	April 20, 2006	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer (Principal Executive Officer)

Date:	April 20, 2006	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	April 20, 2006
Frederick W. Field

President, Chief Executive Officer and Director
/s/ Jonathan V. Diamond	(Principal Executive Officer)	April 20, 2006
Jonathan V. Diamond

/s/ Robert N. Weingarten	Chief Financial Officer and Secretary (Principal Accounting Officer)	April 20, 2006
Robert N. Weingarten

*	Director	April 20, 2006
Teymour Boutros-Ghali

*	Director	April 20, 2006
Fred Davis

*	Director	April 20, 2006
James Lane

Signature	Title	Date

*	Director	April 20, 2006
Eric Pulier

*	Director	April 20, 2006
Dimitri Villard

*By:	/s/ Jonathan V. Diamond
Jonathan V. Diamond
(Attorney-in-Fact)

*By:	/s/ Robert N. Weingarten
Robert N. Weingarten
(Attorney-in-Fact)

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, an audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

On July 28, 2005, the Company completed the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”) (see Note 9). MediaDefender was founded in July 2000 and is headquartered in Marina del Rey, California. This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005. MediaDefender is one of the leading providers of anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry and offers services designed to thwart Internet piracy and encourage consumers to pay for online content.

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

The following pro forma operating data presents the results of operations for the years ended December 31, 2004 and 2005, as if the acquisition had occurred on the first day of each such period. Discontinued operations, impairment losses and non-recurring items for the years ended December 31, 2004 and 2005 are not included. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

	Years Ended December 31,
	2004	2005
	(in thousands)

Net revenue	$15,665	$20,637

Net loss	$(4,911)	$(3,054)

Net loss per common share – basic and diluted	$(1.07)	$(0.66)

Weighted average common shares outstanding	4,611,149	4,611,149

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

EMPLOYEE OPTION PLAN

In October 1999, the Company implemented the 1999 Employee Stock Option Plan (the “Employee Plan”) that replaced the 1998 Unit Option Plan. The Employee Plan was not approved by the public stockholders of the Company. The Employee Plan has currently reserved 1,010,504 shares of the Company’s common stock for issuance to employees, non-employee members of the board of directors and consultants. This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares. No option may have a term in excess of ten years. The options generally vest within three years. As of December 31, 2005, 41,886 shares remained available for future option grant.

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

A summary of stock option activity under Employee Plan during the years ended December 31, 2004 and 2005 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2003	118,897	$14.79
Granted	—	—
Exercised	—	—
Cancelled	(7,743)	9.11
Options outstanding at December 31, 2004	111,154	15.18
Granted	875,150	1.74
Exercised	—	—
Cancelled	(17,686)	1.31
Options outstanding at December 31, 2005	968,618	$3.57

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2005 under the Employee Plan:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	of Shares	Life	Price	of Shares	Price

$0.79	188,250	6.24	$0.79	146,987	$0.79
$1.00	100,000	4.35	$1.00	66,311	$1.00
$1.95	170,000	6.69	$1.95	170,000	$1.95
$3.00	400,000	4.57	$3.00	47,619	$3.00
$4.80	33,332	3.78	$4.80	33,332	$4.80
$5.10	10,000	3.77	$5.10	10,000	$5.10
$7.50	58,603	2.74	$7.50	58,603	$7.50
$36.00	439	0.78	$36.00	439	$36.00
$40.00	1,025	1.44	$40.00	1,025	$40.00
$139.28	6,969	1.24	$139.28	6,969	$139.28
$0.79-$139.28	968,618	5.07	$3.57	541,285	$4.31

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

3.1	Amended and Restated Certificate of Incorporation of ARTISTdirect, Inc. (incorporated by reference to registration statement on Form S-1/A filed on January 27, 2000).

3.2	Amended and Restated Bylaws of ARTISTdirect, Inc. (incorporated by reference to current report on Form 8-K filed on April 18, 2006).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to quarterly report on Form 10-Q filed August 14, 2001).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to quarterly report on Form 10-Q filed August 14, 2002).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to current report on Form 8-K filed November 9, 2005).

4.1	Registration Rights Letter Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Frederick W. Field (incorporated by reference to definitive proxy statement filed June 11, 2001).

4.2	Form of 11.25% Senior Note Due July 28, 2009 issued to each of the Senior Financing investors dated July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.3	Form of Warrant to Purchase Common Stock issued to each of the Senior Financing investors dated July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

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

14.1	Code of Business Conduct and Ethics (incorporated by reference to annual report on Form 10-K filed May 17, 2004).

16.1	Letter from KPMG LLP regarding change in certifying accountants (incorporated by reference to current report on Form 8-K filed February 12, 2004).

21.1	Subsidiaries of ARTISTdirect, Inc. (incorporated by reference to registration statement on form SB-2 filed November 10, 2005).

23.1	Consent of Gumbiner Savett Inc., independent registered public accounting firm, with respect to ARTISTdirect, Inc. and subsidiaries.

24.1	Power of Attorney (incorporated by reference to annual report on Form 10-KSB filed April 13, 2006).

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.