Form 10KSB/A
period 2005-12-31
ARTISTDIRECT INC
filed 2006-04-25
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-KSB/A of ARTISTdirect, Inc. (the “Company”) for the fiscal year ended December 31, 2005 (“Amendment No. 2”) is being filed in order to amend the language contained in Exhibits 31.1 and 31.2 to conform to the requirements of Item 601(b) (31) of Regulation S-B.  This Amendment No. 2 does not in any way affect the Company’s audited financial statements, including the notes thereto, contained in the previously filed Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005, nor does it revise or update or in any way affect any information or disclosures contained in Amendment No. 1, except Signatures, the Exhibit 31.1 and 31.2 Certifications, and the Exhibit 32.1 and 32.2 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTdirect, Inc.

Date:	April 25, 2006	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer (Principal Executive Officer)

Date:	April 25, 2006	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	April 25, 2006
Frederick W. Field

President, Chief Executive Officer and Director
/s/ Jonathan V. Diamond	(Principal Executive Officer)	April 25, 2006
Jonathan V. Diamond

/s/ Robert N. Weingarten	Chief Financial Officer and Secretary (Principal Accounting Officer)	April 25, 2006
Robert N. Weingarten

*	Director	April 25, 2006
Teymour Boutros-Ghali

*	Director	April 25, 2006
Fred Davis

*	Director	April 25, 2006
James Lane

39

Signature	Title	Date

*	Director	April 25, 2006
Eric Pulier

*	Director	April 25, 2006
Dimitri Villard

*By:	/s/ Jonathan V. Diamond
Jonathan V. Diamond
(Attorney-in-Fact)

*By:	/s/ Robert N. Weingarten
Robert N. Weingarten
(Attorney-in-Fact)

40

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Financial Ofiicer under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

41