Form 10KSB/A
period 2005-12-31
ARTISTDIRECT INC
filed 2006-04-28
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 3

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

Explanatory Note

This Amendment No. 3 to the Annual Report on Form 10-KSB/A of ARTISTdirect, Inc. for the fiscal year ended December 31, 2005 (“Amendment No. 3”) is being filed to include the information required under Part III. The registrant’s definitive proxy materials will not be filed with the Securities and Exchange Commission within 120 days after the fiscal year end to which this report relates.

ARTISTDIRECT INC.
ANNUAL REPORT ON FORM 10-KSB/A

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

ITEM 8B.                    OTHER INFORMATION

None.

PART III

ITEM 9.                             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors. Each of our directors are subject to re-election at our 2006 annual meeting of stockholders.

Name	Age	Position
Frederick W. Field	53	Chairman of the Board of Directors
Jonathan V. Diamond	47	President, Chief Executive Officer and Director
Robert N. Weingarten	54	Chief Financial Officer and Secretary
Teymour Boutros-Ghali	50	Director
Eric Pulier	40	Director
Dimitri Villard	62	Director
James N. Lane	54	Director
Fred Davis	46	Director
Randy Saaf	29	Chief Executive Officer of MediaDefender
Octavio Herrera	29	President of MediaDefender
Nicholas Turner	46	Vice President, Business Development

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

Jonathan V. Diamond. Mr. Diamond has served as our Chief Executive Officer and director since September 2003. From January 2003 to the present, he has also served as the Chairman, Chief Executive Officer and a director of YouthStream Media Networks, Inc., a publicly-traded company (YSTM. PK). He was the co-founder of N2K, Inc. and served as its Vice Chairman and Chief Executive Officer through its 1999 merger with CDnow, Inc., an e-commerce company. He continued to serve as Chairman of the combined company until its sale to Bertelsmann Music Group in August 2000. Mr. Diamond was a co-founder of GRP Records, an independent music label acquired by MCA in 1990. Mr. Diamond holds an M.B.A. from the Columbia University Graduate School of Business and a B.A. in Economics and Music from the University of Michigan Honors College.

Robert N. Weingarten. Mr. Weingarten has served as our Chief Financial Officer and Secretary since January 2004. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. From February 2003 to present, he has served as the Chief Financial Officer of YouthStream Media Networks, Inc., a publicly traded company (YSTM. PK). Since 1979, Mr. Weingarten has served as a consultant to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. Degree in Finance from the University of Southern California in 1975 and a B.A. Degree in Accounting from the University of Washington in 1974. Mr. Weingarten currently serves as a director of Resource Ventures, Inc., which is a non-trading public company.

Teymour Boutros-Ghali. Mr. Boutros-Ghali has served as director since January 2005. From January 2002 to the present, Mr. Boutros-Ghali has served as Managing Partner of Monitor Ventures, an early-stage venture capital firm. From January 2000 to January 2002, he served as an angel investor and member of the Board Directors of several media and technology companies, including Digital Evolution, AllBusiness, Switchouse and IGR. Mr. Boutros-Ghali received his SM and PhD from the Massachusetts Institute of Technology and his BA from Cambridge University.

Eric Pulier. Mr. Pulier has served as a director since November 2004. Currently, Mr. Pulier serves as the Founder and Executive Chairman of SOA Software, Inc., a position which he has held since 2001. Mr. Pulier also served as a Director and/or founder of multiple technology companies in the United States, including US Interactive, Inc., Gluecode, Inc., Media Platform On-Demand, and the Center for Telecommunications Management. Mr. Pulier has been a pioneer in the software and digital interactive industries for over 15 years. He has been instrumental in establishing ground-breaking companies in several sectors including corporate communications, professional services, security and enterprise software. Mr. Pulier is a Magna Cum Laude graduate of Harvard University.

Dimitri Villard. Mr. Villard has served as a director since January 2005. Mr. Villard has also served as President and a director of Pivotal BioSciences, Inc., a biotechonology company, since September 1998. In addition, since January 1982 to present, he has served as President and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. Mr. Villard currently serves as Chairman of the Board of Dax Solutions, Inc., (“Dax”) an entertainment industry digital asset management venture. He has served as a director of Dax since May 2004. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a B.A. Degree in Government from Harvard University in 1964 and also received a Master of Science degree from China International Medical University.

James N. Lane. Mr. Lane has served as a director since May 2005. Mr. Lane has also served as Chairman and Chief Executive Officer of Devonwood Capital Partners, a private equity firm since 2002. From 1997-2002, Mr. Lane was Chairman and Chief Executive Officer of SG Capital Partners, a private equity firm affiliated with Societe General and SG Cowen Securities, managing over $800 million of capital. Prior to establishing SG Capital Partners, Mr. Lane’s career spanned approximately 20 years at Goldman Sachs, & Co. He was a former General Partner and founding member and Co-Head of Goldman Sachs’ Principal Investment Area, which invested and managed several billion dollars of the firm’s and clients’ money in private equity investments. Mr. Lane’s responsibilities included managing the Leveraged Finance group in New York and the European Corporate Finance and Merchant Banking businesses in London. Mr. Lane earned his B.A. degree, cum laude, from Wheaton College and his M.B.A., with highest honors, from Columbia University.

Fred Davis. Mr. Davis has served as a director since November 2005. Mr. Davis currently serves as a partner at the music law firm of Davis, Shapiro, Lewit, Montone & Hayes (formerly Davis & Shapiro), which he co-founded in 1997. Prior to 1997, Mr. Davis served as an Executive Vice President at EMI Records. Mr. Davis received his bachelors degree from Tufts University and his J.D. degree from Fordham School of Law.

Randy Saaf. Mr. Saaf currently serves as Chief Executive Officer of our wholly-owned subsidiary MediaDefender, which was acquired on July 28, 2005. Mr. Saaf previously served as both President and Chief Executive Officer of MediaDefender since he co-founded the company in July 2000. Mr. Saaf received his Bachelor of Science degree in Engineering from Harvey Mudd College in 1998.

Octavio Herrera. Mr. Herrera currently serves as President of our wholly-owned subsidiary MediaDefender, which was acquired on July 28, 2005. Mr. Herrera previously served as VP, Business Development and Chief Financial Officer of MediaDefender since he co-founded the company in July 2000. Mr. Herrera received his Bachelor of Science degree in Physics from Occidental College in 1998.

Nicholas Turner. Mr. Turner has served as our Vice President, Business Development since January 2006.  Mr. Turner previously served as Executive Vice President, Business Development from January 2005 to December 2005. Mr. Turner has over 20 years experience as a senior level executive and entrepreneur in the entertainment and new media industries. Mr. Turner has been a professional recording musician, artist manager, record producer, new media pioneer and record label marketing executive, as well as charity event creator and fundraiser. Mr. Turner has extensive expertise in guiding companies through the transition from the analog to digital world. During the last 10 years, Mr. Turner has held senior executive positions with various companies, including N2K, Inc. and CDnow, Inc., with responsibility for marketing and revenue generation activities.

Family Relationships

None.

Audit Committee

The Board re-established an Audit Committee in November 2005. The Audit Committee’s responsibilities include, but are not limited to:

•  appointing, evaluating and retaining the independent registered public accounting firm,

•  reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and disclosures,

•  discussing our systems of internal control over financial reporting, and

•  meeting independently with the independent registered public accounting firm and management.

The Audit Committee currently consists of James N. Lane and Dimitri Villard, both of whom are “independent” under the listing standards of the American Stock Exchange. As the Company’s stock is traded on the OTC Bulletin Board, the Company has chosen to use the definition of “independent” under the listing standards of the American Stock Exchange. Mr. Lane qualifies as a “financial expert” under Item 401 of Regulation S-B of the Securities and Exchange Act of 1934, as amended.

Consideration of Director-Nominees

Stockholder Nominees.   The Board will consider nominees to the Board proposed by stockholders, although the Board has no formal policy with regard to stockholder nominees as it considers all nominees on their merits as discussed below. Any stockholder nominations proposed for consideration should include the nominee’s name and qualifications for Board membership and should be addressed to the attention of Secretary, ARTISTdirect, Inc., 1601 Cloverfield Boulevard, Suite 400 South, Santa Monica, California 90404-4082.

Stockholders who wish to submit a director-nominee for consideration at the next annual meeting of stockholders, but who do not wish to submit the nominee for inclusion in our proxy statement, must, in accordance with our bylaws, deliver the information no earlier than the close of business on the 120th day prior to the first anniversary of the mailing of our proxy statement from the prior year. In the event that the date of the annual meeting of stockholders is advanced by more than 30 days or delayed by more than 60 days from the first anniversary of the preceding year’s annual meeting of stockholders, then notice must be delivered not earlier than the 90th day prior to such annual meeting and no later than the close of business on the later of the 60th day prior to such annual meeting of stockholders or the tenth day following the day on which public announcement of the date of such meeting is first made. With respect to each person whom the stockholder proposes to nominate for election or reelection as a director, the proposing stockholder must provide the following:

(a)          all information relating to such person that is required to be disclosed pursuant to Regulation 14A under the Exchange Act of 1934, as amended (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected);

(b)         the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated;

(c)          a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting and nominate the person or persons specified in the notice;

(d)         a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; and

(e)          such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had the nominee been nominated, or intended to be nominated, by the Board.

The proposing stockholder and the beneficial owner, if any, on whose behalf the nomination is made must also provide (a) the name and address of such stockholder, as it appears on the Company’s books, and of such beneficial owner and (b) the number of shares of each class of stock of the Company that are owned beneficially and of record by such stockholder and such beneficial owner.

Selection and Evaluation of Director Candidates.   The Board is responsible for identifying candidates for membership on the Board and makes determinations as to whether to recommend such candidates nomination to the Board based on such nominee’s character, judgment, and business and financial experience, as well as their ability to add to the Board’s existing strengths. This assessment typically includes issues of expertise in industries important to us, functional expertise in areas such as marketing, human resources, operations, finance, and information technology and an assessment of an individual’s abilities to work constructively with the existing Board and management, all in the context of an assessment of the perceived needs of the Board at that point in time. The Board does not have any written specific minimum qualifications or skills that a candidate must meet in order to serve on the Board. The Board identifies nominees by first evaluating the current members of the Board qualified and willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not to wish to continue in service or if the majority of the Board decides not to re-nominate a member for re-election, the Board identifies the desired skills and experience of a new nominee in light of the following criteria. When identifying and evaluating new directors, the Board considers the diversity and mix of the existing Board, including, but not limited to, such factors as: employment experience, public interest considerations and the implementation of our strategic plan. Among other things, when examining a specific candidate’s qualifications, the Board considers: the ability to represent our best interests, existing relationships with us, interest in the affairs and our purpose, the ability to fulfill director responsibilities, leadership skill, integrity, business and financial judgment, ability to develop business for us and the ability to work as a member of a team.

In fiscal 2005, directors Teymour Boutros-Ghali, Dimitri Villard, James N. Lane and Fred Davis were recommended as director-nominees by our Chief Executive Officer.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain executive officers and persons who own more than ten percent of a registered class of ARTISTdirect’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Reporting Persons are required by Securities and Exchange Commission regulation to furnish our with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, the following Section 16(a) forms were not timely filed during fiscal 2005:

Name	Date of Earliest Transaction	Date of Signature	Form
Teymour Boutros-Ghali	7/28/05	11/07/05	4
Jonathan V. Diamond	7/28/05	11/10/05	4
James N. Lane	09/09/05	09/19/05	4
Dimitri Villard	09/09/05	09/19/05	4
WNT07 Holdings, LLC	07/28/05	08/26/05	3
Eric Pulier	07/27/05	08/03/05	4
James N. Lane	07/27/05	08/03/05	4
James N. Lane	05/12/05	06/01/05	3
Nicholas Turner	01/01/05	05/18/05	3

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees, executive officers and directors. A copy is available free of charge on the Internet at www.sec.gov. The Code of Ethics was filed as Exhibit 14.1 to our annual report for the fiscal year ended December 31, 2003. Any amendment to or waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver in a Current Report on Form 8-K filing with the Securities and Exchange Commission.

ITEM 10.                      EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer and each of our four other most highly compensated executive officers whose salary and bonus for the 2005 fiscal year was in excess of $100,000, for services rendered in all capacities for the fiscal years ended December 31, 2003, 2004 and 2005, respectively. No other executive officers who would have otherwise been includable in such table on the basis of salary and bonus earned for the fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the “named executive officers.”

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Positions	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($) (2)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)

Jonathan V. Diamond	2005	267,250		75,000	(1)	8,550		2,753,098
Chief Executive Officer	2004	185,000				7,800
	2003	46,250		4,315		1,950		259,659
Robert N. Weingarten	2005	147,250		50,000	(1)	4,000		550,000
Chief Financial Officer	2004	120,000						120,000
	2003
Nicholas Turner	2005	137,500		40,000	(1)			92,000
VP, Business Development	2004	47,000	(3)
Randy Saaf Chief Executive Officer, MediaDefender	2005	147,880	(4)			1,000		200,000
Octavio Herrera	2005	147,880	(4)			1,926		200,000
President, MediaDefender

(1)          Represents discretionary cash bonuses awarded to our Chief Executive Officer and Chief Financial Officer. We awarded such bonuses as consideration for management successfully completing our corporate restructuring during the three months ended March 31, 2005. Such bonuses were paid in fiscal 2005. We also awarded a discretionary cash bonus to our VP, Business Development of $40,000, which was reviewed and approved by the Compensation Committee of our Board of Directors, and was accrued at December 31, 2005.

(2)          Consists of car allowance.

(3)          Served as a consultant in fiscal 2004.

(4)          Retained effective July 28, 2005.

The following table sets forth certain information regarding stock options granted to our named executive officers during the year ended December 31, 2005.

OPTIONS/ SAR GRANTS IN LAST FISCAL YEAR

	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to	Exercise
	Options	Employees in	Price per	Expiration
Name	Granted(1)	2004(2)	Share ($)	Date
Jonathan V. Diamond	2,753,098	72.5%	$1.55	08/05/10
Robert N. Weingarten	550,000	14.5%	$1.55	08/05/10
Nicholas Turner	92,000	2.4%	$0.79	01/01/12
Randy Saaf	200,000	5.3%	$3.00	07/28/12
Octavio Herrera	200,000	5.3%	$3.00	07/28/12

(1)          Each option represents the right to purchase one share of common stock.

(2)          During the year ended December 31, 2005, we granted options to management and employees to purchase an aggregate of 3,795,098 shares of common stock with exercise prices ranging from $0.79 - $3.00 per share.

The following table provides information, with respect to the named executive officers, concerning unexercised stock options held by them at December 31, 2005. None of the named executive officers exercised any stock options during 2005.

AGGREGATED OPTION FISCAL YEAR-END VALUES

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options at		Options at
	Acquired on		Fiscal Year End		Fiscal Year End ($)(1)
Name	Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jonathan V. Diamond	—	—	210,973	2,801,784	516,884	4,937,202
Robert N. Weingarten	—	—	70,000	600,000	196,000	1,102,500
Nicholas Turner	—	—	92,000	—	230,920	—
Randy Saaf	—	—	23,810	176,190	7,143	52,857
Octavio Herrera	—	—	23,810	176,190	7,143	52,857

(1)    Based on December 30, 2005 closing stock price of $3.30 per share. December 30th was the last trading day in fiscal 2005.

Current Employment Contracts and Termination of Employment, Change-in-Control Agreements

On July 28, 2005, we entered into an Employment Agreement with Jonathan V. Diamond, our Chief Executive Officer. During the term of the Employment Agreement, which shall continue through December 31, 2008, Mr. Diamond will earn a base salary of no less than $350,000 per annum, plus certain specified perquisites that include a monthly car allowance. He is also eligible to receive a discretionary bonus of up to 100% of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board, and a performance bonus of up to 100% of base salary if we achieve specified earnings targets in fiscal 2007 and 2008. Mr. Diamond shall also be entitled to receive stock options at the discretion of the Board of Directors. In the event Mr. Diamond is terminated “without cause,” he shall be entitled to receive 12 months of severance pay at the rate of 100% of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.

On July 28, 2005, we entered into an Employment Agreement with Robert N. Weingarten, our Chief Financial Officer. During the term of the Employment Agreement, which shall continue through December 31, 2008, Mr. Weingarten will earn a base salary of no less than $195,000 per annum, plus certain specified perquisites that include a monthly car allowance. He is also eligible to receive a discretionary bonus of up to 100% of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board, and a performance bonus of up to 100% of base salary if we achieve specified earnings targets in fiscal 2007 and 2008. Mr. Weingarten shall also be entitled to receive stock options at the discretion of the Board of Directors. In the event Mr. Weingarten is terminated “without cause,” he shall be entitled to receive 12 months of severance pay at the rate of 100% of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.

In accordance with the Merger Agreement, we acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who will serve as Chief Executive Officer of MediaDefender, and Octavio Herrera, who will serve as President of MediaDefender. Each of Messrs. Saaf and Herrera will earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008. Both are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves specified earnings targets in fiscal 2007 and 2008. Each are entitled to receive 12 months of severance pay at the rate of 100% of his monthly salary and the pro-rata portion of the performance bonus referenced above if they are terminated “without cause.” Additionally, we granted stock options to purchase up to 200,000 shares of common stock to each of Messrs. Saaf and Herrera.

Effective January 1, 2005, we entered into a one-year agreement with Nicholas Turner to serve as our Executive Vice President with a base annual salary of $120,000 per year, plus certain perquisites benefits. In conjunction with the consulting agreement, the Company granted Mr. Turner a non-plan, non-qualified stock option to purchase 92,000 shares of Common Stock at an exercise price of $0.79 per share, which was the approximate fair market value of the Common Stock on the date of grant, vesting monthly over a period of two years. We are currently negotiating an extension to this agreement with Mr. Turner to serve as Vice President, Business Development.

Director Compensation

Fiscal 2005

Messrs. Villard and Lane received $50,000 in cash compensation for services rendered as “independent” members of the Board in fiscal 2005.

Messrs. Field, Diamond, Pulier, Boutros-Ghali and Davis received no compensation for services rendered as members of the Board in fiscal 2005.

Fiscal 2006

Directors who are not our employees will receive the following compensation in fiscal 2006:

•  Cash: a cash retainer of $15,000, payable in equal installments of $7,500 in the third and fourth quarter of fiscal 2006; and

•  Equity: a grant of stock options having a value (based upon appropriate Black-Scholes option valuation methodology) equal to $35,000. The strike price for the options will be set on the date of grant and the option will vest entirely on December 31, 2006.

In addition, each director that serves on a Committee of the Board will receive the following compensation in fiscal 2006:

•  Cash: for each committee served, an additional cash retainer of $10,000, payable in equal installments of $5,000 in the third and fourth quarter of fiscal 2006; and

•  Equity: grant of stock options having a value equal to $15,000, and having the same terms and conditions as options granted to all non-employee Board members generally.

Any new directors joining the Board in fiscal 2006 will receive a one-time grant of stock options having a value equal to $25,000, a three-year vesting term and otherwise having the same terms and conditions as options granted to all non-employee Board members generally. Mr. Davis will be considered a new director for purposes of the foregoing.

Mr. Diamond, our President and Chief Executive Officer, will not be entitled to any additional compensation for services rendered as a member of the Board in fiscal 2006.

All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board or any committee of the Board.

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities of our company are authorized for issuance.

			Number of securities
			remaining available for
	Number of Securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	302,370	$7.50	142,110
Equity compensation plans not approved by security holders	4,765,379	$3.22	1,942,731
Total	5,067,749	$3.46	2,084,841

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

The 1999 Employee Stock Option Plan is a non-stockholder approved plan under which options may be granted to employees, non-employee members of our Board, and consultants and other independent advisors in our employ or service. The number of shares of common stock issuable over the term of the 1999 Employee Stock Option Plan was initially 650,000 shares and automatically increases each year by 2% of the total number of shares of our common stock outstanding on the last trading day in December in the immediately preceding calendar year, provided that no annual increase shall exceed 87,500.

All option grants under the 1999 Employee Stock Option Plan will have an exercise price per share equal to the fair market value per share of our common stock on the grant date, subject to certain adjustments for stock splits, recapitalizations and similar transactions. Each option will vest in installments over the optionee’s period of service with us. The options will vest on an accelerated basis in the event we are acquired and those options are not assumed or replaced by the acquiring entity. The options that were granted while we were a limited liability company, however, will terminate in the event we are acquired and those options are not assumed by the acquiring entity (unless their vesting is accelerated by our Compensation Committee). Each option will have a maximum term (not to exceed 10 years) set by the plan administrator at the time of grant, subject to earlier termination following the optionee’s cessation of employment. All options are non-statutory options under the Federal tax law, unless they are incentive stock options granted to employees.

The 1999 Artist Plan

The 1999 Artist Plan became effective on October 6, 1999 in connection with our conversion from ARTISTdirect, LLC into ARTISTdirect, Inc. All options to purchase membership units in the limited liability company which were outstanding at the time of such conversion were assumed by the corporation and converted into options for shares of our common stock. The number of shares subject to each assumed and converted option was equal to the number of membership units in the limited liability company which were subject to that option immediately prior to the conversion, and the exercise price per share remained the same as the per unit exercise price in effect under the option at the time of conversion. Except for the conversion of the securities subject to the option into shares of our common stock, each option will continue to be governed by the terms of the agreement evidencing that option at the time of our conversion into a corporation.

The 1999 Artist Plan is a non-stockholder approved plan under which options were granted to performing artists who provided products and services through the ARTISTchannel Web sites we operate and maintain for them pursuant to ARTISTchannel agreements. The number of shares of common stock issuable over the term of the 1999 Artist Plan was initially 400,000 shares and automatically increases each year by 2% of the total number of shares of our common stock outstanding on the last trading day in December in the immediately preceding calendar year, provided that no annual increase shall exceed 87,500.

All option grants under the 1999 Artist Plan have an exercise price per share equal to the fair market value per share of our common stock on the grant date. Each option vests in installments over the period the optionee’s ARTISTchannel agreement remains in effect. The options will vest on an accelerated basis in the event ARTISTdirect is acquired and those options are not assumed or replaced by the acquiring entity. Each option has a maximum term (not to exceed 10 years) set by the plan administrator (our Compensation Committee) at the time of grant, subject to earlier termination following the termination of the optionee’s ARTISTchannel agreement. All options are non-statutory options under the Federal tax law.

The 1999 Artist and Artist Advisor Plan

The 1999 Artist and Artist Advisor Plan became effective on October 6, 1999 in connection with our conversion from ARTISTdirect, LLC into ARTISTdirect, Inc. All options to purchase membership units in the limited liability company which were outstanding at the time of such conversion were assumed by the corporation and converted into options for shares of our common stock. The number of shares subject to each assumed and converted option was equal to the number of membership units in the limited liability company which were subject to that option immediately prior to the conversion, and the exercise price per share remained the same as the per unit exercise price in effect under the option at the time of conversion. Except for the conversion of the securities subject to the option into shares of our common stock, each option will continue to be governed by the terms of the agreement evidencing that option at the time of our conversion into a corporation.

The 1999 Artist and Artist Advisor Plan is a non-stockholder approved plan under which options were granted to performing artists and their attorneys, business managers, agents and other advisors who provided services to us. The number of shares of common stock issuable over the term of the 1999 Artist and Artist Advisor Stock Option Plan was initially 185,000 shares and increased by 37,500 shares on January 1, 2001 and 2002, respectively to a total of 260,000 as of December 31, 2002 (subject to adjustment for certain changes in our capital structure). The share reserve will automatically increase on the first trading day in January each calendar year by an amount equal to 1% of the total number of shares of our common stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 37,500 shares.

All option grants under the 1999 Artist and Artist Advisor Stock Option Plan have an exercise price per share equal to the fair market value per share of our common stock on the grant date. Each option vests in installments over the optionee’s period of service with us. The options will vest on an accelerated basis in the event we are acquired and those options are not assumed or replaced by the acquiring entity. Each option has a maximum term (not to exceed 10 years) set by the plan administrator at the time of grant, subject to earlier termination following the termination of the optionee’s service for cause. All options are non-statutory options under the Federal tax law.

Share issuances under the 1999 Employee Stock Option Plan, the 1999 Artist Plan and the 1999 Artist and Artist Advisor Plan will not reduce or otherwise affect the number of shares of common stock available for issuance under the 1999 Employee Stock Purchase Plan, and share issuances under 1999 Employee Stock Purchase Plan will not reduce or otherwise affect the number of shares of common stock available for issuance under the 1999 Employee Stock Option Plan, the 1999 Artist Plan and the 1999 Artist and Artist Advisor Plan.

2004 Consultant Stock Plan

Effective September 29, 2004, the Board adopted the 2004 Consultant Stock Plan in order for us to be able to compensate consultants, at our option, who provide bona fide services to us not in connection with capital raising or promotion of our securities. The 2004 Consultant Stock Plan will expire on September 29, 2014, and provides for the issuance of up to 500,000 shares of common stock to consultants at fair market value. The 2004 Consultant Stock Plan is a non-stockholder approved plan.

Non-Plan; Non-Stockholder Approved Stock Option Grants

On  September 23, 2003, we issued Jonathan Diamond, our President and Chief Executive Officer, a non-plan, non-qualified stock option to purchase 259,659 shares of common stock exercisable at $0.85 per share, which was the approximate fair market value of the common stock on the date of grant, through August 15, 2010.

On January 9, 2004, we issued Keith Yokomoto, our former President and Chief Operating Officer, two non-plan, non-qualified stock options to purchase 10,000 shares and 50,000 shares of common stock, respectively, both exercisable at $0.50 per share, which was not less than the fair market value on the date of grant, through January 9, 2011. The option for 10,000 shares was immediately vested upon issuance. The option for 50,000 shares was scheduled to vest in increments of 10,000 shares on February 1, 2004, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, based on the accomplishment of certain milestones by each respective date, which were not attained. Accordingly, the option for 50,000 shares did not vest and thus expired.

On March 29, 2004, we issued Robert Weingarten, our Chief Financial Officer, a non-plan, non-qualified stock option to purchase 120,000 shares of common stock exercisable at $0.50 per share, which was not less than the fair market value on the date of grant, through March 29, 2011. The option vests and becomes exercisable in a series of 36 successive equal monthly installments upon the optionee’s completion of service measured from March 29, 2004.

On January 1, 2005 we issued Nicholas Turner, our Vice President, Business Development, a non-plan, non-qualified stock option to purchase 92,000 shares of common stock at an exercise price of $0.79 per share, which was the approximate fair market value of the common stock on the date of grant, vesting monthly over a period of two years.

On August 25, 2005, we issued Jonathan Diamond , our President and Chief Executive Officer, a non-plan, non-qualified stock option to purchase 2,753,098 shares of common stock exercisable at $1.55 per share, which was the approximate fair market value of the common stock on the date of grant, through August 25, 2010.  Approximately 38 percent of such stock options vests at the rate of 1/3rd per year over a three-year period and the remaining approximately 62 percent vests upon the achievement of certain financial milestones by ARTISTdirect.

On August 25, 2005,  we issued Robert Weingarten, our Chief Financial Officer, a non-plan, non-qualified stock option to purchase 550,000 shares of common stock exercisable at $1.55 per share, which was not less than the fair market value on the date of grant, through August 25, 2010.  One half of such stock option vests at the rate of 1/3 per year over a three year period and one half will vest upon the achievement of certain financial milestones by ARTISTdirect.

The above-referenced stock option grants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to us by the recipients.

Beneficial Ownership

The following table sets forth information with respect to the following: (i) each person who beneficially owns more than five percent (5%) of our voting securities, (ii) each of our executive officers and directors and (iii) all of our executive officers and directors as a group. Percentages are based on 6,921,457 shares of our common stock outstanding as of April 1, 2006.

		Amount and Nature
	Title of Class	of Beneficial		Percent
Beneficial Owner(1)	of Stock	Ownership(2)		of Class
5% Stockholders:

JMB Capital Partners, L.P. 1999 Avenue of the Stars, Suite 2040 Los Angeles, California 90067	Common	2,166,667	(3)	23.8

WNTO7 Holdings, LLC c/o Wayne, Gaynor, Umanoff & Pollack, LLP 6100 Center Drive, Suite 950 Los Angeles, California 90045	Common	1,224,017	(4)	17.4

CCM Master Qualified Fund, Ltd. One North Wacker Drive, Suite 4725 Chicago, Illinois 60606	Common	725,268	(5)	9.5	(6)

Act II Master Fund, Ltd. 444 Madison Avenue New York, New York 10022	Common	465,300	(7)	6.7

Rick Rubin c/o Alan S. Halfon & Company 9595 Wilshire Boulevard, Suite 505 Beverly Hills, California 90212	Common	362,022		5.2

		Amount and Nature
	Title of Class	of Beneficial		Percent
Beneficial Owner(1)	of Stock	Ownership(2)		of Class
Current Executive Officers and Directors:

Frederick W. Field	Common	302,370	(8)	4.1

Jonathan V. Diamond	Common	238,021	(8)	3.3

Robert N. Weingarten	Common	86,666	(8)	1.2

Teymour Boutros-Ghali	Common	183,603	(9)	2.6

Eric Pulier	Common	1,040,414	(10)	14.8

Dimitri Villard	Common	85,000	(8)	1.2

James N. Lane	Common	85,000	(8)	1.2

Fred Davis	Common	0			*

Randy Saaf	Common	167,377	(11)	2.3

Octavio Herrera	Common	167,377	(11)	2.3

Nicholas Turner	Common	92,000	(9)	1.3

All current directors and executive officers as a group (11 Persons)	Common	2,447,828	(12)	29.6

*      Indicates less than 1.0%

(1)   Unless otherwise indicated, the address for each of the individuals listed in the table is c/o ARTISTdirect, Inc., 1601 Cloverfield Boulevard, Suite 400 South, Santa Monica, California, 90404-4082.

(2)   Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)   Consists solely of a warrant to purchase 2,166,667 shares of common stock that may be exercised within 60 days of April 1, 2006. We received an exercise election form from this holder dated as of April 27, 2006 to purchase the entire amount.

(4)   Includes 114,985 shares of common stock that may be exercised within 60 days of April 1, 2006 pursuant to a warrant. Members of WNT07 Holdings, LLC include Teymour Boutros-Ghali and FDT Trust-2005. Teymour Boutros-Ghali and Eric Pulier, both members of our Board of Directors are the managing members and have voting power with respect to the shares.

(5)   Consists solely of warrants to purchase shares of common stock that may be exercised within 60 days of April 1, 2006.

(6)   CCM Master Qualified Fund, Ltd. was also issued a $13,000,000 principal amount convertible subordinated note and a warrant to purchase 691,935 shares of common stock in the Sub-debt Financing. Both contain a limitation on exercise provision that prevents CCM Master Qualified Fund, Ltd. from holding more than 9.99% of our outstanding common stock.

(7)   Based on a Schedule 13G filed on April 4, 2006.

(8)   Consists solely of stock options to purchase shares of common stock that are exercisable within 60 days of April 1, 2006.

(9)   Refer to footnote (4) above. Mr. Boutros-Ghali holds a 15% economic interest in WNT07 Holdings, LLC.

(10) Refer to footnote (4) above. FDT Trust-2005 holds a 85% economic interest in WNT07 Holdings, LLC. The trustee of FDT Trust-2005 is Greg Pulier, the brother of Eric Pulier. The beneficiaries of the trust consist of the living descendants of Myron Pulier, the father of Eric Pulier, as determined by Greg Pulier.

(11) Consists of a warrant to purchase 119,758 shares of common stock and options to purchase 47,619 shares of common stock that may be exercised within 60 days of April 1, 2006. Messrs. Saaf and Herrera each elected to invest $2,250,000 in the
Sub-Debt Financing. Neither anticipate converting any portion of their respective promissory notes within 60 days of April 1, 2006, nor does management anticipate any conversion shares or interest shares being issued to Mr. Saaf or Mr. Herrera within 60 days of April 1, 2006.

(12) Refer to footnotes (4) and (8)-(11) above.

Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities. Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by him/her.

A change-in-control has not occurred since the beginning of our last fiscal year end. A change-in-control may occur as a result of the conversion or exercise of all of the equity-based securities issued in the Senior Financing and the Sub-Debt Financing completed by us on July 28, 2005. Assuming maximum conversion or exercise of the equity-based securities issued in these financing transactions occur, the Senior Financing investors will own approximately 9% of our common stock, on a fully diluted basis, and the Sub-Debt Financing investors will own approximately 55% of our common stock, on a fully diluted basis.

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Our former administrative offices are located in an office leased by Radar Pictures, Inc., a company owned by Frederick W. Field, our Chairman of the Board, pursuant to a month-to-month arrangement. For the year ended December 31, 2005, we paid $90,000 to Radar Pictures, Inc. as rent and facilities usage expense. The month-to-month arrangement was terminated in March 2006.

On February 28, 2005, we sold our 100% of our interest in ARTISTdirect Records, Inc. to Radar Records, a company owned by Frederick W. Field, our Chairman of the Board of Directors, for $115,000.

We issued 1,109,032 shares of common stock and a warrant to purchase up to 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC upon the closing of the acquisition of MediaDefender. The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both members of our Board of Directors. The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as our consultants in connection with the acquisition of MediaDefender.

Randy Saaf and Octavio Herrera, formerly principals and stockholders of MediaDefender and now both executive officers of our wholly-owned subsidiary MediaDefender, each elected to invest $2,250,000 in the Sub-Debt Financing on the same terms and conditions as the other Sub-Debt Financing investors.

During fiscal 2005, we completed the implementation of a new business initiative to create global awareness of the ARTISTdirect brand and increase traffic to our web-site. Through relationships previously developed by our senior management in the music and entertainment industry, we began to develop opportunities for major corporations to sponsor cause-based programs in various parts of the world in conjunction with music and entertainment celebrities. During the year ended December 31, 2005, we received a fee advance of $35,000 from an international non-profit organization with respect to the first such project. This fee advance was budgeted to fund initial planning and oversight and accordingly, one-half was paid to Jonathan V. Diamond, our Chief Executive Officer, and one-half was paid to Nicholas Turner, our Executive Vice President, as a co-producer’s fee.

ITEM 13.                      EXHIBITS

The information required by this Item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by GS, our current independent registered public accounting firm, and where indicated, by KPMG, our predecessor independent registered public accounting firm, for the years ended December 31, 2005 and 2004, respectfully, are as follows:

	2005		2004
Audit Fees	$149,585		$161,190	(2)
Audit-Related Fees	$85,250	(1)	$54,780	(3)
Tax Fees	$48,930		$55,840
All Other Fees	$172,350		$0

(1)    $25,050 billed by KPMG.

(2)    $16,000 billed by KPMG.

(3)    $1,800 billed by KPMG.

Refer to ITEM 8 above for information regarding the dismissal of KPMG and the subsequent hiring of GS as our independent registered public accounting firm.

Audit Fees; Audit-Related Fees

Audit and audit-related fees consist of fees for the audit of our financial statements, the review of our interim financial statements and other audit services, including the review of and, as applicable, consent to documents filed by us with the Securities and Exchange Commission.

Tax Fees

Tax fees consist of fees for tax compliance, including the preparation of tax returns, tax advice, and tax planning services. Tax advice and tax planning services relate to advice regarding mergers and acquisitions and assistance with tax audits and appeals.

All Other Fees

All other fees consist of fees for audit-related fees and the audit of financial statements for MediaDefender.

Policy on Accounting Matters; Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The primary purpose of the Audit Committee is to assist the Board in monitoring (i) the integrity of our financial statements and disclosures, including oversight of the accounting and financial reporting processes and the audits of our financial statements (ii) the compliance by us with our legal, ethical and regulatory requirements and (iii) the independence and performance of our independent registered public accounting firm.

The Audit Committee’s policy is to pre-approve all audit and non-audit services, other than de minimis non-audit services, provided by the independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

The Audit Committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The Audit Committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services and related services, tax services, and other services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTdirect, Inc.

Date:	April 28, 2006	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2006	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	April 28, 2006
Frederick W. Field

President, Chief Executive Officer and Director
/s/ Jonathan V. Diamond	(Principal Executive Officer)	April 28, 2006
Jonathan V. Diamond

/s/ Robert N. Weingarten	Chief Financial Officer and Secretary (Principal Accounting Officer)	April 28, 2006
Robert N. Weingarten

*	Director	April 28, 2006
Teymour Boutros-Ghali

*	Director	April 28, 2006
Fred Davis

*	Director	April 28, 2006
James Lane

Signature	Title	Date

*	Director	April 28, 2006
Eric Pulier

*	Director	April 28, 2006
Dimitri Villard

*By:	/s/ Jonathan V. Diamond
Jonathan V. Diamond
(Attorney-in-Fact)

*By:	/s/ Robert N. Weingarten
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

/s/ GUMBINER SAVETT INC.

Santa Monica, California
March 30, 2006, except for Note 9 as to which the date is April 7, 2006 and Note 23 as to which the date is April 27, 2006

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

ACCOUNTS RECEIVABLE

The Company grants credit to its customers generally in the form of short-term trade accounts receivable. Accounts receivable are stated at the amount management expects to collect from outstanding balances. When appropriate, management provides for probable uncollectible amounts through a provision for doubtful accounts and an adjustment to a valuation allowance. Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

During the period from January 1, 2006 through April 27, 2006, the Company has issued 2,113,000 shares of common stock upon the conversion of $3,275,000 of subordinated convertible notes payable.

Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing (see Note 9) to amend their respective registration rights agreements and to amend and waive certain financial covenants. In consideration thereof, the Company offered to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share. Any exercise of the aforementioned warrants at the reduced exercise price shall be for cash only. The conversion price of the Sub-Debt Notes of $1.55 per share was not affected. The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share). The Company also agreed to utilize 25% of the proceeds from the exercise of the warrants held by the investors in the Senior Financing to reduce the respective principal balances on the notes payable held by such exercising investors, and to pay any related unpaid accrued interest on such principal payments.

Effective April 19, 2006, Libra FE, LP exercised its warrants on a cashless basis at $2.00 per share, resulting in the issuance of 123,864 shares of common stock. Effective April 27, 2006, certain of the investors in the Senior Financing exercised their warrants to purchase 2,816,667 shares of common stock at $1.85 per share, resulting in the issuance of 2,816,667 shares of common stock in exchange for cash proceeds of $5,211,000, of which $1,303,000 was used to reduce the respective principal balances on the notes payable held by such exercising investors.

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