Form 10QSB
period 2006-03-31
ARTISTDIRECT INC
filed 2006-05-22
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM	TO

Commission File Number:  000-30063

ARTISTdirect, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	95-4760230
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1601 Cloverfield Boulevard, Suite 400 South
Santa Monica, California	90404
(Address of principal executive offices)	(Zip Code)

(310) 956-3300

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

As of May 1, 2006, the Company had 9,980,488 shares of common stock, par value $0.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

Documents incorporated by reference:  None.

ARTISTDIRECT, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS – MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) – THREE MONTHS ENDED MARCH 31, 2006 AND 2005
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED) – THREE MONTHS ENDED MARCH 31, 2006
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) – THREE MONTHS ENDED MARCH 31, 2006 AND 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – THREE MONTHS ENDED MARCH 31, 2006 AND 2005
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3.	CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS
SIGNATURES

In addition to historical information, this Quarterly Report on Form 10-QSB (“Quarterly Report”) for ARTISTdirect, Inc. (“ARTISTdirect” or the “Company”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include the words “may,” “will,” “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements may include, among others, statements concerning the Company’s expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company’s business made elsewhere in this Quarterly Report, as well as other public reports filed by the Company with the United States Securities and Exchange Commission.  Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except for share data)

	December 31,	March 31,
	2005	2006
		(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,102	$3,569
Restricted cash	359	361
Accounts receivable, net of allowance for doubtful accounts of $177 at December 31, 2005 and $142 at March 31, 2006	3,667	3,954
Income taxes refundable	1,211	1,111
Finished goods inventory	303	402
Prepaid expenses and other current assets	85	129
Total current assets	8,727	9,526
Property and equipment	3,120	3,750
Less accumulated depreciation	(1,175)	(1,300)
Property and equipment, net	1,945	2,450
Other assets:
Intangible assets:
Customer relationships, net of accumulated amortization of $314 at December 31, 2005 and $503 at March 31, 2006	1,950	1,761
Proprietary technology, net of accumulated amortization of $1,056 at December 31, 2005 and $1,690 at March 31, 2006	6,546	5,912
Non-compete agreements, net of accumulated amortization of $193 at December 31, 2005 and $309 at March 31, 2006	1,191	1,075
Goodwill	31,085	31,085
Total intangible assets, net	40,772	39,833
Deferred financing costs, net of accumulated amortization of $372 at December 31, 2005 and $579 at March 31, 2006	3,063	2,624
Deposits	25	24
Total other assets	43,860	42,481
	$54,532	$54,457

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(amounts in thousands, except for share data)

	December 31,	March 31,
	2005	2006
		(Unaudited)

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$911	$1,604
Accrued expenses	1,923	1,975
Accrued interest payable	607	802
Current portion of senior secured notes payable	390	455
Deferred revenue	377	291
Warrant liability	3,260	17,904
Guaranteed payments to MediaDefender management	1,050	1,050
Liabilities of discontinued operations	149	96
Total current liabilities	8,667	24,177

Long-term liabilities:
Senior secured notes payable, net of discount of $1,245 at December 31, 2005 and $1,157 at March 31, 2006, less current portion	13,365	13,388
Subordinated convertible notes payable, net of discount of $774 at December 31, 2005 and $641 at March 31, 2006	30,300	27,313
Deferred rent	—	74
Deferred income taxes	264	263
Total long-term liabilities	43,929	41,038
Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value - Authorized - 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.01 par value - Authorized – 60,000,000 shares Issued and outstanding – 4,861,149 shares at December 31, 2005 and 6,939,957 shares at March 31, 2006	49	70
Additional paid-in-capital	207,832	211,536
Deferred compensation	(19)	(1)
Accumulated deficit	(205,926)	(222,363)
Total stockholders’ equity (deficiency)	1,936	(10,758)
	$54,532	$54,457

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended March 31,
	2005	2006

Net revenue:
E-commerce	$635	$539
Media	655	1,143
Anti-piracy services	—	3,591
Total net revenue	1,290	5,273
Cost of revenue:
E-commerce	793	555
Media	130	813
Anti-piracy services	—	1,716
Total cost of revenue	923	3,084
Gross profit	367	2,189
Operating expenses:
Sales and marketing	37	261
General and administrative	695	1,747
Provision for doubtful accounts	14	16
Stock-based compensation	—	567
Total operating costs	746	2,591
Loss from operations	(379)	(402)
Other income (expense):
Interest income	4	2
Interest expense	—	(825)
Other income	—	53
Adjustment to warrant liability (Note 2)	—	(14,644)
Amortization of deferred financing costs	—	(207)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	(314)
Loss from continuing operations before income taxes	(375)	(16,337)
Provision for income taxes	—	100
Loss from continuing operations	(375)	(16,437)
Income from discontinued operations:
Loss from operations of ARTISTdirect Records, LLC	(271)	—
Gain from sale of interest in ARTISTdirect Records, LLC (substantially all non-cash) (Note 3)	21,079	—
Income from discontinued operations	20,808	—
Net income (loss)	$20,433	$(16,437)

Net income (loss) per common share – basic and diluted:
From continuing operations	$(0.11)	$(2.81)
From discontinued operations	5.94	—
Net income (loss)	$5.83	$(2.81)

Weighted average common shares outstanding – basic and diluted	3,502,117	5,857,520

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (Unaudited)

(amounts in thousands, except for share data)

						Total
	Common Stock		Additional Paid-In	Accumulated	Deferred	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Compensation	(Deficiency)

Balance at January 1, 2006	4,861,149	$49	$207,832	$(205,926)	$(19)	$1,936
Fair value of stock options issued for consulting services	—	—	35	—	—	35
Fair value of stock options	—	—	514	—	—	514
Issuance of shares upon exercise of stock options	65,906	1	55	—	—	56
Issuance of shares upon conversion of subordinated convertible notes payable	2,012,902	20	3,100	—	—	3,120
Amortization of deferred compensation	—	—	—	—	18	18
Net loss	—	—	—	(16,437)	—	(16,437)
Balance at March 31, 2006	6,939,957	$70	$211,536	$(222,363)	$(1)	$(10,758)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2005	2006

Cash flows from operating activities:
Net income (loss)	$20,433	$(16,437)
Income from discontinued operations	(20,808)	—
Loss from continuing operations	(375)	(16,437)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	30	1,724
Provision for doubtful accounts and sales returns	13	(25)
Stock-based compensation	—	567
Deferred income taxes	—	1
Other income	—	(53)
Change in fair value of warrant liability	—	14,644
Changes in operating assets and liabilities:	—	—
(Increase) decrease in -
Accounts receivable	139	(264)
Finished goods inventory	(207)	(99)
Prepaid expenses and other current assets	37	(44)
Income taxes refundable	—	100
Deposits	—	1
Increase (decrease) in -
Accounts payable	147	693
Accrued expenses	(118)	52
Accrued interest payable	—	195
Deferred revenue	—	(86)
Deferred rent	—	74
Net cash provided by (used in) continuing operations	(334)	1,043
Net cash used in discontinued operations	(38)	—
Net cash provided by (used in) operating activities	(372)	1,043

Cash flows from investing activities:
Purchases of property and equipment	(4)	(630)
Proceeds from sale of interest in ARTISTdirect Records, LLC	115	—
Net cash provided by (used in) investing activities	111	(630)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	56
Increase in restricted cash	(1)	(2)
Net cash provided by discontinued operations –
Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC during the two months ended February 28, 2005	37	—
Net cash provided by financing activities	36	54

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(amounts in thousands)

	Three Months Ended March 31,
	2005	2006

Cash and cash equivalents:
Net increase (decrease)	(225)	467
Balance at beginning of period	1,156	3,102
Balance at end of period	$931	$3,569

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$—	$490
Income taxes	$—	$—

Non-cash investing and financing activities:
Issuance of shares upon conversion by subordinated convertible notes payable	$—	$3,120

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

1.  BASIS OF PRESENTATION

Organization and Business Activities:

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

On February 28, 2005, the Company completed the sale of all of its interest in ARTISTdirect Recordings to Radar Records.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company determined that it complied with the provisions of SFAS No. 144 at December 31, 2004 with respect to the classification of the operations of ARTISTdirect Records as a discontinued operation.  Accordingly, the Company has accounted for its interest in ARTISTdirect Records as a discontinued operation for all periods presented, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.

On July 28, 2005, the Company completed the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”).  MediaDefender was founded in July 2000 and is headquartered in Marina del Rey, California.  This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005.  MediaDefender is a provider of anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry and offers services designed to thwart Internet piracy and encourage consumers to pay for online content.

Unless the context indicates otherwise, ARTISTdirect, Inc. and its subsidiaries in which it has controlling interests are referred to herein as the “Company”.

Principles of Consolidation:

The accompanying financial statements include the consolidated accounts of ADI and its subsidiaries in which it has controlling financial interests.  All intercompany accounts and transactions have been eliminated in consolidation for all periods presented.

Interim Financial Information:

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Item 310 of Regulation S-B under the Securities Act of 1933, as amended (the “Securities Act”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, including normal recurring accruals, those relating to the acquisition of MediaDefender and those relating to the accrued warrant liability discussed in Note 2, necessary to present fairly the financial position of the Company at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005.  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the expected results of operations for the full year or any future period.  The balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s December 31, 2005 Annual Report on Form 10-KSB, as amended, as filed with the Securities and Exchange Commission (the “SEC”).

Estimates:

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

Reclassification:

Certain amounts have been reclassified in 2005 to conform to the presentation in 2006.  Such reclassifications did not have any effect on income (loss) from operations or net income (loss).

Net Income (Loss) per Common Share:

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2005 and 2006 is based on the average of the closing price of the Company’s common stock as quoted on the OTC Bulletin Board during such period.

The calculation of diluted income (loss) per share excluded approximately 1,082,000 shares and 2,094,000 shares of common stock for the three months ended March 31, 2006 and 2005, respectively, since their effect would have been anti-dilutive.

Stock-Based Compensation:

Through December 31, 2005, the Company accounted for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Under APB No. 25, compensation expense was recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date.  The Company accounted for stock issued to non-employees in accordance with SFAS No. 123, which required entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF No. 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which addressed the measurement date and recognition approach for such transactions.

The Company recognized compensation expense related to variable awards in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).  For fixed awards, the Company recognized expense over the vesting period or the period of service.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123R superseded APB Opinion No. 25 and amended SFAS No. 95, “Statement of Cash Flows”.  Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005.  The Company did not have any new or modified grants during the three months ended March 31, 2006.  During the three months ended March 31, 2006, the Company issued 65,906 shares of common stock upon the exercise of stock options and received cash proceeds of approximately $56,000.  The stock options exercised had an intrinsic value of approximately $200,000.  The Company received no income tax benefit from the exercise of these stock options.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.  During the three months ended March 31, 2006, the Company recorded $514,000 as a charge to operations to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R.

A summary of stock option activity under the Company’s 1999 Employee Stock Option Plan for the three months ended March 31, 2006 is shown below.  The Company did not have any activity under any of its other stock option plans during the three months ended March 31, 2006.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2005	968,618	$3.57	5.07
Granted	—	—
Exercised	(65,906)	0.79
Cancelled	—	—
Options outstanding at March 31, 2006	902,712	$3.77	4.78
Options exercisable at March 31, 2006	543,467	$4.42	4.78

Pro forma information regarding net income (loss) per share for the three months ended March 31, 2005, as formerly required by SFAS No. 123, was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.  For the purpose of pro forma disclosures, the estimated fair value of the options was amortized to operations over the vesting period of the options or the expected period of benefit.  The Company’s unaudited pro forma information for the three months ended March 31, 2005 was as follows (amounts are in thousands, except for share data):

Net income – as reported	$20,433
Less: Total stock-based compensation expense determined under the fair value method for all awards	(414)
Net income – pro forma	$20,019

Net income per share – basic and diluted:
As reported	$5.83
Pro forma	$5.72

At March 31, 2006, the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R on January 1, 2006 (excluding milestone–vested options), based on the fair values previously calculated, will be charged to operations ratably over the remaining vesting period of the outstanding options and warrants as follows (amounts are in thousands):

12 Month Periods Ending March 31,
2007	$1,703
2008	1,548
2009	672
Total	$3,923

Recent Accounting Pronouncements and Developments:

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”).  SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections.  SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements.  Although the Company adopted SFAS No. 154 effective January 1, 2006, it has had no impact on the Company’s operations.

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

2.  ACQUISITION OF MEDIADEFENDER, INC. AND RELATED TRANSACTIONS

On July 28, 2005, the Company consummated the acquisition (the “Acquisition”) of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) entered into by and among the Company, ARTISTdirect Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MediaDefender.  Under the terms of the Merger Agreement, Merger Sub merged with and into MediaDefender, the separate corporate existence of Merger Sub ceased and MediaDefender survived as a wholly-owned subsidiary of the Company.  The stockholders of MediaDefender received aggregate consideration of $42.5 million in cash, subject to a holdback of $4.25 million that was placed into an escrow account to cover any indemnification claims under the Merger Agreement by the parties through June 30, 2006.  Pursuant to the terms of the Merger Agreement, $2.0 million of the holdback had been disbursed to the shareholders of MediaDefender through March 31, 2006.  The amount of consideration paid by the Company upon the closing of the Acquisition was determined in arm’s-length negotiations among the parties thereto.  Prior to entering into the agreement discussed above, there were no material relationships between or among the Company or any of its affiliates, officers or directors, or associates of any such officers or directors, on the one hand, and MediaDefender or any of its affiliates, officers or directors, or associates of any such officers or directors, on the other.

MediaDefender is a provider of anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry and offers services designed to thwart Internet piracy and encourage consumers to pay for online content.

In accordance with the Merger Agreement, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender.  Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000, per year, if MediaDefender achieves specified earnings targets in fiscal 2007 and 2008.  Mr. Saaf and Mr. Herrera are each entitled to receive 12 months of severance pay at the rate of 100% of their monthly salary and the pro-rata portion of the performance bonus referenced above if they are terminated “without cause”.  In addition, the Company granted stock options to purchase up to 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable for a period of 5 years at $3.00 per share.

The Company also acknowledged the terms of Non-Competition Agreements entered into on July 28, 2005 by MediaDefender and Mr. Saaf and Mr. Herrera.  The Non-Competition Agreements prohibit Mr. Saaf and Mr. Herrera from (i) engaging in certain competitive business activities, (ii) soliciting customers of MediaDefender or the Company, (iii) soliciting existing employees of MediaDefender or the Company, and (iv) disclosing any confidential information regarding MediaDefender or the Company.  Each agreement has a term of 4 years and shall continue to remain in force and effect in the event the above-referenced Employment Agreements are terminated prior to the end of the 4 year term of the Non-Competition Agreements.  In consideration, Mr. Saaf and Mr. Herrera are each entitled to a cash payment of $525,000 from MediaDefender to be paid on December 31, 2006.

As a result of these agreements, effective July 28, 2005, the Company recorded an asset of $1,050,000 for the non-compete agreements and a related liability of $1,050,000 for the guaranteed payments to MediaDefender management.  The $1,050,000 allocated to non-compete agreements is being amortized over the life of the employment agreements.

Mr. Saaf and Mr. Herrera have each invested $2,250,000 in the convertible subordinated debt transaction described below on the same terms and conditions as the other investors in such financing, as described below.

Concurrent with the consummation of the Acquisition, the Company completed a $15 million senior secured debt transaction (the “Senior Financing”) and a $30 million convertible subordinated debt transaction (the “Sub-Debt Financing”).  Legal fees paid or reimbursed by the Company for services provided by the respective legal counsels for the lenders were recorded as a charge to deferred financing costs and are being amortized over the terms of the related debt.

The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers attached thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”).  Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three years and eleven months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly, with any unpaid principal and accrued interest due and payable at maturity.  Termination and payment of the Senior Notes by the Company prior to maturity will not result in a prepayment fee.  As collateral for the $15 million Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including, but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property.  The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio.

In addition, not later than ninety days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined in the Note Purchase Agreement, to prepay the principal amount of the Notes, which the Company determined to be $390,000 for the year ended December 31, 2005, which was shown as a current liability at December 31, 2005 and at March 31, 2006, and which was paid in early April 2006.  At March 31, 2006, the Company also classified $65,000 of the Senior Notes as a current liability, reflecting an estimate of 60% the Company’s defined excess cash flow for the three months ended March 31, 2006.

The Senior Financing investors also received five year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”).  The warrants were valued at $1,397,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt.  See Note 9 for additional information with regard to these warrants subsequent to March 31, 2006.

The Senior Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants.  In accordance with EITF No. 00-19, the fair value of the warrants is recorded as warrant liability in the Company’s financial statements.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005.  On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.  The Company was in compliance with these financial covenants at March 31, 2006.

The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity.  Commencing September 30, 2006, interest is payable quarterly in cash or shares of common stock, at the option of the Company.  Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments.

In addition, following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt financing, two times within any twelve month period, the Company has the right to require the holder of each Sub-Debt Note to convert all or a portion equal to not less than 25% of the note conversion amount (limited to 50% of the note conversion amount if pursuant to clause (a) below) into shares of the Company’s common stock in the event that (a) the closing sale price of the Company’s common stock equals or exceeds $2.32 per share for each of any fifteen consecutive trading days, with a minimum trading volume of 200,000 shares of common stock on each such trading day, (b) the closing sale price of the Company’s common stock equals or exceeds $3.10 per share on each trading day during the fifteen consecutive trading day period, with a minimum trading volume of 200,000 shares of common stock on each such trading day, subject in both cases to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issuance date, or (c) completion of an equity financing (including the issuance of securities convertible into equity securities, or long-term debt securities issued as a unit with equity securities, of the Company) at a price per share of not less than $2.50 generating aggregate gross proceeds of at least $20,000,000 from outside third party investors.

The Sub-Debt Financing investors also received five year warrants to purchase up to 1,596,774 shares of common stock at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”).  The warrants were valued at $878,026 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.  See Note 9 for additional information with regard to these warrants subsequent to March 31, 2006.

The Sub-Debt Notes and the Sub-Debt Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such notes and warrants.  In accordance with EITF No. 00-19, the fair value of the warrants is recorded as warrant liability in the Company’s financial statements.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

Under the Securities Purchase Agreement, the Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio.  Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005.  On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Sub-Debt Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant calculations.

In connection with the Company’s obligations under the Note Purchase Agreement and the Securities Purchase Agreement, the Company filed a resale registration statement on Form SB-2 with the SEC that was originally declared effective on December 9, 2005.  The Company filed Post-Effective Amendment No. 1 to the registration statement on Form SB-2, which was declared effective on May 1, 2006.

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

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued to Broadband a Sub-Debt Note in the amount of $1,460,500 (in addition to the $30 million referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share.  The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors.  The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The warrants were valued at $834,314, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.  See Note 9 for additional information with regard to these warrants subsequent to March 31, 2006.

The Sub-Debt Notes and the Sub-Debt Warrant Shares issued to Broadband are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants and notes.  In accordance with EITF No. 00-19, the fair value of the warrants is recorded as warrant liability in the Company’s financial statements.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued to Libra warrants to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Shares”).  The warrants were issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company would include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The warrants were valued at $149,625, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.  See Note 9 for additional information with regard to these warrants subsequent to March 31, 2006.

The Libra Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants and notes.  In accordance with EITF No. 00-19, the fair value of the warrants is recorded as warrant liability.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

As of and through December 31, 2005, based on a report prepared by an independent valuation firm, there was no change in the fair value of the warrants that were recorded as warrant liability at July 28, 2005.  As of March 31, 2006 and for the three months then ended, the calculation of the warrant liability was based on the fair value of the underlying common stock.  For the three months ended March 31, 2006, the Company recorded an aggregate (non-cash) charge to operations of $14,644,000 to reflect an increase in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.  A summary of warrant liability at December 31, 2005 and March 31, 2006 is presented below (amounts are in thousands):

	Warrant Liability at December 31, 2005	Increase in Warrant Liability for the Three Months Ended March 31, 2006	Warrant Liability at March 31, 2006
		(Unaudited)	(Unaudited)

Senior Warrant Shares	$1,398	$6,727	$8,125
Sub-Debt Warrant Shares	878	3,832	4,710
Broadband Sub-Debt Warrant Shares	834	3,641	4,475
Libra Warrant Shares	150	444	594
Total	$3,260	$14,644	$17,904

During April 2006, as a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and of the Libra Warrant Shares (see Note 9), approximately $7,635,000 of the warrant liability of $17,904,000 included in current liabilities at March 31, 2006 will be reclassified to additional paid-in capital.

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

On July 28, 2005, the Company entered into a Non-Competition Agreement with WNT07 Holdings, LLC, Eric Pulier and Teymour Boutros-Ghali (collectively, the “Advisors”).  The Non-Competition Agreement prohibits any of the Advisors (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries.  The covenants not to compete or solicit expire on the earlier of April 1, 2007 or the date of termination of Advisor’s services with the Company.

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

This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005.  The fair value of the intangible assets acquired and their respective amortization periods was determined by an independent valuation firm.  The following table summarizes the assets acquired and liabilities assumed of MediaDefender at July 28, 2005 (amounts are in thousands).

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

The following pro forma operating data presents the results of operations for the three months ended March 31, 2005, as if the acquisition had occurred on the first day of such period.  Discontinued operations, impairment losses and non-recurring items for such period are not included.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on such date, or of future results of operations.  The pro forma calculations assume that there were no principal payments on the Senior Notes or conversions of the Sub-Debt Notes during 2005.  Amounts are presented in thousands, except for share data.

Net revenue	$4,014

Net loss	$(1,106)

Net loss per common share – basic and diluted	$(0.24)

Weighted average common Shares outstanding	4,611,149

3.  DISCONTINUED OPERATIONS – ARTISTDIRECT RECORDS

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

As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, ADI recognized a gain (primarily non-cash) in its consolidated statement of operations for the three months ended March 31, 2005 of $21,079,000, primarily as a result of the elimination of the liabilities of ARTISTdirect Records.

4.  RELATED PARTY TRANSACTIONS

From the third quarter of 2003 through March 2006, the Company’s administrative offices were located in an office leased by Radar Pictures, Inc., a company owned by Ted Field, the Chairman of the Board of Directors of the Company, pursuant to a month-to-month arrangement.  For the year ended December 31, 2004, the Company accrued $168,000 to Radar Pictures, Inc. as rent and facilities usage expense.  On February 28, 2005, the Company paid Radar Pictures, Inc. accrued rent through December 31, 2004.  Commencing January 1, 2005, the Company began paying rent at a rate of $7,500 per month for these facilities.  The Company relocated to new office facilities in March 2006.

On May 15, 2006, the Company entered into a one-year consulting agreement with Eric Pulier, a director of the Company, which provides for annual compensation of $170,000, effective as of January 1, 2006.  This consulting agreement was approved by the disinterested members of the Board of Directors.

During the three months ended March 31, 2005, the Company accrued bonuses of $75,000 and $50,000 to its Chief Executive Officer and Chief Financial Officer, respectively, which were subsequently paid during 2005.

For the year ending December 31, 2006, each non-employee member of the Company’s Board of Directors will receive a cash retainer of $15,000, payable in equal installments of $7,500 in the third and fourth quarters of fiscal 2006, and a grant of stock options having a value (based upon the appropriate Black-Scholes option valuation methodology) equal to $35,000.  The strike price for the options will be set on the date of grant and the options will vest entirely on December 31, 2006.  In addition, each director that serves on a Committee of the Board of Directors will receive, for each committee served, an additional cash retainer of $10,000, payable in equal installments of $5,000 in the third and fourth quarters of fiscal 2006, and a grant of stock options having a value equal to $15,000, having the same terms and conditions as options granted to all non-employee members of the Board of Directors generally.

Any new directors joining the Company’s Board of Directors in 2006 will receive a one-time grant of stock options having a value equal to $25,000, a three-year vesting term and otherwise having the same terms and conditions as options granted to all non-employee members of the Board of Directors generally.  Fred Davis, who joined the Company’s Board of Directors in November 2005, and who did not receive any board compensation in 2005, will be considered a new director for purposes of the foregoing in 2006.

5.  EQUITY-BASED TRANSACTIONS

On May 6, 2005, the Company issued to three consultants stock options to purchase an aggregate of 78,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to short-term consulting agreements with a duration approximating one year.  The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $79,000, of which $60,000 was charged to operations during the year ended December 31, 2005 and $19,000 was recorded as deferred compensation at December 31, 2005.  With respect to the $19,000 recorded as deferred compensation at December 31, 2006, $18,000 was amortized to operations during the three months ended March 31, 2006 and $1,000 will be amortized to operations during the three months ending June 30, 2006.

On May 6, 2005, the Company issued to a consultant a stock option to purchase an aggregate of 22,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to a short-term consulting agreement.  The option was subject to milestones, one of which was partially attained during the three months ended March 31, 2006, as a result of which options for 10,000 shares vested during the three months ended March 31, 2006.  The fair value of the vested portion of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $35,000, and was charged to operations during the three months ended March 31, 2006.

During the three months ended March 31, 2006, the Company issued 65,906 shares of common stock upon the exercise of stock options previously issued to employees and consultants on March 29, 2005, and received cash proceeds of approximately $56,000.

During the three months ended March 31, 2006, the Company issued 2,012,902 shares of common stock upon the conversion of $3,120,000 of subordinated convertible notes payable.  As a result, a total of $314,000 was charged to operations during the three months ended March 31, 2006, consisting of related deferred financing costs of $232,000 and debt discount costs of $82,000.

6.  INCOME TAXES

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

Due to the uncertainty surrounding the realization of the benefits of the Company’s tax attributes, primarily net operating loss carryforwards as of December 31, 2005, the Company recorded a 100% valuation allowance against its net deferred tax assets as of December 31, 2005.

As a result of the profitable operations of MediaDefender during the three months ended March 31, 2006, the non-deductibility of certain non-cash charges for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carryforwards, the Company recorded a provision for income taxes of $100,000 for the three months ended March 31, 2006.

7.  COMMITMENTS AND CONTINGENCIES

On January 30, 2006, the Company entered into a sub-lease agreement for new office facilities in Santa Monica, California through November 30, 2011.  The effective date of the sub-lease agreement was February 2, 2006.  The new office facilities will house both ADI and MediaDefender.  In connection with the sub-lease agreement, the Company provided an irrevocable standby bank letter of credit for $180,000 as security for the Company’s obligations under the sub-lease, which was secured by cash of $180,000, which has been classified as restricted cash in the Company’s balance sheet.  The letter of credit will be reduced to $90,000 on the 13th month of the sub-lease, provided the Company is in compliance with all terms under the sub-lease.

This lease contains predetermined fixed increases in the minimum rental rate during the initial lease term.  The Company began to recognize the related rent expense on a straight-line basis on the effective date of the lease.  The Company records the difference between the amount charged to expense and the rent paid as deferred rent on the Company’s balance sheet.

8.  SEGMENT INFORMATION AND CONCENTRATIONS

Information with respect to the Company’s operating segments for the three months ended March 31, 2005 and 2006 is presented below.  During the three months ended March 31, 2005, the Company’s continuing operations consisted of two reportable segments:  e-commerce and media.  During the three months ended March 31, 2006, the Company’s continuing operations consisted of three reportable segments:  e-commerce, media and anti-piracy services.

E-commerce revenue is generated from the sale of recorded music and music-related merchandise sold via the Internet.  Media revenue is generated from the sale of advertising and sponsorships, both online and offline, under short-term contracts.  Anti-piracy services revenue is generated from anti-piracy services.

During the three months ended March 31, 2005 and 2006, approximately 70% and 60%, respectively, of e-commerce revenues were generated from the products related to a single music merchandising entity.

During the three months ended March 31, 2005 and 2006, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.

During the three months ended March 31, 2006, approximately 71% of MediaDefender’s consolidated revenues were from three customers, with one customer accounting for 31%, a second customer accounting for 30%, and a third customer accounting for 10%.  At March 31, 2006, the amounts due from these customers were $690,000, $778,000 and $383,000, respectively, which were included in accounts receivable.

During the three months ended March 31, 2006, MediaDefender purchased approximately 74% of its bandwidth from two suppliers.  At March 31, 2006, there were no amounts due to these suppliers.  Although there are other suppliers of bandwidth, a change in suppliers would cause delays, which could adversely affect operations in the short-term.

Information with respect to the three months ended March 31, 2005 does not include the operations of MediaDefender, which was acquired effective July 28, 2005.

The Company’s presentation of financial results includes “Adjusted EBITDA” as a financial measure, which is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Adjusted EBITDA is a non-GAAP financial measure that represents income or loss from continuing operations before net interest expense, provision for income taxes, depreciation and amortization, and also excludes certain other items, including stock-based compensation, adjustment to warrant liability, impairment losses, and non-recurring gains and losses.  Management excludes these items in assessing financial performance, primarily due to their non-operational nature or because they are outside of the Company’s normal operations.  The Company has provided this information because management believes that it is useful to investors in understanding the Company’s financial condition and results of operations.  Included in Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended March 31, 2005 and 2006.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.  Amounts are presented in thousands.

	Three Months Ended March 31,
	2005	2006

Net Revenue:
E-commerce	$635	$539
Media	655	1,143
Anti-piracy services	—	3,591
	$1,290	$5,273

Adjusted EBITDA:
E-commerce	$42	$(49)
Media	244	258
Anti-piracy services	—	2,237
	286	2,446
Corporate	(635)	(1,218)
	$(349)	$1,228

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA to Net Income (loss)	2005	2006

Add (deduct):
Adjusted EBITDA per segments	$(349)	$1,228
Stock-based compensation	—	(567)
Depreciation	(30)	(124)
Amortization of intangible assets	—	(939)
Amortization of deferred financing costs	—	(207)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	(314)
Interest income	4	2
Interest expense, including amortization of discount on debt of $140	—	(825)
Other income		53
Adjustment to warrant liability	—	(14,644)
Provision for income taxes	—	(100)
Loss from discontinued operations of ARTISTdirect Records, LLC	(271)	—
Gain from sale of ARTISTdirect Records, LLC	21,079	—
Net income (loss)	$20,433	$(16,437)

Assets as of December 31, 2005 and March 31, 2006 are summarized below.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, prepaid expenses and deposits, computer equipment, leasehold improvements and certain intangible assets.  Amounts are presented in thousands.

	December 31, 2005	March 31, 2006

Assets:
Corporate	$4,726	$4,359
E-commerce	941	976
Media	1,931	1,889
Anti-piracy services	46,934	47,233
	$54,532	$54,457

9.  SUBSEQUENT EVENTS

During the period from April 1, 2006 through April 27, 2006, the Company issued 100,000 shares of common stock upon the conversion of $155,000 of subordinated convertible notes payable.

Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing (see Note 2) to amend their respective registration rights agreements and to amend and waive certain financial covenants.  In consideration thereof, the Company offered to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share on certain terms and conditions.  Any exercise of the aforementioned warrants at the reduced exercise price was required to be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  The Company also agreed to utilize 25% of the net proceeds from the exercise of the warrants held by the investors in the Senior Financing to reduce the respective principal balances on the Senior Notes payable held by such exercising investors, and to pay any related unpaid accrued interest on such principal payments.

Effective April 19, 2006, Libra FE, LP exercised its warrants on a cashless basis at $2.00 per share, resulting in the issuance of 123,864 shares of common stock.  Effective April 27, 2006, certain of the investors in the Senior Financing exercised their warrants to purchase 2,816,667 shares of common stock at $1.85 per share, resulting in the issuance of 2,816,667 shares of common stock in exchange for cash proceeds of $5,211,000, of which $1,303,000 was used to reduce the respective principal balances on the Senior Notes payable held by such exercising investors.

As a result of the exercise of the warrants by certain of the Senior Financing investors and by Libra FE, LP in April 2006, approximately $7,635,000 of the warrant liability of $17,904,000 included in current liabilities at March 31, 2006 will be reclassified to additional paid-in capital (see Note 2).

The following pro forma condensed consolidated balance sheet as of March 31, 2006 gives effect to the aforementioned warrant exercises and related transactions as if such transactions had occurred as of that date, and is based on management’s estimate of the effects of such transactions based on certain assumptions that the Company believes are reasonable under the circumstances.  The pro forma condensed consolidated balance sheet as of March 31, 2006 is unaudited.  Amounts are presented in thousands.

	March 31, 2006
	As Reported	Pro Forma

Current assets	$9,526	$13,427
Property and equipment, net	2,450	2,450
Other assets, net	42,481	42,410
	$54,457	$58,287

Current liabilities	$24,177	$16,535
Long-term liabilities	41,038	39,835
Stockholders equity (deficiency), net	(10,758)	1,917
	$54,457	$58,287

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

The Company conducts its media and e-commerce business operations through an online music network appealing to music fans, artists and marketing partners.  The ARTISTdirect Network (www.artistdirect.com) is a network of web-sites offering multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce and digital music services.

The Company, through its MediaDefender subsidiary acquired effective July 28, 2005 as described below, provides anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry and offers services designed to thwart Internet piracy and encourage consumers to pay for online content.

Acquisition of MediaDefender, Inc. and Related Transactions:

On July 28, 2005, the Company consummated the acquisition (the “Acquisition”) of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) entered into by and among the Company, ARTISTdirect Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MediaDefender.  Under the terms of the Merger Agreement, Merger Sub merged with and into MediaDefender, the separate corporate existence of Merger Sub ceased and MediaDefender survived as a wholly-owned subsidiary of the Company.  The stockholders of MediaDefender received aggregate consideration of $42.5 million in cash, subject to a holdback of $4.25 million that was placed into an escrow account to cover any indemnification claims under the Merger Agreement by the parties through June 30, 2006.  Pursuant to the terms of the Merger Agreement, $2.0 million of the holdback had been disbursed to the shareholders of MediaDefender through March 31, 2006.

Concurrent with the consummation of the Acquisition, the Company completed a $15 million senior secured debt transaction (the “Senior Financing”) and a $30 million convertible subordinated debt transaction (the “Sub-Debt Financing”).  Legal fees paid or reimbursed by the Company for services provided by the respective legal counsels for the lenders were recorded as a charge to deferred financing costs and are being amortized over the terms of the related debt.

The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers attached thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”).  Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three years and eleven months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly, with any unpaid principal and accrued interest due and payable at maturity.  Termination and payment of the Senior Notes by the Company prior to maturity will not result in a prepayment fee.  As collateral for the $15 million Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including, but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property.  The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio.

In addition, not later than ninety days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined in the Note Purchase Agreement, to prepay the principal amount of the Notes, which the Company determined to be $390,000 for the year ended December 31, 2005, which was shown as a current liability at December 31, 2005 and at March 31, 2006, and which was paid in early April 2006.  At March 31, 2006, the Company also classified $65,000 of the Senior Notes as a current liability, reflecting an estimate of 60% the Company’s defined excess cash flow for the three months ended March 31, 2006.

The Senior Financing investors also received five year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”).  The warrants were valued at $1,397,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt. See “Recent Developments” at “Liquidity and Capital Resources — March 31, 2006” for additional information with regard to these warrants subsequent to March 31, 2006.

The Senior Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the Securities and Exchange Commission (the “SEC”) covering the shares of common stock underlying such warrants.  In accordance with EITF No. 00-19, the fair value of the warrants is recorded as warrant liability in the Company’s financial statements.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005.  On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.  The Company was in compliance with these financial covenants at March 31, 2006.

The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity.  Commencing September 30, 2006, interest is payable quarterly in cash or shares of common stock, at the option of the Company.  Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments.

In addition, following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt financing, two times within any twelve month period, the Company has the right to require the holder of each Sub-Debt Note to convert all or a portion equal to not less than 25% of the note conversion amount (limited to 50% of the note conversion amount if pursuant to clause (a) below) into shares of the Company’s common stock in the event that (a) the closing sale price of the Company’s common stock equals or exceeds $2.32 per share for each of any fifteen consecutive trading days, with a minimum trading volume of 200,000 shares of common stock on each such trading day, (b) the closing sale price of the Company’s common stock equals or exceeds $3.10 per share on each trading day during the fifteen consecutive trading day period, with a minimum trading volume of 200,000 shares of common stock on each such trading day, subject in both cases to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issuance date, or (c) completion of an equity financing (including the issuance of securities convertible into equity securities, or long-term debt securities issued as a unit with equity securities, of the Company) at a price per share of not less than $2.50 generating aggregate gross proceeds of at least $20,000,000 from outside third party investors.

The Sub-Debt Financing investors also received five year warrants to purchase up to 1,596,774 shares of common stock at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”).  The warrants were valued at $878,026 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.  See “Recent Developments” at “Liquidity and Capital Resources – March 31, 2006” for additional information with regard to these warrants subsequent to March 31, 2006.

The Sub-Debt Notes and the Sub-Debt Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such notes and warrants.  In accordance with EITF No. 00-19, the fair value of the warrants is recorded as warrant liability in the Company’s financial statements.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

Under the Securities Purchase Agreement, the Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio.  Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005.  On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Sub-Debt Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant calculations.

In connection with the Company’s obligations under the Note Purchase Agreement and the Securities Purchase Agreement, the Company filed a resale registration statement on Form SB-2 with the SEC that was originally declared effective on December 9, 2005.  The Company filed Post-Effective Amendment No. 1 to the registration statement on Form SB-2, which was declared effective on May 1, 2006.

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

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued to Broadband a Sub-Debt Note in the amount of $1,460,500 (in addition to the $30 million referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share.  The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors.  The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The warrants were valued at $834,314, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.  See “Recent Developments” at “Liquidity and Capital Resources – March 31, 2006” for additional information with regard to these warrants subsequent to March 31, 2006.

The Sub-Debt Notes and the Sub-Debt Warrant Shares issued to Broadband are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants and notes.  In accordance with EITF No. 00-19, the fair value of the warrants is recorded as warrant liability in the Company’s financial statements.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued to Libra warrants to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Shares”).  The warrants were issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company would include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The warrants were valued at $149,625, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.  See “Recent Developments” at “Liquidity and Capital Resources — March 31, 2006” for additional information with regard to these warrants subsequent to March 31, 2006.

The Libra Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants and notes.  In accordance with EITF No. 00-19, the fair value of the warrants is recorded as warrant liability.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

As of and through December 31, 2005, based on a report prepared by an independent valuation firm, there was no change in the fair value of the warrants that were recorded as warrant liability at July 28, 2005.  As of March 31, 2006 and for the three months then ended, the calculation of the warrant liability was based on the fair value of the underlying common stock.  For the three months ended March 31, 2006, the Company recorded an aggregate (non-cash) charge to operations of $14,644,000 to reflect an increase in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.  A summary of warrant liability at December 31, 2005 and March 31, 2006 is presented below (amounts are in thousands):

	Warrant Liability at December 31, 2005	Increase in Warrant Liability for the Three Months Ended March 31, 2006	Warrant Liability at March 31, 2006
		(Unaudited)	(Unaudited)

Senior Warrant Shares	$1,398	$6,727	$8,125
Sub-Debt Warrant Shares	878	3,832	4,710
Broadband Sub-Debt Warrant Shares	834	3,641	4,475
Libra Warrant Shares	150	444	594
Total	$3,260	$14,644	$17,904

During April 2006, as a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and of the Libra Warrant Shares (see “Recent Developments” under “Liquidity and Capital Resources – March 31, 2006” below), approximately $7,635,000 of the warrant liability of $17,904,000 included in current liabilities at March 31, 2006 will be reclassified to additional paid-in capital.

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

 On July 28, 2005, the Company entered into a Non-Competition Agreement with WNT07 Holdings, LLC, Eric Pulier and Teymour Boutros-Ghali (collectively, the “Advisors”).  The Non-Competition Agreement prohibits any of the Advisors (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries.  The covenants not to compete or solicit expire on the earlier of April 1, 2007 or the date of termination of Advisor’s services with the Company.

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

On April 7, 2006, the Company entered into amendments to certain of the transaction documents governing the terms of the Senior Financing and the Sub-Debt Financing to amend their respective registration rights agreements and to amend and waive certain financial covenants.  In consideration, the Company agreed to temporarily reduce the exercise price of the 3,250,000 Senior Warrant Shares held by the Senior Financing investors from $2.00 per share to $1.85 per share through April 30, 2006 and to permanently reduce the exercise price of the 1,596,744 Sub-Debt Warrant Shares held by the Sub-Debt Financing investors and 1,516,935 Sub-Debt Warrant Shares held by Broadband affiliates from $1.55 per share to $1.43 per share on certain terms and conditions.  Any exercise of these warrants at the reduced exercise price shall be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not impacted by these amendments.  The Company also entered into a similar agreement with Libra to temporarily reduce the exercise price of the 237,500 Libra Warrant Shares from $2.00 per share to $1.85 per share through April 30, 2006.

Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in the stock ownership of companies with loss carry-forwards, the utilization of our federal net operating loss carry-forward was severely limited as a result of the change in our effective stock ownership resulting from the financings arranged in conjunction with the Acquisition.

This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005.  The fair value of the intangible assets acquired and their respective amortization periods was determined by an independent valuation firm.  The following table summarizes the assets acquired and liabilities assumed of MediaDefender at July 28, 2005 (amounts are in thousands).

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

Pro Forma Information:

The following pro forma operating data presents the results of operations for the three months ended March 31, 2005, as if the acquisition had occurred on the first day of such period.  Discontinued operations, impairment losses and non-recurring items for such period are not included in pro forma information. The pro forma calculations assume that there were no principal payments on the Senior Notes or conversions of the Sub-Debt Notes during 2005.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on such date, or of future results of operations.  Amounts are presented in thousands, except for share data.

Net revenue	$4,014

Net loss	$(1,106)

Net loss per common share – basic and diluted	$(0.24)

Weighted average common Shares outstanding	4,611,149

The Company’s presentation of financial results includes “Adjusted EBITDA” as a financial measure, which is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Adjusted EBITDA is a non-GAAP financial measure that represents income or loss from continuing operations before net interest expense, provision for income taxes, depreciation and amortization, and also excludes certain other items, including stock-based compensation, adjustment to warrant liability, impairment losses, and non-recurring gains and losses.  Management excludes these items in assessing financial performance, primarily due to their non-operational nature or because they are outside of the Company’s normal operations.  The Company has provided this information because management believes that it is useful to investors in understanding the Company’s financial condition and results of operations.  Included in Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

Management believes that Adjusted EBITDA enhances an overall understanding of the Company’s financial performance by investors because it is frequently used by securities analysts and other interested parties in evaluating companies in the Company’s industry segment.  In addition, management believes that Adjusted EBITDA is useful in evaluating the Company’s operating performance compared to that of other companies in the Company’s industry segment because the calculation of Adjusted EBITDA eliminates the accounting effects of financing costs, income taxes and capital spending, which items may vary for different companies for reasons unrelated to overall operating performance.

However, Adjusted EBITDA is not a recognized measurement under GAAP, and when analyzing the Company’s operating performance, investors should use Adjusted EBITDA in addition to, and not as an alternative for, income (loss) from operations, income (loss) before income taxes, and net income (loss), or any other measure utilized in determining the Company’s operating performance that is calculated in accordance with GAAP.  Because Adjusted EBITDA is not calculated in accordance with GAAP, it may not be comparable to similarly-titled measures utilized by other companies.  Furthermore, Adjusted EBITDA is not intended to be a measure of the Company’s free cash flow, as it does not consider certain ongoing cash requirements, such as a required debt service payments and income taxes.

The following table summarizes pro forma net revenue and Adjusted EBITDA by operating segment for the three months ended March 31, 2005.  A reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA is also provided.  Included in Pro Forma Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  The pro forma calculations assume that there were no principal payments on the Senior Notes or conversions of the Sub-Debt Notes during 2005.  Amounts are presented in thousands.

Pro Forma

Net Revenue:
E-commerce	$635
Media	655
Anti-piracy services	2,724
$4,014

Adjusted EBITDA:
E-commerce	$42
Media	244
Anti-piracy services	1,666
1,952
Corporate	(798)
$1,154

Pro Forma

Reconciliation of Adjusted EBITDA to Net Income (Loss)

Add (deduct):
Adjusted EBITDA per segments	$1,154
Depreciation	(112)
Amortization of intangible assets	(939)
Amortization of deferred financing costs	(215)
Interest income	8
Interest expense, including amortization of discount on debt of $140	(875)
Provision for income taxes	(127)
Net income (loss)	$(1,106)

For comparative purposes, the following table summarizes Pro Forma Net Revenue and Adjusted EBITDA by operating segment for the year ended December 31, 2005, by fiscal quarter.  A reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA for the year ended December 31, 2005, by quarter, is also provided.  Included in Pro Forma Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  The pro forma calculations assume that there were no principal payments on the Senior Notes or conversions of the Sub-Debt Notes during 2005.  Amounts are presented in thousands.

	Three Months Ended				Year Ended
Pro Forma	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005

Net revenue:
E-commerce	$635	$652	$603	$775	$2,665
Media	655	2,517	913	1,212	5,297
Anti-piracy services	2,724	2,901	3,377	3,673	12,675
	$4,014	$6,070	$4,893	$5,660	$20,637

Adjusted EBITDA:
E-commerce	$42	$65	$47	$3	$157
Media	244	1,240	251	463	2,198
Anti-piracy services	1,666	1,822	2,219	2,383	8,090
	1,952	3,127	2,517	2,849	10,445
Corporate	(798)	(822)	(675)	(1,055)	(3,350)
Total	$1,154	$2,305	$1,842	$1,794	$7,095

	Three Months Ended				Year Ended
Pro Forma	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005

Reconciliation of Adjusted EBITDA to Net Income (Loss)
Add (deduct):
Adjusted EBITDA	$1,154	$2,305	$1,842	$1,794	$7,095
Stock-based compensation	—	(23)	(24)	(26)	(73)
Depreciation	(112)	(107)	(101)	(77)	(397)
Amortization of intangible assets	(939)	(939)	(938)	(933)	(3,749)
Amortization of deferred financing costs	(215)	(217)	(218)	(221)	(871)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	—	—	(39)	(39)
Interest income	8	15	13	11	47
Interest expense	(733)	(743)	(748)	(747)	(2,973)
Amortization of discount on debt	(142)	(144)	(150)	(165)	(599)
Adjustment to warrant liability	—	—	—	—	—
Provision for income taxes	(127)	(588)	(402)	(378)	(1,495)
Net income (loss)	$(1,106)	$(441)	$(726)	$(781)	$(3,054)

Critical Accounting Policies:

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to warrant liability, allowance for doubtful accounts, intangible assets, income taxes, and contingencies and litigation, among others.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions.  The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:  revenue recognition, stock-based compensation, impairment of long-lived assets and goodwill, and income taxes.  These accounting policies are discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation” contained in the Company’s December 31, 2005 Annual Report on Form 10-KSB, as amended, as well as in the notes to the December 31, 2005 consolidated financial statements.  There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2005.

Recent Accounting Pronouncements and Developments:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”).  SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections.  SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements.  Although the Company adopted SFAS No. 154 effective January 1, 2006, it has no impact on the Company’s operations.

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

Results of Operations – Three Months Ended March 31, 2005 and 2006:

The following table presents information with respect to the Company’s consolidated statements of operations, excluding income (loss) from discontinued operations, and as a percentage of total net revenue, for the three months ended March 31, 2005 and 2006.  As a result of the Company’s acquisition of MediaDefender effective July 28, 2005, the Company has consolidated the operations of MediaDefender since that date.  Accordingly, the Company’s results of operations for the three months ended March 31, 2006 are not directly comparable to the Company’s results of operations for the three months ended March 31, 2005.

Consolidated Statements of Operations

 (amounts are in thousands)

	Three Months Ended March 31,
	2005		2006
	$	%	$	%
Net revenue:
E-commerce	$635	49.2%	$539	10.2%
Media	655	50.8%	1,143	21.7%
Anti-piracy services	—	—%	3,591	68.1%
Total net revenue	1,290	100.0%	5,273	100.0%
Cost of revenue:
E-commerce	793	61.5%	555	10.5%
Media	130	10.1%	813	15.4%
Anti-piracy services	—	—%	1,716	32.5%
Total cost of revenue	923	71.6%	3,084	58.4%
Gross profit	367	28.4%	2,189	41.6%
Operating expenses:
Sales and marketing	37	3.3%	261	5.0%
General and administrative	695	52.0%	1,747	33.1%
Provision for doubtful accounts	14	2.2%	16	0.3%
Stock-based compensation	—	0.1%	567	10.8%
Total operating costs	746	57.6%	2,591	49.2%
Loss from operations	(379)	(29.2)%	(402)	(7.6)%
Interest income	4	0.3%	2	—%
Interest expense	—	—%	(825)	(15.6)%
Other income	—	—%	53	1.0%
Adjustment to warrant liability	—	—%	(14,644)	(277.7)%
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	—%	(314)	(6.0)%
Amortization of deferred financing costs	—	—%	(207)	(3.9)%
Loss from continuing operations before income taxes	(375)	(28.9)%	(16,337)	(309.8)%
Provision for income taxes	—	—%	100	1.9%
Loss from continuing operations	$(375)	(28.9)%	$(16,437)	(311.7)%

As discussed above, the Company’s presentation of financial results includes “Adjusted EBITDA” as a financial measure, which is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Adjusted EBITDA is a non-GAAP financial measure that represents income or loss from continuing operations before net interest expense, provision for income taxes, depreciation and amortization, and also excludes certain other items, including stock-based compensation, adjustment to warrant liability, impairment losses, and non-recurring gains and losses.  Management excludes these items in assessing financial performance, primarily due to their non-operational nature or because they are outside of the Company’s normal operations.  The Company has provided this information because management believes that it is useful to investors in understanding the Company’s financial condition and results of operations.  Included in Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended March 31, 2005 and 2006.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.  Amounts are presented in thousands.

	Three Months Ended March 31,
	2005	2006

Net Revenue:
E-commerce	$635	$539
Media	655	1,143
Anti-piracy services	—	3,591
	$1,290	$5,273

Adjusted EBITDA:
E-commerce	$42	$(49)
Media	244	258
Anti-piracy services	—	2,237
	286	2,446
Corporate	(635)	(1,218)
	$(349)	$1,228

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA to Net Income (loss)	2005	2006

Add (deduct):
Adjusted EBITDA	$(349)	$1,228
Stock-based compensation	—	(567)
Depreciation	(30)	(124)
Amortization of intangible assets	—	(939)
Amortization of deferred financing costs	—	(207)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	(314)
Interest income	4	2
Interest expense, including amortization of discount on debt of $140	—	(825)
Other income	—	53
Adjustment to warrant liability	—	(14,644)
Provision for income taxes	—	(100)
Loss from discontinued operations of ARTISTdirect Records, LLC	(271)	—
Gain from sale of ARTISTdirect Records, LLC	21,079	—
Net income (loss)	$20,433	$(16,437)

Net Revenue.  The Company’s net revenue increased by $3,983,000 or 308.8%, to $5,273,000 for the three months ended March 31, 2006, as compared to $1,290,000 for the three months ended March 31, 2005, primarily as a result of an increase in media revenue of $488,000 and the acquisition of MediaDefender in July 2005, which provided revenue of $3,591,000 from its anti-piracy services for the three months ended March 31, 2006.  MediaDefender’s revenue accounted for 68.1% of the Company’s total net revenue for the three months ended March 31, 2006.  The Company expects that revenues from MediaDefender will represent a significant percentage of the Company’s total revenues in the foreseeable future.

During the three months ended March 31, 2006, approximately 71% of MediaDefender’s consolidated revenues were from three customers, with one customer accounting for 31%, a second customer accounting for 30%, and a third customer accounting for 10%.

E-commerce revenue decreased by $96,000, or 15.1%, to $539,000 for the three months ended March 31, 2006, as compared to $635,000 for the three months ended March 31, 2005, primarily due to a continuing negative trend in sales of products related to a single music merchandising entity.  During the three months ended March 31, 2006 and 2005, approximately 60% and 70%, respectively, of revenues from e-commerce were generated from the products related to a single music merchandising entity.

Media revenue increased by $488,000 or 74.5% to $1,143,000 for the three months ended March 31, 2006, as compared to $655,000 for the three months ended March 31, 2005, as a result of an increase in the number of online advertisers, an increase in the cost per thousand (“CPM”) amounts earned from the sales of impression and non-impression based advertising and the expansion of the Company’s affiliations with other web-sites for which the Company both markets advertising and participates in advertising revenues.  During the three months ended March 31, 2006 and 2005, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.

The Company markets and sells advertising on a CPM basis to advertising agencies and directly to various companies as part of the Company’s marketing program.  The Company also markets and sells sponsorships for various portions of the ARTISTdirect Network.  Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising to specific areas or sections of the Company’s web-sites.  The Company intends to continue to focus on increasing revenue from its media operations business segment, which generates revenues from the sale of online advertising and sponsorships to companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network.

Cost of Revenue.  The Company’s total cost of revenue increased by $2,161,000 or 234.1% to $3,084,000 for the three months ended March 31, 2006, as compared to $923,000 for the three months ended March 31, 2005, primarily as a result of an increase costs related to the media segment and the acquisition of MediaDefender in July 2005.  MediaDefender’s cost of revenue accounted for $1,716,000 or 47.8% of its net revenue.  Depreciation of property and equipment is included in cost of revenue for all business segments.  Included in MediaDefender’s cost of revenue for the three months ended March 31, 2006 was the amortization of proprietary technology acquired in the MediaDefender transaction of $634,000.

E-commerce cost of revenue decreased by $238,000 or 30.0% to $555,000 for the three months ended March 31, 2006, as compared to $793,000 for the three months ended March 31, 2005, primarily as a result of the decrease in e-commerce revenues.  E-commerce cost of revenue for the three months ended March 31, 2006 included a write-off for slow-moving inventory of $37,000.

Media cost of revenue increased by $683,000 or 525.4% to $813,000 for the three months ended March 31, 2006, as compared to $130,000 for the three months ended March 31, 2005, as a result of an increase in impressions being delivered by affiliate web-sites with which the Company has revenue-sharing arrangements, ad-serving costs, and sales commissions paid to a third party.  The disproportionate increase in media cost of revenues as compared to media revenues in 2006 reflects an acceleration of costs incurred to continue to develop the ARTISTdirect Network.  The Company is in the process of implementing various business initiatives to improve operating margins throughout the network.

As a result of the foregoing, gross profit was $2,189,000 for the three months ended March 31, 2006, as compared to $367,000 for the three months ended March 31, 2005, reflecting gross margins of 41.5% and 28.4%, respectively.  The significant improvement in gross margin for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, was due to a change in the business mix (primarily the inclusion of MediaDefender’s operations), which reflected an increase in revenues from a higher margin segment.  A summary of gross profit and gross margin by segment is as follows (amounts are in thousands):

	Three Months Ended March 31,
	2005		2006
Segment:	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin
E-commerce	$(158)	(24.9)%	$(16)	(3.0)%
Media	525	80.2%	330	28.9%
Anti-piracy services	—	—	1,875	52.2%
Totals	$367	28.4%	$2,189	41.5%

Sales and Marketing.  The Company’s sales and marketing expense increased by $224,000 or 605.4% to $261,000 for the three months ended March 31, 2006, as compared to $37,000 for the three months ended March 31, 2005, primarily as a result of the amortization of customer relationships acquired in the MediaDefender transaction of $189,000.

General and Administrative.  The Company’s general and administrative expense increased by $1,052,000 or 151.4%, to $1,747,000 for the three months ended March 31, 2006, as compared to $695,000 for the three months ended March 31, 2005, in part as a result of the acquisition of MediaDefender.  Included in general and administrative expense for the three months ended March 31, 2006 is the amortization of non-compete agreements of $116,000.

During the three months ended March 31, 2006, the Company incurred legal and accounting fees of almost $300,000 relating to its fiscal 2005 consolidated audit and the preparation and filing of various documents with the SEC and amendments to its financing agreements.  The Company expects these costs to continue through June 30, 2006 and then to decrease significantly thereafter.  General and administrative expenses also increased in 2006 as compared to 2005 as a result of increased management and board compensation, consulting fees, rent and occupancy costs, insurance and Delaware franchise taxes.

In March 2005, the Company awarded discretionary cash bonuses to its Chief Executive Officer and Chief Financial Officer aggregating $125,000, which were recorded at March 31, 2005 and subsequently paid during 2005.  The Company awarded such bonuses as consideration for management successfully completing the Company’s corporate restructuring during the three months ended March 31, 2005.  In particular, management restructured the Company’s Internet operations, which had sustained losses since inception, into a viable business segment; negotiated the extinguishment of the Company’s $12.0 million funding obligation to ARTISTdirect Records; and disposed of the Company’s investment in ARTISTdirect Records effective February 28, 2005, which resulted in the elimination of $19.137 million of liabilities from the Company’s consolidated balance sheet at that date.  Such bonuses were reviewed and approved by the Company’s Board of Directors.

Provision for Doubtful Accounts.  The provision for doubtful accounts increased by $2,000 or 14.3% to $16,000 for the three months ended March 31, 2006, as compared to $14,000 for the three months ended March 31, 2005.

Stock-Based Compensation.  Stock-based compensation was $567,000 for the three months ended March 31, 2006.  The Company did not have any stock-based compensation for the three months ended March 31, 2005.

In conjunction with the Company’s adoption of SFAS No. 123R effective January 1, 2006, the Company was required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.  Accordingly, during the three months ended March 31, 2006, the Company recorded $514,000 as a charge to operations to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R.  The remaining $53,000 of stock-based compensation for the three months ended March 31, 2006 reflected the fair value of options and warrants issued to consultants.

Loss from Operations.  As a result of the aforementioned factors, the loss from operations was $402,000 for the three months ended March 31, 2006, as compared to a loss from operations of $379,000 for the three months ended March 31, 2005.

Interest Income.  Interest income was $2,000 for the three months ended March 31, 2006, as compared to $4,000 for the three months ended March 31, 2005.

Interest Expense.  Interest expense for the three months ended March 31, 2006 of $825,000 relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of convertible notes payable issued in the Sub-Debt Financing, which bears interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005.  The Company did not have any interest expense for the three months ended March 31, 2005.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of discount on debt included in interest expense for the three months ended March 31, 2006 was $140,000.

Adjustment to Warrant Liability.  In accordance with EITF No. 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any material changes in such liability.  As of March 31, 2006 and for the three months then ended, the calculation of the warrant liability was based on the fair value of the underlying common stock.  For the three months ended March 31, 2006, the Company recorded an aggregate (non-cash) charge to operations of $14,644,000 to reflect an increase in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $207,000 for the three months ended March 31, 2006.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.  The Company did not have any amortization of deferred financing costs for the three months ended March 31, 2005.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Due to Conversion of Subordinated Convertible Notes Payable.  Deferred financing costs and debt discount costs aggregating $314,000 were charged to operations as a result of the conversion of subordinated convertible notes payable aggregating $3,120,000 into 2,012,902 shares of the Company’s common stock during the three months ended March 31, 2006.

Loss from Continuing Operations Before Income Taxes.  As a result of the aforementioned factors, the loss from continuing operations was $16,337,000 for the three months ended March 31, 2006, as compared to a loss from continuing operations of $375,000 for the three months ended March 31, 2005.

Provision for Income Taxes.  As a result of the profitable operations of MediaDefender during the three months ended March 31, 2006, the non-deductibility of certain non-cash charges for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $100,000 for the three months ended March 31, 2006.  The Company did not record a provision for income taxes for the three months ended March 31, 2005.

Discontinued Operations.  On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant to a Transfer Agreement for a cash payment of $115,000, as a result of which ADI no longer had any equity or other economic interest in ARTISTdirect

Records.  As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, ADI recognized a gain (primarily non-cash) in its consolidated statement of operations for the three months ended March 31, 2005 of $21,079,000, primarily as a result of the elimination of the liabilities of ARTISTdirect Records.  During the three months ended March 31, 2005, the Company also recorded a loss from discontinued operations of $271,000 to reflect the operations of ARTISTDirect Records during such period.

Net Income (Loss).  As a result of the aforementioned factors, the Company had a net loss of $16,437,000 for the three months ended March 31, 2006, as compared to net income of $20,433,000 for the three months ended March 31, 2005.

Liquidity and Capital Resources – March 31, 2006:

Overview.  Until the acquisition of MediaDefender effective July 28, 2005, the Company financed its continuing operations primarily from the sale of its equity securities.  Concurrent with the acquisition of MediaDefender in July 2005, the Company completed a $15,000,000 Senior Financing and a $30,000,000 Sub-Debt Financing, which generated approximately $1,000,000 for general working capital purposes.  In addition, MediaDefender had working capital of $2,745,000 at the acquisition date.  The Company anticipates positive results of operations and cash flows from this business.

As of March 31, 2006 and December 31, 2005, the Company had $3,569,000 and $3,102,000 of unrestricted cash and cash equivalents, respectively.  At March 31, 2006, the Company had a working capital deficiency of $14,651,000 (net of $17,904,000 of warrant liability), as compared to working capital of $60,000 at December 31, 2005 (net of $3,260,000 of warrant liability).  Excluding the warrant liability, the Company’s working capital would have been $3,253,000 and $3,320,000 at March 31, 2006 and December 31, 2005, respectively.

As a result of the growth in the Company’s media operations, the exercise of certain warrants in April 2006 (see “Recent Developments” below), and the expected positive impact from the acquisition of MediaDefender, the Company believes that available cash resources are likely to be sufficient to meet anticipated working capital requirements for at least the next 12 months.  However, the Company may seek additional funding for possible acquisitions, expansion of existing operations or other purposes, or to the extent that the Company’s operations do not generate sufficient levels of profitability and cash flow.  Should the Company seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all.

During the three months ended March 31, 2006, the Company issued 2,012,902 shares of common stock upon the conversion of $3,120,000 of subordinated convertible notes payable.  In December 2005, the Company issued 249,175 shares of common stock upon conversion of $386,221 of subordinated convertible notes payable.  During the period from April 1, 2006 through April 27, 2006, the Company issued 100,000 shares of common stock upon the conversion of $155,000 of subordinated convertible notes payable.

If all of the Company’s outstanding equity-based instruments are converted or exercised into shares of common stock in accordance with their respective terms, including those issued in conjunction with the acquisition of MediaDefender, there would be a total of approximately 38,000,000 shares of the Company’s common stock issued and outstanding.

Recent Developments:

Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing to amend their respective registration rights agreements and to amend and waive certain financial covenants.  In consideration thereof, the Company offered to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share on certain terms and conditions.  Any exercise of the aforementioned warrants at the reduced exercise price was required to be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  The Company also agreed to utilize 25% of the net proceeds from the exercise of the warrants held by the investors in the Senior Financing to reduce the respective principal balances on the Senior Notes payable held by such exercising investors, and to pay any related unpaid accrued interest on such principal payments.

Effective April 19, 2006, Libra FE, LP exercised its warrants on a cashless basis at $2.00 per share, resulting in the issuance of 123,864 shares of common stock.  Effective April 27, 2006, certain of the investors in the Senior Financing exercised their warrants to purchase 2,816,667 shares of common stock at $1.85 per share, resulting in the issuance of 2,816,667 shares of common stock in exchange for cash proceeds of $5,211,000, of which $1,303,000 was used to reduce the respective principal balances on the Senior Notes payable held by such exercising investors.  The Company intends to use the remaining approximately $3,900,000 of the net proceeds for development of its anti-piracy services and online music network businesses, as well as for general corporate purposes and possible strategic acquisitions.

As a result of the exercise of the warrants by certain of the Senior Financing investors and by Libra FE, LP in April 2006, approximately $7,635,000 of the warrant liability of $17,904,000 included in current liabilities at March 31, 2006 will be reclassified to additional paid-in capital.

The following pro forma condensed consolidated balance sheet as of March 31, 2006 gives effect to the aforementioned warrant exercises and related transactions as if such transactions had occurred as of that date, and is based on management’s estimate of the effects of such transactions based on certain assumptions that the Company believes are reasonable under the circumstances.  The pro forma condensed consolidated balance sheet as of March 31, 2006 is unaudited.  Amounts are presented in thousands.

	March 31, 2006
	As Reported	Pro Forma

Current assets	$9,526	$13,427
Property and equipment, net	2,450	2,450
Other assets, net	42,481	42,410
	$54,457	$58,287

Current liabilities	$24,177	$16,535
Long-term liabilities	41,038	39,835
Stockholders equity (deficiency), net	(10,758)	1,917
	$54,457	$58,287

Operating.  Net cash provided by operating activities was $1,043,000 for the three months ended March 31, 2006, as compared to net cash used in operating activities of $372,000 for the three months ended March 31, 2005.  Net cash provided by continuing operations was $1,043,000 for the three months ended March 31, 2006, as compared to net cash used in continuing operations of $334,000 for the three months ended March 31, 2005.  The improvement in net cash provided by continuing operations in 2006 as compared to 2005 was primarily a result of an improvement in operating results, excluding the adjustment to warrant liability, depreciation and amortization and stock-based compensation, and in part as a result of the acquisition of MediaDefender in July 2005 and an increase in accounts payable.  Net cash used in discontinued operations for the three months ended March 31, 2005 was $38,000.  Discontinued operations did not generate or use any cash for the three months ended March 31, 2006.

Investing.  Net cash used in investing activities was $630,000 for the three months ended March 31, 2006, which consisted of leasehold improvements related to the Company’s new Santa Monica office facility of $145,000, and purchases of property and equipment of $485,000, primarily by MediaDefender.  Net cash provided by investing activities was $111,000 for the three months ended March 31, 2005, consisting of the proceeds from the sale of ARTISTdirect Records of $115,000, offset by purchases of property and equipment of $4,000.

Financing.  Net cash provided by financing activities for the three months ended March 31, 2006 was $54,000, which consisted of $56,000 from the exercise of stock options, offset by an increase of $2,000 in restricted cash that secures certain letters of credit.  Net cash provided by financing activities for the three months ended March 31, 2005 was $36,000, which consisted of the issuance of bridge notes by ARTISTdirect Records of $37,000 during the two months ended February 28, 2005, offset by an increase of $1,000 in restricted cash that secures a letter of credit.

During April 2006, based on 60% of excess cash flow for 2005, as defined in the Note Purchase Agreement, the Company made a principal payment on its Senior Notes of $390,000.  In addition, and as discussed above, the Company made a principal payment of $1,303,000 on its Senior Notes in April 2006 as a result of the exercise of certain warrants held by the Senior Note holders.  At March 31, 2006, the Company also classified $65,000 of the Senior Notes as a current liability, reflecting an estimate of 60% the Company’s defined excess cash flow for the three months ended March 31, 2006.

Contractual Obligations

As of March 31, 2006, the Company’s principal commitments for the next five fiscal year periods consisted of contractual commitments as summarized below.  The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms, without any early reduction of the principal balances based on cash flows, except for a 2006 scheduled principal payment on the senior secured notes payable of $390,000 and the principal payment of $1,303,000 made in April 2006 in conjunction with the exercise of certain of the warrants held by senior note holders.

		Payments Due by 12 Month Periods Ending March 31,
Contractual cash obligations ($000)	Total	2007	2008	2009	2010	2011

Employment and consulting contracts	$3,759	$1,547	$1,264	$948	$—	$—
Guaranteed payments to MediaDefender management	1,050	1,050	—	—	—	—
Lease obligations	2,353	428	460	474	488	503
Senior secured notes payable	15,000	1,693	—	—	13,307	—
Interest on senior secured notes payable	5,120	1,575	1,554	1,554	437	—
Subordinated convertible notes payable (1)	27,799	—	—	—	27,799	—
Interest on subordinated convertible notes payable	4,449	1,862	1,112	1,112	363	—
Total contractual cash obligations	$59,530	$8,155	$4,390	$4,088	$42,394	$503

(1)  Subordinated convertible notes payable reflects $155,000 of subordinated debt principal converted into shares of the Company’s common stock through April 15, 2006.

Capital Expenditures.  The Company estimates that it will have capital expenditures aggregating approximately $750,000 for the remainder of the year ending December 31, 2006 as a result of the relocation and consolidation of our offices to new facilities and the planned expansion of the MediaDefender operations.

Off-Balance Sheet Arrangements

At March 31, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ARTISTDIRECT, INC.
(Registrant)

Date: May 22, 2006	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer
(Duly Authorized Officer)

Date: May 22, 2006	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger, dated July 28, 2005, by and among ARTISTdirect, Inc., ARTISTdirect Merger Sub, Inc. and MediaDefender, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of ARTISTdirect, Inc. (1)

3.2	Amended and Restated Bylaws of the ARTISTdirect, Inc. (6)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (2)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (3)

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (4)

4.1	Registration Rights Letter Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Frederick W. Field. (11)

4.2	Form of 11.25% Senior Note due July 28, 2009 issued to each of the Senior Financing investors dated July 28, 2005. (5)

4.3	Form of Warrant to Purchase Common Stock issued to each of the Senior Financing investors dated July 28, 2005. (5)

4.4	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Senior Financing investors. (5)

4.5	Form of Convertible Subordinated Note issued to each of the Sub-Debt investors dated July 28, 2005. (5)

4.6	Form of Sub-Debt Financing Warrant issued July 28, 2005. (5)

4.7	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Sub-Debt Financing investors. (5)

4.8	Warrant issued to Libra FE, LP on July 28, 2005. (5)

4.9	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and Libra FE, LP. (5)

4.10	Warrant issued to WNT07 Holdings, LLC on July 28, 2005. (5)

4.11	Waiver of Registration Rights Agreement, dated November 25, 2005, by and among ARTISTdirect, Inc. and certain of the Senior Financing investors. (7)

4.12	Waiver of Registrant Rights Agreement, dated November 25, 2005, by and among ARTISTdirect, Inc. and certain of the Sub-Debt Financing investors. (7)

4.13	Omnibus Amendment to Note and Warrant Purchase Agreement and Warrants to Purchase Common Stock by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006. (8)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

4.14	Amendment No. 1 to Registration Rights Agreement by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006. (8)

4.15	Omnibus Amendment and Waiver to Notes and Warrants Issued Pursuant to Securities Purchase Agreement by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006. (8)

4.16	Amendment No. 1 to Registration Rights Agreement executed by ARTISTdirect, Inc. and CCM Master Qualified Fund dated April 7, 2006. (8)

4.17	Amendment No. 1 to Registration Rights Agreement executed by ARTISTdirect, Inc. and DKR SoundShore Oasis Holding Fund, Ltd. dated April 7, 2006. (8)

4.18	Amendment No. 1 and Waiver to Convertible Subordinated Note executed by ARTISTdirect, Inc. and CCM Master Qualified Fund dated April 7, 2006. (8)

4.19	Amendment No. 1 and Waiver to Convertible Subordinated Note executed by ARTISTdirect, Inc. and DKR SoundShore Oasis Holding Fund, Ltd. dated April 7, 2006. (8)

4.20	Amendment and Waiver entered into by and between ARTISTdirect, Inc. and Libra FE, LP dated April 7, 2006. (8)

4.21	Amendment No. 1 to Registrant Rights Agreement entered into by and between ARTISTdirect, Inc. and Libra FE, LP dated April 7, 2006. (8)

10.1	Acknowledgement and Amendment regarding Employment Agreement by and between the Registrant and Jonathan Diamond dated February 3, 2006. (9)

10.2	Acknowledgement and Amendment regarding Employment Agreement by and between the Registrant and Robert Weingarten dated February 3, 2006. (9)

10.3	Sublease by and between Sapient Corporation and the Registrant dated as of January 26, 2006. (9)

10.4	Fiscal 2006 Board of Directors Compensation. (10)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

(1)    Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on January 27, 2000.

(2)    Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

(3)    Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

(4)    Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 9, 2005.

(5)    Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 3, 2005.

(6)    Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 18, 2006.

(7)    Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 30, 2005.

(8)    Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 10, 2006.

(9)    Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 3, 2006.

(10)  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

(11)  Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on June 11, 2001.