Form 10QSB
period 2006-06-30
ARTISTDIRECT INC
filed 2006-08-21
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of July 31, 2006, the Company had 9,998,869 shares of common stock, par value $0.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes  ☐   No  ☒

Documents incorporated by reference:  None.

ARTISTDIRECT, INC. AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

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

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except for share data)

	December 31,	June 30,
	2005	2006
		(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,102	$5,679
Restricted cash	359	362
Accounts receivable, net of allowance for doubtful accounts of $177 at December 31, 2005 and $200 at June 30, 2006	3,667	6,141
Income taxes refundable	1,211	920
Finished goods inventory	303	282
Prepaid expenses and other current assets	85	240
Total current assets	8,727	13,624
Property and equipment	3,120	3,943
Less accumulated depreciation	(1,175)	(1,436)
Property and equipment, net	1,945	2,507
Other assets:
Intangible assets:
Customer relationships, net of accumulated amortization of $314 at December 31, 2005 and $691 at June 30, 2006	1,950	1,573
Proprietary technology, net of accumulated amortization of $1,056 at December 31, 2005 and $2,323 at June 30, 2006	6,546	5,279
Non-compete agreements, net of accumulated amortization of $193 at December 31, 2005 and $425 at June 30, 2006	1,191	959
Goodwill	31,085	31,085
Total intangible assets, net	40,772	38,896
Deferred financing costs, net of accumulated amortization of $372 at December 31, 2005 and $1,127 at June 30, 2006	3,063	2,337
Deposits	25	25
Total other assets	43,860	41,258
	$54,532	$57,389

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(amounts in thousands, except for share data)

	December 31,	June 30,
	2005	2006
		(Unaudited)

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$911	$1,185
Accrued expenses	1,923	2,021
Accrued interest payable	607	1,061
Current portion of senior secured notes payable	390	748
Deferred revenue	377	121
Warrant liability	3,260	7,095
Guaranteed payments to MediaDefender management	1,050	1,050
Liabilities of discontinued operations	149	96
Total current liabilities	8,667	13,377

Long-term liabilities:
Senior secured notes payable, net of discount of $1,245 at December 31, 2005 and $945 at June 30, 2006, less current portion	13,365	11,614
Subordinated convertible notes payable, net of discount of $774 at December 31, 2005 and $591 at June 30, 2006	30,300	27,208
Deferred rent	—	184
Deferred income taxes	264	264
Total long-term liabilities	43,929	39,270
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value -
Authorized – 60,000,000 shares
Issued and outstanding – 4,861,149 shares at December 31, 2005 and 9,995,369 shares at June 30, 2006	49	100
Additional paid-in-capital	207,832	224,700
Deferred compensation	(19)	—
Accumulated deficit	(205,926)	(220,058)
Total stockholders’ equity	1,936	4,742
	$54,532	$57,389

See accompanying notes to condensed consolidated financial statements.

ARTIST direct, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net revenue:
E-commerce	$715	$652	$1,254	$1,287
Media	1,222	2,517	2,365	3,172
Anti-piracy and redirect services	4,032	—	7,623	—
Total net revenue	5,969	3,169	11,242	4,459
Cost of revenue:
E-commerce	632	562	1,187	1,131
Media	588	1,213	1,401	1,567
Anti-piracy and redirect services	1,861	—	3,577	—
Total cost of revenue	3,081	1,775	6,165	2,698
Gross profit	2,888	1,394	5,077	1,761
Operating expenses:
Sales and marketing	259	40	543	77
General and administrative, including stock-based compensation of $516 and $23 for the three months ended June 30, 2006 and 2005, respectively, and $1,083 and $23 for the six months ended June 30, 2006 and 2005, respectively	2,482	756	4,789	1,465
Total operating costs	2,741	796	5,332	1,542
Income (loss) from operations	147	598	(255)	219
Other income (expense):
Interest income	29	6	31	10
Interest expense	(800)	—	(1,624)	—
Other income	—	—	53	—
Adjustment to warrant liability	4,305	—	(10,339)	—
Reduction in exercise price of warrants	(797)	—	(797)	—
Amortization of deferred financing costs	(195)	—	(403)	—
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(223)	—	(537)	—
Income (loss) from continuing operations before income taxes	2,466	604	(13,871)	229
Provision for income taxes	161	—	261	—
Income (loss) from continuing operations	2,305	604	(14,132)	229
Income from discontinued operations:
Loss from operations of ARTISTdirect Records, LLC	—	—	—	(271)
Gain from sale of interest in ARTISTdirect Records, LLC (substantially all non-cash)	—	—	—	21,079
Income from discontinued operations	—	—	—	20,808
Net income (loss)	$2,305	$604	$(14,132)	$21,037

(continued)

ARTIST direct, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited) (continued)

(amounts in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss) per common share – basic:
From continuing operations	$0.26	$0.17	$(1.90)	$0.07
From discontinued operations	—	—	—	5.94
Net income (loss)	$0.26	$0.17	$(1.90)	$6.01

Net income (loss) per common share – diluted:
From continuing operations	$ 0.09	$ 0.15	$ (1.90)	$ 0.06
From discontinued operations	—	—	—	5.70
Net income (loss)	$ 0.09	$ 0.15	$ (1.90)	$ 5.76

Weighted average common shares outstanding:
Basic	8,990,595	3,502,117	7,423,760	3,502,117
Diluted	29,903,736	3,972,844	7,423,760	3,652,081

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(amounts in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated	Deferred	Total Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Equity

Balance at January 1, 2006	4,861,149	$49	$207,832	$(205,926)	$(19)	$1,936
Fair value of stock options granted for consulting services	—	—	35	—	—	35
Fair value of stock options	—	—	1,029	—	—	1,029
Issuance of shares upon exercise of stock options	80,787	1	67	—	—	68
Issuance of shares upon exercise of warrants	2,940,531	29	5,183	—	—	5,212
Issuance of shares upon conversion of subordinated convertible notes payable	2,112,902	21	3,254	—	—	3,275
Warrant liability credited to additional paid-in capital as a result of exercise of warrants	—	—	6,877	—	—	6,877
Reduction in exercise price of warrants exercised by holders of senior secured notes payable			423	—	—	423
Amortization of deferred compensation	—	—	—	—	19	19
Net loss	—	—	—	(14,132)	—	(14,132)
Balance at June 30, 2006	9,995,369	$ 100	$ 224,700	$ (220,058)	$ —	$ 4,742

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(14,132)	$21,037
Income from discontinued operations	—	(20,808)
Income (loss) from continuing operations	(14,132)	229
Adjustments to reconcile net income (loss) from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	3,346	55
Provision for doubtful accounts and sales returns	34	112
Stock-based compensation	1,083	23
Other income	(53)	—
Change in fair value of warrant liability	10,339	—
Reduction in exercise price of warrants	797	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(2,509)	(1,671)
Finished goods inventory	21	(114)
Prepaid expenses and other current assets	(155)	(13)
Income taxes refundable	291	—
Increase (decrease) in -
Accounts payable	274	854
Accrued expenses	98	28
Accrued interest payable	454	—
Deferred revenue	(256)	—
Deferred rent	184	—
Net cash used in continuing operations	(184)	(497)
Net cash used in discontinued operations	—	(38)
Net cash used in operating activities	(184)	(535)

Cash flows from investing activities:
Purchases of property and equipment	(823)	(40)
Proceeds from sale of interest in ARTISTdirect Records, LLC	—	115
Increase in deferred acquisition costs	—	(48)
Net cash provided by (used in) investing activities	(823)	27

Cash flows from financing activities:
Proceeds from exercise of stock options	68	—
Proceeds from exercise of warrants	5,212	—
Principal payments on senior secured notes payable	(1,693)	—
Increase in restricted cash	(3)	(2)
Net cash provided by discontinued operations –
Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC during the two months ended February 28, 2005	—	37
Net cash provided by financing activities	3,584	35

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(amounts in thousands)

	Six Months Ended June 30,
	2006	2005

Cash and cash equivalents:
Net increase (decrease)	2,577	(473)
Balance at beginning of period	3,102	1,156
Balance at end of period	$5,679	$683

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$894	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Warrant liability credited to additional paid-in capital as a result of exercise of warrants	$6,877	$—
Subordinated convertible notes payable converted into common shares	$3,275	$—

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months and Six Months Ended June 30, 2006 and 2005

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

On July 28, 2005, the Company completed the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”).  MediaDefender was founded in July 2000 and is headquartered in Marina del Rey, California.  This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005.  MediaDefender is a provider of anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry and offers services designed to frustrate Internet piracy.  During the three months ended June 30, 2006, MediaDefender also began to offer redirect services, wherein MediaDefender redirects specific peer-to-peer traffic on the Internet to designated client destinations.

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

Interim Financial Information:

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, including normal recurring accruals, those relating to the acquisition of MediaDefender, and those relating to the warrant liability discussed in Note 2, necessary to present fairly the financial position of the Company at June 30, 2006, the results of operations for the three months and six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005.  The balance sheet as of December 31, 2005 has been derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as amended, as filed with the SEC.

The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.

Reclassification:

Certain amounts have been reclassified in 2005 to conform to the presentation in 2006.  Such reclassifications did not have any effect on income (loss) from operations or net income (loss).

Net Income (Loss) per Common Share:

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  Approximately 26,392,000 shares for the six months ended June 30, 2006 were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2005 is based on the average of the closing price of the Company’s common stock as quoted on the OTC Bulletin Board during such periods.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended June 30, 2006
	2005			2006
		Weighted			Weighted
	Income	Average		Income	Average
	(Loss)	Shares	Per-Share	(Loss)	Shares	Per-Share

Earnings per share - basic
Income available to common stockholders
From continuing operations	$604	3,502	$0.17	$2,305	8,991	$0.26
From discontinued operations	—	—	—	—	—	—
	$604	3,502	$0.17	2,305	8,991	$0.26
Effect of dilutive securities
Subordinated convertible notes	—	—		595	17,952
Options and warrants	—	471		—	2,961

Earnings per share - diluted
Income available to common stockholders
From continuing operations	$604	3,973	$0.15	$2,900	29,904	$0.10
From discontinued operations	—	—	—	—	—	—
	$604	3,973	$0.15	$2,900	29,904	$0.10

	Six Months Ended June 30, 2006
	2005			2006
		Weighted			Weighted
	Income	Average		Income	Average
	(Loss)	Shares	Per-Share	(Loss)	Shares	Per-Share

Earnings per share - basic
Income (loss) available to common stockholders
From continuing operations	$229	3,502	$0.07	$(14,132)	7,424	$(1.90)
From discontinued operations	20,808	3,502	5.94	—	—	—
	$21,037	3,502	$6.01	$(14,132)	7,424	$(1.90)
Effect of dilutive securities
Subordinated convertible notes	—	—		—	—
Options and warrants	—	150		—	—

Earnings per share - diluted
Income (loss) available to common stockholders
From continuing operations	$229	3,652	$0.06	$(14,132)	7,424	$(1.90)
From discontinued operations	20,808	3,652	5.70	—	—	—
	$21,037	3,652	$5.76	$(14,132)	7,424	$(1.90)

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123R superseded APB Opinion No. 25 and amended SFAS No. 95, “Statement of Cash Flows”.  Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

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

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005.  During the six months ended June 30, 2006, a milestone-vested stock option previously issued in 2005 partially vested for 10,000 shares.  The fair value of the vested portion of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $35,000, and was charged to operations during the six months ended June 30, 2006.  During the three months ended and six months ended June 30, 2006, the Company issued 14,881 shares and 80,787 shares of common stock upon the exercise of stock options and received cash proceeds of approximately $12,000 and $68,000, respectively.  The stock options exercised had an intrinsic value of approximately $244,000.  The Company received no income tax benefit from the exercise of these stock options.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.  During the three months and six months ended June 30, 2006, the Company recorded $515,000 and $1,029,000, respectively, as a charge to operations to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R.

A summary of stock option activity under the Company’s 1999 Employee Stock Option Plan for the six months ended June 30, 2006 is shown below.  Except for stock options for 2,750 shares previously granted under the Company’s 1999 Artist Stock Plan which expired during the six months ended June 30, 2006, the

Company did not have any activity under any of its other stock option plans during the six months ended June 30, 2006.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2005	968,618	$3.57	5.07
Granted	—	—
Exercised	(80,787)	0.79
Cancelled	—	—
Options outstanding at June 30, 2006	887,831	$3.82	4.51
Options exercisable at June 30, 2006	572,350	$4.36	4.51

Pro forma information regarding net income (loss) per share for the three months and six months ended June 30, 2005, as formerly required by SFAS No. 123, was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.  For the purpose of pro forma disclosures, the estimated fair value of the options was amortized to operations over the vesting period of the options or the expected period of benefit.  The Company’s unaudited pro forma information for the three months and six months ended June 30, 2005 was as follows (amounts are in thousands, except for share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income – as reported	$604	$21,037
Less: Total stock-based compensation expense determined under the fair value method for all awards	(157)	(321)

Net income – pro forma	$447	$20,716

Net income per share – basic:
As reported	$0.17	$6.01
Pro forma	$0.13	$5.92

Net income per share – diluted:
As reported	$0.15	$5.76
Pro forma	$0.11	$5.67

At June 30, 2006, the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R on January 1, 2006 (excluding milestone-vested options), based on the fair values previously calculated, will be charged to operations ratably over the remaining vesting period of the outstanding options and warrants as follows (amounts are in thousands):

12 Month Periods Ending June 30,

2007	$1,576
2008	1,548
2009	285
Total	$3,409

Goodwill:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, an intangible asset that is not subject to amortization such as goodwill shall be, at a minimum, tested for impairment annually.  The first of the impairment tests consists of a comparison of the total fair value of the Company based upon the closing stock price and the Company’s net assets on the date of the test.  If the fair value is in excess of the net assets, there is no indication of impairment and no need to perform the second tier impairment test.  The Company was required to perform this test as of July 31, 2006, the one year anniversary of the acquisition of MediaDefender (see Note 2).  The Company has performed this test and has determined that there is no indication of impairment

Recent Accounting Pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, as a result of positions taken or expected to be taken in a company’s tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the potential effect, if any, that the adoption of FIN 48 may have on the Company’s financial statement presentation and disclosures.

2.  ACQUISITION OF MEDIADEFENDER, INC. AND RELATED TRANSACTIONS

On July 28, 2005, the Company consummated the acquisition (the “Acquisition”) of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) entered into by and among the Company, ARTISTdirect Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MediaDefender.  Under the terms of the Merger Agreement, Merger Sub merged with and into MediaDefender, the separate corporate existence of Merger Sub ceased and MediaDefender survived as a wholly-owned subsidiary of the Company.  The stockholders of MediaDefender received aggregate consideration of $42.5 million in cash.  The amount of consideration paid by the Company upon the closing of the Acquisition was determined in arm’s-length negotiations among the parties thereto.  Prior to entering into the agreement discussed above, there were no material relationships between or among the Company or any of its affiliates, officers or directors, or associates of any such officers or directors, on the one hand, and MediaDefender or any of its affiliates, officers or directors, or associates of any such officers or directors, on the other.

MediaDefender is a provider of anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry and offers services designed to frustrate Internet piracy.  During the three months ended June 30, 2006, MediaDefender also began to offer redirect services, wherein MediaDefender redirects specific peer-to-peer traffic on the Internet to designated client destinations.

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

Concurrent with the consummation of the Acquisition, the Company completed a $15,000,000 senior secured debt transaction (the “Senior Financing”) and a $30,000,000 convertible subordinated debt transaction (the “Sub-Debt Financing”).  Legal fees paid or reimbursed by the Company for services provided by the respective legal counsels for the lenders were recorded as a charge to deferred financing costs and are being amortized over the terms of the related debt.

The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers attached thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”).  Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three years and eleven months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly, with any unpaid principal and accrued interest due and payable at maturity.  Termination and payment of the Senior Notes by the Company prior to maturity will not result in a prepayment fee.  As collateral for the $15,000,000 Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including, but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property.  The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio.

In addition, not later than ninety days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined in the Note Purchase Agreement, to prepay the principal amount of the Notes, which the Company determined to be $390,000 for the year ended December 31, 2005, which was shown as a current liability at December 31, 2005, and which was paid in early April 2006.  At June 30, 2006, the Company classified $748,000 of the Senior Notes as a current liability, reflecting an estimate of 60% the Company’s defined excess cash flow for the six months ended June 30, 2006.

The Senior Financing investors also received five-year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”).  The warrants were valued at $1,397,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15,000,000 senior secured debt, and are being amortized over the term of the debt.  See Note 5 for additional information with respect to these warrants.

The Senior Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which if not complied with could subject the Company to a cash penalty of 1.5% of the Senior Financing per 30 day period.  In accordance with EITF No. 00-19, the fair value of the warrants was recorded as warrant liability in the Company’s financial statements.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005.  On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.  The Company was in compliance with these financial covenants at June 30, 2006.

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

The Sub-Debt Financing investors also received five-year warrants to purchase up to 1,596,774 shares of common stock at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”).  The warrants were valued at $878,026 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30,000,000 of convertible subordinated debt, and are being amortized over the term of the debt.  See Note 5 for additional information with respect to these warrants.

The Sub-Debt Notes and the Sub-Debt Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such notes and warrants, which if not complied with could subject the Company to a cash penalty of 1.0% of the Sub-Debt Financing per 30 day period.  In accordance with EITF No. 00-19, the fair value of the warrants was recorded as warrant liability in the Company’s financial statements.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

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

To induce the Senior Financing investors to participate in the above-referenced transaction, the Sub-Debt Financing investors entered into a Subordination Agreement for the benefit of the Senior Financing investors pursuant to which the Sub-Debt Financing investors agreed to subordinate their rights to the holders of the senior debt.

If all of the securities issued in the Senior Financing and the Sub-Debt Financing are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, it will result in significant dilution to the Company’s existing stockholders.  If all of the Company’s outstanding equity-based instruments are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, including those issued in conjunction with the Acquisition, there will be a total of approximately 38,000,000 shares of the Company’s common stock issued and outstanding.  In addition, a change in control of the Company could occur as a result of the exercise of all of the securities issued in the Senior Financing and the Sub-Debt Financing.

The securities issued by the Company in the Senior Financing and the Sub-Debt Financing were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of

1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder.  Each of the investors qualified as an “accredited investor,” as specified in Rule 501 under the Securities Act.

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued to Broadband a Sub-Debt Note in the amount of $1,460,500 (in addition to the $30,000,000 referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share.  The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors.  The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The warrants were valued at $834,314, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.  See Note 5 for additional information with respect to these warrants.

The Sub-Debt Notes and the Sub-Debt Warrant Shares issued to Broadband are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants and notes, which if not complied with could subject the Company to a cash penalty of 1.0% of the Broadband portion of the Sub-Debt Financing per 30 day period.  In accordance with EITF No. 00-19, the fair value of the warrants was recorded as warrant liability in the Company’s financial statements.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued to Libra warrants to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Shares”).  The warrants were issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company would include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The warrants were valued at $149,625, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.  See Note 5 for additional information with respect to these warrants.

The Libra Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which if not complied with could subject the Company to a cash penalty of $5,000 per 30 day period.  In accordance with EITF No. 00-19, the fair value of the warrants was recorded as warrant liability.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

As of and through December 31, 2005, based on a report prepared by an independent valuation firm, there was no change in the fair value of the warrants that were recorded as warrant liability at July 28, 2005.  For the three months and six months ended June 30, 2006, the Company recorded a non-cash gain (loss) of $4,305,000 and $(10,339,000), respectively, to reflect the change in warrant liability.  The calculation of warrant liability at June 30, 2006 reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  A summary of warrant liability at December 31, 2005 and June 30, 2006 is presented below (amounts are in thousands).  The net adjustment to warrant liability for the six months ended June 30, 2006 includes adjustments to reflect changes in the carrying value of the warrants, as well as adjustments resulting from a reduction in the exercise price and from the exercise of such warrants.

	Warrant Liability at December 31, 2005	Net Adjustment to Warrant Liability for the Six Months Ended June 30, 2006	Warrant Liability at June 30, 2006
		(Unaudited)	(Unaudited)

Senior Warrant Shares	$1,398	$(748)	$650
Sub-Debt Warrant Shares	878	2,427	3,305
Broadband Sub-Debt Warrant Shares	834	2,306	3,140
Libra Warrant Shares	150	(150)	—
Total	$3,260	$3,835	$7,095

During April 2006, as a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and of the Libra Warrant Shares (see Note 5), $6,877,000 of the warrant liability at March 31, 2006 was reclassified to additional paid-in capital.

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

The shares of common stock were valued at $1,585,916 ($1.43 per share) and the warrants were valued at $83,939, based on a valuation report prepared by an independent valuation firm, for an aggregate value of $1,669,855.  The aggregate value of $1,669,855 was allocated 20% ($333,971) to a covenant not to compete and 80% ($1,335,884) to the costs that the Company incurred to acquire MediaDefender, based on management’s estimate of the relative values, as confirmed by the independent valuation firm.  The amount allocated to the covenant not to compete is being amortized through April 1, 2007.

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

The following pro forma operating data presents the results of operations for the three months and six months ended June 30, 2005, as if the acquisition had occurred on the first day of such period.  Discontinued operations, impairment losses and non-recurring items for such period are not included.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on such date, or of future results of operations.  The pro forma calculations assume that there were no principal payments on the Senior Notes or conversions of the Sub-Debt Notes during 2005.  Amounts are presented in thousands, except for share data.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net revenue	$6,070	$10,084

Net loss	$(441)	$(1,547)

Net loss per common share – basic and diluted	$(0.10)	$(0.34)

Weighted average common Shares outstanding	4,611,149	4,611,149

3.  DISCONTINUED OPERATIONS – ARTISTDIRECT RECORDS

On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant to a Transfer Agreement for a cash payment of $115,000, as a result of which ADI no longer had any equity or other economic interest in ARTISTdirect Records, and Radar Records became the owner of a majority of the membership interests in ARTISTdirect Records and also acquired the receivable reflecting the $33,000,000 of loan advances previously provided to ARTISTdirect Records by ADI.  In conjunction with this transaction, at February 28, 2005, ADI wrote-off the intercompany balance due from ARTISTdirect Records of $80,000, which was eliminated in consolidation.

The amount of consideration received by ADI was determined with reference to various factors, including, but not limited to, ADI’s future business plans and intention to focus on its internet and web-site operations, ARTISTdirect Records’ current limited capital resources and substantially reduced level of operations, ARTISTdirect Records’ future business plans and capital requirements and the likelihood of obtaining such capital on a timely basis and under reasonable terms and conditions, the unpaid costs that ADI has advanced ARTISTdirect Records to date and would be required to continue to advance ARTISTdirect Records in the future, and the probability of ADI obtaining a return on its investment to date of $33,000,000 in ARTISTdirect Records.

As a result of the existence of various conflicts of interest with respect to this transaction, full disclosure of these conflicts of interest was made to ADI’s Board of Directors and the required approval by the disinterested members of ADI’s Board of Directors was obtained prior to the closing of the transaction.

As a result of the sale of all of ADI’s interest in ARTISTdirect Recordings to Radar Records effective February 28, 2005, ADI accounted for its interest in ARTISTdirect Records as a discontinued operation for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.  For the six months ended June 30, 2005, the Company recognized a loss from discontinued operations of $271,000, reflecting ADI’s interest in ARTISTdirect Records for the two months ended February 28, 2005.

As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, the Company recognized a gain (primarily non-cash) in its consolidated statement of operations for the six months ended June 30, 2005 of $21,079,000, primarily as a result of the elimination of the liabilities of ARTISTdirect Records.

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

During the six months ended June 30, 2005, the Company accrued bonuses of $75,000 and $50,000 to its Chief Executive Officer and Chief Financial Officer, respectively, which were subsequently paid during 2005.

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

5.  EQUITY-BASED TRANSACTIONS

On May 6, 2005, the Company issued to three consultants stock options to purchase an aggregate of 78,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to short-term consulting agreements with a duration approximating one year.  The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $79,000, of which $60,000 was charged to operations during the year ended December 31, 2005 and $19,000 was recorded as deferred compensation at December 31, 2005 and amortized to operations during the six months ended June 30, 2006.

On May 6, 2005, the Company issued to a consultant a stock option to purchase an aggregate of 22,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan, exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to a short-term consulting agreement.  The option was subject to milestones, one of which was partially attained during the six months ended June 30, 2006, as a result of which 10,000 shares vested during such period.  The fair value of the vested portion of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $35,000, and was charged to operations during the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company issued 80,787 shares of common stock upon the exercise of stock options previously issued to employees and consultants, and received cash proceeds of approximately $68,000.

During the three months and six months ended June 30, 2006, the Company issued 100,000 shares and 2,112,902 shares of common stock, respectively, upon the conversion of $155,000 and $3,275,000 of subordinated convertible notes payable, respectively.  As a result, $223,000 was charged to operations during the three months ended June 30, 2006, consisting of related deferred financing costs of $92,000 and debt discount costs of $131,000, and $537,000 was charged to operations during the six months ended June 30, 2006, consisting of related deferred financing costs of $324,000 and debt discount costs of $213,000.

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

Effective April 27, 2006, certain of the investors in the Senior Financing exercised their warrants to purchase 2,816,667 shares of common stock at $1.85 per share, resulting in the issuance of 2,816,667 shares of common stock in exchange for cash proceeds of $5,212,000, of which $1,303,000 was used to reduce the respective principal balances on the Senior Notes payable held by such exercising investors.

During April 2006, as a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and of the Libra Warrant Shares, $6,877,000 of the warrant liability at March 31, 2006 was reclassified to additional paid-in capital.

As a result of the aforementioned warrant exercise price reductions, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $797,000, consisting of $374,000 relating to the warrants held by the investors in the Sub-Debt Financing and $423,000 relating to the warrants held by the investors in the Senior Financing.

The Company’s stockholders approved the ARTISTdirect, Inc. 2006 Equity Incentive Plan (the “2006 Equity Plan”) at the Company’s Annual Meeting of Stockholders held on June 19, 2006 (the “Annual Meeting”).  The Board of Directors of the Company had previously approved the 2006 Equity Plan in April 2006.  A total of 1,500,000 new shares of the Company’s common stock have initially been reserved for issuance under the 2006 Equity Plan.  Awards under the 2006 Equity Plan may be granted to any of the Company’s employees, directors, officers, consultants or those of the Company’s affiliates.  Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards.  An incentive stock option may be granted under the 2006 Equity Plan only to a person who, at the time of the grant, is an employee of the Company or a parent or subsidiary of the Company.

At the Annual Meeting, the Company’s stockholders approved an amendment and restatement of the Company’s Certificate of Incorporation as follows:

Article IV:  An amendment and restatement of Article IV to eliminate 5,000,000 shares of the Company’s authorized preferred stock.

Article VI:  An amendment and restatement of Article VI to re-classify the Company’s directors and to designate them as either Class I, Class II or Class III.

Article IX:  An amendment and restatement of Article IX to eliminate the provision requiring the affirmative vote of 66.6% of all shares entitled to vote in order to amend Articles IV (Authorized Number of Shares), V (Bylaws), VI (Directors), VII (Shareholder Voting), VIII (Indemnification) and IX (Amendment) of the Company’s Certificate of Incorporation.  Any future amendments will require the affirmative vote of a majority of all shares entitled to vote, as is required under the Delaware General Corporate Law.

6.  INCOME TAXES

At December 31, 2005, the Company had net operating loss carryforwards totaling approximately $111 million for Federal income tax purposes expiring beginning in 2020 and California state net operating loss carryforwards of approximately $102 million expiring beginning in 2008.

Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in the stock ownership of companies with loss carryforwards, the utilization of the Company’s federal net operating loss carryforward was severely limited as a result of the change in the effective stock ownership of the Company resulting from the debt financings arranged in conjunction with the acquisition of MediaDefender (see Note 2).

Due to the uncertainty surrounding the realization of the benefits of the Company’s tax attributes, primarily net operating loss carryforwards as of December 31, 2005, the Company recorded a 100% valuation allowance against its net deferred tax assets as of December 31, 2005.

As a result of the profitable operations of MediaDefender during the three months and six months ended June 30, 2006, the non-deductibility of certain non-cash charges for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carryforwards, the Company recorded a provision for income taxes of $161,000 and $261,000 for the three months and six months ended June 30, 2006.

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

Future cash payments under such operating lease are as follows:

12 Month Periods Ending June 30,

2007	$537
2008	504
2009	516
2010	492
2011	507
Total	$2,556

8.  SEGMENT INFORMATION AND CONCENTRATIONS

Information with respect to the Company’s operating segments for the three months and six months ended June 30, 2006 and 2005 is presented below.  During the three months and six months ended June 30, 2005, the Company’s continuing operations consisted of two reportable segments:  e-commerce and media.  During the three months and six months ended June 30, 2006, the Company’s continuing operations consisted of three reportable segments:  e-commerce, media and anti-piracy and redirect services.

E-commerce revenue is generated from the sale of recorded music and music-related merchandise sold via the Internet.  Media revenue is generated from the sale of advertising and sponsorships, both online and offline, under short-term contracts.  Anti-piracy and redirect services revenue is generated from providing anti-piracy services designed to frustrate Internet piracy and from redirecting specific peer-to-peer traffic on the Internet to designated client destinations, respectively.

During the three months ended June 30, 2006 and 2005, approximately 73% and 68%, respectively, of e-commerce revenues were generated from the products related to a single music merchandising entity.  During the six months ended June 30, 2006 and 2005, approximately 68% and 67%, respectively, of e-commerce revenues were generated from the products related to a single music merchandising entity.

During the three months and six months ended June 30, 2006 and 2005, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.

During the three months ended June 30, 2006, approximately 72% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 26%, a second customer accounting for 23%, a third customer accounting for 13%, and a fourth customer accounting for 10%.  During the six months ended June 30, 2006, approximately 55% of MediaDefender’s consolidated revenues were from two customers, with one customer accounting for 28% and a second customer accounting for 27%.  At June 30, 2006, the aggregate amount due from these customers was approximately $3,400,000, which was included in accounts receivable at such date.

During the three months ended June 30, 2006, MediaDefender purchased approximately 71% of its bandwidth from four suppliers.  During the six months ended June 30, 2006, MediaDefender purchased approximately 61% of its bandwidth from two suppliers.  At June 30, 2006, there were no amounts due to these suppliers.  Although there are other suppliers of bandwidth, a change in suppliers would cause delays, which could adversely affect operations in the short-term.

Information with respect to the three months and six months ended June 30, 2005 does not include the operations of MediaDefender, which was acquired effective July 28, 2005.

The Company’s presentation of financial results includes “Adjusted EBITDA” as a financial measure, which is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Adjusted EBITDA is a non-GAAP financial measure that represents income or loss from continuing operations before net interest expense, provision for income taxes, depreciation and amortization, and also excludes certain other items, including stock-based compensation, adjustment to warrant liability, non-cash financing costs and related write-offs, impairment losses, and non-recurring gains and losses.  Management excludes these items in assessing financial performance, primarily due to their non-operational or non-cash nature or because they are outside of the Company’s normal operations.  The Company has provided this information because management believes that it is useful to investors in understanding the Company’s financial condition and results of operations.  Included in Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months and six months ended June 30, 2006 and 2005.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.  Amounts are presented in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Revenue:
E-commerce	$715	$652	$1,254	$1,287
Media	1,222	2,517	2,365	3,172
Anti-piracy and redirect services	4,032	—	7,623	—
	$5,969	$3,169	$11,242	$4,459
Adjusted EBITDA:
E-commerce	$55	$65	$6	$107
Media	517	1,240	724	1,484
Anti-piracy and redirect services	2,558	—	4,795	—
	3,130	1,305	5,525	1,591
Corporate	(1,394)	(659)	(2,561)	(1,294)
	$1,736	$646	$2,964	$297

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$1,736	$646	$2,964	$297
Add (deduct):
Stock-based compensation	(516)	(23)	(1,083)	(23)
Depreciation	(136)	(25)	(260)	(55)
Amortization of intangible assets	(937)	—	(1,876)	—
Amortization of deferred financing costs	(195)	—	(403)	—
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(223)	—	(537)	—
Interest income	29	6	31	10
Interest expense, including amortization of discount on debt of $131 and $270 for the three months and six months ended June 30, 2006, respectively	(800)	—	(1,624)	—
Adjustment to warrant liability	4,305	—	(10,339)	—
Reduction in exercise price of warrants	(797)	—	(797)	—
Provision for income taxes	(161)	—	(261)	—
Other income	—	—	53	—
Loss from discontinued operations of ARTISTdirect Records, LLC	—	—	—	(271)
Gain from sale of ARTISTdirect Records, LLC	—	—	—	21,079
Net income (loss)	$2,305	$604	$(14,132)	$21,037

Assets as of December 31, 2005 and June 30, 2006 are summarized below.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, prepaid expenses and deposits, computer equipment, leasehold improvements and certain intangible assets.  Amounts are presented in thousands.

	June 30, 2006	December 31, 2005

Assets:
Corporate	$6,358	$4,726
E-commerce	1,039	941
Media	2,986	1,931
Anti-piracy and redirect services	47,006	46,934
	$57,389	$54,532

9.  SUBSEQUENT EVENTS

On July 7, 2006, in conjunction with the previously adopted 2006 board compensation program (see Note 4) the Company granted stock options under the 2006 Equity Plan approved by the Company’s stockholders at its Annual Meeting to five non-officer members of its Board of Directors to acquire an aggregate of 91,551 shares of common stock, exercisable for a period of 5 years at $3.35 per share, the closing price of the Company’s common stock as quoted on the OTC Bulletin Board on the date of grant.  The aggregate fair value of such stock options, calculated pursuant to the Black-Scholes option-pricing model, was $260,000, which will be charged to operations through December 31, 2006.

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

The Company, through its MediaDefender subsidiary acquired effective July 28, 2005 as described below, provides anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry and offers services designed to frustrate Internet piracy.  During the three months ended June 30, 2006, MediaDefender also began to offer redirect services, wherein MediaDefender redirects specific peer-to-peer traffic on the Internet to designated client destinations.

Acquisition of MediaDefender, Inc. and Related Transactions:

On July 28, 2005, the Company consummated the acquisition (the “Acquisition”) of MediaDefender pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) entered into by and among the Company, ARTISTdirect Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MediaDefender.  Under the terms of the Merger Agreement, Merger Sub merged with and into MediaDefender, the separate corporate existence of Merger Sub ceased and MediaDefender survived as a wholly-owned subsidiary of the Company.  The stockholders of MediaDefender received aggregate consideration of $42.5 million in cash.  The amount of consideration paid by the Company upon the closing of the Acquisition was determined in arm’s-length negotiations among the parties thereto.  Prior to entering into the agreement discussed above, there were no material relationships between or among the Company or any of its affiliates, officers or directors, or associates of any such officers or directors, on the one hand, and MediaDefender or any of its affiliates, officers or directors, or associates of any such officers or directors, on the other.

MediaDefender is a provider of anti-piracy solutions in the high-growth IPP industry and offers services designed to frustrate Internet piracy.  During the three months ended June 30, 2006, MediaDefender also began to offer redirect services, wherein MediaDefender redirects specific peer-to-peer traffic on the Internet to designated client destinations.

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

Concurrent with the consummation of the Acquisition, the Company completed a $15,000,000 senior secured debt transaction (the “Senior Financing”) and a $30,000,000 convertible subordinated debt transaction (the “Sub-Debt Financing”).  Legal fees paid or reimbursed by the Company for services provided by the respective legal counsels for the lenders were recorded as a charge to deferred financing costs and are being amortized over the terms of the related debt.

The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers attached thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”).  Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three years and eleven months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly, with any unpaid principal and accrued interest due and payable at maturity.  Termination and payment of the Senior Notes by the Company prior to maturity will not result in a prepayment fee.  As collateral for the $15,000,000 Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including, but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property.  The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio.

In addition, not later than ninety days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined in the Note Purchase Agreement, to prepay the principal amount of the Notes, which the Company determined to be $390,000 for the year ended December 31, 2005, which was shown as a current liability at December 31, 2005, and which was paid in early April 2006.  At June 30, 2006, the Company classified $748,000 of the Senior Notes as a current liability, reflecting an estimate of 60% the Company’s defined excess cash flow for the six months ended June 30, 2006.

The Senior Financing investors also received five-year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”).  The warrants were valued at $1,397,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15,000,000 senior secured debt, and are being amortized over the term of the debt.

The Senior Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which if not complied with could subject the Company to a cash penalty of 1.5% of the Senior Financing per 30 day period.  In accordance with EITF No. 00-19, the fair value of the warrants was recorded as warrant liability in the Company’s financial statements.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005.  On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.  The Company was in compliance with these financial covenants at June 30, 2006.

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

The Sub-Debt Financing investors also received five-year warrants to purchase up to 1,596,774 shares of common stock at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”).  The warrants were valued at $878,026 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30,000,000 of convertible subordinated debt, and are being amortized over the term of the debt.

The Sub-Debt Notes and the Sub-Debt Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such notes and warrants, which if not complied with could subject the Company to a cash penalty of 1.0% of the Sub-Debt Financing per 30 day period.  In accordance with EITF No. 00-19, the fair value of the warrants was recorded as warrant liability in the Company’s financial statements.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

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

To induce the Senior Financing investors to participate in the above-referenced transaction, the Sub-Debt Financing investors entered into a Subordination Agreement for the benefit of the Senior Financing investors pursuant to which the Sub-Debt Financing investors agreed to subordinate their rights to the holders of the senior debt.

If all of the securities issued in the Senior Financing and the Sub-Debt Financing are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, it will result in significant dilution to the Company’s existing stockholders.  If all of the Company’s outstanding equity-based instruments are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, including those issued in conjunction with the Acquisition, there will be a total of approximately 38,000,000 shares of the Company’s common stock issued and outstanding.  In addition, a change in control of the Company could occur as a result of the exercise of all of the securities issued in the Senior Financing and the Sub-Debt Financing.

The securities issued by the Company in the Senior Financing and the Sub-Debt Financing were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder.  Each of the investors qualified as an “accredited investor,” as specified in Rule 501 under the Securities Act.

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued to Broadband a Sub-Debt Note in the amount of $1,460,500 (in addition to the $30,000,000 referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share.  The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors.  The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The warrants were valued at $834,314, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.

The Sub-Debt Notes and the Sub-Debt Warrant Shares issued to Broadband are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants and notes, which if not complied with could subject the Company to a cash penalty of 1.0% of the Broadband portion of the Sub-Debt Financing per 30 day period.  In accordance with EITF No. 00-19, the fair value of the warrants was recorded as warrant liability in the Company’s financial statements.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

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

The Libra Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which if not complied with could subject the Company to a cash penalty of $5,000 per 30 day period.  In accordance with EITF No. 00-19, the fair value of the warrants was recorded as warrant liability.  The carrying value of the warrants is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations as other income (expense).

As of and through December 31, 2005, based on a report prepared by an independent valuation firm, there was no change in the fair value of the warrants that were recorded as warrant liability at July 28, 2005.  For the three months and six months ended June 30, 2006, the Company recorded a non-cash gain (loss) of $4,305,000 and $(10,339,000), respectively, to reflect the change in warrant liability.  The calculation of warrant liability at June 30, 2006 reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  A summary of warrant liability at December 31, 2005 and June 30, 2006 is presented below (amounts are in thousands).  The net adjustment to warrant liability for the six months ended June 30, 2006 includes adjustments to reflect changes in the carrying value of the warrants, as well as adjustments resulting from a reduction in the exercise price and from the exercise of such warrants.

	Warrant Liability at December 31, 2005	Net Adjustment to Warrant Liability for the Six Months Ended June 30, 2006	Warrant Liability at June 30, 2006
		(Unaudited)	(Unaudited)

Senior Warrant Shares	$1,398	$(748)	$650
Sub-Debt Warrant Shares	878	2,427	3,305
Broadband Sub-Debt Warrant Shares	834	2,306	3,140
Libra Warrant Shares	150	(150)	—
Total	$3,260	$3,835	$7,095

During April 2006, as a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and of the Libra Warrant Shares, $6,877,000 of the warrant liability at March 31, 2006 was reclassified to additional paid-in capital.

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

The shares of common stock were valued at $1,585,916 ($1.43 per share) and the warrants were valued at $83,939, based on a valuation report prepared by an independent valuation firm, for an aggregate value of $1,669,855.  The aggregate value of $1,669,855 was allocated 20% ($333,971) to a covenant not to compete and 80% ($1,335,884) to the costs that the Company incurred to acquire MediaDefender, based on management’s estimate of the relative values, as confirmed by the independent valuation firm.  The amount allocated to the covenant not to compete is being amortized through April 1, 2007.

During the three months and six months ended June 30, 2006, the Company issued 100,000 shares and 2,112,902 shares of common stock, respectively, upon the conversion of $155,000 and $3,275,000 of subordinated convertible notes payable, respectively.  As a result, $223,000 was charged to operations during the three months ended June 30, 2006, consisting of related deferred financing costs of $92,000 and debt discount costs of $131,000, and $537,000 was charged to operations during the six months ended June 30, 2006, consisting of related deferred financing costs of $324,000 and debt discount costs of $213,000.

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

Effective April 27, 2006, certain of the investors in the Senior Financing exercised their warrants to purchase 2,816,667 shares of common stock at $1.85 per share, resulting in the issuance of 2,816,667 shares of common stock in exchange for cash proceeds of $5,212,000, of which $1,303,000 was used to reduce the respective principal balances on the Senior Notes payable held by such exercising investors.

As a result of the aforementioned warrant exercise price reductions, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $797,000, consisting of $374,000 relating to the warrants held by the investors in the Sub-Debt Financing and $423,000 relating to the warrants held by the investors in the Senior Financing.

Pro Forma Information:

The following pro forma operating data presents the results of operations for the three months and six months ended June 30, 2005, as if the acquisition had occurred on the first day of such period.  Discontinued operations, impairment losses and non-recurring items for such period are not included.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on such date, or of future results of operations.  The pro forma calculations assume that there were no principal payments on the Senior Notes or conversions of the Sub-Debt Notes during 2005.  Amounts are presented in thousands, except for share data.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net revenue	$6,070	$10,084

Net loss	$(441)	$(1,547)

Net loss per common share – basic and diluted	$(0.10)	$(0.34)

Weighted average common Shares outstanding	4,611,149	4,611,149

The Company’s presentation of financial results includes “Adjusted EBITDA” as a financial measure, which is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Adjusted EBITDA is a non-GAAP financial measure that represents income or loss from continuing operations before net interest expense, provision for income taxes, depreciation and amortization, and also excludes certain other items, including stock-based compensation, adjustment to warrant liability, non-cash financing costs and related write-offs, impairment losses, and non-recurring gains and losses.  Management excludes these items in assessing financial performance, primarily due to their non-operational or non-cash nature or because they are outside of the Company’s normal operations.  The Company has provided this information because management believes that it is useful to investors in understanding the Company’s financial condition and results of operations.  Included in Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

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

The following table summarizes pro forma net revenue and Adjusted EBITDA by operating segment for the three months and six months ended June 30, 2005.  A reconciliation of Pro Forma Net Loss to Pro Forma Adjusted EBITDA is also provided.  Included in Pro Forma Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  The pro forma calculations assume that there were no principal payments on the Senior Notes or conversions of the Sub-Debt Notes during 2005.  Amounts are presented in thousands.

Pro Forma	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net Revenue:
E-commerce	$652	$1,287
Media	2,517	3,172
Anti-piracy services	2,901	5,625
	$6,070	10,084
Adjusted EBITDA:
E-commerce	$65	$107
Media	1,240	1,484
Anti-piracy services	1,822	3,488
	3,127	5,079
Corporate	(822)	(1,620)
	$2,305	$3,459

Pro Forma	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Reconciliation of Adjusted EBITDA to Net Loss:
Adjusted EBITDA	$2,305	$3,459
Add (deduct):
Stock-based compensation	(23)	(23)
Depreciation	(107)	(219)
Amortization of intangible assets	(939)	(1,878)
Amortization of deferred financing costs	(217)	(432)
Interest income	15	23
Interest expense, including amortization of discount on debt of $144 and $286 for the three months and six months ended June 30, 2005, respectively	(887)	(1,762)
Provision for income taxes	(588)	(715)
Net loss	$(441)	$(1,547)

For comparative purposes, the following table summarizes Pro Forma Net Revenue and Adjusted EBITDA by operating segment for the year ended December 31, 2005, by fiscal quarter.  A reconciliation of Pro Forma Net Loss to Pro Forma Adjusted EBITDA for the year ended December 31, 2005, by quarter, is also provided.  Included in Pro Forma Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  The pro forma calculations assume that there were no principal payments on the Senior Notes or conversions of the Sub-Debt Notes during 2005.  Amounts are presented in thousands.

	Three Months Ended				Year Ended
Pro Forma	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005

Net revenue:
E-commerce	$635	$652	$603	$775	$2,665
Media	655	2,517	913	1,212	5,297
Anti-piracy services	2,724	2,901	3,377	3,673	12,675
	$4,014	$6,070	$4,893	$5,660	$20,637

Adjusted EBITDA:
E-commerce	$42	$65	$47	$3	$157
Media	244	1,240	251	463	2,198
Anti-piracy services	1,666	1,822	2,219	2,383	8,090
	1,952	3,127	2,517	2,849	10,445
Corporate	(798)	(822)	(675)	(1,055)	(3,350)
Total	$1,154	$2,305	$1,842	$1,794	$7,095

	Three Months Ended				Year Ended
Pro Forma	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005

Reconciliation of Adjusted EBITDA to Net Loss:
Adjusted EBITDA	$1,154	$2,305	$1,842	$1,794	$7,095
Add (deduct):
Stock-based compensation	—	(23)	(24)	(26)	(73)
Depreciation	(112)	(107)	(101)	(77)	(397)
Amortization of intangible assets	(939)	(939)	(938)	(933)	(3,749)
Amortization of deferred financing costs	(215)	(217)	(218)	(221)	(871)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	—	—	(39)	(39)
Interest income	8	15	13	11	47
Interest expense	(733)	(743)	(748)	(747)	(2,973)
Amortization of discount on debt	(142)	(144)	(150)	(165)	(599)
Adjustment to warrant liability	—	—	—	—	—
Provision for income taxes	(127)	(588)	(402)	(378)	(1,495)
Net loss	$(1,106)	$(441)	$(726)	$(781)	$(3,054)

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

Recent Accounting Pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, as a result of positions taken or expected to be taken in a company’s tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the potential effect, if any, that the adoption of FIN 48 may have on the Company’s financial statement presentation and disclosures.

Results of Operations – Three Months Ended June 30, 2006 and 2005:

The following table presents information with respect to the Company’s consolidated statements of operations, excluding income (loss) from discontinued operations, and as a percentage of total net revenue, for the three months ended June 30, 2006 and 2005.  As a result of the Company’s acquisition of MediaDefender effective July 28, 2005, the Company has consolidated the operations of MediaDefender since that date.  Accordingly, the Company’s results of operations for the three months ended June 30, 2006 are not directly comparable to the Company’s results of operations for the three months ended June 30, 2005.

Consolidated Statements of Operations

(amounts are in thousands)

	Three Months Ended June 30,
	2006		2005
	$	%	$	%
Net revenue:
E-commerce	$715	12.0%	$652	20.6%
Media	1,222	20.5%	2,517	79.4%
Anti-piracy and redirect services	4,032	67.5%	—	—%
Total net revenue	5,969	100.0%	3,169	100.0%

Cost of revenue:
E-commerce	632	10.6%	562	17.7%
Media	588	9.8%	1,213	38.3%
Anti-piracy and redirect services	1,861	31.2%	—	—%
Total cost of revenue	3,081	51.6%	1,775	56.0%
Gross profit	2,888	48.4%	1,394	44.0%

Operating expenses:
Sales and marketing	259	4.3%	40	1.3%
General and administrative	2,482	41.6%	756	23.8%
Total operating costs	2,741	45.9%	796	25.1%
Income from operations	147	2.5%	598	18.9%

Interest income	29	0.5%	6	0.2%
Interest expense	(800)	(13.4)%	—	—%
Adjustment to warrant liability	4,305	72.1%	—	—%
Reduction in exercise price of warrants	(797)	(13.4)%	—	—%
Amortization of deferred financing Costs	(195)	(3.3)%	—	—%
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(223)	(3.7)%	—	—%
Income from continuing operations before income taxes	2,466	41.3%	604	19.1%

Provision for income taxes	161	2.7%	—	—%
Income from continuing operations	$2,305	38.6%	$604	19.1%

As discussed above, the Company’s presentation of financial results includes “Adjusted EBITDA” as a financial measure, which is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Adjusted EBITDA is a non-GAAP financial measure that represents income or loss from continuing operations before net interest expense, provision for income taxes, depreciation and amortization, and also excludes certain other items, including stock-based compensation, adjustment to warrant liability, non-cash financing costs and related write-offs, impairment losses, and non-recurring gains and losses.  Management excludes these items in assessing financial performance, primarily due to their non-operational or non-cash nature or because they are outside of the Company’s normal operations.  The Company has provided this information because management believes that it is useful to investors in understanding the Company’s financial condition and results of operations.  Included in Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended June 30, 2006 and 2005.  A reconciliation of Net Income to Adjusted EBITDA is also provided.  Amounts are presented in thousands.

	Three Months Ended June 30,
	2006	2005

Net Revenue:
E-commerce	$715	$652
Media	1,222	2,517
Anti-piracy and redirect services	4,032	—
	$5,969	$3,169

Adjusted EBITDA:
E-commerce	$55	$65
Media	517	1,240
Anti-piracy and redirect services	2,558	—
	3,130	1,305
Corporate	(1,394)	(659)
	$1,736	$646

	Three Months Ended June 30,
	2006	2005
Reconciliation of Adjusted EBITDA to Net Income:
Adjusted EBITDA	$1,736	$646
Add (deduct):
Stock-based compensation	(516)	(23)
Depreciation	(136)	(25)
Amortization of intangible assets	(937)	—
Amortization of deferred financing costs	(195)	—
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(223)	—
Interest income	29	6
Interest expense, including amortization of discount on debt of $131 for the three months ended June 30, 2006	(800)	—
Adjustment to warrant liability	4,305	—
Reduction in exercise price of warrants	(797)
Provision for income taxes	(161)	—
Net income	$2,305	$604

Net Revenue.  The Company’s net revenue increased by $2,800,000 or 88.4%, to $5,969,000 for the three months ended June 30, 2006, as compared to $3,169,000 for the three months ended June 30, 2005, primarily as a result of the acquisition of MediaDefender in July 2005, which provided revenue of $4,032,000 from its anti-piracy and redirect services for the three months ended June 30, 2006.  Included in such revenues was $500,000 from a redirect program with new entertainment services customer.  MediaDefender’s revenue accounted for 67.5% of the Company’s total net revenue for the three months ended June 30, 2006.  The Company expects that revenues from MediaDefender will represent a significant percentage of the Company’s total revenues in the foreseeable future.

During the three months ended June 30, 2006, approximately 72% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 26%, a second customer accounting for 23%, a third customer accounting for 13%, and a fourth customer accounting for 10%.

E-commerce revenue increased by $63,000, or 9.7%, to $715,000 for the three months ended June 30, 2006, as compared to $652,000 for the three months ended June 30, 2005.  During the three months ended June 30, 2006 and 2005, approximately 73% and 68%, respectively, of revenues from e-commerce were generated from the products related to a single music merchandising entity.

Media revenue decreased by $1,295,000 or 51.5% to $1,222,000 for the three months ended June 30, 2006, as compared to $2,517,000 for the three months ended June 30, 2005.  The decrease in media revenues in 2006 as compared to 2005 was primarily the result of a short-term program with a major advertiser/sponsor during the three months ended June 30, 2005, which contributed approximately $1,786,000 of media revenues during the period.  The program ended on June 30, 2005 and, as designed, did not continue.  During the three months ended June 30, 2006 and 2005, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.

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

Cost of Revenue.  The Company’s total cost of revenue increased by $1,306,000 or 73.6% to $3,081,000 for the three months ended June 30, 2006, as compared to $1,775,000 for the three months ended June 30, 2005, primarily as a result of an increase costs related to the acquisition of MediaDefender in July 2005.  MediaDefender’s cost of revenue was $1,861,000 or 46.2% of its net revenue.  Depreciation of property and equipment is included in cost of revenue for all business segments.  Included in MediaDefender’s cost of revenue for the three months ended June 30, 2006 was the amortization of proprietary technology acquired in the MediaDefender transaction of $633,000.

E-commerce cost of revenue increased by $70,000 or 12.5% to $632,000 for the three months ended June 30, 2006, as compared to $562,000 for the three months ended June 30, 2005, primarily as a result of the increase in e-commerce revenues.

Media cost of revenue decreased by $625,000 or 51.5% to $588,000 for the three months ended June 30, 2006, as compared to $1,213,000 for the three months ended June 30, 2005, primarily as a result of the decrease in revenues as discussed above.  The Company is in the process of implementing various business initiatives to improve operating margins throughout the network

As a result of the foregoing, gross profit was $2,888,000 for the three months ended June 30, 2006, as compared to $1,394,000 for the three months ended June 30, 2005, reflecting gross margins of 48.4% and 44.0%, respectively.  The improvement in gross margin for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, was due to a change in the business mix (primarily the inclusion of MediaDefender’s operations), which reflected an increase in revenues from a higher margin segment.  A summary of gross profit and gross margin by segment is as follows (amounts are in thousands):

	Three Months Ended June 30,
	2006		2005
Segment:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
E-commerce	$83	11.6%	$90	13.8%
Media	634	51.9%	1,304	51.8%
Anti-piracy and redirect services	2,171	53.8%	—	—%
Totals	$2,888	48.4%	$1,394	44.0%

Sales and Marketing.  The Company’s sales and marketing expense increased by $219,000 or 547.5% to $259,000 for the three months ended June 30, 2006, as compared to $40,000 for the three months ended June 30, 2005, primarily as a result of the amortization of customer relationships acquired in the MediaDefender transaction of $188,000.

General and Administrative.  The Company’s general and administrative expense increased by $1,726,000 or 228.3%, to $2,482,000 for the three months ended June 30, 2006, as compared to $756,000 for the three months ended June 30, 2005, in part as a result of the acquisition of MediaDefender.

For the three months ended June 30, 2006, general and administrative expense includes the amortization of non-compete agreements of $116,000 resulting from the MediaDefender transaction, and stock-based compensation of $516,000 resulting from the adoption of SFAS No 123R effective January 1, 2006.  For the three months ended June 30, 2005, stock-based compensation was $23,000.

During the three months ended June 30, 2006, the Company incurred legal and accounting fees of approximately $450,000 relating to the preparation and filing of various documents with the SEC, amendments to its financing agreements, the annual stockholders meeting and other ordinary course matters.  The Company expects these costs to decrease during the remainder of 2006.  General and administrative expenses also increased in 2006 as compared to 2005 as a result of increased management and board compensation, consulting fees, rent and occupancy costs, insurance expense and Delaware franchise taxes.

Income (Loss) from Operations.  As a result of the aforementioned factors, income from operations was $147,000 for the three months ended June 30, 2006, as compared to income from operations of $598,000 for the three months ended June 30, 2005.

Interest Income.  Interest income was $29,000 for the three months ended June 30, 2006, as compared to $6,000 for the three months ended June 30, 2005.

Interest Expense.  Interest expense for the three months ended June 30, 2006 of $800,000 relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of convertible notes payable issued in the Sub-Debt Financing, which bear interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005.  The Company did not have any interest expense for the three months ended June 30, 2005.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of discount on debt included in interest expense for the three months ended June 30, 2006 was $131,000.

Adjustment to Warrant Liability.  In accordance with EITF No. 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any material changes in such liability.  As of June 30, 2006 and for the three months then ended, the calculation of the warrant liability reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  For the three months ended June 30, 2006, the

Company recorded a non-cash gain of $4,305,000 to reflect a decrease in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.

Reduction in Exercise Price of Warrants.  Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing to amend their respective registration rights agreements and to amend and waive certain financial covenants.  In consideration thereof, the Company offered to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share on certain terms and conditions.  Any exercise of the aforementioned warrants at the reduced exercise price was required to be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  As a result of the aforementioned warrant exercise price reductions, during the three months ended June 30, 2006, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $797,000, consisting of $374,000 relating to the warrants held by the investors in the Sub-Debt Financing and $423,000 relating to the warrants held by the investors in the Senior Financing.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $195,000 for the three months ended June 30, 2006.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.  The Company did not have any amortization of deferred financing costs for the three months ended June 30, 2005.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Due to Conversion of Subordinated Convertible Notes Payable and Pay Down on Senior Secured Notes Payable.  Deferred financing costs and debt discount costs aggregating $223,000 were charged to operations as a result of the conversion of subordinated convertible notes payable and the exercise of warrants during the three months ended June 30, 2006.

Income (Loss) from Continuing Operations Before Income Taxes.  As a result of the aforementioned factors, income from continuing operations was $2,305,000 for the three months ended June 30, 2006, as compared to income from continuing operations of $604,000 for the three months ended June 30, 2005.

Provision for Income Taxes.  As a result of the profitable operations of MediaDefender during the three months ended June 30, 2006, the non-deductibility of certain non-cash charges for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $161,000 for the three months ended June 30, 2006.  The Company did not record a provision for income taxes for the three months ended June 30, 2005.

Net Income (Loss).  As a result of the aforementioned factors, the Company had net income of $2,305,000 for the three months ended June 30, 2006, as compared to net income of $604,000 for the three months ended June 30, 2005.

Results of Operations – Six Months Ended June 30, 2006 and 2005:

The following table presents information with respect to the Company’s consolidated statements of operations, excluding income (loss) from discontinued operations, and as a percentage of total net revenue, for the six months ended June 30, 2006 and 2005.  As a result of the Company’s acquisition of MediaDefender effective July 28, 2005, the Company has consolidated the operations of MediaDefender since that date.

Accordingly, the Company’s results of operations for the six months ended June 30, 2006 are not directly comparable to the Company’s results of operations for the six months ended June 30, 2005.

Consolidated Statements of Operations

(amounts are in thousands)

	Six Months Ended June 30,
	2006		2005
	$	%	$	%
Net revenue:
E-commerce	$1,254	11.1%	$1,287	28.9%
Media	2,365	21.0%	3,172	71.1%
Anti-piracy and redirect services	7,623	67.9%	—	—%
Total net revenue	11,242	100.0%	4,459	100.0%

Cost of revenue:
E-commerce	1,187	10.5%	1,131	25.4%
Media	1,401	12.5%	1,567	35.1%
Anti-piracy and redirect services	3,577	31.8%	—	—%
Total cost of revenue	6,165	54.8%	2,698	60.5%
Gross profit	5,077	45.2%	1,761	39.5%

Operating expenses:
Sales and marketing	543	4.8%	77	1.7%
General and administrative	4,789	42.6%	1,465	32.9%
Total operating costs	5,332	47.4%	1,542	34.6%
Income (loss) from operations	(255)	(2.2)%	219	4.9%

Interest income	31	0.3%	10	0.2%
Interest expense	(1,624)	(14.5)%	—	—%
Other income	53	0.5%	—	—%
Adjustment to warrant liability	(10,339)	(92.0)%	—	—%
Reduction in exercise price of warrants	(797)	(7.1)%	—	—
Amortization of deferred financing Costs	(403)	(3.6)%
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(537)	(4.8)%	—	—%
Income (loss) from continuing operations before income taxes	(13,871)	(123.4)%	229	5.1%

Provision for income taxes	261	2.3%	—	—%
Income (loss) from continuing operations	$(14,132)	(125.7)%	$229	5.1%

As discussed above, the Company’s presentation of financial results includes “Adjusted EBITDA” as a financial measure, which is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Adjusted EBITDA is a non-GAAP financial measure that represents income or loss from continuing operations before net interest expense, provision for income taxes, depreciation and amortization, and also excludes certain other items, including stock-based compensation, adjustment to warrant liability, non-cash financing costs and related write-offs, impairment losses, and non-recurring gains and losses.  Management excludes these items in assessing financial performance, primarily due to their non-operational or non-cash nature or because they are outside of the Company’s normal operations.  The Company has provided this information because management believes that it is useful to investors in understanding the Company’s financial condition and results of operations.  Included in Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the six months ended June 30, 2006 and 2005.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.  Amounts are presented in thousands.

	Six Months Ended June 30,
	2006	2005

Net Revenue:
E-commerce	$1,254	$1,287
Media	2,365	3,172
Anti-piracy and redirect services	7,623	—
	$11,242	$4,459

Adjusted EBITDA:
E-commerce	$6	$107
Media	724	1,484
Anti-piracy and redirect services	4,795	—
	5,525	1,591
Corporate	(2,561)	(1,294)
	$2,964	$297

	Six Months Ended June 30,
	2006	2005
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA	$2,964	$297
Add (deduct):
Stock-based compensation	(1,083)	(23)
Depreciation	(260)	(55)
Amortization of intangible assets	(1,876)	—
Amortization of deferred financing costs	(403)	—
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(537)	—
Interest income	31	10
Interest expense, including amortization of discount on debt of $270 for the six months ended June 30, 2006	(1,624)	—
Adjustment to warrant liability	(10,339)	—
Reduction in exercise price of warrants	(797)
Provision for income taxes	(261)	—
Other income	53	—
Loss from discontinued operations of ARTISTdirect Records, LLC	—	(271)
Gain from sale of ARTISTdirect Records, LLC	—	21,079
Net income (loss)	$(14,132)	$21,037

Net Revenue.  The Company’s net revenue increased by $6,783,000 or 152.1%, to $11,242,000 for the six months ended June 30, 2006, as compared to $4,459,000 for the six months ended June 30, 2005, primarily as a result of the acquisition of MediaDefender in July 2005, which provided revenue of $7,623,000 from its anti-piracy and redirect services for the six months ended June 30, 2006.  Included in such revenues was $500,000 from a redirect program with a new entertainment services customer.  MediaDefender’s revenue accounted for 67.8% of the Company’s total net revenue for the six months ended June 30, 2006.  The Company expects that revenues from MediaDefender will represent a significant percentage of the Company’s total revenues in the foreseeable future.

During the six months ended June 30, 2006, approximately 55% of MediaDefender’s consolidated revenues were from two customers, with one customer accounting for 28% and a second customer accounting for 27%.

E-commerce revenue decreased by $33,000, or 2.6%, to $1,254,000 for the six months ended June 30, 2006, as compared to $1,287,000 for the six months ended June 30, 2005, primarily due to a continuing negative trend in sales of products related to a single music merchandising entity.  During the six months ended June 30, 2006 and 2005, approximately 68% and 67%, respectively, of revenues from e-commerce were generated from the products related to a single music merchandising entity.

Media revenue decreased by $807,000 or 25.4% to $2,365,000 for the six months ended June 30, 2006, as compared to $3,172,000 for the six months ended June 30, 2005.  The decrease in media revenues in 2006 as compared to 2005 was primarily the result of a short-term program with a major advertiser/sponsor during the three months ended June 30, 2005, which contributed approximately $1,786,000 of media revenues during the period.  The program ended on June 30, 2005 and, as designed, did not continue.  During the six months ended June 30, 2006 and 2005, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.

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

Cost of Revenue.  The Company’s total cost of revenue increased by $3,467,000 or 128.5% to $6,165,000 for the six months ended June 30, 2006, as compared to $2,698,000 for the six months ended June 30, 2005, primarily as a result of the acquisition of MediaDefender in July 2005.  MediaDefender’s cost of revenue was $3,577,000 or 46.9% of its net revenue.  Depreciation of property and equipment is included in cost of revenue for all business segments.  Included in MediaDefender’s cost of revenue for the six months ended June 30, 2006 was the amortization of proprietary technology acquired in the MediaDefender transaction of $1,267,000.

E-commerce cost of revenue increased by $56,000 or 5.0% to $1,187,000 for the six months ended June 30, 2006, as compared to $1,131,000 for the six months ended June 30, 2005, primarily as a result of a write-off for slow-moving inventory of $37,000.

Media cost of revenue decreased by $166,000 or 10.6% to $1,401,000 for the six months ended June 30, 2006, as compared to $1,567,000 for the six months ended June 30, 2005, in part as a result of the decrease in revenues as discussed above.  The disproportionate increase in media cost of revenues as compared to media revenues in 2006 reflects an acceleration of costs incurred to continue to develop the ARTISTdirect Network.  The Company incurred increased costs as a result of an increase in impressions being delivered by affiliate web-sites with which the Company has revenue-sharing arrangements, ad-serving costs, and sales commissions paid to a third party.  The Company is in the process of implementing various business initiatives to improve operating margins throughout the network.

As a result of the foregoing, gross profit was $5,077,000 for the six months ended June 30, 2006, as compared to $1,761,000 for the six months ended June 30, 2005, reflecting gross margins of 45.2% and 39.5%, respectively.  The improvement in gross margin for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, was due to a change in the business mix (primarily the inclusion of MediaDefender’s operations), which reflected an increase in revenues from a higher margin segment.  A summary of gross profit and gross margin by segment is as follows (amounts are in thousands):

	Six Months Ended June 30,
	2006		2005
Segment:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
E-commerce	$67	5.3%	$156	12.1%
Media	964	40.8%	1,605	50.6%
Anti-piracy and Redirect services	4,046	53.1%	—	—%
Totals	$5,077	45.2%	$1,761	39.5%

Sales and Marketing.  The Company’s sales and marketing expense increased by $466,000 or 605.2% to $543,000 for the six months ended June 30, 2006, as compared to $77,000 for the six months ended June 30, 2005, primarily as a result of the amortization of customer relationships acquired in the MediaDefender transaction of $377,000.

General and Administrative.  The Company’s general and administrative expense increased by $3,324,000 or 226.9%, to $4,789,000 for the six months ended June 30, 2006, as compared to $1,465,000 for the six months ended June 30, 2005, in part as a result of the acquisition of MediaDefender.

For the six months ended June 30, 2006, general and administrative expense includes the amortization of non-compete agreements of $232,000 resulting from the MediaDefender transaction, and stock-based compensation of $1,083,000 resulting from the adoption of SFAS No 123R effective January 1, 2006.  For the six months ended June 30, 2005, stock-based compensation was $23,000.

During the six months ended June 30, 2006, the Company incurred legal and accounting fees of approximately $750,000 relating to the preparation and filing of various documents with the SEC, amendments to its financing agreements, the annual stockholders meeting and other ordinary course matters.  The Company expects these costs to decrease during the remainder of 2006.  General and administrative expenses also increased in 2006 as compared to 2005 as a result of increased management and board compensation, consulting fees, rent and occupancy costs, insurance expense and Delaware franchise taxes.

In March 2005, the Company awarded discretionary cash bonuses to its Chief Executive Officer and Chief Financial Officer aggregating $125,000, which were recorded at March 31, 2005 and subsequently paid during 2005.  The Company awarded such bonuses as consideration for management successfully completing the Company’s corporate restructuring during the three months ended March 31, 2005.  In particular, management restructured the Company’s Internet operations, which had sustained losses since inception, into a viable business segment; negotiated the extinguishment of the Company’s $12,000,000 funding obligation to ARTISTdirect Records; and disposed of the Company’s investment in ARTISTdirect Records effective February 28, 2005, which resulted in the elimination of $19,137,000 of liabilities from the Company’s consolidated balance sheet at that date.  Such bonuses were reviewed and approved by the Company’s Board of Directors.

Income (Loss) from Operations.  As a result of the aforementioned factors, the loss from operations was $255,000 for the six months ended June 30, 2006, as compared to income from operations of $147,000 for the six months ended June 30, 2005.

Interest Income.  Interest income was $31,000 for the six months ended June 30, 2006, as compared to $10,000 for the six months ended June 30, 2005.

Interest Expense.  Interest expense for the six months ended June 30, 2006 of $1,624,000 relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of convertible notes payable issued in the Sub-Debt Financing, which bears interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005.  The Company did not have any interest expense for the six months ended June 30, 2005.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of discount on debt included in interest expense for the six months ended June 30, 2006 was $270,000.

Adjustment to Warrant Liability.  In accordance with EITF No. 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any material changes in such liability.  As of June 30, 2006 and for the six months then ended, the calculation of the warrant liability reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  For the six months ended June 30, 2006, the Company recorded a non-cash charge of $10,339,000 to reflect an increase in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.

Reduction in Exercise Price of Warrants.  Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing to amend their respective registration rights agreements and to amend and waive certain financial covenants.  In consideration thereof, the Company offered to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share on certain terms and conditions.  Any exercise of the aforementioned warrants at the reduced exercise price was required to be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  As a result of the aforementioned warrant exercise price reductions, during the six months ended June 30, 2006, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $797,000, consisting of $374,000 relating to the warrants held by the investors in the Sub-Debt Financing and $423,000 relating to the warrants held by the investors in the Senior Financing.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $403,000 for the six months ended June 30, 2006.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.  The Company did not have any amortization of deferred financing costs for the six months ended June 30, 2005.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Due to Conversion of Subordinated Convertible Notes Payable and Pay Down on Senior Secured Notes Payable.  Deferred financing costs and debt discount costs aggregating $537,000 were charged to operations as a result of the conversion of subordinated convertible notes payable and the exercise of warrants during the six months ended June 30, 2006.

Income (Loss) from Continuing Operations Before Income Taxes.  As a result of the aforementioned factors, the loss from continuing operations was $13,871,000 for the six months ended June 30, 2006, as compared to income from continuing operations of $229,000 for the six months ended June 30, 2005.

Provision for Income Taxes.  As a result of the profitable operations of MediaDefender during the six months ended June 30, 2006, the non-deductibility of certain non-cash charges for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $261,000 for the six months ended June 30, 2006.  The Company did not record a provision for income taxes for the six months ended June 30, 2005.

Discontinued Operations.  On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant to a Transfer Agreement for a cash payment of $115,000, as a result of which ADI no longer had any equity or other economic interest in ARTISTdirect Records.  As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, the Company recognized a gain (primarily non-cash) in its consolidated statement of operations for the six months ended June 30, 2005 of $21,079,000, primarily as a result of the elimination of the liabilities of ARTISTdirect Records.  For the six months ended June 30, 2005, the Company recognized a loss from discontinued operations of $271,000, reflecting ADI’s interest in ARTISTdirect Records for the two months ended February 28, 2005.

Net Income (Loss).  As a result of the aforementioned factors, the Company had a net loss of $14,132,000 for the six months ended June 30, 2006, as compared to net income of $21,037,000 for the six months ended June 30, 2005.

Liquidity and Capital Resources –June 30, 2006:

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

As of June 30, 2006 and December 31, 2005, the Company had $5,679,000 and $3,102,000 of unrestricted cash and cash equivalents, respectively.  At June 30, 2006, the Company had working capital of $247,000 (net of $7,095,000 of warrant liability), as compared to working capital of $60,000 at December 31, 2005 (net of $3,260,000 of warrant liability).  Excluding the warrant liability, the Company’s working capital would have been $7,342,000 and $3,320,000 at June 30, 2006 and December 31, 2005, respectively.

As a result of the continuing growth in the Company’s operations, the exercise of certain warrants in April 2006 (as described below), and the positive impact from the acquisition of MediaDefender, the Company believes that available cash resources are likely to be sufficient to meet anticipated working capital requirements for at least the next 12 months.  However, the Company may seek additional funding for possible acquisitions, expansion of existing operations or other purposes, or to the extent that the Company’s operations do not generate sufficient levels of profitability and cash flow.  Should the Company seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all.

During the six months ended June 30, 2006, the Company issued 2,112,902 shares of common stock upon the conversion of $3,275,000 of subordinated convertible notes payable.  In December 2005, the Company issued 249,175 shares of common stock upon conversion of $386,221 of subordinated convertible notes payable.

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

Effective April 19, 2006, Libra FE, LP exercised its warrants on a cashless basis at $2.00 per share, resulting in the issuance of 123,864 shares of common stock.  Effective April 27, 2006, certain of the investors in the Senior Financing exercised their warrants to purchase 2,816,667 shares of common stock at $1.85 per share, resulting in the issuance of 2,816,667 shares of common stock in exchange for cash proceeds of $5,212,000, of which $1,303,000 was used to reduce the respective principal balances on the Senior Notes payable held by such exercising investors.  The Company intends to use the remaining approximately $3,900,000 of the net proceeds for development of its anti-piracy and redirect services and online music network businesses, as well as for general corporate purposes and possible strategic acquisitions.

Operating.  Net cash used in operating activities was $535,000 for the six months ended June 30, 2006, as compared to net cash used in operating activities of $184,000 for the six months ended June 30, 2005.  Net cash used in continuing operations was $497,000 for the six months ended June 30, 2006, as compared to net cash used in continuing operations of $184,000 for the six months ended June 30, 2005.  The increase in net cash used in operating activities in 2006 as compared to 2005 was primarily a result of an increase in accounts receivable.  Net cash used in discontinued operations for the six months ended June 30, 2005 was $38,000.  Discontinued operations did not generate or use any cash during the six months ended June 30, 2006.

Investing.  Net cash used in investing activities was $823,000 for the six months ended June 30, 2006, which consisted of leasehold improvements related to the Company’s new Santa Monica office facility of $247,000, and purchases of property and equipment of $576,000, primarily by MediaDefender.  Net cash provided by investing activities was $27,000 for the six months ended June 30, 2005, consisting of the proceeds from the sale of ARTISTdirect Records of $115,000, offset by purchases of property and equipment of $40,000 and an increase in deferred acquisition costs of $48,000.

Financing.  Net cash provided by financing activities for the six months ended June 30, 2006 was $3,584,000, which consisted of $5,212,000 from the exercise of warrants and $68,000 from the exercise of stock options, offset by principal payments in senior secured notes payable of $1,693,000 (as described below) and an increase of $3,000 in restricted cash that secures certain letters of credit.  Net cash provided by financing activities for the six months ended June 30, 2005 was $35,000, which consisted of the issuance of bridge notes by ARTISTdirect Records of $37,000 during the two months ended February 28, 2005, offset by an increase of $2,000 in restricted cash that secures a letter of credit.

During April 2006, based on 60% of excess cash flow for 2005, as defined in the Note Purchase Agreement, the Company made a principal payment on its Senior Notes of $390,000.  In addition, the Company made a principal payment of $1,303,000 on its Senior Notes in April 2006 as a result of the exercise of certain warrants held by the Senior Note holders.  At June 30, 2006, the Company also classified $748,000 of the Senior Notes as a current liability, reflecting an estimate of 60% the Company’s defined excess cash flow for the six months ended June 30, 2006.

Contractual Obligations:

As of June 30, 2006, the Company’s principal commitments for the next five fiscal year periods consisted of contractual commitments as summarized below.  The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms, without any early reduction of the principal balances based on cash flows.

	Payments Due by 12 Month Periods Ending June 30,
Contractual cash obligations ($000)	Total	2007	2008	2009	2010	2011

Employment and consulting contracts	$3,375	$1,479	$1,264	$632	$—	$—
Guaranteed payments to MediaDefender management	1,050	1,050	—	—	—	—
Lease obligations	2,556	537	504	516	492	507
Senior secured notes payable	13,307	—	—	—	13,307	—
Interest on senior secured notes payable	4,546	1,518	1,518	1,510	—	—
Subordinated convertible notes payable	27,799	—	—	—	27,799	—
Interest on subordinated convertible notes payable	4,449	2,140	1,112	1,112	85	—
Total contractual cash obligations	$57,082	$6,724	$4,398	$3,770	$41,683	$507

Capital Expenditures.  The Company estimates that it will have capital expenditures aggregating approximately $300,000 for the remainder of the year ending December 31, 2006 as a result of the relocation and consolidation of its offices to new facilities and the planned expansion of the MediaDefender operations.

Off-Balance Sheet Arrangements:

At June 30, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that although the Company’s disclosure controls and procedures were adequate to insure that material information relating to the Company’s consolidated operations was made known to senior management on a timely basis, there were material weaknesses in the Company’s internal controls over financial reporting as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer identified weaknesses related to the segregation of duties and the review, approval and reconciliation of accounting data and entries.  The Company is addressing these issues by reviewing and revising its internal accounting policies and procedures, expanding the resources allocated to its accounting department, and reviewing and revising its accounting and management information systems software.  The Company expects resolution of these issues to take several months.

(b)  Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financing reporting or in other factors during the period covered by this report that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On June 19, 2006, the Company held its 2006 Annual Meeting of Stockholders.  At the annual meeting, there were 7,039,957 shares entitled to vote, of which 6,714,508 shares were represented at the meeting in person or by proxy.

The following summarizes the results for those matters submitted to the Company’s stockholders for action at the annual meeting:

1.  Approval of Amendment of Article IV of the Company’s Certificate of Incorporation to eliminate 5,000,000 shares of the Company’s authorized preferred stock.

For	Against	Abstain	Broker Non-votes
5,217,306	139	3,411	1,493,652

2.  Approval of Amendment of Article VI of the Company’s Certificate of Incorporation to re-classify the Company’s directors and to designate them as either Class I, Class II or Class III.

For	Against	Abstain	Broker Non-votes
4,706,633	510,757	3,466	1,493,652

3.  Approval of Amendment of Article IX of the Company’s Certificate of Incorporation to eliminate the provision requiring the affirmative vote of 66.6% of all shares entitled to vote in order to amend Articles IV (Authorized Number of Shares), V (Bylaws), VI (Directors), VII (Shareholder Voting), VIII (Indemnification) and IX (Amendment) of the Company’s Certificate of Incorporation.  Any future amendments will require the affirmative vote of a majority of all shares entitled to vote, as is required under the Delaware General Corporate Law.

For	Against	Abstain	Broker Non-votes
5,213,459	3,580	3,817	1,493,652

4.  Election of seven persons to serve as directors of the Company until their respective successors are duly elected and qualified.

Director	For	Withheld
Frederick W. Field	6,213,168	501,340
Fred Davis	6,714,288	220
Teymour Boutros-Ghali	6,714,218	290
Eric Pulier	6,213,198	501,310
Dimitri Villard	6,714,218	290
Jonathan V. Diamond	6,213,168	501,340
James N. Lane	6,714,288	220

5.  Approval of adoption of the ARTISTdirect, Inc. 2006 Equity Incentive Plan (the “2006 Equity Plan”).  The Board of Directors of the Company had previously approved the 2006 Equity Plan in April 2006.  A total of 1,500,000 new shares of the Company’s common stock have initially been reserved for issuance under the 2006 Equity Plan.  Awards under the 2006 Equity Plan may be granted to any of the Company’s employees, directors, officers, consultants or those of the Company’s affiliates.  Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards.  An incentive stock option may be granted under the 2006 Equity Plan only to a person who, at the time of the grant, is an employee of the Company or a parent or subsidiary of the Company.

For	Against	Abstain	Broker Non-votes
4,840,955	28,649	351,252	1,493,652

6.  Ratification of appointment of Gumbiner Savett, Inc., as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	Against	Abstain	Broker Non-votes
6,663,909	10,091	40,508	—

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

ARTISTDIRECT, INC.
(Registrant)

Date: August 18, 2006	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer
(Duly Authorized Officer)

Date: August 18, 2006	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger, dated July 28, 2005, by and among ARTISTdirect, Inc., ARTISTdirect Merger Sub, Inc. and MediaDefender, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of ARTISTdirect, Inc. (1)

3.2	Amended and Restated Bylaws of the ARTISTdirect, Inc. (6)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (2)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (3)

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (4)

3.6	Amended and Restated Certificate of Incorporation. (13)

4.1	Registration Rights Letter Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Frederick W. Field. (11)

4.2	Form of 11.25% Senior Note due July 28, 2009 issued to each of the Senior Financing investors dated July 28, 2005. (5)

4.3	Form of Warrant to Purchase Common Stock issued to each of the Senior Financing investors dated July 28, 2005. (5)

4.4	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Senior Financing investors. (5)

4.5	Form of Convertible Subordinated Note issued to each of the Sub-Debt investors dated July 28, 2005. (5)

4.6	Form of Sub-Debt Financing Warrant issued July 28, 2005. (5)

4.7	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Sub-Debt Financing investors. (5)

4.8	Warrant issued to Libra FE, LP on July 28, 2005. (5)

4.9	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and Libra FE, LP. (5)

4.10	Warrant issued to WNT07 Holdings, LLC on July 28, 2005. (5)

4.11	Waiver of Registration Rights Agreement, dated November 25, 2005, by and among ARTISTdirect, Inc. and certain of the Senior Financing investors. (7)

4.12	Waiver of Registrant Rights Agreement, dated November 25, 2005, by and among ARTISTdirect, Inc. and certain of the Sub-Debt Financing investors. (7)

4.13	Omnibus Amendment to Note and Warrant Purchase Agreement and Warrants to Purchase Common Stock by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006. (8)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
4.14	Amendment No. 1 to Registration Rights Agreement by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006. (8)

4.15	Omnibus Amendment and Waiver to Notes and Warrants Issued Pursuant to Securities Purchase Agreement by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006. (8)

4.16	Amendment No. 1 to Registration Rights Agreement executed by ARTISTdirect, Inc. and CCM Master Qualified Fund dated April 7, 2006. (8)

4.17	Amendment No. 1 to Registration Rights Agreement executed by ARTISTdirect, Inc. and DKR SoundShore Oasis Holding Fund, Ltd. dated April 7, 2006. (8)

4.18	Amendment No. 1 and Waiver to Convertible Subordinated Note executed by ARTISTdirect, Inc. and CCM Master Qualified Fund dated April 7, 2006. (8)

4.19	Amendment No. 1 and Waiver to Convertible Subordinated Note executed by ARTISTdirect, Inc. and DKR SoundShore Oasis Holding Fund, Ltd. dated April 7, 2006. (8)

4.20	Amendment and Waiver entered into by and between ARTISTdirect, Inc. and Libra FE, LP dated April 7, 2006. (8)

4.21	Amendment No. 1 to Registrant Rights Agreement entered into by and between ARTISTdirect, Inc. and Libra FE, LP dated April 7, 2006. (8)

10.1	Acknowledgement and Amendment regarding Employment Agreement by and between the Registrant and Jonathan Diamond dated February 3, 2006. (9)

10.2	Acknowledgement and Amendment regarding Employment Agreement by and between the Registrant and Robert Weingarten dated February 3, 2006. (9)

10.3	Sublease by and between Sapient Corporation and the Registrant dated as of January 26, 2006. (9)

10.4	Fiscal 2006 Board of Directors Compensation. (10)

10.5	Consulting Agreement entered into as of May 15, 2006 by and between the Registrant and Eric Pulier and WNT Consulting Group. (12)

10.6	Acknowledgement and Amendment No. 2 to Employment Agreement dated June 19, 2006 by and between the Registrant and Jonathan V. Diamond. (13)

10.7	Acknowledgement and Amendment No. 2 to Employment Agreement dated June 19, 2006 by and between the Registrant and Robert N. Weingarten. (13)

14.1	Code of Business Conduct and Ethics. (13)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

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

(8)                 Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 10, 2006.

(9)                 Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 3, 2006.

(10)           Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

(11)           Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on June 11, 2001.

(12)           Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 17, 2006.

(13)           Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 22, 2006.