Form 10QSB/A
period 2006-06-30
ARTISTDIRECT INC
filed 2006-08-23
CIK 1095079

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of ARTISTdirect, Inc. for the quarterly period ended June 30, 2006 is being filed to correct certain clerical errors on pages 7 and 13 of the document. In addition, currently dated certifications contained in Exhibits 31.1, 31.2, 32.1 and 32.2, as well as a currently dated signature page, have been provided. This Amendment No. 1 does not amend or update any information or disclosures contained in the previously filed Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

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

(continued)

ARTIST direct, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited) (continued)

(amounts in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss) per common share – basic:
From continuing operations	$0.26	$0.17	$(1.90)	$0.07
From discontinued operations	—	—	—	5.94
Net income (loss)	$0.26	$0.17	$(1.90)	$6.01

Net income (loss) per common share – diluted:
From continuing operations	$ 0.10	$ 0.15	$ (1.90)	$ 0.06
From discontinued operations	—	—	—	5.70
Net income (loss)	$ 0.10	$ 0.15	$ (1.90)	$ 5.76

Weighted average common shares outstanding:
Basic	8,990,595	3,502,117	7,423,760	3,502,117
Diluted	29,903,736	3,972,844	7,423,760	3,652,081

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2006			2005
		Weighted			Weighted
	Income	Average		Income	Average
	(Loss)	Shares	Per-Share	(Loss)	Shares	Per-Share

Earnings per share - basic
Income available to common stockholders
From continuing operations	$2,305	8,991	$0.26	$604	3,502	$0.17
From discontinued operations	—	—	—	—	—	—
	$2,305	8,991	$0.26	$604	3,502	$0.17
Effect of dilutive securities
Subordinated convertible notes	595	17,952		—	—
Options and warrants	—	2,961		—	471

Earnings per share - diluted
Income available to common stockholders
From continuing operations	$2,900	29,904	$0.10	$604	3,973	$0.15
From discontinued operations	—	—	—	—	—	—
	$2,900	29,904	$0.10	$604	3,973	$0.15

	Six Months Ended June 30,
	2006			2005
		Weighted			Weighted
	Income	Average		Income	Average
	(Loss)	Shares	Per-Share	(Loss)	Shares	Per-Share

Earnings per share - basic
Income (loss) available to common stockholders
From continuing operations	$(14,132)	7,424	$(1.90)	$229	3,502	$0.07
From discontinued operations	—	—	—	20,808	3,502	5.94
	$(14,132)	7,424	$(1.90)	$21,037	3,502	$6.01
Effect of dilutive securities
Subordinated convertible notes	—	—		—	—
Options and warrants	—	—		—	150

Earnings per share - diluted
Income (loss) available to common stockholders
From continuing operations	$(14,132)	7,424	$(1.90)	$229	3,652	$0.06
From discontinued operations	—	—	—	20,808	3,652	5.70
	$(14,132)	7,424	$(1.90)	$21,037	3,652	$5.76

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

Pro Forma	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net Revenue:
E-commerce	$652	$1,287
Media	2,517	3,172
Anti-piracy services	2,901	5,625
	$6,070	$10,084
Adjusted EBITDA:
E-commerce	$65	$107
Media	1,240	1,484
Anti-piracy services	1,822	3,488
	3,127	5,079
Corporate	(822)	(1,620)
	$2,305	$3,459

Pro Forma	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Reconciliation of Adjusted EBITDA to Net Loss:
Adjusted EBITDA	$2,305	$3,459
Add (deduct):
Stock-based compensation	(23)	(23)
Depreciation	(107)	(219)
Amortization of intangible assets	(939)	(1,878)
Amortization of deferred financing costs	(217)	(432)
Interest income	15	23
Interest expense, including amortization of discount on debt of $144 and $286 for the three months and six months ended June 30, 2005, respectively	(887)	(1,762)
Provision for income taxes	(588)	(715)
Net loss	$(441)	$(1,547)

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

ARTISTDIRECT, INC.
(Registrant)

Date: August 22, 2006	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer
(Duly Authorized Officer)

Date: August 22, 2006	By:	/s/ ROBERT N. WEINGARTEN
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