Form 10QSB
period 2006-09-30
ARTISTDIRECT INC
filed 2006-11-14
CIK 1095079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of October 31, 2006, the Company had 10,101,837 shares of common stock, par value $0.01 per share, issued and outstanding.

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

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except for share data)

	December 31,	September 30,
	2005	2006
		(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,102	$5,879
Restricted cash	359	363
Accounts receivable, net of allowance for doubtful accounts of $177 at December 31, 2005 and $117 at September 30, 2006	3,667	6,069
Income taxes refundable	1,211	383
Finished goods inventory	303	343
Prepaid expenses and other current assets	85	268
Total current assets	8,727	13,305

Property and equipment	3,120	4,075
Less accumulated depreciation	(1,175)	(1,581)
Property and equipment, net	1,945	2,494

Other assets:
Intangible assets:
Customer relationships, net of accumulated amortization of $314 at December 31, 2005 and $880 at September 30, 2006	1,950	1,384
Proprietary technology, net of accumulated amortization of $1,056 at December 31, 2005 and $2,956 at September 30, 2006	6,546	4,646
Non-compete agreements, net of accumulated amortization of $193 at December 31, 2005 and $540 at September 30, 2006	1,191	844
Goodwill	31,085	31,085
Total intangible assets, net	40,772	37,959
Deferred financing costs, net of accumulated amortization of $372 at December 31, 2005 and $1,325 at September 30, 2006	3,063	2,139
Deposits	25	21
Total other assets	43,860	40,119
	$54,532	$55,918

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(amounts in thousands, except for share data)

	December 31,	September 30,
	2005	2006
		(Unaudited)

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$911	$1,020
Accrued expenses	1,923	1,891
Accrued interest payable	607	62
Current portion of senior secured notes payable	390	1,110
Deferred revenue	377	56
Warrant liability	3,260	6,209
Guaranteed payments to MediaDefender management	1,050	1,050
Liabilities of discontinued operations	149	61
Total current liabilities	8,667	11,459

Long-term liabilities:
Senior secured notes payable, net of discount of $1,245 at December 31, 2005 and $864 at September 30, 2006, less current portion	13,365	11,333
Subordinated convertible notes payable, net of discount of $774 at December 31, 2005 and $540 at September 30, 2006	30,300	27,259
Deferred rent	—	200
Deferred income taxes	264	263
Total long-term liabilities	43,929	39,055

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value -
Authorized – 60,000,000 shares
Issued and outstanding – 4,861,149 shares at December 31, 2005 and 9,998,869 shares at September 30, 2006	49	101
Additional paid-in-capital	207,832	225,348
Deferred compensation	(19)	—
Accumulated deficit	(205,926)	(220,045)
Total stockholders’ equity	1,936	5,404
	$54,532	$55,918

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net revenue:
E-commerce	$663	$603	$1,917	$1,890
Media	1,572	913	3,937	4,085
Anti-piracy and redirect services	4,158	2,336	11,781	2,336
Total net revenue	6,393	3,852	17,635	8,311
Cost of revenue:
E-commerce	612	528	1,799	1,659
Media	709	575	2,110	2,143
Anti-piracy and redirect services	2,040	1,069	5,617	1,069
Total cost of revenue	3,361	2,172	9,526	4,871
Gross profit	3,032	1,680	8,109	3,440
Operating expenses:
Sales and marketing	296	185	839	262
General and administrative, including stock-based compensation of $652 and $24 for the three months ended September 30, 2006 and 2005, respectively, and $1,736 and $47 for the nine months ended September 30, 2006 and 2005, respectively	2,107	1,062	6,896	2,526
Total operating costs	2,403	1,247	7,735	2,788
Income from operations	629	433	374	652
Other income (expense):
Interest income	45	7	76	17
Interest expense	(825)	(622)	(2,449)	(622)
Other income	10	—	63	—
Adjustment to warrant liability	887	—	(9,452)	—
Reduction in exercise price of warrants	—	—	(797)	—
Amortization of deferred financing costs	(197)	(153)	(600)	(153)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	—	—	(537)	—
Income (loss) from continuing operations before income taxes	549	(335)	(13,322)	(106)
Provision for income taxes	536	336	797	336
Income (loss) from continuing operations	13	(671)	(14,119)	(442)
Income (loss) from discontinued operations:
Loss from operations of ARTISTdirect Records, LLC	—	—	—	(271)
Gain from sale of interest in ARTISTdirect Records, LLC (substantially all non-cash)	—	—	—	21,079
Income from discontinued operations	—	—	—	20,808
Net income (loss)	$13	$(671)	$(14,119)	$20,366

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited) (continued)

(amounts in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (loss) per common share – basic:
From continuing operations	$0.00	$(0.16)	$(1.70)	$(0.12)
From discontinued operations	—	—	—	5.55
Net income (loss)	$0.00	$(0.16)	$(1.70)	$5.43

Net income (loss) per common share – diluted:
From continuing operations	$0.00	$(0.16)	$(1.70)	$(0.11)
From discontinued operations	—	—	—	5.03
Net income (loss)	$0.00	$(0.16)	$(1.70)	$4.92

Weighted average common shares outstanding:
Basic	9,998,755	4,241,472	8,296,876	3,748,569
Diluted	32,468,871	4,241,472	8,296,876	4,136,255

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(amounts in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated	Deferred	Total Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Equity

Balance at January 1, 2006	4,861,149	$49	$207,832	$(205,926)	$(19)	$1,936
Fair value of stock options granted for consulting services	—	—	35	—	—	35
Fair value of stock options	—	—	1,675	—	—	1,675
Issuance of shares upon exercise of stock options	84,287	2	69	—	—	71
Issuance of shares upon exercise of warrants	2,940,531	29	5,183	—	—	5,212
Issuance of shares upon conversion of subordinated convertible notes payable	2,112,902	21	3,254	—	—	3,275
Warrant liability credited to additional paid-in capital as a result of exercise of warrants	—	—	6,877	—	—	6,877
Reduction in exercise price of warrants exercised by holders of senior secured notes payable	—	—	423	—	—	423
Amortization of deferred compensation	—	—	—	—	19	19
Net loss	—	—	—	(14,119)	—	(14,119)
Balance at September 30, 2006	9,998,869	$101	$225,348	$(220,045)	$—	$5,404

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(14,119)	$20,366
Loss from discontinued operations	—	(20,808)
Loss from continuing operations	(14,119)	(442)
Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	4,758	1,008
Provision for doubtful accounts and sales returns	(60)	60
Stock-based compensation	1,736	47
Deferred income taxes	(72)	9
Other income	(63)	—
Change in fair value of warrant liability	9,452	—
Reduction in exercise price of warrants	797	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(2,342)	(433)
Finished goods inventory	(40)	(236)
Prepaid expenses and other current assets	(111)	(62)
Refundable income taxes	828	(303)
Deposits	4	(1)
Increase (decrease) in -
Accounts payable	109	230
Accrued expenses	(39)	(185)
Accrued interest payable	(545)	320
Deferred revenue	(321)	313
Deferred rent	200	—
Income taxes payable	(1)	(230)
Net cash provided by continuing operations	171	95
Net cash used in discontinued operations	(25)	(38)
Net cash provided by operating activities	146	57

Cash flows from investing activities:
Purchases of property and equipment	(955)	(211)
Proceeds from sale of interest in ARTISTdirect Records, LLC	—	115
Acquisition of MediaDefender	—	(42,500)
Costs incurred in MediaDefender acquisition	—	(774)
Cash acquired in connection with MediaDefender acquisition, net of adjustments and amount due to ADI	—	435
Net cash used in investing activities	(955)	(42,935)

Cash flows from financing activities:
Proceeds from senior and subordinated debt financings	—	45,000
Payments for deferred financing costs	—	(1,020)
Proceeds from exercise of stock options	71	—
Proceeds from exercise of warrants	5,212	—
Principal payments on senior secured notes payable	(1,693)	—
Increase in restricted cash	(4)	(3)
Net cash provided by discontinued operations –
Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC during the two months ended February 28, 2005	—	37
Net cash provided by financing activities	3,586	44,014

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(amounts in thousands)

	Nine Months Ended September 30,
	2006	2005

Cash and cash equivalents:
Net increase (decrease)	2,777	1,136
Balance at beginning of period	3,102	1,156
Balance at end of period	$5,879	$2,292

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$2,585	$199
Income taxes	$—	$860

Non-cash investing and financing activities:
Warrant liability credited to additional paid-in capital as a result of exercise of warrants	$6,877	$—
Subordinated convertible notes payable converted into common shares	$3,275	$—
Issuance of subordinated convertible note payable to placement agent	$—	$1,460
Issuance of warrants to holders of senior secured notes payable	$—	$1,398
Issuance of warrants to holders of subordinated convertible notes payable	$—	$878
Issuance of common stock to directors as consulting fee in conjunction with MediaDefender acquisition	$—	$1,586
Issuance of warrants to directors as consulting fee in conjunction with MediaDefender acquisition	$—	$84
Issuance of warrants to placement agent for senior secured notes payable	$—	$150
Issuance of warrants to placement agent for senior secured notes payable and subordinated convertible notes payable	$—	$834
Guaranteed payments to MediaDefender management accounted for as non-compete agreements	$—	$1,050
Accrued expenses related to MediaDefender acquisition	$—	$518

Assets acquired in MediaDefender transaction, excluding cash and intercompany payable:
Assets acquired	$—	$4,458
Liabilities assumed	$—	$734
Customer relationships	$—	$2,264
Proprietary technology	$—	$7,602
Goodwill	$—	$31,104

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months and Nine Months Ended September 30, 2006 and 2005

1.  BASIS OF PRESENTATION

Organization and Business Activities:

ARTISTdirect, Inc., a Delaware corporation (“ADI” or the “Company”), was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC.  ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996.  The Company is headquartered in Santa Monica, California.

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

On February 28, 2005, the Company completed the sale of all of its interest in ARTISTdirect Recordings to Radar Records.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company determined that it complied with the provisions of SFAS No. 144 at December 31, 2004 with respect to the classification of the operations of ARTISTdirect Records as a discontinued operation.  Accordingly, the Company has accounted for its interest in ARTISTdirect Records as a discontinued operation for all periods presented, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005

On July 28, 2005, the Company completed the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”).  MediaDefender was founded in July 2000.  This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005.  MediaDefender is a leading provider of anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry.  During the nine months ended September 30, 2006, MediaDefender also began to offer redirect services, wherein MediaDefender redirects specific peer-to-peer traffic on the Internet to designated client destinations.

The Company is a digital media entertainment company that is home to an online music network and, through its MediaDefender subsidiary, is a leading provider of anti-piracy solutions in the IPP industry.  The ARTISTdirect Network (www.artistdirect.com) is a network of web-sites appealing to music fans, artists and marketing partners that offers multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce and digital music services.

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

Interim Financial Information:

The interim condensed consolidated financial statements are unaudited and, in the opinion of management of the Company, contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2006, the results of operations for the three months and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005.  The balance sheet as of December 31, 2005 has been derived from the Company’s audited financial statements.

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

The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

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

Net Income (Loss) per Common Share:

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date of such potential common shares, if later.  Potential common shares or proforma results of the conversion of convertible securities that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for all periods in which diluted EPS is presented is based on the average of the closing price of the Company’s common stock as quoted on the OTC Bulletin Board during such periods.  The following tables present a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended September 30,
	2006			2005
		Weighted			Weighted
	Income	Average		Income	Average
	(Loss)	Shares	Per Share	(Loss)	Shares	Per Share

Earnings per share – basic
Income (loss) available to common stockholders
From continuing operations	$13	9,999	$0.00	$(671)	4,241	$(0.16)
From discontinued operations	—	—	—	—	—	—
	$13	9,999	$0.00	$(671)	4,241	$(0.16)
Effect of dilutive securities
Convertible subordinated notes	—	—		—	—
Options and warrants	—	—		—	—

Earnings per share – diluted
Income (loss) available to common stockholders
From continuing operations	$13	9,999	$0.00	$(671)	4,241	$(0.16)
From discontinued operations	—	—	—	—	—	—
	$13	9,999	$0.00	$(671)	4,241	$(0.16)

	Nine Months Ended September 30,
	2006			2005
		Weighted			Weighted
	Income	Average		Income	Average
	(Loss)	Shares	Per Share	(Loss)	Shares	Per Share

Earnings per share - basic
Income (loss) available to common stockholders
From continuing operations	$(14,119)	8,296	$(1.70)	$(442)	3,749	$(0.12)
From discontinued operations	—	—	—	20,808	3,749	5.55
	$(14,119)	8,296	$(1.70)	$20,366	3,749	$5.43
Earnings per share – diluted
Convertible subordinated notes	—	—		—	—
Options and warrants	—	—		—	387

Earnings per share - diluted
Income (loss) available to common stockholders
From continuing operations	$(14,119)	8,296	$(1.70)	$(442)	4,136	$(0.11)
From discontinued operations	—	—	—	20,808	4,136	5.03

	$(14,119)	8,296	$(1.70)	$20,366	4,136	$4.92

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

Information with respect to equity-based compensation for the three months and nine months ended September 30, 2006 is presented at Note 5.  During the three months ended and nine months ended September 30, 2006, the Company issued 3,500 shares and 84,287 shares of common stock upon the exercise of stock options and received cash proceeds of approximately $3,000 and $71,000, respectively.  The stock options exercised had an intrinsic value of approximately $9,000 and $253,000, respectively.  The Company received no income tax benefit from the exercise of these stock options.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.  During the three months and nine months ended

September 30, 2006, the Company recorded $587,000 and $1,616,000, respectively, as a charge to operations to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R.

A summary of stock option activity under the Company’s 1999 Employee Stock Option Plan for the nine months ended September 30, 2006 is shown below.  Except for stock options for 6,130 shares previously granted under the Company’s 1999 Artist Stock Plan which expired during the nine months ended September 30, 2006, the Company did not have any activity under any of its other stock option plans in existence at December 31, 2005 during the nine months ended September 30, 2006.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2005	968,618	$3.57	5.07
Granted	—	—
Exercised	(84,287)	0.79
Cancelled	(6,130)	0.79
Options outstanding at September 30, 2006	878,201	$3.85	4.24
Options exercisable at September 30, 2006	611,534	$4.22	4.24

The intrinsic value of such exercisable but unexercised in-the-money options at September 30, 2006 was $2,624,000.

Information with respect to the Company’s 2006 Equity Incentive Plan, which was approved by the Company’s shareholders on June 19, 2006 (see Note 5) is as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	shares	Price	Life

Options outstanding at June 30, 2006	—	$—
Granted	91,551	3.35
Exercised	—	—
Cancelled	—	—
Options outstanding at September 30, 2006	91,551	$ 3.35	4.77
Options exercisable at September 30, 2006	—	$ 3.35	4.77

The intrinsic value of such exercisable but unexercised in-the-money options at September 30, 2006 is zero.

Pro forma information regarding net income (loss) per share for the three months and nine months ended September 30, 2005, as formerly required by SFAS No. 123, was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.  For the purpose of pro forma disclosures, the estimated fair value of the options was amortized to operations over the vesting period of the options or the expected period of benefit.  The Company’s unaudited pro forma information for the three months and nine months ended September 30, 2005 was as follows (amounts are in thousands, except for share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income (loss) – as reported	$(671)	$20,366
Less: Total stock-based compensation expense determined under the fair value method for all awards	(640)	(961)

Net income (loss) – pro forma	$(1,311)	$19,405

Net income (loss) per share – basic:
As reported	$(0.16)	$5.43
Pro forma	$(0.31)	$5.18

Net income (loss) per share – diluted:
As reported	$(0.16)	$4.92
Pro forma	$(0.31)	$4.69

At September 30, 2006, the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R on January 1, 2006 (excluding milestone-vested options), based on the fair values previously calculated, will be charged to operations ratably over the remaining vesting period of the outstanding options and warrants as follows (amounts are in thousands):

12 Month Periods Ending September 30,

2007	$1,621
2008	1,342
2009	78
Total	$3,041

Goodwill:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, an intangible asset that is not subject to amortization such as goodwill shall be, at a minimum, tested for impairment annually.  The first of the impairment tests consists of a comparison of the total fair value of each reporting unit and the reporting unit’s net assets on the date of the test.  If the fair value is in excess of the net assets, there is no indication of impairment and no need to perform the second tier impairment test.  The Company was required to perform this test as of July 31, 2006, the one year anniversary of the acquisition of MediaDefender (see Note 2).  The Company has performed this test and has determined that there is no indication of impairment.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under GAAP.  SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, as a result of positions taken or expected to be taken in a company’s tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the potential effect, if any, that the adoption of FIN 48 may have on the Company’s financial statement presentation and disclosures.

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

MediaDefender is a provider of anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry and offers services designed to frustrate Internet piracy.  During the nine months ended September 30, 2006, MediaDefender also began to offer redirect services, wherein MediaDefender redirects specific peer-to-peer traffic on the Internet to designated client destinations.

In accordance with the Merger Agreement, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender.  Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000, per year, if MediaDefender achieves specified earnings targets in fiscal 2007 and 2008.  Mr. Saaf and Mr. Herrera are each entitled to receive 12 months of severance pay at the rate of 100% of their monthly salary and the pro-rata portion of the performance bonus referenced above if they are terminated “without cause”.  In addition, the Company granted stock options to purchase up to 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, that were exercisable for a period of 5 years at $3.00 per share.

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

As a result of these agreements, effective July 28, 2005, the Company recorded an asset of $1,050,000 for the non-compete agreements and a related liability of $1,050,000 for the guaranteed payments to Mr. Saaf and Mr. Herrera.  The $1,050,000 allocated to non-compete agreements is being amortized over the life of their respective the employment agreements.

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

In addition, not later than ninety days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined in the Note Purchase Agreement, to prepay the principal amount of the Notes, which the Company determined to be $390,000 for the year ended December 31, 2005, which was shown as a current liability at December 31, 2005, and which was paid in early April 2006.  At September 30, 2006, the Company classified $1,110,000 of the Senior Notes as a current liability, reflecting an estimate of 60% the Company’s defined excess cash flow for the nine months ended September 30, 2006.

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

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005. The Company was in compliance with all financial covenants as of September 30, 2006 except for the fixed charge coverage ratio, which was waived November 7, 2006 as discussed below.

On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.

The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity.  Commencing September 30, 2006, interest is payable quarterly in cash or shares of common stock, at the option of the Company.  Each Sub-Debt Note had an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments.

On November 7, 2006, the Company entered into a waiver (the “Sub-Debt Waiver”) with the holders of the Sub-Debt Notes.  A provision of the Sub-Debt Notes contains a negative covenant pertaining to the Company’s Consolidated Fixed Charge Coverage Ratio (as such term is defined in the Sub-Debt Notes), which is to be calculated on a quarterly basis (the “Fixed Charge Covenant”).  The Fixed Charge Covenant did not contemplate that the first cash payment of accrued interest was not due and payable to the holders of the Sub-Debt Notes until September 30, 2006 (the “First Interest Payment”), an approximate 14 month period from the original issuance date of the Sub-Debt Notes.  As a result of the Company timely making the First Interest Payment, the Company was forced to breach the Fixed Charge Covenant.  The holders of the Sub-Debt Notes have agreed to waive the event of default under the Sub-Debt Notes that may have been triggered due to a breach of the Fixed Charge Covenant resulting from the First Interest Payment.

On November 7, 2006, the Company also entered into a waiver (the “Senior Waiver”) with the purchasers of the Senior Notes originally issued by the Company.  The Note Purchase Agreement contains the same Fixed Charge Covenant that is contained in the Sub-Debt Notes (the “Senior Fixed Charge Covenant”).  As a result of the Company timely making the First Interest Payment, the Company was forced to breach the Senior Fixed Charge Covenant.  The holders of the Senior Notes have agreed to waive the event of default under the Note Purchase Agreement that may have been triggered due to a breach of the Senior Fixed Charge Covenant resulting from the First Interest Payment.

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

As of and through December 31, 2005, based on a report prepared by an independent valuation firm, there was no change in the fair value of the warrants that were recorded as warrant liability at July 28, 2005.  For the three months and nine months ended September 30, 2006, the Company recorded a non-cash gain (loss) of $887,000 and $(9,452,000), respectively, to reflect the change in warrant liability.  The calculation of warrant liability at September 30, 2006 reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  A summary of warrant liability at December 31, 2005 and September 30, 2006 is presented below (amounts are in thousands).  The net adjustment to warrant liability for the nine months ended September 30, 2006 includes adjustments to reflect changes in the carrying value of the warrants, as well as adjustments resulting from a reduction in the exercise price and from the exercise of such warrants.

	Warrant Liability at December 31, 2005	Net Adjustment to Warrant Liability for the Nine Months Ended September 30, 2006	Warrant Liability at September 30, 2006
		(Unaudited)	(Unaudited)

Senior Warrant Shares	$1,398	$(856)	$542
Sub-Debt Warrant Shares	878	2,028	2,906
Broadband Sub-Debt Warrant Shares	834	1,927	2,761
Libra Warrant Shares	150	(150)	—
Total	$3,260	$2,949	$6,209

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

The following pro forma operating data presents the results of operations for the three months and nine months ended September 30, 2005, as if the acquisition had occurred on the first day of such period.  Discontinued operations, impairment losses and non-recurring items for such period are not included.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on such date, or of future results of operations.  The pro forma calculations assume that there were no principal payments on the Senior Notes or conversions of the Sub-Debt Notes during 2005.  Amounts are presented in thousands, except for share data.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net revenue	$4,893	$14,977

Net loss	$(938)	$(2,287)

Net loss per common share – basic and diluted	$(0.20)	$(0.50)

Weighted average common shares outstanding	4,611,149	4,611,149

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

As a result of the sale of all of ADI’s interest in ARTISTdirect Recordings to Radar Records effective February 28, 2005, ADI accounted for its interest in ARTISTdirect Records as a discontinued operation for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.  For the nine months ended September 30, 2005, the Company recognized a loss from discontinued operations of $271,000, reflecting ADI’s interest in ARTISTdirect Records for the two months ended February 28, 2005.

As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, the Company recognized a gain (primarily non-cash) in its consolidated statement of operations for the nine months ended September 30, 2005 of $21,079,000, primarily as a result of the elimination of the liabilities of ARTISTdirect Records.

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

During the nine months ended September 30, 2005, the Company accrued bonuses of $75,000 and $50,000 to its Chief Executive Officer and Chief Financial Officer, respectively, which were paid during 2005.

During 2005, the Company completed the implementation of a new business initiative to create global awareness of the ARTISTdirect brand and increase traffic to the Company’s web-site.  Through relationships previously developed by the Company’s senior management in the music and entertainment industry, the Company began to develop opportunities for major corporations to sponsor cause-based programs in various parts of the world in conjunction with music and entertainment celebrities.  The Company believes that this effort would enhance the global reputation of the Company through associations with leading performers and entertainers, which could then be expected to drive brand awareness and traffic to the Company’s digital media properties.  During the nine months ended September 30, 2005, the Company received a fee advance of $35,000 from an international non-profit organization with respect to the first such project.  This fee advance was budgeted to fund initial planning and oversight and accordingly, one-half was paid to the Company’s Chief Executive Officer and one-half was paid to the Company’s Executive Vice President as a co-producer’s fee.

For the year ending December 31, 2006, each non-employee member of the Company’s Board of Directors receives a cash retainer of $15,000, payable in equal installments of $7,500 in the third and fourth quarters of fiscal 2006, and a grant of stock options having a value (based upon the appropriate Black-Scholes option valuation methodology) equal to $35,000.  The strike price for the options is set on the date of grant and the options will vest entirely on December 31, 2006.  In addition, each director that serves on a Committee of the Board of Directors receives, for each committee served, an additional cash retainer of $10,000, payable in equal installments of $5,000 in the third and fourth quarters of fiscal 2006, and a grant of stock options having a value equal to $15,000, having the same terms and conditions as options granted to all non-employee members of the Board of Directors generally. The stock option grants were made on July 7, 2006 under the 2006 Equity Plan (see Note 5).

Any new directors joining the Company’s Board of Directors in 2006 will receive a one-time grant of stock options having a value equal to $25,000, a three-year vesting term and otherwise having the same terms and conditions as options granted to all non-employee members of the Board of Directors generally.  Fred Davis, who joined the Company’s Board of Directors in November 2005, and who did not receive any board compensation in 2005, is considered a new director for purposes of the foregoing in 2006.

During the three months and nine months ended September 30, 2006, the Company incurred legal fees of $61,000 and $63,000, respectively, to Davis Shapiro Lewit & Hayes, LLP, a law firm in which Fred Davis, a director of the Company, is a partner.

5.  EQUITY-BASED TRANSACTIONS

On May 6, 2005, the Company issued to three consultants stock options to purchase an aggregate of 78,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to short-term consulting agreements with a duration approximating one year.  The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $79,000, of which $60,000 was charged to operations during the year ended December 31, 2005 and $19,000 was recorded as deferred compensation at December 31, 2005 and amortized to operations during the nine months ended September 30, 2006.

On May 6, 2005, the Company issued to a consultant a stock option to purchase an aggregate of 22,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan, exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to a short-term consulting agreement.  The option was subject to milestones, one of which was partially attained during the nine months ended September 30, 2006, as a result of which 10,000 shares vested during such period.  The fair value of the vested portion of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $35,000, and was charged to operations during the nine months ended September 30, 2006.

During the three months and nine months ended September 30, 2006, the Company issued 3,500 shares and 84,287 shares of common stock, respectively, upon the exercise of stock options previously issued to employees and consultants, and received cash proceeds of approximately $3,000 and $71,000, respectively.

During the nine months ended September 30, 2006, the Company issued 2,112,902 shares of common stock upon the conversion of $3,275,000 of subordinated convertible notes payable.  As a result, $537,000 was charged to operations during the nine months ended September 30, 2006, consisting of related deferred financing costs of $324,000 and debt discount costs of $213,000.  There were no conversions during the three months ended September 30, 2006.

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

As a result of the aforementioned warrant exercise price reductions, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $797,000, consisting of $374,000 relating to the warrants held by the investors in the Sub-Debt Financing and $423,000 relating to the warrants held and exercised by the investors in the Senior Financing.

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

On July 7, 2006, in conjunction with the previously adopted 2006 board compensation program, the Company granted stock options under the 2006 Equity Plan approved by the Company’s stockholders at its Annual Meeting to five non-officer members of its Board of Directors to acquire an aggregate of 91,551 shares of common stock, exercisable for a period of 5 years at $3.35 per share, the closing price of the Company’s common stock as quoted on the OTC Bulletin Board on the date of grant.  The aggregate fair value of such stock options, calculated pursuant to the Black-Scholes option-pricing model, was $260,000, which is being charged to operations ratably through December 31, 2006.

At the Annual Meeting, the Company’s stockholders also approved an amendment and restatement of the Company’s Certificate of Incorporation to eliminate 5,000,000 shares of the Company’s authorized preferred stock.

6.  INCOME TAXES

At December 31, 2005, the Company had net operating loss carryforwards totaling approximately $111,000,000 for Federal income tax purposes expiring beginning in 2020 and California state net operating loss carryforwards of approximately $102,000,000 expiring beginning in 2008.

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

As a result of the profitable operations of MediaDefender during the three months and nine months ended September 30, 2006, the non-deductibility of certain non-cash charges for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carryforwards, the Company recorded a provision for income taxes of $536,000 and $797,000 for the three months and nine months ended September 30, 2006.

7.  COMMITMENTS AND CONTINGENCIES

On January 30, 2006, the Company entered into a sub-lease agreement for new office facilities in Santa Monica, California through November 30, 2011.  The effective date of the sub-lease agreement was February 2, 2006.  The new office facilities house both ADI and MediaDefender.  In connection with the sub-lease agreement, the Company provided an irrevocable standby bank letter of credit for $180,000 as security for the Company’s obligations under the sub-lease, which was secured by cash of $180,000, which has been classified as restricted cash in the Company’s balance sheet.  The letter of credit will be reduced to $90,000 on the 13th month of the sub-lease, provided the Company is in compliance with all terms under the sub-lease.

This lease contains predetermined fixed increases in the minimum rental rate during the initial lease term.  The Company began to recognize the related rent expense on a straight-line basis on the effective date of the lease.  The Company records the difference between the amount charged to expense and the rent paid as deferred rent on the Company’s balance sheet.

Future cash payments under such operating lease are as follows:

12 Month Periods Ending September 30,

2007	$452
2008	466
2009	480
2010	494
2011	509
Thereafter	86
Total	$2,487

8.  SEGMENT INFORMATION AND CONCENTRATIONS

Information with respect to the Company’s operating segments for the three months and nine months ended September 30, 2006 and 2005 is presented below.  During the three months and nine months ended September 30, 2005 and 2006, the Company’s continuing operations consisted of three reportable segments:  e-commerce, media, and anti-piracy and redirect services.

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

During the three months ended September 30, 2006 and 2005, approximately 72% and 68%, respectively, of e-commerce revenues were generated from the products related to a single music merchandising entity.  During the nine months ended September 30, 2006 and 2005, approximately 69% and 67%, respectively, of e-commerce revenues were generated from the products related to a single music merchandising entity.

During the three months and nine months ended September 30, 2006 and 2005, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.

During the three months ended September 30, 2006, approximately 68% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 23%, a second customer accounting for 20%, a third customer accounting for 15%, and a fourth customer accounting for 10%.  During the nine months ended September 30, 2006, approximately 67% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 25%, a second customer accounting for 21%, a third customer accounting for 11%, and a fourth customer accounting for 10%.  At September 30, 2006, the aggregate amount due from these customers was approximately $2,334,000, which was included in accounts receivable at such date.

During the three months ended September 30, 2006, MediaDefender purchased approximately 73% of its bandwidth from three suppliers.  During the nine months ended September 30, 2006, MediaDefender purchased approximately 67% of its bandwidth from three suppliers.  At September 30, 2006, there were no amounts due to these suppliers.  Although there are other suppliers of bandwidth, a change in suppliers would cause delays, which could adversely affect operations in the short-term.

Information with respect to the nine months ended September 30, 2005 includes only two months of the operations of MediaDefender, which was acquired effective July 28, 2005.

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months and nine months ended September 30, 2006 and 2005.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.  Amounts are presented in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Revenue:
E-commerce	$663	$603	$1,917	$1,890
Media	1,572	913	3,937	4,085
Anti-piracy and redirect services	4,158	2,336	11,781	2,336
	$6,393	$3,852	$17,635	$8,311
Adjusted EBITDA:
E-commerce	$27	$47	$33	$154
Media	771	251	1,495	1,700
Anti-piracy and redirect services	2,435	1,422	7,230	1,422
	3,233	1,720	8,758	3,276
Corporate	(870)	(564)	(3,430)	(1,823)
	$2,363	$1,156	$5,328	$1,453

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$2,363	$1,156	$5,328	$1,453
Add (deduct):
Stock-based compensation	(652)	(24)	(1,736)	(47)
Depreciation	(145)	(852)	(405)	(907)
Amortization of intangible assets	(937)	—	(2,813)	—
Amortization of deferred financing costs	(197)	—	(600)	—
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	—	—	(537)	—
Interest income	45	7	76	17
Interest expense, including amortization of discount on debt of $132 and $401 for the three months and nine months ended September 30, 2006, respectively, and $101 for the three months and nine months ended September 30, 2005	(825)	(622)	(2,449)	(622)
Adjustment to warrant liability	887	—	(9,452)	—
Reduction in exercise price of warrants	—	—	(797)	—
Provision for income taxes	(536)	(336)	(797)	(336)
Other income	10	—	63	—
Loss from discontinued operations of ARTISTdirect Records, LLC	—	—	—	(271)
Gain from sale of ARTISTdirect Records, LLC	—	—	—	21,079
Net income (loss)	$13	$(671)	$(14,119)	$20,366

Assets as of December 31, 2005 and September 30, 2006 are summarized below.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, prepaid expenses and deposits, computer equipment, leasehold improvements and certain intangible assets.  Amounts are presented in thousands.

	September 30, 2006	December 31, 2005

Assets:
Corporate	$5,173	$4,726
E-commerce	1,096	941
Media	2,847	1,931
Anti-piracy and redirect services	46,802	46,934
	$55,918	$54,532

9.  SUBSEQUENT EVENTS

On October 9, 2006, the Company entered into an eighteen month non-exclusive consulting agreement with Wood River Ventures, LLC and Jonathan Dolgen for consulting and advisory services with respect to the business and operations of the Company.  The consulting agreement provides for compensation payable consisting of a base fee of $187,500, payable quarterly in six installments of $31,250, and a stock award valued at $112,500, consisting of 34,615 shares of common stock based on the Company’s closing stock price on October 10, 2006 of $3.25 per share to be issued under the Company’s 2006 Equity Incentive Plan.  The shares vest pro rata over the eighteen month period of the consulting agreement, beginning on October 10, 2006 and thereafter monthly on the first day of each month of the term of the consulting agreement through March 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

The Company is a digital media entertainment company that is home to an online music network and, through its MediaDefender subsidiary, is a leading provider of anti-piracy solutions in the Internet-piracy-protection industry.  The ARTISTdirect Network (www.artistdirect.com) is a network of web-sites appealing to music fans, artists and marketing partners that offers multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce and digital music services.

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

MediaDefender is a provider of anti-piracy solutions in the high-growth Internet-piracy-protection (“IPP”) industry and offers services designed to frustrate Internet piracy.  During the nine months ended September 30, 2006, MediaDefender also began to offer redirect services, wherein MediaDefender redirects specific peer-to-peer traffic on the Internet to designated client destinations.

In accordance with the Merger Agreement, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender.  Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000, per year, if MediaDefender achieves specified earnings targets in fiscal 2007 and 2008.  Mr. Saaf and Mr. Herrera are each entitled to receive 12 months of severance pay at the rate of 100% of their monthly salary and the pro-rata portion of the performance bonus referenced above if they are terminated “without cause”.  In addition, the Company granted stock options to purchase up to 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, that were exercisable for a period of 5 years at $3.00 per share.

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

As a result of these agreements, effective July 28, 2005, the Company recorded an asset of $1,050,000 for the non-compete agreements and a related liability of $1,050,000 for the guaranteed payments to Mr. Saaf and Mr. Herrera.  The $1,050,000 allocated to non-compete agreements is being amortized over the life of their respective employment agreements.

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

In addition, not later than ninety days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined in the Note Purchase Agreement, to prepay the principal amount of the Notes, which the Company determined to be $390,000 for the year ended December 31, 2005, which was shown as a current liability at December 31, 2005, and which was paid in early April 2006.  At September 30, 2006, the Company classified $1,110,000 of the Senior Notes as a current liability, reflecting an estimate of 60% the Company’s defined excess cash flow for the nine months ended September 30, 2006.

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

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005.  The Company was in compliance with all financial covenants as of September 30, 2006 except for the fix charge coverage ratio, which was waived November 7, 2006 as discussed below.

On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.

The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity.  Commencing September 30, 2006, interest is payable quarterly in cash or shares of common stock, at the option of the Company.  Each Sub-Debt Note had an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments.

On November 7, 2006, the Company entered into a waiver (the “Sub-Debt Waiver”) with the holders of the Sub-Debt Notes.  A provision of the Sub-Debt Notes contains a negative covenant pertaining to the Company’s Consolidated Fixed Charge Coverage Ratio (as such term is defined in the Sub-Debt Notes), which is to be calculated on a quarterly basis (the “Fixed Charge Covenant”).  The Fixed Charge Covenant did not contemplate that the first cash payment of accrued interest was not due and payable to the holders of the Sub-Debt Notes until September 30, 2006 (the “First Interest Payment”), an approximate 14 month period from the original issuance date of the Sub-Debt Notes.  As a result of the Company timely making the First Interest Payment, the Company was forced to breach the Fixed Charge Covenant.  The holders of the Sub-Debt Notes have agreed to waive the event of default under the Sub-Debt Notes that may have been triggered due to a breach of the Fixed Charge Covenant resulting from the First Interest Payment.

On November 7, 2006, the Company also entered into a waiver (the “Senior Waiver”) with the purchasers of the Senior Notes originally issued by the Company.  The Note Purchase Agreement contains the same Fixed Charge Covenant that is contained in the Sub-Debt Notes (the “Senior Fixed Charge Covenant”).  As a result of the Company timely making the First Interest Payment, the Company was forced to breach the Senior Fixed Charge Covenant.  The holders of the Senior Notes have agreed to waive the event of default under the Note Purchase Agreement that may have been triggered due to a breach of the Senior Fixed Charge Covenant resulting from the First Interest Payment.

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

As of and through December 31, 2005, based on a report prepared by an independent valuation firm, there was no change in the fair value of the warrants that were recorded as warrant liability at July 28, 2005.  For the three months and nine months ended September 30, 2006, the Company recorded a non-cash gain (loss) of $887,000 and $(9,452,000), respectively, to reflect the change in warrant liability.  The calculation of warrant liability at September 30, 2006 reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  A summary of warrant liability at December 31, 2005 and September 30, 2006 is presented below (amounts are in thousands).  The net adjustment to warrant liability for the nine months ended September 30, 2006 includes adjustments to reflect changes in the carrying value of the warrants, as well as adjustments resulting from a reduction in the exercise price and from the exercise of such warrants.

	Warrant Liability at December 31, 2005	Net Adjustment to Warrant Liability for the Nine Months Ended September 30, 2006	Warrant Liability at September 30, 2006
		(Unaudited)	(Unaudited)

Senior Warrant Shares	$1,398	$(856)	$542
Sub-Debt Warrant Shares	878	2,028	2,906
Broadband Sub-Debt Warrant Shares	834	1,927	2,761
Libra Warrant Shares	150	(150)	—
Total	$3,260	$2,949	$6,209

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

Pro Forma Information:

The following pro forma operating data presents the results of operations for the three months and nine months ended September 30, 2005, as if the acquisition had occurred on the first day of such period.  Discontinued operations, impairment losses and non-recurring items for such period are not included.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on such date, or of future results of operations.  The pro forma calculations assume that there were no principal payments on the Senior Notes or conversions of the Sub-Debt Notes during 2005.  Amounts are presented in thousands, except for share data.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net revenue	$4,893	$14,977

Net loss	$(938)	$(2,287)

Net loss per common share – basic and diluted	$(0.20)	$(0.50)

Weighted average common shares outstanding	4,611,149	4,611,149

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

The following table summarizes pro forma net revenue and Adjusted EBITDA by operating segment for the three months and nine months ended September 30, 2005.  A reconciliation of Pro Forma Net Loss to Pro Forma Adjusted EBITDA is also provided.  Included in Pro Forma Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  The pro forma calculations assume that there were no principal payments on the Senior Notes or conversions of the Sub-Debt Notes during 2005.  Amounts are presented in thousands.

Pro Forma	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net Revenue:
E-commerce	$603	$1,890
Media	913	4,085
Anti-piracy services	3,377	9,002
	$4,893	14,977

Adjusted EBITDA:
E-commerce	$47	$154
Media	251	1,735
Anti-piracy services	2,219	5,707
	2,517	7,596
Corporate	(675)	(2,295)
	$1,842	$5,301

Pro Forma	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Reconciliation of Adjusted EBITDA to Net Loss:
Adjusted EBITDA	$1,842	$5,301
Add (deduct):
Stock-based compensation	(24)	(47)
Depreciation	(101)	(320)
Amortization of intangible assets	(938)	(2,816)
Amortization of deferred financing costs	(218)	(650)
Interest income	13	36
Interest expense, including amortization of discount on debt of $101 for the three months and nine months ended September 30, 2005	(898)	(2,660)
Provision for income taxes	(402)	(1,117)
Net loss	$(726)	$(2,273)

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

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under GAAP.  SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, as a result of positions taken or expected to be taken in a company’s tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the potential effect, if any, that the adoption of FIN 48 may have on the Company’s financial statement presentation and disclosures.

Results of Operations – Three Months Ended September 30, 2006 and 2005:

The following table presents information with respect to the Company’s consolidated statements of operations, excluding income (loss) from discontinued operations, and as a percentage of total net revenue, for the three months ended September 30, 2006 and 2005.  As a result of the Company’s acquisition of MediaDefender effective July 28, 2005, the Company has consolidated the operations of MediaDefender since that date.  Accordingly, the Company’s results of operations for the three months ended September 30, 2006 are not directly comparable to the Company’s results of operations for the three months ended September 30, 2005.

Consolidated Statements of Operations
(amounts are in thousands)

	Three Months Ended September 30,
	2006		2005
	$	%	$	%
Net revenue:
E-commerce	$663	10.4%	$603	15.7%
Media	1,572	24.6%	913	23.7%
Anti-piracy and redirect services	4,158	65.0%	2,336	60.6%
Total net revenue	6,393	100.0%	3,852	100.0%

Cost of revenue:
E-commerce	612	9.6%	528	13.7%
Media	709	11.1%	575	14.9%
Anti-piracy and redirect services	2,040	31.9%	1,069	27.8%
Total cost of revenue	3,361	52.6%	2,172	56.4%
Gross profit	3,032	47.4%	1,680	43.6%

Operating expenses:
Sales and marketing	296	4.6%	185	4.8%
General and administrative	2,107	33.0%	1,062	27.6%
Total operating costs	2,403	37.6%	1,247	32.4%
Income from operations	629	9.8%	433	11.2%

Interest income	45	0.7%	7	0.2%
Interest expense	(825)	(12.9)%	(622)	(16.1)%
Other Income	10	0.1%	—	—%
Adjustment to warrant liability	887	13.9%	—	—%
Amortization of deferred financing costs	(197)	(3.1)%	(153)	(4.0)%
Income (loss) from continuing operations before income taxes	549	8.5%	(335)	(8.7)%

Provision for income taxes	536	(8.3)%	336	8.7%
Income (loss) from continuing operations	$13	0.2%	$(671)	(17.4)%

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended September 30, 2006 and 2005.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.  Amounts are presented in thousands.

	Three Months Ended September 30,
	2006	2005

Net Revenue:
E-commerce	$663	$603
Media	1,572	913
Anti-piracy and redirect services	4,158	2,336
	$6,393	$3,852

Adjusted EBITDA:
E-commerce	$27	$47
Media	771	251
Anti-piracy and redirect services	2,435	1,422
	3,233	1,720
Corporate	(870)	(564)
	$2,363	$1,156

	Three Months Ended September 30,
	2006	2005
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA	$2,363	$1,156
Add (deduct):
Stock-based compensation	(652)	(24)
Depreciation	(145)	(74)
Amortization of intangible assets	(937)	(625)
Amortization of deferred financing costs	(197)	(153)
Interest income	45	7
Interest expense, including amortization of discount on debt of $132 and $101 for the three months ended September 30, 2006 and 2005, respectively	(825)	(622)
Adjustment to warrant liability	887	—
Other income	10	—
Provision for income taxes	(536)	(336)
Net income (loss)	$13	$(671)

Net Revenue.  The Company’s net revenue increased by $2,541,000 or 66.0%, to $6,393,000 for the three months ended September 30, 2006, as compared to $3,852,000 for the three months ended September 30, 2005, primarily as a result of the acquisition of MediaDefender in July 2005, which provided revenue of $4,158,000 from its anti-piracy and redirect services for the three months ended September 30, 2006.  Included in MediaDefender revenues for the three months ended September 30, 2006 was $54,000 for redirect services which were not offered in the three months revenues of $2,336,000 ending September 30, 2005. MediaDefender’s revenue accounted for 65.0% of the Company’s total net revenue for the three months ended September 30, 2006.  The Company expects that revenues from MediaDefender will represent a significant percentage of the Company’s total revenues in the foreseeable future.

During the three months ended September 30, 2006, approximately 68% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 23%, a second customer accounting for 20%, a third customer accounting for 15%, and a fourth customer accounting for 10%.

During the three months ended September 30, 2006, $205,000 of revenues was invoiced by MediaDefender to a major music industry customer for anti-piracy services.  At September 30, 2006, MediaDefender had recognized as revenue and was owed a total of $580,000 by such major music industry customer for anti-piracy services rendered from February through September 2006, which was included in accounts receivable of September 30, 2006. This customer has recently claimed offsets against MediaDefender invoices, which MediaDefender has analyzed and rejected.  In consultation with legal counsel, MediaDefender has advised this customer that it believes it is owed the full amount (without offset), and that should negotiations to resolve this matter in the near-term not produce a satisfactory resolution, MediaDefender intends to vigorously assert its legal rights.  Accordingly, at September 30, 2006, no provision for uncollectible accounts has been provided.  The Company will review further developments with respect to this matter at December 31, 2006.

E-commerce revenue increased by $60,000, or 10.0%, to $663,000 for the three months ended September 30, 2006, as compared to $603,000 for the three months ended September 30, 2005.  During the three months ended September 30, 2006 and 2005, approximately 69% and 68%, respectively, of revenues from e-commerce were generated from the products related to a single music merchandising entity.

Media revenue increased by $659,000 or 72.2% to $1,572,000 for the three months ended September 30, 2006, as compared to $913,000 for the three months ended September 30, 2005.  The increase in media revenues in 2006 as compared to 2005 was primarily the result of an improvement in internet traffic and page views of traffic after a discontinuation of a click-through program in 2005 and additional ancillary traffic associated with the acquisition of Mediadefender.  During the three months ended September 30, 2006 and 2005, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.  The Company markets and sells advertising on a CPM basis to advertising agencies and directly to various companies as part of the Company’s marketing program.  The Company also markets and sells sponsorships for various portions of the ARTISTdirect Network.  Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising to specific areas or sections of the Company’s web-sites.  The Company intends to continue to focus on increasing revenue from its media operations business segment, which generates revenues from the sale of online advertising and sponsorships to companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network.

Cost of Revenue.  The Company’s total cost of revenue increased by $1,189,000 or 54.7% to $3,361,000 for the three months ended September 30, 2006, as compared to $2,172,000 for the three months ended September 30, 2005, partially as a result of an increase in costs associated with a full quarter of activity related to the operation of MediaDefender acquired in July 2005 and increased bandwidth costs associated with increased internet traffic.  MediaDefender’s cost of revenue was $2,040,000 or 49.1% of its net revenue.  Depreciation of property and equipment is included in cost of revenue for all business segments.  Included in MediaDefender’s cost of revenue for the three months ended September 30, 2006 was the amortization of proprietary technology acquired in the MediaDefender transaction of $633,000.

E-commerce cost of revenue increased by $84,000 or 15.9% to $612,000 for the three months ended September 30, 2006, as compared to $528,000 for the three months ended September 30, 2005, primarily as a result of the increase in e-commerce revenues.

Media cost of revenue increased by $134,000 or 23.3% to $709,000 for the three months ended September 30, 2006, as compared to $575,000 for the three months ended September 30, 2005, primarily as a result of the increase in revenues as discussed above.  The Company is in the process of implementing various business initiatives to improve operating margins throughout the network.

As a result of the foregoing, gross profit was $3,032,000 for the three months ended September 30, 2006, as compared to $1,680,000 for the three months ended September 30, 2005, reflecting gross margins of 47.4% and 43.6%, respectively.  The improvement in gross margin for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, was due to a change in the business mix (primarily the inclusion of MediaDefender’s operations), which reflected an increase in revenues from a higher margin segment.  A summary of gross profit and gross margin by segment is as follows (amounts are in thousands):

	Three Months Ended September 30,
	2006		2005
Segment:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
E-commerce	$51	7.7%	$75	12.4%
Media	863	54.9%	338	37.0%
Anti-piracy and redirect services	2,118	50.9%	1,267	54.2%
Totals	$3,032	47.4%	$1,680	43.6%

Sales and Marketing.  The Company’s sales and marketing expense increased by $111,000 or 60.0% to $296,000 for the three months ended September 30, 2006, as compared to $185,000 for the three months ended September 30, 2005, primarily as a result of the amortization of customer relationships acquired in the MediaDefender transaction of $188,000.

General and Administrative.  The Company’s general and administrative expense increased by $1,045,000 or 98.4%, to $2,107,000 for the three months ended September 30, 2006, as compared to $1,062,000 for the three months ended September 30, 2005, in part as a result of the acquisition of MediaDefender.

For the three months ended September 30, 2006, general and administrative expense includes the amortization of non-compete agreements of $116,000 resulting from the MediaDefender transaction, and stock-based compensation of $652,000 resulting primarily from the adoption of SFAS No. 123R effective January 1, 2006.  For the three months ended September 30, 2005, stock-based compensation was $24,000.

During the three months ended September 30, 2006, the Company incurred legal and accounting fees of approximately $95,000 relating to the preparation and filing of various documents with the SEC and other ordinary course legal and accounting matters.  General and administrative expenses also increased in 2006 as compared to 2005 as a result of increased management and board compensation, consulting fees, rent and occupancy costs, insurance expense and Delaware franchise taxes.

Income from Operations.  As a result of the aforementioned factors, income from operations was $629,000 for the three months ended September 30, 2006, as compared to income from operations of $433,000 for the three months ended September 30, 2005.

Interest Income.  Interest income was $45,000 for the three months ended September 30, 2006, as compared to $7,000 for the three months ended September 30, 2005.

Interest Expense.  Interest expense of $825,000 and $622,000 for the three months ended September 30, 2006 and September 30, 2005 respectively relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of convertible notes payable issued in the Sub-Debt Financing, which bear interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of discount on debt included in interest expense was $132,000 and $101,000 for the three months ended September 30, 2006 and 2005 respectively.

Adjustment to Warrant Liability.  In accordance with EITF No. 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any material changes in such liability.  As of September 30, 2006 and for the three months then ended, the calculation of the warrant liability reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  For the three months ended September 30, 2006, the Company recorded a non-cash gain of $887,000 to reflect a decrease in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was  $197,000 and $153,000 for the three months ended September 30, 2006 and 2005, respectively.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Income (Loss) from Continuing Operations Before Income Taxes.  As a result of the aforementioned factors, income from continuing operations was $549,000 for the three months ended September 30, 2006, as compared to a loss from continuing operations of $(335,000) for the three months ended September 30, 2005.

Provision for Income Taxes.  As a result of the profitable operations of MediaDefender, the non-deductibility of certain non-cash charges for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $536,000 and $336,000 for the three months ended September 30, 2006 and 2005, respectively.

Net Income (Loss).  As a result of the aforementioned factors, the Company had net income of $13,000 for the three months ended September 30, 2006, as compared to a net loss of $(671,000) for the three months ended September 30, 2005.

Results of Operations – Nine Months Ended September 30, 2006 and 2005:

The following table presents information with respect to the Company’s consolidated statements of operations, excluding income (loss) from discontinued operations, and as a percentage of total net revenue, for the nine months ended September 30, 2006 and 2005.  As a result of the Company’s acquisition of MediaDefender effective July 28, 2005, the Company has consolidated the operations of MediaDefender since that date.  Accordingly, the Company’s results of operations for the nine months ended September 30, 2006 are not directly comparable to the Company’s results of operations for the nine months ended September 30, 2005.

Consolidated Statements of Operations
(amounts are in thousands)

	Nine Months Ended September 30,
	2006		2005
	$	%	$	%
Net revenue:
E-commerce	$1,917	10.9%	$1,890	22.7%
Media	3,937	22.3%	4,085	49.2%
Anti-piracy and redirect services	11,781	66.8%	2,336	28.1%
Total net revenue	17,635	100.0%	8,311	100.0%

Cost of revenue:
E-commerce	1,799	10.2%	1,659	20.0%
Media	2,110	12.0%	2,143	25.8%
Anti-piracy and redirect services	5,617	31.8%	1,069	12.8%
Total cost of revenue	9,526	54.0%	4,871	58.6%
Gross profit	8,109	46.0%	3,440	41.4%

Operating expenses:
Sales and marketing	839	4.8%	262	3.1%
General and administrative	6,896	39.1%	2,526	30.5%
Total operating costs	7,735	43.9%	2,788	33.6%
Income from operations	374	2.1%	652	7.8%

Interest income	76	0.4%	17	0.2%
Interest expense	(2,449)	(13.9)%	(622)	(7.5)%
Other income	63	0.4%	—	—%
Adjustment to warrant liability	(9,452)	(53.6)%	—	—%
Reduction in exercise price of warrants	(797)	(4.5)%	—	—
Amortization of deferred financing costs	(600)	(3.4)%	(153)	(1.8)%
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(537)	(3.0)%	—	—%
Loss from continuing operations before income taxes	(13,322)	(75.5)%	(106)	(1.3)%

Provision for income taxes	797	4.5%	336	4.0%
Loss from continuing operations	$(14,119)	(80.0)%	$(442)	(5.3)%

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the nine months ended September 30, 2006 and 2005.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.  Amounts are presented in thousands.

	Nine Months Ended September 30,
	2006	2005

Net Revenue:
E-commerce	$1,917	$1,890
Media	3,937	4,085
Anti-piracy and redirect services	11,781	2,336
	$17,635	$8,311

Adjusted EBITDA:
E-commerce	$33	$154
Media	1,495	1,700
Anti-piracy and redirect services	7,230	1,422
	8,758	3,276
Corporate	(3,430)	(1,823)
	$5,328	$1,453

	Nine Months Ended September 30,
	2006	2005
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA	$5,328	$1,453
Add (deduct):
Stock-based compensation	(1,736)	(47)
Depreciation	(405)	(907)
Amortization of intangible assets	(2,813)	—
Amortization of deferred financing costs	(600)	—
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(537)	—
Interest income	76	17
Interest expense, including amortization of discount on debt of $401 and $101 for the nine months ended September 30, 2006 and 2005, respectively	(2,449)	(622)
Adjustment to warrant liability	(9,452)	—
Reduction in exercise price of warrants	(797)
Provision for income taxes	(797)	(336)
Other income	63	—
Loss from discontinued operations of ARTISTdirect Records, LLC	—	(271)
Gain from sale of ARTISTdirect Records, LLC	—	21,079
Net income (loss)	$(14,119)	$20,366

Net Revenue.  The Company’s net revenue increased by $9,324,000 or 112.2%, to $17,635,000 for the nine months ended September 30, 2006, as compared to $8,311,000 for the nine months ended September 30, 2005, primarily as a result of the acquisition of MediaDefender in July 2005, which provided revenue of $11,781,000 from its anti-piracy and redirect services for the nine months ended September 30, 2006.  Included in such revenues was $568,000 from redirect programs, $500,000 was from a short-term redirect program with a new entertainment services customer.  MediaDefender’s revenue accounted for 66.8% of the Company’s total net revenue for the nine months ended September 30, 2006.  The Company expects that revenues from MediaDefender will represent a significant percentage of the Company’s total revenues in the foreseeable future.

During the nine months ended September 30, 2006, approximately 66.6% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 25.4%, a second customer accounting for 20.9%, a third customer accounting for 10.3% and a fourth customer accounting for 10.0%.

During the nine months ended September 30, 2006, $580,000 of revenues was invoiced to a major music industry customer for anti-piracy services.  At September 30, 2006, MediaDefender had recognized as revenue and was owed a total of $580,000 by such major music industry customer for anti-piracy services rendered from February through September 2006, which was included in accounts receivable of September 30, 2006. This customer has recently claimed offsets against the Company’s invoices, which MediaDefender has analyzed and rejected.  In consultation with legal counsel, MediaDefender has advised this customer that the Company believes it is owed the full amount (without offset), and that should negotiations to resolve this matter in the near-term not produce a satisfactory resolution, MediaDefender intends to vigorously assert its legal rights.  Accordingly, at September 30, 2006, no provision for uncollectible accounts has been provided.  The Company will review further developments with respect to this matter at December 31, 2006.

E-commerce revenue increased by $27,000, or 1.4%, to $1,917,000 for the nine months ended September 30, 2006, as compared to $1,890,000 for the nine months ended September 30, 2005, primarily due to increased internet traffic and a general increase in online shopping.  During the nine months ended September 30, 2006 and 2005, approximately 69% and 67%, respectively, of revenues from e-commerce were generated from the products related to a single music merchandising entity.

Media revenue decreased by $148,000 or 3.6% to $3,937,000 for the nine months ended September 30, 2006, as compared to $4,085,000 for the nine months ended September 30, 2005.  The decrease in media revenues in 2006 as compared to 2005 was primarily the result of a short-term program with a major advertiser/sponsor during the three months ended June 30, 2005, which contributed approximately $1,786,000 of media revenues during the period.  The program ended on June 30, 2005 and, as designed, did not continue.  During the nine months ended September 30, 2006 and 2005, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.

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

Cost of Revenue.  The Company’s total cost of revenue increased by $4,655,000 or 95.6% to $9,526,000 for the nine months ended September 30, 2006, as compared to $4,871,000 for the nine months ended September 30, 2005, primarily as a result of the acquisition of MediaDefender in July 2005.  MediaDefender’s cost of revenue was $5,617,000 or 31.8% of its net revenue.  Depreciation of property and equipment is included in cost of revenue for all business segments.  Included in MediaDefender’s cost of revenue for the nine months ended September 30, 2006 was the amortization of proprietary technology acquired in the MediaDefender transaction of $1,900,000.

E-commerce cost of revenue increased by $140,000 or 8.4% to $1,799,000 for the nine months ended September 30, 2006, as compared to $1,659,000 for the nine months ended September 30, 2005, as a result of increased sales.

Media cost of revenue decreased by $33,000 or 1.5% to $2,110,000 for the nine months ended September 30, 2006, as compared to $2,143,000 for the nine months ended September 30, 2005, in part as a result of the decrease in revenues and the associated bandwidth costs.  The Company is in the process of implementing various business initiatives to improve operating margins throughout the network.

As a result of the foregoing, gross profit was $8,109,000 for the nine months ended September 30, 2006, as compared to $4,871,000 for the nine months ended September 30, 2005, reflecting gross margins of 46.0% and 41.4%, respectively.  The improvement in gross margin for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, was due to a change in the business mix (primarily the inclusion of MediaDefender’s operations), which reflected an increase in revenues from a higher margin segment.  A summary of gross profit and gross margin by segment is as follows (amounts are in thousands):

	Nine Months Ended September 30,
	2006		2005
Segment:	Gross Profit	Gross Margin	Gross Profit	Gross Margin

E-commerce	$118	6.2%	$231	12.2%
Media	1,827	46.4%	1,942	47.5%
Anti-piracy and redirect services	6,164	52.3%	1,267	54.2%
Totals	$8,109	46.0%	$3,440	41.4%

Sales and Marketing.  The Company’s sales and marketing expense increased by $577,000 or 220.2% to $839,000 for the nine months ended September 30, 2006, as compared to $262,000 for the nine months ended September 30, 2005, primarily as a result of the amortization of customer relationships acquired in the MediaDefender transaction of $565,000.

General and Administrative.  The Company’s general and administrative expense increased by $4,370,000 or 173.0%, to $6,896,000 for the nine months ended September 30, 2006, as compared to $2,526,000 for the nine months ended September 30, 2005, in part as a result of the acquisition of MediaDefender.

For the nine months ended September 30, 2006, general and administrative expense includes the amortization of non-compete agreements of $565,000 resulting from the MediaDefender transaction, and stock-based compensation of $1,736,000 resulting primarily from the adoption of SFAS No. 123R effective January 1, 2006.  For the nine months ended September 30, 2005, stock-based compensation was $47,000.

During the nine months ended September 30, 2006, the Company incurred legal and accounting fees of approximately $845,000 relating to the preparation and filing of various documents with the SEC,

amendments to its financing agreements, the annual stockholders meeting and other ordinary course legal and accounting matters.  General and administrative expenses also increased in 2006 as compared to 2005 as a result of increased management and board compensation, consulting fees, rent and occupancy costs, insurance expense and Delaware franchise taxes.

In March 2005, the Company awarded discretionary cash bonuses to its Chief Executive Officer and Chief Financial Officer aggregating $125,000, which were recorded at March 31, 2005 and subsequently paid during 2005.  The Company awarded such bonuses as consideration for management successfully completing the Company’s corporate restructuring during the three months ended March 31, 2005.  In particular, management restructured the Company’s Internet operations, which had sustained losses since inception, into a viable business segment; negotiated the extinguishment of the Company’s $12,000,000 funding obligation to ARTISTdirect Records, LLC; and disposed of the Company’s investment in ARTISTdirect Records, LLC effective February 28, 2005, which resulted in the elimination of $19,137,000 of liabilities from the Company’s consolidated balance sheet at that date.  Such bonuses were reviewed and approved by the disinterested members of the Company’s Board of Directors.

Income from Operations.  As a result of the aforementioned factors, income from operations was $374,000 for the nine months ended September 30, 2006, as compared to income from operations of $652,000 for the nine months ended September 30, 2005.

Interest Income.  Interest income was $76,000 for the nine months ended September 30, 2006, as compared to $17,000 for the nine months ended September 30, 2005.

Interest Expense.  Interest expense of $2,449,000 and $622,000 for the nine months ended September 30, 2006 and 2005 respectively, relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of convertible notes payable issued in the Sub-Debt Financing, which bears interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of discount on debt included in interest expense was $401,000 and $101,000 for the nine months ended September 30, 2006 and 2005, respectively.

Adjustment to Warrant Liability.  In accordance with EITF No. 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any material changes in such liability.  As of September 30, 2006 and for the nine months then ended, the calculation of the warrant liability reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  For the nine months ended September 30, 2006, the Company recorded a non-cash charge of $9,452,000 to reflect an increase in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.

Reduction in Exercise Price of Warrants.  Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing to amend their respective registration rights agreements and to amend and waive certain financial covenants.  In consideration thereof, the Company offered to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share on certain terms and conditions.  Any exercise of the aforementioned warrants at the reduced exercise price was required to be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  As a result of the aforementioned warrant exercise price reductions, during the nine months ended September 30, 2006, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $797,000, consisting of $374,000 relating to the warrants held by the investors in the Sub-Debt Financing and $423,000 relating to the warrants held and exercised by the investors in the Senior Financing.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $600,000 and $153,000 for the nine months ended September 30, 2006 and 2005, respectively.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Due to Conversion of Subordinated Convertible Notes Payable and Pay Down on Senior Secured Notes Payable.  Deferred financing costs and debt discount costs aggregating $537,000 were charged to operations as a result of the conversion of subordinated convertible notes payable and the exercise of warrants during the nine months ended September 30, 2006.

Income (Loss) from Continuing Operations Before Income Taxes.  As a result of the aforementioned factors, the loss from continuing operations was $(13,322,000) for the nine months ended September 30, 2006, as compared to income from continuing operations of $20,366,000 for the nine months ended September 30, 2005.

Provision for Income Taxes.  As a result of the profitable operations of MediaDefender, the non-deductibility of certain non-cash charges for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $797,000 and $336,000 for the nine months ended September 30, 2006 and 2005, respectively.

Discontinued Operations.  On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings to Radar Records pursuant to a Transfer Agreement for a cash payment of $115,000, as a result of which ADI no longer had any equity or other economic interest in ARTISTdirect Records.  As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, the Company recognized a gain (primarily non-cash) in its consolidated statement of operations for the nine months ended September 30, 2005 of $21,079,000, primarily as a result of the elimination of the liabilities of ARTISTdirect Records.  For the nine months ended September 30, 2005, the Company recognized a loss from discontinued operations of $271,000, reflecting ADI’s interest in ARTISTdirect Records for the two months ended February 28, 2005.

Net Income (Loss).  As a result of the aforementioned factors, the Company had a net loss of $(14,119,000) for the nine months ended September 30, 2006, as compared to net income of $20,336,000 for the nine months ended September 30, 2005.

Liquidity and Capital Resources – September 30, 2006:

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

As of September 30, 2006 and December 31, 2005, the Company had $5,879,000 and $3,102,000 of unrestricted cash and cash equivalents, respectively.  At September 30, 2006, the Company had working capital of $1,881,000 (net of $6,209,000 of warrant liability), as compared to working capital of $60,000 at December 31, 2005 (net of $3,260,000 of warrant liability).  Excluding the warrant liability, the Company’s working capital would have been $8,090,000 and $3,320,000 at September 30, 2006 and December 31, 2005, respectively.

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

During the nine months ended September 30, 2006, the Company issued 2,112,902 shares of common stock upon the conversion of $3,275,000 of subordinated convertible notes payable.  In December 2005, the Company issued 249,175 shares of common stock upon conversion of $386,221 of subordinated convertible notes payable.

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

Operating. Net cash provided by operating activities was $146,000 for the nine months ended September 30, 2006, as compared to net cash provided by operating activities of $57,000 for the nine months ended September 30, 2005.  Net cash provided by continuing operations was $171,000 for the nine months ended September 30, 2006, as compared to net cash provided by continuing operations of $95,000 for the nine months ended September 30, 2005.  Net cash used in discontinued operations for the nine months ended September 30, 2006 was $25,000, as compared to net cash used in discontinued operations for the nine months ended September 30, 2005 of $38,000.

Investing.  Net cash used in investing activities was $955,000 for the nine months ended September 30, 2006, which consisted of leasehold improvements related to the Company’s new Santa Monica office facility of $247,000, and purchases of property and equipment of $576,000, primarily by MediaDefender.  Net cash used in investing activities was $42,935,000 for the nine months ended September 30, 2005, which consisted of $42,500,000 paid to acquire MediaDefender, costs incurred with respect to the MediaDefender acquisition of $774,000, and purchases of property and equipment of $211,000, reduced by cash acquired in the MediaDefender transaction of $435,000 and the proceeds from the sale of the Company’s interest in ARTISTdirect Records, LLC of $115,000.

Financing.  Net cash provided by financing activities for the nine months ended September 30, 2006 was $3,586,000, which consisted of $5,212,000 from the exercise of warrants and $71,000 from the exercise of stock options, offset by principal payments on senior secured notes payable of $1,693,000 (as described below) and an increase of $4,000 in restricted cash that secures certain letters of credit.  Net cash provided by financing activities for the nine months ended September 30, 2005 was $44,014,000, which consisted of the proceeds from the senior secured debt financing of $15,000,000 and the subordinated convertible debt financing of $30,000,000, and the issuance of bridge notes by ARTISTdirect Records, LLC of $37,000 during the two months ended February 28, 2005, reduced by payments for deferred financing costs of $1,020,000 and an increase in restricted cash of $3,000.

During April 2006, based on 60% of excess cash flow for 2005, as defined in the Note Purchase Agreement, the Company made a principal payment on its Senior Notes of $390,000.  In addition, the Company made a principal payment of $1,303,000 on its Senior Notes in April 2006 as a result of the exercise of certain warrants held by the Senior Note holders.  At September 30, 2006, the Company also classified $1,110,000 of the Senior Notes as a current liability, reflecting an estimate of 60% the Company’s defined excess cash flow for the nine months ended September 30, 2006.

Contractual Obligations:

As of September 30, 2006, the Company’s principal commitments for the next five fiscal year periods consisted of contractual commitments as summarized below.  The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms, without any early reduction of the principal balances based on cash flows.

		Payments Due by 12 Month Periods Ending September 30,
Contractual cash obligations ($000)	Total	2007	2008	2009	2010	2011

Employment and consulting contracts	$3,225	$1,582	$1,327	$316	$—	$—
Guaranteed payments to MediaDefender management	1,050	1,050	—	—	—	—
Lease obligations	2,401	452	466	480	494	509
Senior secured notes payable	13,307	1,110	—	12,197	—	—
Interest on senior secured notes payable	4,225	1,518	1,518	1,189	—	—
Subordinated convertible notes payable	27,799	—	—	27,799	—	—
Interest on subordinated convertible notes payable	3,141	1,112	1,112	917	—	—
Total contractual cash obligations	$55,148	$6,824	$4,423	$42,898	$494	$509

Capital Expenditures.  The Company estimates that it will have capital expenditures aggregating approximately $150,000 for the remainder of the year ending December 31, 2006 as a result of the relocation and consolidation of its offices to new facilities and the planned expansion of the MediaDefender operations.

Off-Balance Sheet Arrangements:

At September 30, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that although the Company’s disclosure controls and procedures were adequate to insure that material information relating to the Company’s consolidated operations was made known to senior management on a timely basis, there were material weaknesses in the Company’s internal controls over financial reporting as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer identified weaknesses related to the segregation of duties and the review, approval and reconciliation of accounting data and entries.  The Company is addressing these issues by reviewing and revising its internal accounting policies and procedures, expanding the resources allocated to its accounting department, hiring a new corporate controller, and reviewing and revising its accounting and management information systems software.  The Company expects resolution of these issues to take several months.  Based on the foregoing, the certifying officers have concluded that the Company’s disclosure controls and procedures are not effective at this time.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2006, in conjunction with the previously adopted 2006 board compensation program (as previously reported on Form 8-K filed April 4, 2006), the Company granted stock options under the 2006 Equity Plan approved by the Company’s stockholders at its Annual Meeting to five non-officer members of its Board of Directors to acquire an aggregate of 91,551 shares of common stock, exercisable for a period of 5 years at $3.35 per share, the closing price of the Company’s common stock as quoted on the OTC Bulletin Board on the date of grant. No cash proceeds will be realized by the Company until such grants are exercised by the optionees. The aggregate fair value of such stock options, calculated pursuant to the Black-Scholes option-pricing model, was $260,000, which is being charged to operations ratably through December 31, 2006. The securities were issued in reliance from exemptions from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

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

ARTISTDIRECT, INC.
(Registrant)

Date: November 14, 2006	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2006	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger, dated July 28, 2005, by and among ARTISTdirect, Inc., ARTISTdirect Merger Sub, Inc. and MediaDefender, Inc. (11)

3.1	Amended and Restated Certificate of Incorporation of ARTISTdirect, Inc. (1)

3.2	Amended and Restated Bylaws of the ARTISTdirect, Inc. (6)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (2)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (3)

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (4)

3.6	Amended and Restated Certificate of Incorporation. (10)

4.1	Registration Rights Letter Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Frederick W. Field. (9)

4.2	Form of 11.25% Senior Note due July 28, 2009 issued to each of the Senior Financing investors dated July 28, 2005. (5)

4.3	Form of Warrant to Purchase Common Stock issued to each of the Senior Financing investors dated July 28, 2005. (5)

4.4	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Senior Financing investors. (5)

4.5	Form of Convertible Subordinated Note issued to each of the Sub-Debt investors dated July 28, 2005. (5)

4.6	Form of Sub-Debt Financing Warrant issued July 28, 2005. (5)

4.7	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Sub-Debt Financing investors. (5)

4.8	Warrant issued to Libra FE, LP on July 28, 2005. (5)

4.9	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and Libra FE, LP. (5)

4.10	Warrant issued to WNT07 Holdings, LLC on July 28, 2005. (5)

4.11	Waiver of Registration Rights Agreement, dated November 25, 2005, by and among ARTISTdirect, Inc. and certain of the Senior Financing investors. (7)

4.12	Waiver of Registration Rights Agreement, dated November 25, 2005, by and among ARTISTdirect, Inc. and certain of the Sub-Debt Financing investors. (7)

4.13	Omnibus Amendment to Note and Warrant Purchase Agreement and Warrants to Purchase Common Stock by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006. (8)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

4.14	Amendment No. 1 to Registration Rights Agreement by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006. (8)

4.15	Omnibus Amendment and Waiver to Notes and Warrants Issued Pursuant to Securities Purchase Agreement by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006. (8)

4.16	Amendment No. 1 to Registration Rights Agreement executed by ARTISTdirect, Inc. and CCM Master Qualified Fund dated April 7, 2006. (8)

4.17	Amendment No. 1 to Registration Rights Agreement executed by ARTISTdirect, Inc. and DKR SoundShore Oasis Holding Fund, Ltd. dated April 7, 2006. (8)

4.18	Amendment No. 1 and Waiver to Convertible Subordinated Note executed by ARTISTdirect, Inc. and CCM Master Qualified Fund dated April 7, 2006. (8)

4.19	Amendment No. 1 and Waiver to Convertible Subordinated Note executed by ARTISTdirect, Inc. and DKR SoundShore Oasis Holding Fund, Ltd. dated April 7, 2006. (8)

4.20	Amendment and Waiver entered into by and between ARTISTdirect, Inc. and Libra FE, LP dated April 7, 2006. (8)

4.21	Amendment No. 1 to Registration Rights Agreement entered into by and between ARTISTdirect, Inc. and Libra FE, LP dated April 7, 2006. (8)

4.22	Waiver to Convertible Subordinated Notes by and among ARTISTdirect, Inc. and the holders thereto dated November 7, 2006. (12)

10.1	Amendment to Employment, Confidentiality and Non-competition Agreement by and between the Registrant and Randy Saaf dated July 28, 2006. (11)

10.2	Amendment to Employment, Confidentiality and Non-competition Agreement by and between the Registrant and Octavia Herrara dated July 28, 2006. (11)

10.3	Amendment No. 3 to Employment Agreement by and between the Registrant and Jonathan V. Diamond dated July 31, 2006. (11)

10.4	Amendment No. 3 to Employment Agreement by and between the Registrant and Robert N. Weingarten dated July 31, 2006. (11)

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

14.1	Code of Business Conduct and Ethics. (13)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

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

(5)                 Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 3, 2005.

(6)                 Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 18, 2006.

(7)                 Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 30, 2005.

(8)                 Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 10, 2006.

(9)                 Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on June 11, 2001.

(10)           Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 22, 2006.

(11)   Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 5, 2005.

(12)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.