Form 10QSB/A
period 2005-09-30
ARTISTDIRECT INC
filed 2007-04-19
CIK 1095079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No.2

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

Explanatory Note

Explanatory Note

This Amendment No. 2 to Form 10-QSB/A (the “Form 10-QSB/A”) to our Quarterly Report on Form 10-QSB for the third quarter ended September 30, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on November 21, 2005 and amended by Amendment No. 1 filed on November 23, 2005 (the foregoing are collectively referred to as the “Original Amended Filing”), is being filed to amend and restate our third quarter 2005 consolidated financial statements, certain notes to our third quarter 2005 consolidated financial statements and other financial information as a result of changes in the accounting treatment of certain of the Company’s embedded derivatives contained in instruments issued by the Company in July, 2005 in connection with the MediaDefender acquisition.

The information contained in this Form 10-QSB/A, including the financial statements and notes thereto, amends Items 1 (Financial Statements), and 2 (Management’s Discussion and Analysis or Plan of Operation) of Part I, and Item 2 of Part II (Unregistered Sales of Equity Securities and Use of Proceeds) of our Original Amended Filing. Except as amended hereby, this Amendment No. 2 does not amend, update or change any other information contained in the Original Amended Filing.

ARTISTDIRECT, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	CONDENSED CONSOLIDATED BALANCE SHEETS — SEPTEMBER 30, 2005 (UNAUDITED & RESTATED) AND DECEMBER 31, 2004	3
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) — THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (RESTATED) AND 2004	5
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) — THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (RESTATED) AND 2004	6
	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED) — THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (RESTATED)	7
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — NINE MONTHS ENDED SEPTEMBER 30, 2005 (RESTATED) AND 2004	8
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — NINE MONTHS ENDED SEPTEMBER 30, 2005 (RESTATED) AND 2004	9
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (RESTATED)	36
ITEM 3.	CONTROLS AND PROCEDURES	58
PART II. OTHER INFORMATION		59
ITEM 1.	LEGAL PROCEEDINGS	59
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	62
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	62
ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	63
ITEM 5.	OTHER INFORMATION	63
ITEM 6.	EXHIBITS	64
SIGNATURES

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except for share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(RESTATED)
Assets
Current assets:
Cash and cash equivalents	$2,292	$1,156
Restricted cash	178	175
Accounts receivable, net	3,622	751
Finished goods inventory	374	138
Prepaid expenses and other current assets	211	58
Prepaid income taxes	303	—
Deferred income tax	156	—
Assets of discontinued operations	—	16
Total current assets	7,136	2,294
Property and equipment	11,401	9,441
Less accumulated depreciation	(9,471)	(9,342)
Property and equipment, net	1,930	99
Other assets:
Intangible assets:
Customer relationships, net	2,139	—
Proprietary technology, net	7,179	—
Non-compete agreements, net	1,307	—
Goodwill	31,104	—
Total intangible assets, net	41,729	—
Deferred financing costs, net	3,568	—
Deposits	25	20
Total other assets	45,322	20
	$54,388	$2,413

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(amounts in thousands, except for share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(RESTATED)

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$809	$538
Accrued expenses	1,159	1,274
Accrued interest payable	320	—
Accrued expenses related to MediaDefender acquisition	518	—
Deferred revenue	368	—
Warrant liability	9,915	—
Derivative liability	22,160	—
Liabilities of discontinued operations	150	18,920
Total current liabilities	35,399	20,732
Long-term liabilities:
Senior secured notes payable, net of discount of $1,894	13,106	—
Subordinated convertible notes payable, net of discount of $11,146	20,315	—
Guaranteed payments to MediaDefender management	1,050	—
Deferred income tax	387	—
Total long-term liabilities	34,858	—
Minority interest — discontinued operations	—	1,940
Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value -
Authorized - 5,000,000 shares
Issued and outstanding — none	—	—
Common stock, $0.01 par value -
Authorized — 60,000,000 shares
Issued and Outstanding — 4,611,149 shares at September 30, 2005 and 3,502,117 shares at December 31, 2004	46	38
Treasury stock, 322,902 shares, at cost	—	(3,442)
Additional paid-in-capital	207,432	209,135
Deferred compensation	(30)	—
Accumulated deficit	(223,317)	(225,990)
Total stockholders’ equity (deficiency)	(15,869)	(20,259)
	$54,388	$2,413

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(RESTATED)		(RESTATED)
Net revenue:
E-commerce	$603	$793	$1,890	$2,198
Media	913	571	4,085	1,310
Anti-piracy services	2,336	—	2,336	—
Total net revenue	3,852	1,364	8,311	3,508

Cost of revenue:
E-commerce	528	630	1,659	1,873
Media	575	215	2,143	631
Anti-piracy services	1,069	—	1,069	—
Total cost of revenue	2,172	845	4,871	2,504
Gross profit	1,680	519	3,440	1,004

Operating expenses:
Sales and marketing	185	14	262	111
General and administrative	1,062	600	2,526	1,946
Total operating costs	1,247	614	2,788	2,057
Income (loss) from operations	433	(95)	652	(1,053)

Other income (expense):
Interest income	7	3	17	19
Interest expense	(1,131)	—	(1,131)	—
Change in fair value of warrant liability	(5,546)	—	(5,546)	—
Change in fair value of derivative liability	(11,627)	—	(11,627)	—
Amortization of deferred financing costs	(165)	—	(165)	—
Loss from continuing operations before income taxes	(18,029)	(92)	(17,800)	(1,034)
Provision for income taxes	336	—	336	—
Loss from continuing operations	(18,365)	(92)	(18,136)	(1,034)

Income (loss) from discontinued operations:
Income (loss) from operations:
ARTISTdirect Records, LLC	—	(461)	(271)	(1,422)
iMusic record label	—	25	—	(36)
Gain from sale of interest in ARTISTdirect Records, LLC (substantially all non-cash)	—	—	21,079	—
Income (loss) from discontinued operations	—	(436)	20,808	(1,458)
Net income (loss)	$(18,365)	$(528)	$2,672	$(2,492)

Net income (loss) per common share - basic:
From continuing operations	$(4.33)	$(0.03)	$(2.13)	$(0.29)
From discontinued operations	—	(0.12)	2.44	(0.42)
Net income (loss)	$(4.33)	$(0.15)	$.31	$(0.71)

Net income (loss) per common share - diluted:
From continuing operations	$(4.33)	$(0.03)	$(2.04)	$(0.29)
From discontinued operations	—	(0.12)	2.34	(0.42)
Net income (loss)	$(4.33)	$(0.15)	$0.30	$(0.71)

Weighted average common shares outstanding:
Basic	4,241,472	3,502,117	8,520,404	3,502,117
Diluted	4,241,472	3,502,117	8,908,090	3,502,117

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(RESTATED)		(RESTATED)
Net income (loss)	$(18,365)	$(528)	$2,672	$(2,492)
Other comprehensive loss:
Unrealized loss on available for sale securities	—	—	—	(10)
Comprehensive income (loss)	$(18,365)	$(528)	$2,672	$(2,502)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholder’s Equity (Deficiency) (Unaudited)

(amounts in thousands, except for share data)

				(RESTATED)	(RESTATED)		(RESTATED)
	Common Stock		Treasury	Additional Paid-In	Accumulated	Deferred	Stockholders’ Equity
	Shares	Amount	Stock	Capital	Deficit	Compensation	(Deficiency)

Balance, December 31, 2004	3,502,117	$38	$(3,442)	$209,135	$(225,990)	$—	$(20,259)
Stock options issued for consulting services	—	—	—	77	—	(41)	36
Amortization of deferred compensation	—	—	—	—	—	11	11
Warrants issued to consultants in conjunction with MediaDefender acquisition	—	—	—	84	—	—	84
Common stock issued to consultants in conjunction with MediaDefender acquisition	1,109,032	11	—	1,575	—	—	1,586
Cancellation of outstanding shares of treasury stock	—	(3)	3,442	(3,439)	—	—	—
Net income	—	—	—	—	2,672	—	2,672
Balance, September 30, 2005	4,611,149	$46	$—	$207,432	$(223,318)	$(30)	$(15,869)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands, except for share data)

	Nine Months Ended September 30,
	2005	2004
	(RESTATED)
Cash flows from operating activities:
Net income (loss)	$2,672	$(2,492)
Income (loss) from discontinued operations	(20,808)	1,458
Loss from continuing operations	(18,136)	(1,034)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities, net of effect from acquisition of MediaDefender:
Depreciation and amortization	1,529	198
Provision for doubtful accounts and sales returns	60	182
Stock-based compensation	47	7
Deferred income tax, net	9	—
(Increase) decrease in -
Accounts receivable	(433)	(311)
Finished goods inventory	(236)	19
Prepaid expenses and other current assets	(62)	27
Prepaid income taxes	(303)	—
Deposits	(1)	(5)
Increase (decrease) in -
Accounts payable	230	71
Accrued expenses	(185)	103
Accrued interest payable	320	—
Change in fair value of warrant liability	5,546	—
Change in fair value of derivative liability	11,627	—
Deferred revenue	313	—
Deferred income tax	(230)	—
Net cash provided by (used in) continuing operations	95	(743)
Net cash used in discontinued operations	(38)	(2,684)
Net cash provided by (used in) operating activities	57	(3,427)

Cash flows from investing activities:
Purchases of property and equipment	(211)	(23)
Proceeds from sale of interest in ARTISTdirect Records, LLC	115	—
Acquisition of MediaDefender	(42,500)	—
Costs incurred in MediaDefender acquisition	(774)	—
Cash acquired in connection with MediaDefender acquisition, net of adjustments and amount due to ADI	435	—
Sale/maturity of short-term investments, net	—	1,012
Net cash provided by (used in) investing activities	(42,935)	989

Cash flows from financing activities:
Proceeds from senior and subordinated debt financings	45,000	—
Payments for deferred financing costs	(1,020)	—
Increase in restricted cash	(3)	—
Net cash provided by discontinued operations — Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC during the two months ended February 28, 2005 and the nine nine months ended September 30, 2004	37	2,479
Net cash provided by financing activities	44,014	2,479

Cash and cash equivalents:
Net increase	1,136	41
Balance at beginning of period	1,156	719
Balance at end of period	$2,292	$760

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$199	$—
Income taxes	$860	$—

Non-cash investing and financing activities:
Issuance of subordinated convertible note payable to placement agent	$1,460	$—
Issuance of warrants to holders of senior secured notes payable	$1,983	$—
Issuance of warrants to holders of subordinated convertible notes Payable	$1,134	$—
Issuance of embedded derivatives to holders of subordinated convertible notes payable	$10,534	$—
Issuance of common stock to directors as consulting fee in conjunction with MediaDefender acquisition	$1,586	$—
Issuance of warrants to directors as consulting fee in conjunction with MediaDefender acquisition	$84	$—
Issuance of warrants to placement agent for senior secured notes Payable	$176	$—
Issuance of warrants to placement agent for senior secured notes payable and subordinated convertible notes payable	$1,077	$—
Guaranteed payments to MediaDefender management accounted for as non-compete agreements	$1,050	$—
Accrued expenses related to MediaDefender acquisition	$518	$—
Assets acquired in MediaDefender transaction, excluding cash and intercompany payable:
Assets acquired	$4,458	$—
Liabilities assumed	$734	$—
Customer relationships	$2,264	$—
Proprietary technology	$7,602	$—
Goodwill	$31,104	$—

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

Effective February 28, 2005, the Company completed the sale of all of its interest in ARTISTdirect Recordings to Radar Records for a cash payment of $115,000.  In accordance with Financial Accounting Standard Board (“FASB”), Financial Accounting Standard SFAS No. 144, the Company has determined that it complied with the provisions of SFAS No. 144 at December 31, 2004 with respect to the classification of the operations of ARTISTdirect Records as a discontinued operation.  Accordingly, the Company has accounted for its interest in ARTISTdirect Records as a discontinued operation at December 31, 2004, and has restated its consolidated financial statements for the three months and nine months ended September 30, 2004 to reflect such accounting treatment, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, including normal recurring accruals and those relating to the MediaDefender acquisition, necessary to present fairly the financial position of the Company at September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004.  The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the expected results of operations for the full year or any future period.  The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s December 31, 2004 Annual Report on Form 10-K, as amended, and the Company’s Current Reports on Form 8-K and Form 8-K/A related to the MediaDefender acquisition, as filed with the Securities and Exchange Commission, (the “SEC”).

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

Net Income (Loss) per share

The Company calculates net income (loss) per share in accordance with SFAS No. 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”), Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share (“EPS”).  EITF Issue No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128 and provides guidance on how to determine whether a security should be considered a “participating security”. The Company has determined that its’ convertible subordinated notes are a participating security as each note holder is entitled to receive dividends as if the note had converted into common stock on the record date and therefore has adopted the provisions of EITF Issue No. 03-6.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted net (loss) income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method.  Net losses can not be allocated to the subordinated convertible notes.  Diluted net income (loss) per share gives effect to all potentially dilutive securities, including stock options, senior and sub-debt warrants and convertible subordinated notes in the event the inclusion is dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(RESTATED)		(RESTATED)
Numerator:
Net income (loss), as reported	$(18,365)	$(528)	$2,672	$(2,492)

Allocation of net income (loss):
Basic:
Net income (loss) applicable to convertible sub-debt notes	$—	$—	$1,492	$—
Net income (loss) applicable to common stockholders	(18,365)	(528)	1,180	(2,492)

Net income (loss)	$(18,365)	$(528)	$2,672	$(2,502)

Diluted:
Net income (loss) applicable to sub-debt notes holders	$—	$—	$1,427	$—
Net income (loss) applicable to common stockholders	(18,365)	(528)	1,245	(2,492)

Net income (loss)	$(18,365)	$(528)	$2,672	$(2,492)
Denominator:
Weighted-average shares of common stock outstanding	4,241,472	3,502,117	3,762,110	3,502,117
Weighted-average shares attributable to subordinated notes	—	—	4,758,294	—
Less: Weighted-average number of unvested restricted common shares outstanding	—	—	—	—
Weighted-average number of common shares used in calculating basic net income (loss) per common shares	4,241,472	3,502,117	8,520,404	3,502,117
Weighted-average number of shares issuable upon exercise of outstanding stock options based on the treasury stock method	—	—	387,686	—
Weighted-average number of shares issuable upon exercise of senior warrants, based on the treasury stock method	—	—	—	—
Weighted-average number of shares assuming conversion of subordinated notes, based on the as if converted method	—	—	—	—

Weighted-average number of common shares used in computing diluted net income (loss) per common share	4,241,472	3,502,117	8,908,090	3,502,117

Calculation of net income (loss) per common share:
Basic:
Net income (loss) applicable to common stockholders	$(18,365)	$(528)	$2,672	$(2,492)

Weighted-average number of common shares used in calculating basic net income (loss) per common share	4,241,472	3,502,117	8,520,404	3,502,117
Net income (loss) per share applicable to common stockholders:	$(4.38)	$(0.15)	$0.31	$(0.71)

Diluted:
Net income (loss) applicable to common stockholders	$(18,365)	$(528)	$2,672	$(2,492)

Weighted-average number of common shares used in calculating diluted net income (loss) per common share	4,241,472	3,502,117	8,908,090	3,502,117
Net income (loss) per share applicable to common stockholders:	$(4.38)	$(0.15)	$0.30	$(0.71)

The calculation of diluted weighted average common shares outstanding for the three months and nine months ended September 30, 2005 is based on the average of the closing price of the Company’s common stock during each respective period.  The calculation of diluted income (loss) per share excluded anti-dilutive conversion of subordinated convertible notes, stock options, senior and sub-debt warrants of approximately 20,981,087 shares and 1,019,000 shares of common stock for the three months ended September 30, 2005 and 2004, and anti-dilutive stock options and senior and sub-debt warrants of approximately 2,791,750 shares and 1,019,000 shares of common stock for the nine months ended September 30, 2005 and 2004, as their effect would have been anti-dilutive.

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

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit.  The Company’s unaudited pro forma information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(RESTATED)		(RESTATED)
	(amounts in thousands, except for share data)
Net income (loss) — as reported	$(18,365)	$(528)	$2,672	$(2,492)
Less: Total stock-based compensation expense determined under the fair value method for all awards	(640)	(118)	(961)	(355)

Net income (loss) — pro forma	$(19,005)	$(646)	$1,711	$(2,847)

Net income (loss) per share — basic:
As reported	$(4.33)	$(0.15)	$0.31	$(0.71)
Pro forma	$(4.48)	$(0.18)	$0.20	$(0.81)

Net income (loss) per share — diluted:
As reported	$(4.33)	$(0.15)	$0.30	$(0.71)
Pro forma	$(4.48)	$(0.18)	$0.20	$(0.81)

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

Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value.  These derivatives, include embedded derivatives in our Convertible Subordinated Debentures (“Sub-debt”) and the associated warrants (“Warrants”) issued in connection with the MediaDefender acquisition financing, are separately valued and accounted for on our balance sheet. The bifurcated value of these obligations, as determined by an independent consultant as of July 28, 2005, was calculated using a lattice (binomial) valuation model.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. For the year ended December 31, 2005 the financial statements reflect the fair value of these Warrants and the Sub-debt embedded derivatives features on our balance sheet and the unrealized changes in the values of these warrants and derivatives in our consolidated statement of operations as “Change in fair value of Warrants and Derivative liability.”

The Company determined that the Sub-debt and the Warrants created derivative liabilities in accordance with EITF 00-19,  because share settlement of these Sub-debt and Warrants are not within the control of the Company as a result of the facts that: (1) the Company has an obligation to register the common stock underlying the Sub-debt and Warrants or is  required to make  payment of penalties each month until the shares are registered and must remain registered, and (2) the Sub-debt and Warrants contained dilution protection features, with no limit or cap on the number of shares that could be issued under the Sub-debt and Warrants.  Therefore, we could not conclude that we had sufficient authorized and unissued shares to issue the number of shares potentially issuable under the Sub-debt and Warrants.  As a result, we determined that these Sub-debt and Warrants should be treated as derivative liabilities in accordance with EITF 00-19.

The Sub-debt contains more than one embedded derivative feature required to be accounted for as liabilities. The various embedded derivative features of the Sub-debt have been valued at the date of inception of the Sub-debt and at each reporting period thereafter.  The derivative features include: (1) the standard conversion feature of the debentures, (2) limitation on the conversion, and (3) the Company’s right to force conversion.  The independent consultant valued all the significant features of the Sub-debt, however a determination was made by the Company, that with the exception of the above features, the remaining attributes offset and were immaterial.  The value of the derivative liabilities were bifurcated from the Sub-debt and the Company recorded a Derivative liability, with the initial carrying amount (as unamortized discount) of the related debenture as an additional discount to the Sub-debt liability. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.  Because the Warrants contain certain registration rights, penalties and price resets the Warrants issued were also classified as derivatives and recorded as a Warrant liability.

Valuation of the Derivatives

The Company with the help of valuation consultants valued the Embedded Derivatives within the Convertible Subordinated Debt Issued on July 28, 2005: using a Binomial Lattice Option Pricing Model. The model used the following assumptions for the original valuation and similar assumptions for each succeeding valuation:

o              • Stock price: $1.43;

o              •The Exercise/conversion price: $1.55

o              •Terminal Time Period: convertible subordinated debt matures on July 2009 for a time of 3 years and 11 months.

o              •Time Step: Period between each price movement (monthly)

o              •Expected Return: 4.04%: The risk-free rates were based on the rate of treasury securities with the same term as the Convertible Subordinated Note as of the specified valuation date

o              •Volatility: 55%

The warrants were valued using a Black Scholes option pricing model by the Company with the assistance of the valuation consultants. The model used the following assumptions for the original valuation and similar assumptions for each succeeding valuation:

o              • Stock price: $1.43;

o              •The Senior warrants Exercise price: $2.00 / Sub-debt warrants Exercise price: $1.55

o              •Time Period: Senior warrants 7 years / Sub-debt warrants 5 years

o              •Expected Return: 4.04%: The risk-free rates were based on the rate of treasury securities with the same term as the warrants as of the specified valuation date

o              •Volatility: 55%

Discount on Debt

                Additional consideration in the form of warrants issued to lenders was accounted for at fair value based on a report prepared by an independent valuation firm.  The fair value of such warrants was recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt. In addition to the warrants, pursuant to FAS 133 and EITF No. 00-19. the Company bifurcated the value of the embedded derivatives associated with the Sub-debt and booked a discount against the Sub-debt liability at the time of issuance.  The embedded derivative discount is being amortized to interest expense over the term of the debt.

Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  Accordingly, non-compete agreements are being amortized over the life of the respective non-compete agreements, ranging from 20 months to 4 years, and customer relationships and proprietary technology are being amortized over 3 years.

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

Impairment of Long-Lived Assets

MediaDefender accounts for the impairment of long-lived assets, such as property and equipment and intangible assets, under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”).  SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business.  Pursuant to SFAS No. 144, MediaDefender periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists.  If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows.  MediaDefender reports an impairment cost as a charge to operations at the time it is recognized.

Income Taxes

MediaDefender accounts for income taxes under SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the three and nine months ended September 30, 2005. In addition, certain disclosures in note 7 of the notes to the consolidated financial statements have been revised to reflect the restatement adjustments.  The Company’s determination to restate these financial statements was made after discussions with the Securities and Exchange Commission regarding the accounting for embedded derivatives contained in various instruments issued by the Company in July 2005 in conjunction with its acquisition of MediaDefender, as required under Financial Accounting Standards Board (“FASB”) Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and related Emerging Issues Task Force (“EITF”)  Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“ETIF 00-19”).

The Subordinated Convertible Debentures (“Sub-debt”) issued in conjunction with the MediaDefender acquisition (as described in Note 7) have a combination of attributes, most notably; warrants, conversion features, registration rights and other aspects which were identified as embedded derivatives and are treated as a liability as described in Note 7).

In addition to the adjustment for the embedded derivatives associated with the subordinated convertible notes, an initial valuation of the warrants issued in conjunction with the senior and subordinated notes (“Warrants”) issued in connection with the acquisition of MediaDefender have been restated and revalued at inception. (see Note 7).

The adjustments made to restate the financial statements as of and for the three and nine months ended September 30, 2005 were:

(a)                                  Establish the inception date value ($10.5 million) of the derivative liability bifurcated from the Sub-debt and the offsetting discount.

(b)                                 Amortize the discount to interest expense from the date of issuance of the Sub-debt and adjust amortization on the discount related to warrants issued with the Sub-debt, resulting in a net increase to interest expense of $0.5 million.

(c)                                  Initial valuation and revaluation of warrants issued in connection with the senior and Sub-debt financing issued in conjunction with the acquisition of Mediadefender of $4.4 million

(d)                                 Adjust the derivative and warrant liability to fair value at September 30, 2005, resulting in non-operating other income charge $17.2 million.

The following table presents the effect of the restatement on the balance sheet (dollars in thousands):

	September 30, 2005 (unaudited)
	As previously reported	Adjustments	As Restated	Legend
Deferred financing costs	$3,311	257	3,568	(b),(c)

Warrant liability	0	9,915	9,915	(b),(c)
Derivative liability	0	22,160	22,160	(a),(b)
Senior secured notes payable discount	1,335	559	1,894	(b),(c)
Subordinated convertible notes payable discount	840	244	1,084	(a),(b),(c)
Additional paid in capital	210,692	(3,260)	207,432	(c)
Accumulated deficit	(205,624)	(17,694)	(223,318)	(c),(d)

The following table summarizes the effect of the restatement on the statement of operations (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2005 (unaudited)			September 30, 2005 (unaudited)
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Operating income (loss)	$433	$—	$433	$652	$—	$652
Net interest income (expense)	(615)	(509)	(1,124)	(605)	(509)	(1,114)
Amortization of deferred financing costs	(153)	(12)	(165)	(153)	(12)	(165)
Change in value of warrants issued in connection with the senior and subordinated Notes	0	(5,546)	(5,546)	0	(5,546)	(5,546)
Change in value of derivative liability bifurcated from convertible senior and subordinated notes	0	(11,627)	(11,627)	0	(11,627)	(11,627)
Net operating income (loss)	$(335)	$(17,694)	$(18,029)	$(106)	$(17,694)	$(17,800)
Provision for income taxes	(336)	—	(336)	(336)	—	(336)
Net gain from sale of discontinued operations	0	—	0	20,808	—	20,808
Net income (loss)	$(671)	$(17,694)	$(18,365)	$20,366	$(17,694)	$2,672

Net income loss per share-basic	$(0.16)		$(4.33)	$5.43		$0.31
Net income loss per share-diluted	$(0.16)		$(4.33)	$5.43		$0.30

The restatement does not have an impact on cash flow.

3.   DISCONTINUED OPERATIONS

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

	Three Months Ended September 30, 2004
	ArtistDirect Records, LLC	iMusic Record Label	Total
	(in thousands)
Net revenue	$46	$5	$51
Cost of revenue	123	(19)	104
Gross loss	(77)	(24)	(53)
Operating expenses:
Sales and marketing	57	(1)	56
General and administrative	77	—	77
Depreciation and amortization	6	—	6
Total operating expenses	140	(1)	139
Loss from operations	(217)	25	(192)
Other income (expense):
Minority interest	198	—	198
Interest expense	(168)	—	(168)
Amortization of bridge note warrants	(274)	—	(274)
	(244)	—	(244)
Net income (loss)	$(461)	$25	$(436)

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

	Nine Months Ended September 30,
	2005	2004
	ArtistDirect Records, LLC	ArtistDirect Records, LLC	iMusic Record Label	Total
	(in thousands)
Net revenue	$—	$(61)	$(68)	$(129)
Cost of revenue	14	803	(34)	769
Gross loss	(14)	(864)	(34)	(898)
Operating expenses:
Sales and marketing	18	195	2	197
General and administrative	25	273	—	273
Depreciation and amortization	1	18	—	18
Total operating expenses	44	486	2	488
Loss from operations	(58)	(1,350)	(36)	(1,386)
Other income (expense):
Minority interest	116	610	—	610
Interest expense	(128)	(455)	—	(455)
Forgiveness of debt	—	482	—	482
Amortization of bridge note warrants	(201)	(709)	—	(709)
	(213)	(72)	—	(72)
Net loss	$(271)	$(1,422)	$(36)	$(1,458)

4.   RELATED PARTY TRANSACTIONS

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

In conjunction with the acquisition of MediaDefender, the Company issued 1,109,032 shares of common stock and a warrant to purchase up to 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC.  The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both of whom are members of the Company’s Board of Directors.  The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company with respect to the acquisition of MediaDefender (see Note 7).

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

Randy Saaf and Octavio Herrera, formerly principals and stockholders of MediaDefender and currently both executive officers of the Company’s wholly-owned subsidiary, MediaDefender, each elected to invest $2,250,000 in the Sub-Debt Financing on the same terms and conditions as the other Sub-Debt Financing investors (see Note 7).

5.   EQUITY-BASED TRANSACTIONS

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

The aforementioned stock options were retroactively rescinded in conjunction with the MediaDefender transaction (see Note 7).

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

Warrants and convertible securities were issued in conjunction with the acquisition and financing of the MediaDefender transaction, and are described at Note 7.

6.   SEGMENT INFORMATION AND CONCENTRATIONS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$603	$793	$1,890	$2,198
Media	913	571	4,085	1,310
Anti-piracy services	2,336	—	2,336	—
	$3,852	$1,364	$8,311	$3,508

EBITDA:
E-commerce	$47	$145	$154	$290
Media	251	335	1,700	549
Anti-piracy services	1,422	—	1,422	—
	1,720	480	3,276	839
Corporate	(564)	(528)	(1,823)	(1,694)
	$1,156	$(48)	$1,453	$(855)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(RESTATED)		(RESTATED)
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Reconciliation of EBITDA to Net Income (Loss):
EBITDA per segments	$1,156	$(48)	$1,453	$(855)
Depreciation and amortization	(864)	(47)	(919)	(198)
Stock-based compensation	(24)	—	(47)	—
Interest income	7	3	17	19
Interest expense, including amortization of debt discount	(1,131)	—	(1,131)	—
Change in fair value of warrant liability	(5,546)	—	(5,546)	—
Change in fair value of derivative liability	(11,627)	—	(11,627)	—
Provision for income taxes	(336)	—	(336)	—
Loss from discontinued operations:
ARTISTdirect Records, LLC	—	(461)	(271)	(1,422)
iMusic record label	—	25	—	(36)
Gain from sale of ARTISTdirect Records, LLC	—	—	21,079	—
Net income (loss)	$(18,365)	$(528)	$2,672	$(2,492)

Assets as of September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Assets:
Corporate	$5,354	$1,313
E-commerce	1,101	314
Media	521	772
Anti-piracy services	47,412	—
Discontinued operations	—	14
	$54,388	$2,413

7.   ACQUISITION OF MEDIADEFENDER, INC.

On July 28, 2005, the Company consummated the acquisition (the “Acquisition”) of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) entered into by and among the Company, ARTISTdirect Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MediaDefender. Under the terms of the Merger Agreement, Merger Sub merged with and into MediaDefender, the separate corporate existence of Merger Sub ceased and MediaDefender survived as a wholly-owned subsidiary of the Company.  The stockholders of MediaDefender received aggregate consideration of $42.5 million in cash, subject to a holdback of $4.25 million, which has been placed into an escrow account through June 30, 2006 to cover any indemnification claims under the Merger Agreement by the parties.  The amount of consideration paid by the Company upon the closing of the Acquisition was determined in arm’s-length negotiations among the parties thereto.  Prior to entering into the agreement discussed above, there were no material relationships between or among the Company or any of its affiliates, officers or directors, or associates of any such officers or directors, on the one hand, and MediaDefender or any of its affiliates, officers or directors, or associates of any such officers or directors, on the other.

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

Concurrent with the consummation of the Acquisition described above, the Company completed a $15 million senior secured debt transaction (the “Senior Financing”) and a $30 million convertible subordinated debt transaction (the “Sub-Debt Financing”) (collectively “Notes”).  Legal fees paid or reimbursed by the Company for services provided by the respective legal counsels for the lenders were recorded as a charge to deferred financing costs and are being amortized over the terms of the related debt.

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

In addition, the investors in the Senior financing received five (5) year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”).  The warrants were valued at $1,982,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt.

The Subordinated Convertible Notes in addition to containing certain registration rights which required the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the debt and the associated warrants also has other conversion features which in accordance with FASB No.133, and EITF 00-19 and SEC rules requires the Company to value these options and rights as Embedded Derivatives (“derivatives”).  The bifurcated value of these obligations, as determined by an independent consultant as of July 2005, was calculated using a lattice (binomial) valuation model.  The Company recorded $10,534,000 as a derivative liability along with an associated discount equal to the initial valuation as of July 2005.  The discount is amortized over the original term of the underlying Sub-debt (48 months) as interest expense.  The Company is also required to revalue this derivative liability at the end of each reporting period.   In accordance with EITF No. 00-19, the fair value of the derivatives will be adjusted to reflect any changes in the fair value of the derivatives from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  If the fair value of the derivatives is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent reporting date, the Company will record non-operating, non-cash income.

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

In addition, the Sub-Debt Financing investors received five (5) year warrants to purchase up to 1,596,774 shares of common stock, equivalent to 8.25% of the number of shares of the Company’s common stock underlying the Sub-Debt Notes at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”).  The warrants were valued at $1,133,710 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.

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

Mr. Diamond and Mr. Weingarten were issued stock options in conjunction with the Employment Agreements as described at Note 5.

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

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued Broadband $1,460,500 worth of a Sub-Debt Note (in addition to the $30 million referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share (“Broadband Warrants”). The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors. The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Broadband warrants were valued at $1,077,024, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued Libra a warrant to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Share”).  The warrant was issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The Libra Warrant Shares warrant was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra Warrant Share warrants were valued at $175,750, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.

The Senior warrants, Sub-Debt warrants, Broadband warrants and Libra warrant shares collectively (“Warrants”) contain certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the warrants.  In accordance with FAS 133 and EITF 00-19 the fair value of the warrants, as determined by an independent consultant as of July 2005, was calculated by using the Black-Scholes method.  The Company recorded a Warrant liability as well as associated deferred financing costs and additional paid in capital of $4,369,000 equal to the initial valuation as of July 2005.  These costs will be amortized over the term of the notes to interest expense and amortization of deferred financing costs as other (expense) on the statement of operations.  The carrying value of the Warrants will be adjusted to reflect any changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  Any change in fair value will be recorded as a non-operating, non-cash income or expense at each reporting date.  If the fair value of warrants is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the warrants is lower at the subsequent reporting date, the Company will record non-operating, non-cash income.  The fair value of these Warrants was determined, at the inception date, utilizing the Black-Scholes model.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
	(RESTATED)		(RESTATED)
Net revenue	$4,893	$4,110	$14,977	$11,568

Net loss	$(18,631)	$(1,216)	$(19,980)	$(4,676)

Net loss per common share — basic and diluted	$(4.04)	$(0.26)	$(4.33)	$(1.01)

Weighted average common shares outstanding	4,611,149	4,611,149	4,611,149	4,611,149

8.  INCOME TAXES

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

Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined “ownership change”.  Effective July 28, 2005, the Company acquired MediaDefender (see Note 7).  As a result of the Senior Financing and Sub-Debt Financing transactions completed in conjunction with the MediaDefender acquisition, the utilization of the Company’s federal net operating loss carryforwards will likely be severely limited as a result of the change in the effective stock ownership of the Company that could result from such financings.

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

9.  SUBSEQUENT EVENTS

As previously reported on a Current Report on Form 8-K filed by the Company with the SEC on December 27, 2006, the Company’s Audit Committee determined that the Company would restate its previously issued financial statements for the annual period ended December 31, 2005 and the quarterly periods ended September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006.  As a result of the pending restatements, the Registration Statement on Form SB-2, as amended (Reg. No. 333-129626, (the "Form SB-2")) has not been available for use by the holders of the underlying securities since December 21, 2006.  The financing documents governing the terms and conditions of the Senior and Sub-Debt Financing require the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder.

As previously reported on a Current Report on Form 8-K filed on January 18, 2007, the financing documents for the Senior Financing and Sub-Debt Financing specify that an event of default of the senior and subordinated indebtedness is triggered if the Form SB-2 is unavailable for use by the holders of the underlying securities for a period of more than 10 consecutive trading days after the expiration of an allowable 10 day grace period.  The Company invoked its use of the 10 day allowable grace period on December 21, 2006, which expired on December 31, 2006.  Thereafter, an event of default was triggered on January 18, 2007.  As of the date of this filing, the Form SB-2 remained unavailable for use by the holders of the underlying securities, and it will continue to be unavailable for use until the Company prepares and files a post-effective amendment to the Form SB-2 with restated financial statements, as appropriate, which is then declared effective by the staff of the SEC.

Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness, approximately $13,307,000, may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company.  Holders of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes, approximately $27,658,000 on certain terms and conditions, as described in the subordinated financing documents.  As of the date of this filing, the Company had not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.

The following pro forma condensed consolidated balance sheet as of September 30, 2005 gives effect to the reclassification effect in the event the Notes were to be accelerated.  The pro forma condensed consolidated balance sheet as of September 30, 2005 is unaudited.  Amounts are presented in thousands.

	September 30, 2005
	As Reported	Pro Forma
	(RESTATED)	(RESTATED)
Current assets	$7,136	$7,136
Property and equipment, net	1,930	1,930
Other assets, net	45,272	45,272
	$54,388	$54,388

Current liabilities	$35,399	$69,870
Long-term liabilities	34,858	387
Stockholders equity (deficiency), net	(15,869)	(15,869)
	$54,388	$54,388

In addition, the financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original principal amount issued in the Senior Financing ($15,000,000), on a pro-rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original principal amount issued in the Sub-Debt Financing ($31,460,500), on a pro-rata basis.  These cash penalties are due and payable by the Company at the end of each 30-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 30, 2007, however the Company has not made any penalty payments.

The Company entered into an agreement with a financial advisor to initiate discussions with holders of the outstanding senior and subordinated indebtedness to request a waiver of and amendment to certain of the financing documents to address the event of default, the impact of the restatements, the payment of cash penalties, and various other related matters.  The Company is unable to predict the outcome of such discussions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.  This Quarterly Report on Form 10-QSB, including, without limitation, the notes to the condensed consolidated financial statements and the following discussion, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements include, but are not limited to, statements concerning the Company’s business model, competition in its business segments, online product sales, advertising and other revenue streams, the Company’s ability to increase visits to its web-site, its ability to adequately fund its operations, its ability to offer compelling content, its ability to fulfill online music and merchandise orders in a timely manner, its ability to build brand recognition, its ability to integrate acquisitions of technology and other businesses, its ability to protect, obtain and/or develop intellectual property rights and proprietary technology, its ability to manage changing technologies and markets, and its ability to manage growth.  Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  Factors that could cause or contribute to the differences are discussed in the Company’s December 31, 2004 Annual Report on Form 10-KSB, as amended, and the Company’s Current Reports on Form 8-K and Form 8-K/A relating to the MediaDefender acquisition, as filed with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSBA for the quarterly period ended September 30, 2005.  The information contained in this Quarterly Report on Form 10-QSBA for the quarterly period ended September 30, 2005 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock.  Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSBA for the quarterly period ended September 30, 2005 and in the Company’s other filings with the Securities and Exchange Commission.

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

Acquisition of MediaDefender, Inc.

On July 28, 2005, the Company consummated the acquisition (the “Acquisition”) of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) entered into by and among the Company, ARTISTdirect Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MediaDefender. Under the terms of the Merger Agreement, Merger Sub merged with and into MediaDefender, the separate corporate existence of Merger Sub ceased and MediaDefender survived as a wholly-owned subsidiary of the Company.  The stockholders of MediaDefender received aggregate consideration of $42.5 million in cash, subject to a holdback of $4.25 million, which has been placed into an escrow account through June 30, 2006 to cover any indemnification claims under the Merger Agreement by the parties.  The amount of consideration paid by the Company upon the closing of the Acquisition was determined in arm’s-length negotiations among the parties thereto.  Prior to entering into the agreement discussed above, there were no material relationships between or among the Company or any of its affiliates, officers or directors, or associates of any such officers or directors, on the one hand, and MediaDefender or any of its affiliates, officers or directors, or associates of any such officers or directors, on the other.

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

Concurrent with the consummation of the Acquisition described above, the Company completed a $15 million senior secured debt transaction (the “Senior Financing”) and a $30 million convertible subordinated debt transaction (the “Sub-Debt Financing”) (collectively “Notes”).  Legal fees paid or reimbursed by the Company for services provided by the respective legal counsels for the lenders were recorded as a charge to deferred financing costs and are being amortized over the terms of the related debt.

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

In addition, the investors received five (5) year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”).  The warrants were valued at $1,982,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt.

The Sub-Debt Notes and the Sub-Debt Warrants contain certain rights requiring the Company to file and maintain effective a registration statement with the Securities and Exchange Commission (the “SEC”) covering the shares of common stock underlying the warrants.  In accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants, as determined by an outside consultant as of July 2005, was calculated by using the Black-Scholes method.  The Company recorded a warrant liability as well as associated deferred financing costs and contra-liability costs equal to the initial valuation as of July 2005.  These costs will be amortized over the term of the notes to interest expense and amortization of deferred financing costs as other (expense) on the statement of operations.  The carrying value of the warrants will be adjusted to reflect any changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).

The Subordinated Convertible Notes (“Sub-Debt Financing”) was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers thereto (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four (4) years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”).  Principal and any accrued interest are due and payable at maturity.  Interest is payable quarterly in cash or shares of common stock, at the option of the Company, with payments commencing September 30, 2006.  Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments.  In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing.  The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio.  The Company was in compliance with such financial covenants at September 30, 2005.

In addition, the Sub-Debt Financing investors received five (5) year warrants to purchase up to 1,596,774 shares of common stock, equivalent to 8.25% of the number of shares of the Company’s common stock underlying the Sub-Debt Notes at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”).  The warrants were valued at $1,133,710 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.

Pursuant to the terms of the Senior Registration Rights Agreement and the Sub-Debt Registration Rights Agreement, the Company is obligated to have a registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing on file with and declared effective by the SEC within one hundred eighty (180) days of July 28, 2005.  In connection therewith, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission on November 10, 2005.

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

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued Broadband $1,460,500 worth of a Sub-Debt Note (in addition to the $30 million referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share (“Broadband Warrants”). The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors. The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Broadband warrants were valued at $1,077,024, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued Libra a warrant to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Share”).  The warrant was issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The warrant was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra warrants shares were valued at $175,750, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.

The warrant was issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The warrant was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra warrant shares were valued at $175,750, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.

The Senior warrants, Sub-Debt warrants, Broadband warrants and Libra warrant shares collectively (“Warrants”) contain certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the warrants.  In accordance with FAS 133 and EITF 00-19 the fair value of the warrants, as determined by an independent consultant as of July 2005, was calculated by using the Black-Scholes method.  The Company recorded a Warrant liability as well as associated deferred financing costs and additional paid in capital of $4,369,000 equal to the initial valuation as of July 2005.  These costs will be amortized over the term of the notes to interest expense and amortization of deferred financing costs as other (expense) on the statement of operations.  The carrying value of the Warrants will be adjusted to reflect any changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  Any change in fair value will be recorded as a non-operating, non-cash income or expense at each reporting date.  If the fair value of warrants is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the warrants is lower at the subsequent reporting date, the Company will record non-operating, non-cash income.  The fair value of these warrants was determined, at the inception date, utilizing the Black-Scholes model.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
	(RESTATED)		(RESTATED)
Net revenue	$4,893	$4,110	$14,977	$11,568

Net loss	$(18,631)	$(1,216)	$(19,980)	$(4,676)

Net loss per common share basic and diluted	$(4.04)	$(0.26)	$(4.33)	$(1.01)

Weighted average common shares outstanding	4,611,149	4,611,149	4,611,149	4,611,149

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$603	$793	$1,890	$2,198
Media	913	571	4,085	1,310
Anti-piracy services	2,336	—	2,336	—
	$3,852	$1,364	$8,311	$3,508

EBITDA:
E-commerce	$47	$145	$154	$290
Media	251	335	1,700	549
Anti-piracy services	1,422	—	1,422	—
	1,720	480	3,276	839
Corporate	(564)	(528)	(1,823)	(1,694)
	$1,156	$(48)	$1,453	$(855)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
	(RESTATED)		(RESTATED)
Reconciliation of EBITDA to Net Income (Loss):
EBITDA per segments	$1,156	$(48)	$1,453	$(855)
Depreciation and amortization	(1,336)	(47)	(1,391)	(198)
Stock-based compensation	(24)	—	(47)	—
Interest income	7	3	17	19
Interest expense, including amortization of debt discount	(659)	—	(659)	—
Change in fair value of warrant liability	(5,546)	—	(5,546)	—
Change in fair value of derivative liability	(11,627)	—	(11,627)	—
Provision for income taxes	(336)	—	(336)	—
Loss from discontinued operations:
ARTISTdirect Records, LLC	—	(461)	(271)	(1,422)
iMusic record label	—	25	—	(36)
Gain from sale of ARTISTdirect Records, LLC	—	—	21,079	—
Net income (loss)	$(18,365)	$(528)	$2,672	$(2,492)

The following table presents the Company’s consolidated statements of operations, excluding income (loss) from discontinued operations, as a percentage of revenue, for the three months and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenue:
E-commerce	15.7%	58.1%	22.7%	62.7%
Media	23.7%	41.9%	49.2%	37.3%
Anti-piracy services	60.6%	—%	28.1%	—%
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
E-commerce	13.7%	46.2%	19.9%	53.4%
Media	14.9%	15.8%	25.8%	18.0%
Anti-piracy services	27.8%	—%	12.9%	—%
Total cost of revenue	56.4%	62.0%	58.6%	71.4%
Gross profit	43.6%	38.0%	41.4%	28.6%
Operating expenses:
Sales and marketing	4.8%	1.0%	3.2%	3.1%
General and administrative	27.6%	44.0%	30.4%	55.5%
Total operating costs	32.4%	45.0%	33.6%	58.6%
Income (loss) from operations	11.2%	(7.0)%	7.8%	(30.0)%
Other income (expense):
Interest income	0.2%	0.2%	0.2%	0.5%
Interest expense	(29.3)%	—%	(13.4)%	—%
Change in fair value of warrant liability	(144.0)%	—%	(66.7)%	—%
Change in fair value of derivative liability	(301.8)%	—%	(139.9)%	—%
Amortization of deferred financing costs	(4.3)%	—%	(2.0)%	—%
Loss from continuing operations before income taxes	(468.0)%	(6.8)%	(214.2)%	(29.5)
Provision for income taxes	8.7%	—%	4.0%	—%
Loss from continuing operations	(476.7)%	(6.8)%	(218.2)%	(29.5)%

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

As a result of the foregoing, gross profit was $1,680,000 for the three months ended September 30, 2005, as compared to $519,000 for the three months ended September 30, 2004, reflecting gross margins of 43.6% and 38.0%, respectively.  A summary of gross profit and gross margin by segment is as follows:

	Three Months Ended September 30,
	2005		2004
	(amounts in thousands)
Segment:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
E-commerce	$75	12.4%	$163	20.6%
Media	338	37.0%	356	62.3%
Anti-piracy services	1,267	54.2%	—	—
Totals	$1,680	43.6%	$519	38.0%

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

Interest Expense

Interest expense for the three months ended September 30, 2005 of $1,131,000 relates to $15 million of senior secured notes payable, which bear interest at 11.25% per annum, and $30 million of subordinated convertible notes payable, which bears interest at 4.0% per annum, issued to financing the acquisition of MediaDefender.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of discount on debt included in interest expense for the three months ended September 30, 2005 was $138,000.  The Company did not have any interest expense for the three months ended September 30, 2004.

In accordance with EITF No. 00-19, the fair value of the derivatives, which were bifurcated from the Sub-debt notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as an derivative liability and a discount was recorded against the underlying Sub-debt notes.  The discount is amortized over the term of the Sub-debt notes (48 months) as interest expense.   For the three months ended September 30, 2005, the Company amortized $472,000 of the Sub-debt discount and there was no derivative liability for the three months ended September 30, 2004.

Warrant Liability

In accordance with EITF No. 00-19, the fair value of the warrants, which were bifurcated from the senior and subordinated convertible notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as warrant liability.  The carrying value of the warrants will be adjusted to reflect any changes in the fair value of the warrants from the beginning of the reporting period to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).   For the three months ended September 30, 2005, the Company recorded a non-operating (non-cash) charge to income of $5,546,000 to reflect an increase in warrant liability from the inception date of the liability.  There were no outstanding warrants as of 2004 and accordingly no liability adjustment.

Derivative Liability

In accordance with EITF No. 00-19, the fair value of the derivatives (“derivatives”), which were bifurcated from the subordinated convertible notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as a derivative liability.  The carrying value of the derivatives will be adjusted to reflect any changes in the fair value of the derivatives from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).   For the three months ended September 30, 2005, the Company recorded a non-operating (non-cash) charge to income of $11,627,000 to reflect an increase in Embedded derivative liability to arrive at the Company’s estimate of liquidated damages should the note holders be unable to exercise their rights and options.  There were no embedded derivatives in 2004 and accordingly no liability adjustment.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs was $165,000 for the three months ended September 30, 2005.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments for legal fees and placement agent fees, and the issuance of subordinated notes payable, the fair value of warrants issued and the fair value of embedded derivatives issued, which were deferred and are being amortized over the term of the related debt.  The Company did not have any amortization of deferred financing costs for the three months ended September 30, 2004.

Loss from Continuing Operations Before Income Taxes

As a result of the aforementioned factors, loss from continuing operations was $18,029,000 for the three months ended September 30, 2005, as compared to a loss from continuing operations of $106,000 for the three months ended September 30, 2004.

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

	Three Months Ended September 30, 2004
	ArtistDirect Records, LLC	iMusic Record Label	Total
	(in thousands)
Net revenue	$46	$5	$51
Cost of revenue	123	(19)	104
Gross loss	(77)	(24)	(53)
Operating expenses:
Sales and marketing	57	(1)	56
General and administrative	77	—	77
Depreciation and amortization	6	—	6
Total operating expenses	140	(1)	139
Loss from operations	(217)	25	(192)
Other income (expense):
Minority interest	198	—	198
Interest expense	(168)	—	(168)
Amortization of bridge note warrants	(274)	—	(274)
	(244)	—	(244)
Net income (loss)	$(461)	$25	$(436)

Net Loss

As a result of the foregoing factors, net loss was $18,365,000 for the three months ended September 30, 2005, as compared to a net loss for the three months ended September 30, 2004 of $528,000.

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

	Nine Months Ended September 30,
	2005		2004
	(amounts in thousands)
Segment:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
E-commerce	$231	12.2%	$325	14.8%
Media	1,942	47.5%	679	51.8%
Anti-piracy services	1,267	54.2%	—	—
Totals	$3,440	41.4%	$1,004	28.6%

  Operating Expenses

Sales and Marketing.  Sales and marketing expense increased by $151,000 to $262,000 for the nine months ended September 30, 2005, as compared to $111,000 for the nine months ended September 30, 2004.  primarily as a result of the amortization of customer relationships acquired in the MediaDefender acquisition of $125,000.

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

Interest Expense

Interest expense for the nine months ended September 30, 2005 of $1,131,000 relates to $15 million of senior secured notes payable, which bear interest at 11.25% per annum, and $30 million of subordinated convertible notes payable, which bear interest at 4.0% per annum, issued to financing the acquisition of MediaDefender.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of discount on debt included in interest expense for the nine months ended September 30, 2005 was $138,000.  The Company did not have any interest expense for the nine months ended September 30, 2004.

In accordance with EITF No. 00-19, the fair value of the derivatives, which were bifurcated from the Sub-debt notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as a derivative liability and a discount was recorded against the underlying Sub-debt notes.  .  The discount is amortized over the term of the Sub-debt notes (48 months) as interest expense.  For the nine months ended September 30, 2005, the Company amortized $472,000 of the Sub-debt discount and there was no derivative liability for the nine months ended September 30, 2004.

Warrant Liability

In accordance with EITF No. 00-19, the fair value of the warrants, which were bifurcated from the senior and subordinated convertible notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as warrant liability.  The carrying value of the warrants will be adjusted to reflect any changes in the fair value of the warrants from the beginning of the reporting period to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).   For the nine months ended September 30, 2005, the Company recorded a non-operating (non-cash) charge to income of $5,546,000 to reflect an increase in warrant liability from the inception date of the liability.  There were no outstanding warrants as of September 2004 and accordingly no liability adjustment.

Derivative Liability

In accordance with EITF No. 00-19, the fair value of the embedded derivatives (“derivatives”), which were bifurcated from the subordinated convertible notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as a derivative liability.  The carrying value of the derivatives will be adjusted to reflect any changes in the fair value of the derivatives from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).   For the nine months ended September 30, 2005, the Company recorded a non-operating (non-cash) charge to income of $11,627,000 to reflect an increase in derivative liability from the inception date of the liability.  There were no embedded derivatives as of September 2004 and accordingly no liability adjustment.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs was $165,000 for the nine months ended September 30, 2005.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments for legal fees and placement agent fees, and the issuance of subordinated notes payable, the fair value of warrants issued and the fair value of embedded derivatives issued, which were deferred and are being amortized over the term of the related debt. The Company did not have any amortization of deferred financing costs for the nine months ended September 30, 2004.

Loss from Continuing Operations Before Income Taxes

As a result of the aforementioned factors, the loss from continuing operations was $18,136,000 for the nine months ended September 30, 2005, as compared to a loss from continuing operations of $1,034,000 for the nine months ended September 30, 2004.

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

	Nine Months Ended September 30,
	2005	2004
	ArtistDirect Records, LLC	ArtistDirect Records, LLC	iMusic Record Label	Total
	(in thousands)
Net revenue	$—	$(61)	$(68)	$(129)
Cost of revenue	14	803	(34)	769
Gross loss	(14)	(864)	(34)	(898)
Operating expenses:
Sales and marketing	18	195	2	197
General and administrative	25	273	—	273
Depreciation and amortization	1	18	—	18
Total operating expenses	44	486	2	488
Loss from operations	(58)	(1,350)	(36)	(1,386)
Other income (expense):
Minority interest	116	610	—	610
Interest expense	(128)	(455)	—	(455)
Forgiveness of debt	—	482	—	482
Amortization of bridge note warrants	(201)	(709)	—	(709)
	(213)	(72)	—	(72)
Net loss	$(271)	$(1,422)	$(36)	$(1,458)

Net Income (Loss)

As a result of the foregoing factors, net income was $2,672,000 for the nine months ended September 30, 2005, as compared to a net loss for the nine months ended September 30, 2004 of $2,492,000.

Liquidity and Capital Resources

As of September 30, 2005 and December 31, 2004, the Company had $2.292 million and $1.156 million of unrestricted cash and cash equivalents, respectively.  At September 30, 2005, the Company had working capital deficiency of $28,263,000, primarily caused by the non-cash, non-operating adjustment to the fair value of the bifurcation derivative and warrant liabilities in accordance with EITF No. 0019 of $32,075,000 (net embedded liability of $22,160,000 and $9,915,000 of warrant liability), as compared to a working capital deficiency of $18,438 million at December 31, 2004.

Excluding the embedded derivative liability and warrant liability, the Company’s working capital would have been $3,812,000 at September 30, 2005.  The improvement in working capital at September 30, 2005 as compared to December 31, 2004 is primarily attributable to the Company having consolidated ARTISTdirect Records at December 31, 2004, which had current liabilities of $18.770 million at such date.  Effective February 28, 2005, the Company sold 100% of its interest in ARTISTdirect Records for a cash payment of $115,000, as a result of which the Company no longer had any equity or other economic interest in ARTISTdirect Records.  As a result of the sale of the Company’s interest in ARTISTdirect Records effective February 28, 2005, the liabilities of ARTISTdirect Records were eliminated from the Company’s balance sheet at that date.

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

Operating.  Net cash provided by operating activities was $57,000 for the nine months ended September 30, 2005, as compared to net cash used in operating activities of $3,427,000 for the nine months ended September 30, 2005 and 2004, respectively.  Net cash provided by continuing operations was $95,000 for the nine months ended September 30, 2005, as compared to net cash used in continuing operations of $212,000 for the nine months ended September 30, 2004.  The improvement in net cash provided by continuing operations in 2005 as compared to 2004 was primarily a result of the decrease in net loss.  Net cash used in discontinued operations was $38,000 and $3,215,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

Financing. Net cash provided by financing activities was $44,009,000 for the nine months ended September 30, 2005, which consisted of the proceeds from the senior secured debt financing of $15 million and the subordinated convertible debt financing of $30 million, and the issuance of bridge notes by ARTISTdirect Records of $37,000 during the two months ended February 28, 2005, reduced by payments for deferred financing costs of $1,025,000 and an increase in restricted cash of $3,000.  Net cash provided by financing activities was $2,479,000 for nine months ended September 30, 2004, which consisted of the issuance of bridge notes by ARTISTdirect Records during such period.

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

Recent developments

Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing (see Note 7) to amend their respective registration rights agreements and to amend and waive certain financial covenants contained in the various agreements underlying the Senior Financing and Sub-Debt Financing.  In consideration thereof, the Company agreed to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share.  The amendments provided that any exercise of the aforementioned warrants at the reduced exercise price shall be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected by these amendments.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  The Company also agreed to utilize 25% of the net proceeds from the exercise of the warrants held by the investors in the Senior Financing to reduce the respective principal balances on the notes payable held by such exercising investors, and to pay any related unpaid accrued interest on such principal payments.

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

As previously reported on a Current Report on Form 8-K filed by the Company with the SEC on December 27, 2006, the Company’s Audit Committee determined that the Company would restate its previously issued financial statements for the annual period ended December 31, 2005 and the quarterly periods ended September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006.  As a result of the pending restatements, the Registration Statement on Form SB-2, as amended (Reg. No. 333-129626, (the "Form SB-2")) has not been available for use by the holders of the underlying securities since December 21, 2006.  The financing documents governing the terms and conditions of the Senior and Sub-Debt Financing require the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder.

As previously reported on a Current Report on Form 8-K filed on January 18, 2007, the financing documents for the Senior Financing and Sub-Debt Financing specify that an event of default of the senior and subordinated indebtedness is triggered if the Form SB-2 is unavailable for use by the holders of the underlying securities for a period of more than 10 consecutive trading days after the expiration of an allowable 10 day grace period.  The Company invoked its use of the 10 day allowable grace period on December 21, 2006, which expired on December 31, 2006.  Thereafter, an event of default was triggered on January 18, 2007.  As of the date of this filing, the Form SB-2 remained unavailable for use by the holders of the underlying securities, and it will continue to be unavailable for use until the Company prepares and files a post-effective amendment to the Form SB-2 with restated financial statements, as appropriate, which is then declared effective by the staff of the SEC.

Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness, approximately $13,307,000, may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company.  Holders of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes, approximately $27,658,000 on certain terms and conditions, as described in the subordinated financing documents. As of the date of this filing, the Company had not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.

The below proforma table reflects the effect on the Balance Sheet in the event that the Senior and Subordinated Notes repayment were to be accelerated and classified as a current liability:

	September 30,
	(in thousands)
	2005	2005
	(RESTATED)	Proforma

Assets
Current assets	7,136	7,136
Property and equipment, net	1,930	1,930
Other assets	45,322	45,322
Total Assets	$54,388	$54,388

Liabilities
Current liabilities	35,399	68,820
Long-Term Liabilities	34,858	1,437
Total Liabilities	70,257	70,257

Equity	(15,869)	(15,869)

	$54,388	$54,388

In addition, the financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original principal amount issued in the Senior Financing ($15,000,000), on a pro-rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original principal amount issued in the Sub-Debt Financing ($31,460,500), on a pro-rata basis.  These cash penalties are due and payable by the Company at the end of each 30-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 30, 2007, however the Company has not made any penalty payments.

The Company entered into an exclusive agreement with a financial advisor to initiate discussions with holders of the outstanding senior and subordinated indebtedness to request a waiver of and amendment to certain of the financing documents to address the event of default, the impact of the restatements, the payment of cash penalties, and various other related matters.  The Company is unable to predict the outcome of such discussions.

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

Concurrent with the consummation of the acquisition of MediaDefender, the Company completed a $15 million senior secured debt transaction (the “Senior Financing”) and a $30 million convertible subordinated debt transaction (the “Sub-Debt Financing”) (collectively “Notes”).

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

In addition, the investors received five (5) year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”).  The warrants were valued at $1,982,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt.

The Company accounts for warrants and embedded derivatives related to its Senior and Subordinated convertible Notes under Financial Accounting Standards Board (“FASB”) Statement No.133, Accounting for Derivative Instruments and Hedging Activities “FAS 133”and related Emerging Issues Task Force (“EITF”)  Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) and Securities and Exchange Commission (SEC) rules, which require certain warrants and embedded derivative financial instruments to be bifurcated from the host debt agreement and accounted for as a liability.  The Company engaged the services of an independent consultant to assist in the valuation of these derivatives and warrants.  The accounting treatment of derivatives and warrants requires that the Company record the derivatives and warrants as a liability at their relative fair values as of the inception date of the respective agreements, and at fair value as of the end of each subsequent reporting date. Any change in fair value will be recorded as a non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives or the warrants is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives or warrants is lower at the subsequent reporting date, the Company will record non-operating, non-cash income.  The fair value of these warrants and derivatives was determined, at the inception date, utilizing the Black-Scholes model.

The Subordinated Convertible Notes in addition to containing certain registration rights which required the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the debt and the associated warrants also has other conversion features which in accordance with FASB No.133, and EITF interpretations and SEC rules requires the Company to value these options and rights as Embedded Derivatives (“derivatives”).  The bifurcated value of these obligations, as determined by an independent consultant as of July 2005, was calculated using a lattice (binomial) valuation model.  The Company recorded $10,534,000 as a derivative liability along with an associated discount equal to the initial valuation as of July 2005.  The discount is amortized over the original term of the underlying Sub-debt (48 months) as interest expense.  The Company is also required to revalue this derivative liability at the end of each reporting period.   In accordance with EITF No. 00-19, the fair value of the derivatives and senior warrants will be adjusted to reflect any changes in the fair value of the derivatives from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  If the fair value of the derivatives is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent reporting date, the Company will record non-operating, non-cash income.

The Subordinated Convertible Notes (Sub-Debt Financing) was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers thereto (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four (4) years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”).  Principal and any accrued interest are due and payable at maturity.  Interest is payable quarterly in cash or shares of common stock, at the option of the Company, with payments commencing September 30, 2006.  Each Sub-Debt Note has an initial conversion price of $1.55 per share, subject to certain anti-dilution and change-of-control adjustments.  In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing.  The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio.  The Company was in compliance with such financial covenants at September 30, 2005.

In addition, the Sub-Debt Financing investors received five (5) year warrants to purchase up to 1,596,774 shares of common stock, equivalent to 8.25% of the number of shares of the Company’s common stock underlying the Sub-Debt Notes at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”).  The warrants were valued at $1,133,710 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.

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

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued Broadband $1,460,500 worth of a Sub-Debt Note (in addition to the $30 million referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share (“Broadband Warrants”). The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors. The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Broadband warrants were valued at $1,077,024, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued Libra a warrant to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Share”).  The warrant was issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The warrant was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra Warrant Shares were valued at $175,750, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.

The Senior warrants, Sub-Debt warrants, Broadband warrants and Libra warrant s collectively (“Warrants”) contain certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the warrants.  In accordance with FAS 133 and EITF 00-19 the fair value of the warrants, as determined by an independent consultant as of July 2005, was calculated by using the Black-Scholes method.  The Company recorded a Warrant liability as well as associated deferred financing costs and additional paid in capital of $4,369,000 equal to the initial valuation as of July 2005.  These costs will be amortized over the term of the notes to interest expense and amortization of deferred financing costs as other (expense) on the statement of operations.  The carrying value of the Warrants will be adjusted to reflect any changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  Any change in fair value will be recorded as a non-operating, non-cash income or expense at each reporting date.  If the fair value of warrants is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the warrants is lower at the subsequent reporting date, the Company will record non-operating, non-cash income.  The fair value of these Warrants was determined, at the inception date, utilizing the Black-Scholes model.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable. See subsequent event footnote #9

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On July 28, 2005, a proposal to adopt a Certificate of Amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 15,000,000 shares to 60,000,000 shares was approved and recommended for stockholder approval by the unanimous written consent of the Company’s Board of Directors.  On August 2, 2005, the Company obtained the written consent of eight stockholders representing 3,259,469 shares of the Company’s common stock, which was in excess of 67% the Company’s issued and outstanding shares of common stock, to approve the aforementioned Certificate of Amendment to the Company’s Certificate of Incorporation.  The number of votes obtained was sufficient to satisfy the stockholder vote requirement for this action as set forth in the Company’s Certificate of Incorporation.

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

ITEM 5.  OTHER INFORMATION

The Board of Directors approved an amendment to the Company’s Bylaws effective July 28, 2005. Article VI, Section 4 of the Company’s Bylaws has been amended to comply with Section 213 of the Delaware General Corporation Law to provide that the Board may fix in advance, a record date for stockholders entitled to consent to corporate action in writing without a meeting, which shall not be more than ten (10) days after the date the resolution fixing the record date is adopted by the Board.  The Bylaws previously provided that the record date shall not be more than sixty (60) nor less than ten (10) days before such written action.  Stockholder consent was not required for this action.

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

ARTISTDIRECT, INC.
(Registrant)

Date: April 19, 2007	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer
(Duly Authorized Officer)

Date: April 19, 2007	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1	Agreement and Plan of Merger, dated July 28, 2005, by and among ARTISTdirect, Inc., ARTISTdirect Merger Sub, Inc. and MediaDefender, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (1)

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. (2)

3.4	Certificate of Amendment, dated June 3, 2002, of the Third Amended and Restated Certificate of Incorporation. (3)

3.5	Certificate of Amendment, dated November 7, 2005, of the Third Amended and Restated Certificate of Incorporation. (4)

4.1	Form of 11.25% Senior Note Due July 28, 2009 issued to each of the Senior Financing investors dated July 28, 2005. (5)

4.2	Form of Warrant to Purchase Common Stock issued to each of the Senior Financing investors dated July 28, 2005. (5)

4.3	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Senior Financing investors. (5)

4.4	Form of Convertible Subordinated Note issued to each of the Sub-debt investors dated July 28, 2005. (5)

4.5	Form of Sub-Debt Financing Warrant issued July 28, 2005. (5)

4.6	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Sub-Debt Financing investors. (5)

4.7	Warrant issued to Libra FE, LP on July 28, 2005. (5)

4.8	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and Libra FE, LP. (5)

4.9	Warrant issued to WNT07 Holdings, LLC on July 28, 2005. (5)

10.1	Employment, Confidentiality and Noncompetition Agreement, dated July 28, 2005, by and between MediaDefender, Inc. and Randy Saaf. (5)

10.2	Employment Agreement, Confidentiality and Noncompetition Agreement, dated July 28, 2005, by and between MediaDefender, Inc. and Octavio Herrera. (5)

10.3	Non-Competition Agreement, dated July 28, 2005, entered into between MediaDefender, Inc. and Randy Saaf. (5)

10.4	Non-Competition Agreement dated July 28, 2005, entered into between MediaDefender, Inc. and Octavio Herrera. (5)

10.5

None and Warrant Purchase Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc., the investors indicated on the schedule of buyers thereto (“Senior Financing investors”) and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors. (5)

10.6	Security Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and its subsidiaries and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors. (5)

10.7	Pledge Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors. (5)

10.8	Form of Copyright Security Agreement. (5)

10.9	Patent Security Agreement, dated July 28, 2005, by and among MediaDefender, Inc. and U.S. Bank National Association, as Collateral Agent for the benefit of the Senior Financing investors. (5)

10.10	Trademark Security Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and U.S. Bank National Association, as collateral Agent for the benefit of the Senior Financing investors. (5)

10.11	Subsidiary Guarantee, dated July 28, 2005, made by ARTISTdirect, Inc. and it subsidiaries in favor of U.S. Bank National Association, as Collateral Agent for the Senior Financing Investors. (5)

10.12	Securities Purchase Agreement, dated July 28, 2005, entered into by and among ARTISTdirect, Inc. and the Sub-debt Financing investors. (5)

10.13

Subordination Agreement, dated July 28, 2005, among ARTISTdirect, Inc., and certain of its subsidiaries, the investors on the schedule of buyers thereto (“Sub-debt Financing investors”) and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors. (5)

10.14	Voting Agreement entered into by certain existing stockholders and option holders of ARTISTdirect, Inc. (5)

10.15	Non-Competition Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and WNT07 Holdings, LLC. (5)

10.16	Employment Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and Jonathan Diamond. (5)

10.17	Employment Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and Robert Weingarten. (5)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

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