Form 10KSB/A
period 2005-12-31
ARTISTDIRECT INC
filed 2007-04-19
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 4

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

Explanatory Note

This Amendment No. 4 on Form 10-KSB/A (the “Form 10-K/A”) to our Annual Report on Form 10-KSB for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on April 13, 2006, Amendment No. 1 filed on April 20, 2006, Amendment No. 2 filed on April 25, 2006, and Amendment No. 3 filed on April 28, 2006 (the “Original Amended Filings”), is being filed to restate our 2005 consolidated financial statements, certain notes to our 2005 consolidated financial statements and other financial information as a result of changes in the accounting treatment of certain of the Company’s embedded derivatives contained in instruments issued by the Company in July 2005 in connection with the financing of the MediaDefender acquisition.

The information contained in this Form 10-KSB/A, including the financial statements and notes thereto, amends Item 6 (Management’s Discussion and Analysis or Plan of Operation), and Item 7 (Financial Statements) of Part II of our Original Amended Filings. Except as amended hereby, this Amendment No. 4 does not amend, update or change any other information contained in the Original Amended Filings.

The senior notes and subordinated convertible notes (“Notes”) issued in conjunction with the financing of the MediaDefender acquisition (as described in Note 9 to the financial statements) have a combination of attributes, most notably, conversion features, registration rights and other aspects which have been identified as derivatives and are treated as liabilities in accordance with Financial Accounting Standards Board (“FASB”) Statement No.133, “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”) and related Emerging Issues Task Force (“EITF”), Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“ETIF 00-19”), as described in Note 9 to the financial statements.

In addition to the adjustments for the embedded derivatives associated with the Notes (see Note 9 to the financial statements), the Company recalculated the earning per share (“EPS”) and adopted the “Two Class Method” of EPS presentation to reflect the determination that the sub-debt notes had a dividend participation feature, which in accordance with SFAS No. 128, “Earnings Per Share,” as clarified by EITF Issue No. 03-6, “Participating Securities and the Two-Class Method,” requires the Two Class Method.

A summary of the significant adjustments recorded to restate the financial statements as of and for the year ended December 31, 2005 is presented below. The restatement did not have an impact on the Company’s cash flows for the year ended December 31, 2005.

(a)                                  The initial fair value of the derivative liability was bifurcated from the Sub-Debt Notes and was recorded as a discount to the Sub-Debt Notes, and was amortized to interest expense over the life of the related debt.

(b)                                 The derivative liability was revalued at each quarter end, with the resulting change in fair value reflected in the statement of operations.

(c)                                  The initial fair value of the warrants issued in the Senior Financing and the Sub-Debt Financing was revised, resulting in revisions to deferred financing costs and debt discount amounts, and in the related amortization of such amounts to operations.

(d)                                 The warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing were revalued at each quarter end, with the resulting change in fair value reflected in the statement of operations.

(e)                                  The pro rata portion of warrant liability and derivative liability associated with the conversion of the sub-debt into common stock was transferred to additional paid-in capital.

The following table presents the impact of the restatement on the effected balance sheet categories at December 31, 2005(amounts in thousands):

	As Previously Reported	Restatement Adjustments	Adjustment Legend	As Restated
Deferred financing costs	$3,063	$237	(c)	$3,300
Warrant liability	3,260	11,844	(c), (d)	15,104
Derivative liability	—	30,202	(a), (b)	30,202
Discount on senior secured notes payable	1,245	521	(c), (d)	1,766
Discount on subordinated convertible notes payable	774	9,494	(a), (b), (c)	10,268
Additional paid-in capital	207,832	375	(e)	208,207
Accumulated deficit	(205,926)	(32,169)	(a), (b), (c), (d)	(238,095)

The following table presents the impact of the restatement on the statements of operations for the year ended December 31, 2005 (amounts in thousands):

	As Previously Reported	Restatement Adjustments	Adjustment Legend	As Restated
Income from operations	$1,397	$—		$1,397
Interest income	29	—		29
Interest expense	(1,517)	(1,356)	(a), (c)	(2,873)
Amortization of deferred financing costs	(373)	(29)	(c)	(402)
Change in fair value of warrant liability	—	(10,735)	(c), (d)	(10,735)
Change in fair value of derivative liability	—	(20,043)	(a), (b)	(20,043)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	(39)	(6)	(a), (c)	(45)
Loss from continuing operations before income taxes	(503)	(32,169)		(32,672
Provision for income taxes	(241)	—		(241)
Income from discontinued operations	20,808	—		20,808
Net income (loss)	$20,064	$(32,169)		$(12,105)

Net income (loss) per share – basic	$5.06			$(3.05)
Net income (loss) per share – diluted	$1.45			$(3.05)

The restatement did not have an impact on cash flows.

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

In the event that the foregoing steps are insufficient to clear rights, or we otherwise fail to obtain rights, we could be exposed to claims of copyright infringement, with attendant disruption to our operations and liability including potential statutory or actual damages and loss of profits attributable to infringement, plus payment of attorneys’ fees to the claimant and entry of an injunction against us

There are other situations, such as a limited 30-second sample of a song that is “streamed,” where we use content relying upon a sub-license from an artist’s record label. However, the laws in this area are uncertain, and we may be obligated to obtain additional licenses or may be prevented from third party content use, and may, in the event proper licenses and clearances have not been secured, further be liable to pay actual or statutory damages, profits attributable to any alleged infringement, as well as attorneys’ fees. Our licensing arrangements for third-party content vary from formal contracts to informal agreements based on the promotional nature of the content. In some cases we pay a fee to the licensor for use of the “sound recording,” “musical composition” or music video and in other cases the use is free. We also use other third-party content, including photographs, artist names, likenesses and concert reviews. While it is our general policy to obtain a written release or license for such use, in many instances we rely only upon an oral license for such use. We rely upon our positive working relationships with copyright owners to obtain licenses on favorable terms. Any changes in the nature or terms of these arrangements, including any requirement that we pay significant fees for the use of the content, could have a negative impact on the availability of content or our business.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

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

In addition, the investors received five year warrants to purchase up to an aggregate of 3,250,000 shares of our common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”). The Senior warrants were valued at $1,982,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15.0 million Senior Financing debt, and are being amortized over the term of the debt.  The Senior Warrant Shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the warrants.

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

In addition, the Sub-Debt Financing investors received five year warrants to purchase up to 1,596,774 shares of our common stock at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments.  The Sub-debt warrants were valued at $1,133,710 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30.0 million Sub-Debt Financing debt, and are being amortized over the term of the debt.  The Sub-debt warrant shares are subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the warrants.

The Sub-debt Financing in addition to containing certain registration rights which required the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the debt and the associated warrants also has other conversion features which in accordance with FAS 133 and related ETIF 00-19 requires the Company to value these warrants and rights as embedded derivatives (“derivatives”).  The bifurcated value of these obligations, as determined by an independent consultant as of July 2005, was calculated using a lattice (binomial) valuation model.  The Company recorded $10,534,000 as a derivative liability as of July 28, 2005, along with an associated discount against the liability equal to the initial valuation.  The discount is amortized over the original term of the underlying Sub-debt notes (48 months) as interest expense.  The Company is also required to revalue this derivative liability at the end of each reporting period.  The fair value of the derivatives will be adjusted to reflect any changes in the fair value of the derivatives from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  If the fair value of the derivatives is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent reporting date, the Company will record non-operating, non-cash income.

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

Pursuant to the terms of a letter agreement, dated July 15, 2005, between us and Broadband Capital Management LLC (“Broadband”), we issued to Broadband a Sub-Debt Note in the amount of $1,460,500 (in addition to the $30.0 million referred to above) and warrants to purchase up to 1,516,935 shares of our common stock with an exercise price of $1.55 per share. The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors. The securities were issued as partial consideration for Broadband’s services as our placement agent in the Sub-Debt Financing and the Senior Financing. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The Broadband warrants were valued at $1,077,024 as of July 2005, based on a valuation report prepared by an independent valuation firm. The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.

Pursuant to the terms of a letter agreement, dated June 21, 2005, between us and Libra FE, LP (“Libra”), we issued Libra Warrant Shares to purchase up to 237,500 shares of our common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Shares”). The Libra Warrant Shares were issued as partial consideration for Libra’s services as our placement agent in the Senior Financing described above. We entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which we included the Libra Warrant in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above. The Libra Warrant Shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The Libra Warrant Shares were valued at $175,750 as of July 2005, based on a valuation report prepared by an independent valuation firm. The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.

The Senior warrants, Sub-Debt warrants, Broadband warrants and Libra warrant shares (collectively “Warrants”) contain certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the Warrants.  In accordance with FAS 133 and EITF 00-19 the fair value of the warrants, as determined by an independent consultant as of July 28, 2005, was calculated by using the Black-Scholes method.  The Company recorded a Warrant liability as well as associated deferred financing costs and additional paid in capital of $4,369,000 equal to the initial valuation as of July 28, 2005.  These costs will be amortized over the term of the associated notes to interest expense and amortization of deferred financing costs as other (expense) on the statement of operations.  The carrying value of the Warrants will be adjusted to reflect any changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  Any change in fair value will be recorded as a non-operating, non-cash income or expense at each reporting date.  If the fair value of Warrants is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the Warrants is lower at the subsequent reporting date, the Company will record non-operating, non-cash income.  The fair value of these Warrants was determined, at the inception date, utilizing the Black-Scholes model.

Due to the classification of the Warrants as a current liability on our financial statements, we were not in compliance with certain financial covenants contained in the Note Purchase Agreement at December 31, 2005.  The investors provided waivers with respect to any past technical default of the financial covenants related to the accounting treatment of the above-referenced warrant liability booked in accordance with FAS No.133 and EITF 00-19.  However, the waiver provided does not extend to the embedded derivative liabilities associated with the Sub-debt, which resulted in this restatement (see Recent Developments section).

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

	Years Ended December 31,
Pro Forma	2004	2005
	(in thousands)
		(RESTATED)
Net revenue	$15,665	$20,637

Net loss	$(37,120)	$(35,222)

Adjusted EBITDA	$4,033	$7,095

Net loss per common share – basic and diluted	$(8.05)	$(7.64)

Weighted average common shares outstanding	4,611,149	4,611,149

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

A reconciliation of Net Loss to Adjusted EBITDA is shown below.

	Years Ended December 31,
Pro Forma	2004	2005
	(in thousands)
		(RESTATED)
Net loss	$(37,120)	$(35,222)

Add (deduct):
Interest income	(32)	(47)
Interest expense	2,971	2,971
Amortization of discount on debt	1,956	1,956
Amortization of deferred financing costs	900	900
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable into common stock	45	45
Amortization of intangible assets	3,749	3,749
Depreciation	569	397
Change in fair value of warrant liability	10,735	10,735
Change in fair value of derivative liability	20,043	20,043
Income taxes	210	1,495
Stock-based compensation	7	73

Adjusted EBITDA	$4,033	$7,095

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

Derivative Instruments.  Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value.  These derivatives include embedded derivatives in our Convertible Subordinated Debentures (“Sub-debt”) and the associated warrants (“Warrants”) issued in connection with the financing of the MediaDefender acquisition are separately valued and accounted for on our balance sheet. The bifurcated value of these obligations, as determined by an outside consultant as of July 28, 2005, was calculated using a lattice (binomial) valuation model.

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. For the year ended December 31, 2005 the financial statements reflect the fair value of these Warrants and the Sub-debt embedded derivatives features on our balance sheet and the unrealized changes in the values of these warrants and derivatives in our consolidated statement of operations as “Change in Fair Value of Warrants and Derivative liability.”

We determined that the Sub-debt and the Warrants created derivative liabilities in accordance with EITF 00-19,  because share settlement of these Sub-debt and Warrants are not within the control of the Company as a result of the facts that: (1) the Company has an obligation to register the common stock underlying the Sub-debt and Warrants or is  required to make  payment of penalties each month until the shares are registered and must remain registered pursuant to an effective registration statement and (2) the Sub-debt and Warrants contained dilution protection features, with no limit or cap on the number of shares that could be issued under the Sub-debt and Warrants.  Therefore, we could not conclude that we had sufficient authorized and unissued shares to issue the number of shares potentially issuable under the Sub-debt and Warrants.  As a result, we determined that these Sub-debt and Warrants should be treated as derivative liabilities in accordance with EITF 00-19.

The Sub-debt contains more than one embedded derivative feature required to be accounted for as assets or liabilities. The various embedded derivative features of the Sub-debt have been valued at the date of inception of the Sub-debt and at each reporting period thereafter.  The derivative features include: (1) the standard conversion feature of the debentures, (2) limitation on the conversion, and (3) the Company’s right to force conversion, as well as the reset feature and the obligation to maintain a continuously effective registration statement, among others.  The independent consultant valued all the significant features of the Sub-debt, however a determination was made by the Company, that with the exception of the above features, the remaining attributes offset and were immaterial.  The value of the derivative liabilities were bifurcated from the Sub-debt and the Company recorded a Derivative liability, with the initial carrying amount (as unamortized discount) of the related debenture as an additional discount to the Sub-debt liability. The unamortized discount is being amortized to interest expense over the life of the debenture.  Because the Warrants contain certain registration rights, penalties and price resets the Warrants issued were also classified as derivatives and recorded as a Warrant liability.

Valuation of the Derivatives

The Company with the assistance of Independent valuation consultants valued the Embedded Derivatives within the Convertible Subordinated Debt Issued on July 28, 2005 using a Binomial Lattice Option Pricing Model. The model used the following assumptions for the original valuation and similar assumptions for each succeeding valuation:

•              Stock price: $1.43;

•              The Exercise/conversion price: $1.55

•              Terminal Time Period: convertible subordinated debt matures on July 2009 for a time of 3 years and 11 months.

•              Time Step: Period between each price movement (monthly)

•              Expected Return: 4.04%: The risk-free rates were based on the rate of treasury securities with the same term as the Convertible Subordinated Note as of the specified valuation date

•              Volatility: 55%

The warrants were valued using a Black Scholes option pricing model by the Company with the assistance of the Independent valuation consultants. The model used the following assumptions for the original valuation and similar assumptions for each succeeding valuation:

•              Stock price: $1.43;

•              The Senior warrants Exercise price: $2.00 / Sub-debt warrants Exercise price: $1.55

•              Time Period: Senior warrants 7 years / Sub-debt warrants 5 years

•              Expected Return: 4.04%: The risk-free rates were based on the rate of treasury securities with the same term as the warrants as of the specified valuation date

•              Volatility: 55%

Income Taxes. We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

In September 2005, the Emerging Issues Task Force (“EITF”) tabled discussions with respect to Issue No. 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF 00-19” (EITF 05-04).  EITF 05-04 addresses the treatment of potential penalties, in the event that the Company fails to meet certain registration rights associated with the common stock underlying the Notes and Warrants.  As of December 31, 2005, the Company did not anticipate any registration issues and given the status of EITF 05-04, no registration penalties are reflected in the December 31, 2005 financial statements.

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

Consolidated Statements of Operations ($000)

	Years Ended December 31,
	2004		2005
	$	%	$	%
			(RESTATED)	(RESTATED)
Net revenue:
E-Commerce	$2,994	58.2%	$2,665	19.1%
Media	2,149	41.8%	5,297	37.9%
Anti-piracy services	—	—%	6,009	43.0%
Total net revenue	5,143	100.0%	13,971	100.0%
Cost of revenue:
E-Commerce	2,631	51.2%	2,400	17.2%
Media	1,144	22.2%	2,745	19.7%
Anti-piracy services	—	—%	2,659	19.0%
Total cost of revenue	3,775	73.4%	7,804	55.9%
Gross profit	1,368	26.6%	6,167	44.1%
Operating expenses:
Sales and marketing	167	3.3%	527	3.8%
General and administrative	2,676	52.0%	4,065	29.1%
Provision for doubtful accounts	110	2.2%	105	0.7%
Stock-based compensation	7	0.1%	73	0.5%
Total operating costs	2,960	57.6%	4,770	34.1%
Income (loss) from operations	(1,592)	(31.0)%	1,397	10.0%
Interest income	29	0.6%	29	0.2%
Interest expense	—	—%	(2,873)	(20.6)%
Change in fair value of warrant liability	—	—%	(10,735)	(76.7)%
Change in fair value of embedded liability	—	—%	(20,043)	(143.5)%
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	—%	(45)	(0.3)%
Amortization of deferred financing costs	—	—%	(402)	(2.9)%
Gain from sale of tradename	500	9.7%	—	—%
Loss from continuing operations before taxes	(1,063)	(20.7)%	(32,672)	(233.8)%
Provision for income taxes	—	—%	241	1.7%
Net loss	$(1,063)	(20.7)%	$(32,913)	(235.5)%

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

	Years Ended December 31,
	2004	2005
	(in thousands)
		(RESTATED)

Net Revenue:
E-commerce	$2,994	$2,665
Media	2,149	5,297
Anti-piracy services	—	6,009
	$5,143	$13,971
Adjusted EBITDA:
E-commerce	$293	$157
Media	789	2,198
Anti-piracy services	—	3,851
	1,082	6,206
Corporate	(1,944)	(2,969)
	$(862)	$3,237

	Years Ended December 31,
	2004	2005
	(in thousands)
		(RESTATED)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$(862)	$3,237
Stock-based compensation	(7)	(73)
Depreciation	(223)	(205)
Amortization of intangible assets	—	(1,562)
Amortization of deferred financing costs	—	(402)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable into common stock	—	(45)
Interest income	29	29
Interest expense	—	(2,873)
Change in fair value of warrant liability	—	(10,735)
Change in fair value of derivative liability	—	(20,043)
Provision for income taxes	—	(241)
Loss from discontinued operations -
– ARTISTdirect Records, LLC	(2,111)	(271)
– iMusic record label	(137)	—
Gain from sale of ARTISTdirect Records, LLC	—	21,079
Net income (loss)	$(3,311)	$(12,105)

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

In March 2005, we awarded discretionary cash bonuses to our Chief Executive Officer and Chief Financial Officer aggregating $125,000, which were paid during 2005. We awarded such bonuses as consideration for management successfully completing our corporate restructuring during the three months ended March 31, 2005. In particular, management restructured our internet operations, which had sustained losses since inception, into a growing, profitable business segment; negotiated the extinguishment of our $12.0 million funding obligation to ARTISTdirect Records; and disposed of our investment in ARTISTdirect Records effective February 28, 2005, which resulted in the elimination of $19.137 million of liabilities from our consolidated balance sheet at that date. Such bonuses were reviewed and approved by our Board of Directors. We also awarded a discretionary cash bonus to our Vice President — Business Development of $40,000, which was reviewed and approved by the Compensation Committee of our Board of Directors, and was accrued at December 31, 2005 and we accrued $100,000 in board fees to two independent directors at December 31, 2005.

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

Interest Expense. Our interest expense for the year ended December 31, 2005 of $2,873,000 relates to $15.0 million of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and $30.0 million of subordinated convertible notes, which bear interest at 4.0% per annum, both issued to finance the acquisition of MediaDefender in July 2005.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt. Accordingly, the amortization of discount on debt included in interest expense for the year ended December 31, 2005 was $337,000. We did not have any interest expense for the year ended December 31, 2004.

In accordance with EITF No. 00-19, the fair value of the embedded derivatives, which were bifurcated from the subordinated convertible notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as a derivative liability and a contra-liability is established and amortized over the term of the associated note, which is 48 months.  The amortization of the contra liability associated with the derivative liability is included in interest expense.   For the year ended December 31, 2005, the Company amortized $1,266,000 of the embedded derivative contra-liability and there was no contra-liability amortization for the year ended December 31, 2004.

Warrant Liability fair value adjustment.  In accordance with EITF No. 00-19, the fair value of the warrants, which were bifurcated from the senior and subordinated convertible notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as warrant liability.  The carrying value of the warrants is adjusted to reflect any changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes are included in the statement of operations as other income (expense).   For the year ended December 31, 2005, the Company recorded a non-operating (non-cash) charge to income of $10,735,000 to reflect an increase in warrant liability from the inception date of the liability.  There were no outstanding warrants as of 2004 and accordingly no liability adjustment.

 Derivative Liability fair value adjustment. In accordance with EITF No. 00-19, the fair value of the derivatives, which were bifurcated from the subordinated convertible notes issued in connection with the financing of the MediaDefender acquisition in July 2005, is recorded as a derivative liability.  The carrying value of the derivatives is adjusted to reflect any changes in the fair value of the derivatives from the date of issuance to the end of each reporting period, and any such changes are included in the statement of operations as other income (expense).   For the year ended December 31, 2005, the Company recorded a non-operating (non-cash) charge to income of $20,043,000 to reflect an increase in derivative liability from the inception date of the liability.  There were no embedded derivatives in 2004 and accordingly no liability adjustment.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Due to Conversion of Subordinated Convertible Notes Payable. Our deferred financing costs and debt discount costs aggregating $45,000 were charged to operations as a result of the conversion of subordinated convertible notes payable aggregating $387,500 into 250,000 shares of our common stock in December 2005.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs was $401,000 for the year ended December 31, 2005. Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated notes payable and the fair value of warrants issued for legal fees and placement agent fees, which were deferred and are being amortized over the term of the related debt. We did not have any amortization of deferred financing costs for the year ended December 31, 2004.

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

Loss from Continuing Operations Before Income Taxes. As a result of the aforementioned factors, the loss from continuing operations was $32,913,000 for the year ended December 31, 2005, as compared to a loss from continuing operations of $1,063,000 for the year ended December 31, 2004.

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

Net Loss. As a result of the foregoing factors, net loss was $12,105,000 for the year ended December 31, 2005, as compared to a net loss of $3,311,000 for the year ended December 31, 2004.

Liquidity and Capital Resources

Overview. Until the acquisition of MediaDefender effective July 28, 2005, we primarily financed our continuing operations from the sale of our equity securities.

As of December 31, 2005 and 2004, we had $3,102,000 and $1,156,000 of unrestricted cash and cash equivalents, respectively.  At December 31, 2005, the Company had a working capital deficiency of $41,985,000 (including $15,104,000 of warrant liability and net embedded derivative liability of $30,201), as compared to a working capital deficiency of $18,438,000 at December 31, 2004. Excluding the warrant and net embedded derivative liabilities, our working capital would have been $3,320,000 at December 31, 2005. The improvement in our cash and working capital positions at December 31, 2005 was attributable primarily to the acquisition of MediaDefender and the disposition of ARTISTdirect Records.

Concurrent with the acquisition of MediaDefender in July 2005, we completed the $15.0 million Senior Financing and the $30.0 million Sub-Debt Financing, which generated approximately $1.0 million for general working capital purposes. In addition, MediaDefender had working capital of $2,745,000 at the acquisition date. The Company anticipates positive cash flows from this business.

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

Recent Developments

On January 30, 2006, the Company entered into a sub-lease agreement for new office facilities in Santa Monica, California through November 30, 2011.

During the period from January 1, 2006 through April 27, 2006, the Company issued 2,113,000 shares of common stock upon the conversion of $3,275,000 of subordinated convertible notes payable.

Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing to amend their respective registration rights agreements and to amend and waive certain financial covenants contained in the various agreements underlying the Senior Financing and Sub-Debt Financing In consideration thereof, the Company agreed to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share.  The amendments provided that any exercise of the aforementioned warrants at the reduced exercise price shall be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected by these amendments.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  The Company also agreed to utilize 25% of the net proceeds from the exercise of the warrants held by the investors in the Senior Financing to reduce the respective principal balances on the notes payable held by such exercising investors, and to pay any related unpaid accrued interest on such principal payments.

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

As previously reported on a Current Report on Form 8-K filed by the Company with the SEC on December 27, 2006, the Company’s Audit Committee determined that the Company would restate its previously issued financial statements for the annual period ended December 31, 2005 and the quarterly periods ended September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006.  As a result of the pending restatements, the Registration Statement on Form SB-2, as amended  (Reg. No. 333-129626, (the “Form SB-2”)) has not been available for use by the holders of the underlying securities since December 21, 2006.  The financing documents governing the terms and conditions of the Senior and Sub-Debt Financing require the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder.

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

(d)                                 a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; and such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had the nominee been nominated, or intended to be nominated, by the Board.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Positions	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($) (2)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)

Jonathan V. Diamond	2005	267,250		75,000	(1)	8,550		2,753,098
Chief Executive Officer	2004	185,000				7,800
	2003	46,250		4,315		1,950		259,659
Robert N. Weingarten	2005	147,250		50,000	(1)	4,000		550,000
Chief Financial Officer	2004	120,000						120,000
	2003
Nicholas Turner	2005	137,500		40,000	(1)			92,000
VP, Business Development	2004	47,000	(3)
Randy Saaf Chief Executive Officer, MediaDefender	2005	147,880	(4)			1,000		200,000
Octavio Herrera President, MediaDefender	2005	147,880	(4)			1,926		200,000

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

OPTIONS/ SAR GRANTS IN LAST FISCAL YEAR

	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in	Exercise Price per	Expiration
Name	Granted(1)	2004(2)	Share ($)	Date
Jonathan V. Diamond	2,753,098	72.5%	$1.55	08/05/10
Robert N. Weingarten	550,000	14.5%	$1.55	08/05/10
Nicholas Turner	92,000	2.4%	$0.79	01/01/12
Randy Saaf	200,000	5.3%	$3.00	07/28/12
Octavio Herrera	200,000	5.3%	$3.00	07/28/12

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

AGGREGATED OPTION FISCAL YEAR-END VALUES

	Shares Acquired on		Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
Name	Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jonathan V. Diamond	—	—	210,973	2,801,784	516,884	4,937,202
Robert N. Weingarten	—	—	70,000	600,000	196,000	1,102,500
Nicholas Turner	—	—	92,000	—	230,920	—
Randy Saaf	—	—	23,810	176,190	7,143	52,857
Octavio Herrera	—	—	23,810	176,190	7,143	52,857

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

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	302,370	$7.50	142,110
Equity compensation plans not approved by security holders	4,765,379	$3.22	1,942,731
Total	5,067,749	$3.46	2,084,841

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

Beneficial Owner(1)	Title of Class of Stock	Amount and Nature of Beneficial Ownership(2)		Percent of Class
5% Stockholders:
JMB Capital Partners, L.P. 1999 Avenue of the Stars, Suite 2040 Los Angeles, California 90067	Common	2,166,667	(3)	23.8

WNTO7 Holdings, LLC c/o Wayne, Gaynor, Umanoff & Pollack, LLP 6100 Center Drive, Suite 950 Los Angeles, California 90045	Common	1,224,017	(4)	17.4

CCM Master Qualified Fund, Ltd. One North Wacker Drive, Suite 4725 Chicago, Illinois 60606	Common	725,268	(5)	9.5	(6)

Act II Master Fund, Ltd. 444 Madison Avenue New York, New York 10022	Common	465,300	(7)	6.7

Rick Rubin c/o Alan S. Halfon & Company 9595 Wilshire Boulevard, Suite 505 Beverly Hills, California 90212	Common	362,022		5.2

Beneficial Owner(1)	Title of Class of Stock	Amount and Nature of Beneficial Ownership(2)		Percent of Class
Current Executive Officers and Directors:

Frederick W. Field	Common	302,370	(8)	4.1

Jonathan V. Diamond	Common	238,021	(8)	3.3

Robert N. Weingarten	Common	86,666	(8)	1.2

Teymour Boutros-Ghali	Common	183,603	(9)	2.6

Eric Pulier	Common	1,040,414	(10)	14.8

Dimitri Villard	Common	85,000	(8)	1.2

James N. Lane	Common	85,000	(8)	1.2

Fred Davis	Common	0			*

Randy Saaf	Common	167,377	(11)	2.3

Octavio Herrera	Common	167,377	(11)	2.3

Nicholas Turner	Common	92,000	(9)	1.3

All current directors and executive officers as a group (11 Persons)	Common	2,447,828	(12)	29.6

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

ARTISTdirect, Inc.

Date:	April 16, 2007	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer (Principal Executive Officer)

Date:	April 16, 2007	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK W. FIELD	Chairman of the Board of Directors	April 16, 2007
Frederick W. Field

President, Chief Executive Officer and Director
/s/ JONATHAN V. DIAMOND	(Principal Executive Officer)	April 16, 2007
Jonathan V. Diamond

/s/ ROBERT N. WEINGARTEN	Chief Financial Officer and Secretary (Principal Accounting Officer)	April 16, 2007
Robert N. Weingarten

/s/ TEYMOUR BOUTROS-GHALI	Director	April 16, 2007
Teymour Boutros-Ghali

/s/ FRED DAVIS	Director	April 16, 2007
Fred Davis

/s/ JAMES LANE	Director	April 16, 2007
James Lane

/s/ ERIC PULIER	Director	April 16, 2007
Eric Pulier

/s/ DIMITRI VILLARD	Director	April 16, 2007
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

As more fully described in Notes 1, 9 and 22, the 2005 consolidated financial statements have been restated to adjust the warrant liability and to reflect the recording of certain embedded derivatives in the Company’s subordinated debentures.  As such, an event of default has occurred under its senior and subordinated indebtedness.  This could cause a request for accelerated payment of the debt. The Company does not have the capital resources necessary to repay accelerated indebtedness or redemption of the debt.  The Company is uncertain regarding the outcome of this default.

/s/ GUMBINER SAVETT INC.

Santa Monica, California
March 30, 2006, except for Notes 1, 6, 9, 14, 20 , 21, and 22 as to which the date is March 15, 2007

ARTISTdirect, Inc. and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except for share data)

	December 31,
	2004	2005
		(RESTATED)
Assets
Current assets:
Cash and cash equivalents	$1,156	$3,102
Restricted cash	175	359
Accounts receivable, net	751	3,667
Income taxes refundable	—	1,211
Finished goods inventory, net	138	303
Prepaid expenses and other current assets	58	85
Assets of discontinued operations	16	—
Total current assets	2,294	8,727

Property and equipment	9,441	3,120
Less accumulated depreciation	(9,342)	(1,175)
Property and equipment, net	99	1,945

Other assets:
Intangible assets:
Customer relationships, net	—	1,950
Proprietary technology, net	—	6,546
Non-compete agreements, net	—	1,191
Goodwill	—	31,085
Total intangible assets, net	—	40,772
Deferred financing costs, net	—	3,300
Deposits	20	25
Total other assets	20	44,097
	$2,413	$54,769

(continued)

	December 31,
	2004	2005
		(RESTATED)
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$538	$911
Accrued expenses	1,274	1,923
Accrued interest payable	—	607
Current portion of senior secured notes payable	—	390
Deferred revenue	—	377
Warrant liability	—	15,104
Derivative liability	—	30,202
Guaranteed payments to MediaDefender management	—	1,050
Liabilities of discontinued operations	18,920	149
Total current liabilities	20,732	50,713

Long-term liabilities:
Senior secured notes payable, net of discount of $1,766, less current portion	—	12,844
Subordinated convertible notes payable, net of discount of $10,268	—	20,806
Deferred income taxes	—	264
Total long-term liabilities	—	33,914

Minority interest – discontinued operations	1,940	—

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value - Authorized - 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.01 par value - Authorized – 60,000,000 shares Issued and Outstanding – 3,502,117 shares at December 31, 2004 and 4,861,149 shares at December 31, 2005	38	49
Treasury stock, 322,902 shares at December 31, 2004 and 0 shares at December 31, 2005, at cost	(3,442)	—
Additional paid-in-capital	209,135	208,207
Deferred compensation	—	(19)
Accumulated deficit	(225,990)	(238,095)
Total stockholders’ equity (deficiency)	(20,259)	(29,858)
	$2,413	$54,769

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except for share data)

	Years Ended December 31,
	2004	2005
		(RESTATED)
Net revenue:
E-commerce	$2,994	$2,665
Media	2,149	5,297
Anti-piracy services	—	6,009
Total net revenue	5,143	13,971

Cost of revenue:
E-Commerce	2,631	2,400
Media	1,144	2,745
Anti-piracy services	—	2,659
Total cost of revenue	3,775	7,804
Gross profit	1,368	6,167

Operating expenses:
Sales and marketing	167	527
General and administrative	2,676	4,065
Provision for doubtful accounts	110	105
Stock-based compensation	7	73
Total operating costs	2,960	4,770
Income (loss) from operations	(1,592)	1,397

Other income (expense):
Interest income	29	29
Interest expense	—	(2,873)
Change in fair value of warrant liabilty	—	(10,735)
Change in fair value of derivative liability	—	(20,043)
Amortization of deferred financing costs	—	(402)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	(45)
Gain from sale of tradename	500	—
Loss from continuing operations before income taxes	(1,063)	(32,672)
Provision for income taxes	—	241
Loss from continuing operations	(1,063)	(32,913)

Income (loss) from discontinued operations:
Income (loss) from operations:
ARTISTdirect Records, LLC	(2,111)	(271)
iMusic record label	(137)	—
Gain from sale of interest in ARTISTdirect Records, LLC (substantially all non-cash)	—	21,079
Income (loss) from discontinued operations	(2,248)	20,808
Net loss	$(3,311)	$(12,105)

Net income (loss) per common share – basic and diluted:
From continuing operations	$(0.30)	$(8.29)
From discontinued operations	(0.64)	5.24
Net loss	$(0.94)	$(3.05)

Weighted average common shares outstanding:
Basic & Diluted	3,502,117	3,969,145

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	Years Ended December 31,
	2004	2005
		(RESTATED)
Net loss	$(3,311)	$(12,105)
Other comprehensive loss:
Unrealized loss on available for sale securities	(10)	—
Comprehensive income loss	$(3,321)	$(12,105)

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficiency)

(amounts in thousands, except for share data)

				Additional
	Common Stock		Treasury	Paid-In
	Shares	Amount	Stock	Capital
Balance at December 31, 2003	3,502,117	$38	$(3,442)	$209,128
Unrealized loss on available for sale securities	—	—	—	—
Issuance of warrants as settlement and for services rendered	—	—	—	7
Net loss	—	—	—	—
Balance at December 31, 2004	3,502,117	38	(3,442)	209,135
Stock options issued for consulting services	—	—	—	92
Amortization of deferred compensation	—	—	—	—
Issuance of shares upon conversion of subordinated convertible notes payable	250,000	3	—	385
Derivative liability transferred to additional paid-in capital as a result of conversion of subordinated convertible notes payable	—	—	—	375
Warrants issued to consultants in conjunction with financing of MediaDefender acquisition	—	—	—	84
Common stock issued to consultants in conjunction with financing of MediaDefender acquisition	1,109,032	11	—	1,575
Cancellation of outstanding shares of treasury stock	—	(3)	3,442	(3,439)
Net income	—	—	—	—
Balance at December 31, 2005	4,861,149	$49	$—	$208,207

			Unrealized
			Gain (Loss)	Total
			on Available	Stockholders’
	Deferred	Accumulated	for Sale	Equity
	Compensation	Deficit	Securities	(Deficiency)
		(RESTATED)		(RESTATED)
Balance at December 31, 2003	$—	$(222,679)	$10	$(16,945)
Unrealized loss on available for sale securities	—	—	(10)	(10)
Issuance of warrants as settlement and for services rendered	—	—	—	7
Net loss	—	(3,311)	—	(3,311)
Balance at December 31, 2004	—	(225,990)	—	(20,259)
Stock options issued for consulting services	(92)	—	—	—
Amortization of deferred compensation	73	—	—	73
Issuance of shares upon conversion of subordinated convertible notes payable	—	—	—	388
Derivative liability transferred to additional paid-in capital as a result of conversion of subordinated convertible notes payable	—	—	—	375
Warrants issued to consultants in conjunction with financing of MediaDefender acquisition	—	—	—	84
Common stock issued to consultants in conjunction with financing of MediaDefender acquisition	—	—	—	1,586
Cancellation of outstanding shares of treasury stock	—	—	—	—
Net income	—	(12,105)	—	(12,105)
Balance at December 31, 2005	$(19)	$(238,095)	$—	$(29,858)

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2004	2005
		(RESTATED)
Cash flows from operating activities:
Net income (loss)	$(3,311)	$(12,105)
Income (loss) from discontinued operations	2,248	(20,808)
Loss from continuing operations	(1,063)	(32,913)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	223	3,210
Provision for doubtful accounts	110	105
Stock-based compensation	7	73
Deferred income taxes	9	42
Adjustment as a result of reclassification of assets and liabilities of ARTISTdirect, LLC to assets and liabilities of discontinued operations held for disposal	9	—
Change in assets and liabilities, net of effect from acquisition of MediaDefender:
(Increase) decrease in -
Accounts receivable	(574)	(510)
Finished goods inventory	34	(165)
Prepaid expenses and other current assets	59	64
Income taxes refundable	—	(1,211)
Other Assets	(5)	(1)
Increase (decrease) in -
Accounts payable	323	333
Accrued expenses	261	410
Accrued interest payable	—	607
Change in fair value of warrant liability	—	10,735
Change in fair value of derivative liability	—	20,403
Deferred revenue	(9)	320
Other	—	22
Net cash provided by (used in) continuing operations	(625)	1,524
Net cash used in discontinued operations	(2,848)	(38)
Net cash provided by (used in) operating activities	(3,473)	1,486

Cash flows from investing activities:
Purchases of property and equipment	(55)	(303)
Proceeds from sale of interest in ARTISTdirect Records, LLC	—	115
Acquisition of MediaDefender	—	(42,500)
Costs incurred in MediaDefender acquisition	—	(1,115)
Cash acquired in connection with MediaDefender acquisition, net of adjustments and amount due to ADI	—	435
Sale/maturity of short-term investments, net	1,012	—

Net cash provided by (used in) investing activities	957	(43,368)

Cash flows from financing activities:
Proceeds from senior and subordinated debt financings	—	45,000
Payments for deferred financing costs	—	(1,025)
Increase (decrease) in restricted cash	175	(184)
Net cash provided by discontinued operations –
Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC during the year ended December 31, 2004 and two months ended February 28, 2005	2,778	37

Net cash provided by financing activities	2,953	43,828

Cash and cash equivalents:
Net increase	437	1,946
Balance at beginning of year	719	1,156
Balance at end of year	$1,156	$3,102

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
	2004	2005
		(RESTATED)
Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$—	$657
Income taxes	$—	$1,637

Non-cash investing and financing activities:
Issuance of subordinated convertible note payable to placement agent	$—	$1,460
Issuance of warrants to holders of senior secured notes payable	$—	$1,983
Issuance of warrants to holders of subordinated convertible notes payable	$—	$1,134
Issuance of embedded derivatives to holders of subordinated convertible notes payable	$—	$10,534
Issuance of common stock to directors as consulting fee in conjunction with MediaDefender acquisition	$—	$1,586
Issuance of warrants to directors as consulting fee in conjunction with MediaDefender acquisition	$—	$84
Issuance of shares upon conversion by subordinated convertible note payable	$—	$388
Derivative liability transferred to additional paid-in capital as a result of conversion of subordinated convertible notes payable	$—	$375
Issuance of warrants to placement agent for senior secured notes payable	$—	$176
Issuance of warrants to placement agent for senior secured notes payable and subordinated convertible notes payable	$—	$1,077
Guaranteed payments to MediaDefender management accounted for as non-compete agreements	$—	$1,050
Accrued expenses related to MediaDefender acquisition	$—	$160
Assets acquired in MediaDefender transaction, excluding cash and intercompany payable:
Assets acquired	$—	$4,458
Liabilities assumed	$—	$734
Customer relationships	$—	$2,264
Proprietary technology	$—	$7,602
Goodwill	$—	$31,085

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

RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the year ended December 31, 2005 and the quarterly information as shown in Note 21.  The Company’s determination to restate these financial statements was made after discussions with the Securities and Exchange Commission regarding the accounting for embedded derivatives contained in various instruments issued by the Company in July 2005 in conjunction with its acquisition of MediaDefender, as required under Financial Accounting Standards Board (“FASB”) Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and related Emerging Issues Task Force (“EITF”)  Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“ETIF 00-19”).

The Subordinated Convertible Debentures (“Sub-debt”) issued in conjunction with the financing of the MediaDefender acquisition (as described in Note 9) has a combination of attributes, most notably, conversion features, registration rights and other aspects which were identified as embedded derivatives and are treated as liabilities as described in Note 9.

In addition to the adjustment for the embedded derivatives associated with the subordinated convertible notes, an initial valuation of the warrants issued in conjunction with the senior and subordinated debentures (“Warrants”) issued in connection with the acquisition of MediaDefender have been revalued at inception (see Note 9).

A summary of the significant adjustments recorded to restate the financial statements as of and for the year ended December 31, 2005 is presented below.  The restatement did not have an impact on the Company’s cash flows for the year ended December 31, 2005.

(a)                                  The initial fair value of the derivative liability was bifurcated from the Sub-Debt Notes and was recorded as a discount to the Sub-Debt Notes, and was amortized to interest expense over the life of the related debt.

(b)                                 The derivative liability was revalued at each quarter end, with the resulting change in fair value reflected in the statement of operations.

(c)                                  The initial fair value of the warrants issued in the Senior Financing and the Sub-Debt Financing was revised, resulting in revisions to deferred financing costs and debt discount amounts, and in the related amortization of such amounts to operations.

(d)                                 The warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing were revalued at each quarter end, with the resulting change in fair value reflected in the statement of operations.

(e)                                  The pro rata portion of warrant liability and derivative liability associated with the conversion of the sub-debt into common stock was transferred to additional paid-in capital.

The following table presents the impact of the restatement on the effected balance sheet categories at December 31, 2005 (amounts in thousands):

	As Previously Reported	Restatement Adjustments	Adjustment Legend	As Restated

Deferred financing costs	$3,063	$237	(c)	$3,300
Warrant liability	3,260	11,844	(c), (d)	15,104
Derivative liability	—	30,202	(a), (b)	30,202
Discount on senior secured notes payable	1,245	521	(c), (d)	1,766
Discount on subordinated convertible notes payable	774	9,494	(a), (b), (c)	10,268
Additional paid-in capital	207,832	375	(e)	208,207
Accumulated deficit	$(205,926)	$(32,169)	(a), (b), (c), (d)	$(238,095)

The following table presents the impact of the restatement on the statements of operations for the year ended December 31, 2005 (amounts in thousands):

	As Previously Reported	Restatement Adjustments	Adjustment Legend	As Restated

Income from operations	$1,397	$—		$1,397
Interest income	29	—		29
Interest expense	(1,517)	(1,356)	(a), (c)	(2,873)
Amortization of deferred financing costs	(373)	(29)	(c)	(402)
Change in fair value of warrant liability	—	(10,735)	(c), (d)	(10,735)
Change in fair value of derivative liability	—	(20,043)	(a), (b)	(20,043)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	(39)	(6)	(a), (c)	(45)
Loss from continuing operations before income taxes	(503)	(32,169)		(32,672)
Provision for income taxes	(241)	—		(241)
Income from discontinued operations	20,808	—		20,808
Net income (loss)	$20,064	$(32,169)		$(12,105)

Net income (loss) per share — basic	$5.06			$(3.05)
Net income (loss) per share — diluted	$1.45			$(3.05)

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

DERIVATIVE INSTRUMENTS

SFAS No. 133  as amended, requires all derivatives to be recorded on the balance sheet at fair value.  These derivatives, include embedded derivatives in our Convertible Subordinated Debentures (“Sub-debt”) and the associated warrants (“Warrants”) issued in connection with the MediaDefender acquisition financing, are separately valued and accounted for on the Company’s balance sheet. The bifurcated value of these obligations, as determined by an outside independent consultant as of July 28, 2005, was calculated using a lattice (binomial) valuation model.

In September 2000, the EITF issued EITF 00-19, which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. For the year ended December 31, 2005, the financial statements reflect the fair value of these Warrants and the Sub-debt embedded derivatives features on the Company’s balance sheet and the unrealized changes in the values of these warrants and derivatives in the Company’s consolidated statement of operations as “Change in Fair Value of Warrants and Derivative liability.”

The Company determined that the Sub-debt and the Warrants created derivative liabilities in accordance with EITF 00-19,  because share settlement of these Sub-debt and Warrants are not within the control of the Company as a result of the facts that: (1) the Company has an obligation to register the common stock underlying the Sub-debt and Warrants or is  required to make  payment of penalties each month until the shares are registered and must remain registered pursuant to an effective registration statement, and (2) the Sub-debt and Warrants contained dilution protection features, with no limit or cap on the number of shares that could be issued under the Sub-debt and Warrants.  Therefore, we could not conclude that we had sufficient authorized and unissued shares to issue the number of shares potentially issuable under the Sub-debt and Warrants.  As a result, we determined that these Sub-debt and Warrants should be treated as derivative liabilities in accordance with EITF 00-19.

The Sub-debt contains more than one embedded derivative feature required to be accounted for as assets or liabilities. The various embedded derivative features of the Sub-debt have been valued at the date of inception of the Sub-debt and at each reporting period thereafter.  The derivative features include: (1) the standard conversion feature of the debentures, (2) limitation on the conversion, and (3) the Company’s right to force conversion, as well as the reset feature and the obligation to maintain a continuously effective registration statement, among others.  The independent consultant valued all the significant features of the Sub-debt, however a determination was made by the Company, that with the exception of the above features, the remaining attributes offset and were immaterial.  The value of the derivative liabilities were bifurcated from the Sub-debt and the Company recorded a Derivative liability, with the initial carrying amount (as unamortized discount) of the related debenture as an additional discount to the Sub-debt liability. The unamortized discount is being amortized to interest expense over the life of the debenture.  Because of the Warrants contain certain registration rights, penalties and price resets the Warrants issued were also classified as derivatives and recorded as a Warrant liability.

Valuation of the Derivatives

The Company with the assistance of Independent valuation consultants valued the Embedded Derivatives within the Convertible Subordinated Debt Issued on July 28, 2005 using a Binomial Lattice Option Pricing Model. The model used the following assumptions for the original valuation and similar assumptions for each succeeding valuation:

•              Stock price: $1.43;

•              The Exercise/conversion price: $1.55

•              Terminal Time Period: convertible subordinated debt matures on July 2009 for a time of 3 years and 11 months.

•              Time Step: Period between each price movement (monthly)

•              Expected Return: 4.04%: The risk-free rates were based on the rate of treasury securities with the same term as the Convertible Subordinated Note as of the specified valuation date

•              Volatility: 55%

The warrants were valued using a Black Scholes option pricing model by the Company with the assistance of the Independent valuation consultants. The model used the following assumptions for the original valuation and similar assumptions for each succeeding valuation:

•              Stock price: $1.43;

•              The Senior warrants Exercise price: $2.00 / Sub-debt warrants Exercise price: $1.55

•              Time Period: Senior warrants 7 years / Sub-debt warrants 5 years

•              Expected Return: 4.04%: The risk-free rates were based on the rate of treasury securities with the same term as the warrants as of the specified valuation date

•              Volatility: 55%

DEFERRED FINANCING COSTS

Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, the fair value of warrants issued for legal fees and placement agent fees. Such costs are being deferred and amortized over the term of the related debt. Upon conversion of subordinated convertible notes payable into common stock, any related unamortized deferred financing costs are charged to operations.

DISCOUNT ON DEBT

Additional consideration in the form of warrants issued to lenders and placement agents was accounted for at fair value based on a report prepared by an independent valuation firm. The fair value of such warrants was recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt, with the offsetting entry being recorded as warrant liability on the balance sheet.  In addition to the warrants, pursuant to FAS 133 and EITF No. 00-19. the Company bifurcated the value of the embedded derivatives associated with the Sub-debt and booked a discount against the Sub-debt liability at the time of issuance.  The embedded derivative discount is being amortized to interest expense over the term of the debt.  Upon conversion of subordinated convertible notes payable into common stock, any related unamortized discount on debt is charged to operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, which includes cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, warrant liability and derivative liability approximate fair value because of the short maturity of these instruments.

NET INCOME (LOSS) PER COMMON SHARE

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“EPS”), as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, “Earnings Per Share.”  EITF Issue No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128 and provides guidance on how to determine whether a security should be considered a “participating security”. The Company has determined that the convertible subordinated notes issued in connection with the Media Defender acquisition (see Note 9) are a participating security as each note holder is entitled to receive dividends as if the note had converted into common stock on the record date and therefore has adopted the provisions of EITF Issue No. 03-6.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method.  Net losses can not be allocated to the subordinated convertible notes.  Diluted net income (loss) per share gives effect to all potentially dilutive securities, including stock options, senior and sub-debt warrants and convertible subordinated notes in the event the inclusion is dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share is as follows:

	Years Ended December 31,
	2004	2005
		(RESTATED)
Numerator:
Net loss, as reported	$(3,311)	$(12,105)

Allocation of net loss:
Basic:
Net loss applicable to convertible sub-debt notes	$—	$—
Net loss applicable to common stockholders	(3,311)	(12,105)

Net loss	$(3,311)	$(12,105)

Diluted:
Net loss applicable to sub-debt notes holders	$—	$—
Net loss applicable to common stockholders	(3,311)	(12,105)

Net loss	$(3,311)	$(12,105)
Denominator:
Weighted-average shares of common stock outstanding	3,502,117	3,969,145
Weighted-average shares attributable to subordinated notes	—	—
Less: Weighted-average number of unvested restricted common shares outstanding	—	—
Weighted-average number of common shares used in calculating basic net loss per common shares	3,502,117	3,969,145
Weighted-average number of shares issuable upon exercise of outstanding stock options based on the treasury stock method	—	—
Weighted-average number of shares issuable upon exercise of senior warrants, based on the treasury stock method	—	—
Weighted-average number of shares assuming conversion of subordinated notes, based on the as if converted method	—	—

Weighted-average number of common shares used in computing diluted net loss per common share	3,502,117	3,969,145

	Year Ended December 31,
	2004	2005
		(RESTATED)
Calculation of net loss per common share:
Basic:
Net loss applicable to common stockholders	$(3,311)	$(12,105)

Weighted-average number of common shares used in calculating basic net loss per common share	3,502,117	3,969,145
Net loss per share applicable to common stockholders:	$(0.94)	$(3.05)

Diluted:
Net loss applicable to common stockholders	$(3,311)	$(12,105)

Weighted-average number of common shares used in calculating diluted net loss per common share	3,502,117	3,969,145
Net loss per share applicable to common stockholders:	$(0.94)	$(3.05)

The Company has determined that the convertible subordinated notes are a participating security as each note holder is entitled to receive dividends as if the note had converted into common stock on the record date. The participatory shares are included in the weighted average as of the beginning of the period in calculating the basic weighted average shares outstanding. The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2004 and December 31, 2005 is based on the average of the closing price of the Company’s common stock during each respective period. The calculation of diluted loss per share excluded anti-dilutive conversion of subordinated convertible notes, stock options, senior and sub-debt warrants of approximately 23,769,149 shares and 1,159,000 shares of common stock for the years ended December 31, 2005 and 2004, since their effect would have been anti-dilutive.

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

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s pro forma information is as follows:

	Years Ended December 31,
	2004	2005
	(in thousands, except for share data)
		(RESTATED)
Net loss — as reported	$(3,311)	$(12,105)
Less: Stock-based employee compensation expense determined under fair value methods not charged to operations	(473)	(859)
Net loss — pro forma	$(3,784)	$(12,964)

Net loss per share — basic and diluted:
As reported	$(0.94)	$(3.05)
Pro forma	$(1.08)	$(3.27)

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

6.   DEFERRED FINANCING COSTS

Components of the Company’s deferred financing costs at December 31, 2005 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Write-off Related to Conversion of Subordinated Convertible Notes Payable into Shares of Common Stock	Net Carrying Amount
	(in thousands)
	(RESTATED)	(RESTATED)		(RESTATED)
Deferred financing costs related to subordinated convertible notes payable	$2,722	$291	$31	$2,400
Deferred financing costs related to senior secured notes payable	1,011	111	—	900
Total	$3,733	$402	$31	$3,300

Amortization expense of deferred financing costs for the next four succeeding years is as follows:

Years Ending December 31,	Amortization Expense
(in thousands)
(RESTATED)
2006	$928
2007	928
2008	928
2009	516
Total	$3,300

7.   ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RESERVE FOR SALES RETURNS

A summary of the activity with respect to the allowance for doubtful accounts is as follows:

	Years Ended December 31,
Continuing Operations	2004	2005
	(in thousands)

Balance, beginning of year	$88	$171
Provision for doubtful accounts	110	105
Amounts charged off	(27)	(99)
Balance, end of year	$171	$177

	Years Ended December 31,
Discontinued Operations	2004	2005
	(in thousands)

Balance, beginning of year	$55	$39
Provision for doubtful accounts	(16)	(39)
Balance, end of year	$39	$—

A summary of the activity with respect to the reserve for sales returns is as follows:

	Years Ended December 31,
Continuing Operations	2004	2005
	(in thousands)

Balance, beginning of year	$12	$—
Amounts charged off	(12)	—
Balance, end of year	$—	$—

	Years Ended December 31,
Discontinued Operations	2004	2005
	(in thousands)

Balance, beginning of year	$255	$199
Provision for sales returns	597	—
Reclassification to accrued expenses	—	(48)
Adjustment attributable to ARTISTdirect Records, LLC	—	(109)
Amounts charged off	(653)	(30)
Balance, end of year	$199	$12

8.   ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2004	2005
	(in thousands)
Accrued cost of sales	$239	$265
Accrued compensation and related	124	670
Accrued professional fees	180	467
Accrued business and property taxes	250	168
Accrued rent	224	—
Other accrued expenses	257	353
Total accrued expenses	$1,274	$1,923

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

The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. In addition, not later than ninety days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined, to prepay the principal amount of the Senior Notes, which the Company has determined to be $390,000 and has been shown as a current liability at December 31, 2005. The Company was not in compliance with certain of these financial covenants at December 31, 2005. On April 7, 2006, the lenders provided waivers with respect to such events of default under the Notes and amended their loan documents such that the warrant liability and any change thereto in future periods (as described below) will not affect future covenant and excess cash flow calculations. The investors provided waivers with respect to any past technical default of the financial covenants related to the accounting treatment of the above-referenced warrant liability booked in accordance with FAS No.133 and EITF 00-19.  However, the waiver provided does not extend to the embedded derivative liabilities associated with the Sub-debt, which resulted in this restatement (see Note 22. Subsequent events).

In addition, the investors received five year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”). The Senior warrants were valued at $1,982,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt.

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

The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio. The Company was not in compliance with certain of these financial covenants at December 31, 2005. On April 7, 2006, the lenders provided waivers with respect to such events of default under the Notes and amended their loan documents such that the warrant liability and any change thereto in future periods (as described below) will not affect future covenant calculations.  The investors provided waivers with respect to any past technical default of the financial covenants related to the accounting treatment of the above-referenced warrant liability booked in accordance with FAS No.133 and EITF 00-19.  However, the waiver provided does not extend to the embedded derivative liabilities associated with the Sub-debt, which resulted in this restatement (see Note 22. Subsequent events).

In addition, the Sub-Debt Financing investors received five year warrants to purchase up to 1,596,774 shares of common stock at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”). The Sub-debt warrants were valued at $1,133,710 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.

The subordinated convertible debentures (“Sub-debt”) in addition to containing certain registration rights which required the Company to file and maintain effective a registration statement with SEC covering the shares of common stock underlying the debt and the associated warrants, also has other conversion features which in accordance with FASB No.133 and EITF 00-19, and SEC rules requires the Company to value these warrants and rights as embedded derivatives (“derivatives”).  The bifurcated value of these obligations, as determined by an independent consultant as of July 2005, was calculated using a lattice (binomial) valuation model.  The Company recorded $10,534,000 as a derivative liability along with an associated discount against the liability equal to the initial valuation as of July 2005.  The discount is amortized over the original term of the underlying Sub-debt notes (48 months) as interest expense.  The Company is also required to revalue this derivative liability at the end of each reporting period.  In accordance with EITF 00-19, the fair value of the derivatives will be adjusted to reflect any changes in the fair value of the derivatives from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  If the fair value of the derivatives is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent reporting date, the Company will record non-operating, non-cash income.

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

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued to Broadband a Sub-Debt Note in the amount of $1,460,500 (in addition to the $30 million referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share. The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors. The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing. The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The Broadband warrants were valued at $1,077,024 as of July 2005, based on a valuation report prepared by an independent valuation firm. The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued Libra Warrant Shares to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Shares”). The warrants were issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above. The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above. The Libra Warrant Shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The Libra Warrant Shares were valued at $175,750 as of July 2005, based on a valuation report prepared by an independent valuation firm. The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.

The Senior warrants, Sub-Debt warrants, Broadband warrants and Libra Warrant Shares collectively (“Warrants”) contain certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the Warrants.  In accordance with FAS 133 and EITF 00-19 the fair value of the warrants, as determined by an independent consultant as of July 2005, was calculated by using the Black-Scholes method.  The Company recorded a Warrant liability as well as associated deferred financing costs and additional paid in capital of $4,369,000 equal to the initial valuation as of July 2005.  These costs will be amortized over the term of the associated notes to interest expense and amortization of deferred financing costs as other (expense) on the statement of operations.  The carrying value of the Warrants will be adjusted to reflect any changes in the fair value of the warrants from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  Any change in fair value will be recorded as a non-operating, non-cash income or expense at each reporting date.  If the fair value of warrants is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the warrants is lower at the subsequent reporting date, the Company will record non-operating, non-cash income.  The fair value of these warrants was determined, at the inception date, utilizing the Black-Scholes model.

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

	Years Ended December 31,
	2004	2005
	(in thousands)
		(RESTATED)
Net revenue	$15,665	$20,637

Net loss	$(37,120)	$(35,222)

Net loss per common share – basic and diluted	$(8.05)	$(7.64)

Weighted average common shares outstanding	4,611,149	4,611,149

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

A summary of the assets and liabilities of ARTISTdirect Records, which were classified as discontinued operations on ADI’s balance sheets at December 31, 2004 and February 28, 2005, is as follows:

	December 31, 2004	February 28, 2005
	(in thousands)
Assets
Current assets
Cash	$—	$—
Property and equipment, net	16	15
Total assets – discontinued operations	16	15

Liabilities
Current liabilities
Bank overdraft	2	—
Accounts payable and accrued expenses	399	421
Net liability to BMG	8,862	8,866
Current portion of bridge notes payable -
Outside investors	1,136	1,198
Minority investor — Ted Field	836	1,821
Total current liabilities	11,235	12,306
Non-current liabilities
Loan due to BMG	5,498	5,558
Non-current portion of bridge notes payable -
Outside investors	—	—
Minority investor – Ted Field	2,037	1,273
Total liabilities — discontinued operations	18,770	19,137

Members’ deficit	$(18,754)	$(19,122)

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

	December 31,
	2004	2005
	(in thousands)

Liabilities
Current liabilities
Net liability to BMG	$41	$12
Net liability to GC Music	—	88
Accounts payable and accrued expenses	49	49
Reserve for product returns	60	—
Total current liabilities	150	149
Total liabilities – discontinued operations	150	149
Net deficit	$(150)	$(149)

A summary of the operations of the iMusic record label for the years ended December 31, 2004 and 2005 is as follows:

	Years Ended December 31,
	2004	2005
	(in thousands)

Net revenue	$(136)	$—
Cost of revenue	(1)	—
Gross profit (loss)	(135)	—
Operating expenses:
Sales and marketing	2	—
Total operating expenses	2	—
Net loss	$(137)	$—

14. INCOME TAXES

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2004	2005
	(in thousands)
Current:
Federal	$—	$158
State	—	40
	$—	$198

Deferred:
Federal	$—	$12
State	—	31
	—	43
Total	$—	$241

Income taxes differ from the amount computed using a tax rate of 35% as a result of the following:

	Years Ended December 31,
	2004	2005
	(in thousands)
		(RESTATED)
Computed expected tax expense (benefit)	$(1,145)	$(4,105)
State and local income taxes, net of federal income tax benefit	19	25
Amortization of non-cash financing costs	648	1,108
Adjustments to deferred tax assets	2,058	6,688
Permament adjustments caused by warrant and derivative liabilities	—	10,641
Other	20	25
	1,600	14,382
Valuation allowance	(1,600)	(14,141)
Total income tax expense	$—	$241

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

In December 2005, subordinated convertible notes payable aggregating $387,500 were converted into 250,000 shares of common stock. As a result, related deferred financing costs and debt discount costs aggregating $45,000 were charged to operations.

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

A summary of stock option activity under the Artist Plan during the years ended December 31, 2004 and 2005 is as follows:

Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2003	23,874	$83.15
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding at December 31, 2004	23,874	83.15
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding at December 31, 2005	23,874	$83.15

The following table summarizes information regarding options outstanding and options exercisable under the Artist Plan at December 31, 2005:

	Options Outstanding and Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$40.00	13,499	0.66	$40.00
$139.28	10,375	1.20	$139.28
$40.00-$139.28	23,874	0.89	$83.15

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

Future payments under employment agreements are as follows:

Years Ending December 31,
(in thousands)
2006	$1,414
2007	$1,264
2008	$1,264
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

	Years Ended December 31,
	2004	2005
	(in thousands)

Net Revenue:
E-commerce	$2,994	$2,665
Media	2,149	5,297
Anti-piracy services	—	6,009
	$5,143	$13,971
Adjusted EBITDA:
E-commerce	$293	$157
Media	789	2,198
Anti-piracy services	—	3,851
	1,082	6,206
Corporate	(1,944)	(2,969)
	$(862)	$3,237

	Years Ended December 31,
	2004	2005
	(in thousands)
		(RESTATED)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$(862)	$3,237
Stock-based compensation	(7)	(73)
Depreciation	(223)	(205)
Amortization of intangible assets	—	(1,562)
Amortization of deferred financing costs	—	(402)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable into common stock	—	(45)
Interest income	29	29
Interest expense, including amortization of discount on debt of $1,486	—	(2,873)
Change in fair value to warrant liability	—	(10,735)
Change in fair value to derivative liability	—	(20,043)
Provision for income taxes	—	(241)
Loss from discontinued operations -
– ARTISTdirect Records, LLC	(2,111)	(271)
– iMusic record label	(137)	—
Gain from sale of ARTISTdirect Records, LLC	—	21,079
Net income (loss)	$(3,311)	$(12,105)

Assets as of December 31, 2004 and 2005 are summarized as follows:

	December 31,
	2004	2005
	(in thousands)

Assets:
Corporate	$1,313	$4,963
E-commerce	314	941
Media	772	1,931
Anti-piracy services	—	46,934
Discontinued operations	14	—
	$2,413	$54,769

Assets by segment are those assets used in or employed by the operations of each segment. Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	Year Ended December 31, 2004
	(in thousands, except for share data)

Net revenue	$963	$1,180	$1,365	$1,635	$5,143
Gross profit	178	456	567	390	1,591

Loss from continuing operations	(489)	(452)	(93)	(29)	(1,063)
Loss from discontinued operations	(223)	(214)	(435)	(1,376)	(2,248)
Net loss	$(712)	$(666)	$(528)	$(1,405)	$(3,311)

Net loss per common share - basic and diluted:
From continuing operations	$(0.14)	$(0.13)	$(0.03)	$(0.01)	$(0.30)
From discontinued operations	(0.06)	(0.06)	(0.12)	(0.39)	(0.64)
Total	$(0.20)	$(0.19)	$(0.15)	$(0.40)	$(0.94)
Weighted average common shares outstanding - basic and diluted	3,502,117	3,502,117	3,502,117	3,502,117	3,502,117

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Year Ended December 31, 2005
	(in thousands, except for share data)
			(RESTATED)	(RESTATED)	(RESTATED)
Net revenue	$1,290	$3,169	$3,852	$5,660	$13,971
Gross profit	367	1,394	1,680	2,726	6,167

Income (loss) from continuing operations	(375)	604	(18,364)	(14,778)	(32,913)
Income from discontinued operations	20,808	—	—	—	20,808
Net income (loss)	$20,433	$604	$(18,364)	$(14,778)	$(12,105)

Net income (loss) per common share – basic:
From continuing operations	$(0.11)	$0.17	$(4.33)	$(3.20)	$(8.29)
From discontinued operations	5.94	0.00	0.00	0.00	5.24
Total	$5.83	$0.17	$(4.33)	$(3.20)	$(3.05)

Net income (loss) per common share – diluted:
From continuing operations	$(0.11)	$0.15	$(4.33)	$(3.20)	$(8.29)
From discontinued operations	5.94	0.00	0.00	0.00	5.24
Total	$5.83	$0.15	$(4.33)	$(3.20)	$(3.05)

Weighted average common shares outstanding:
Basic	3,502,117	3,502,117	4,241,472	4,611,149	3,969,145
Diluted	3,502,117	3,927,844	4,241,472	4,611,149	3,969,145

22. SUBSEQUENT EVENTS (UNAUDITED)

On January 30, 2006, the Company entered into a sub-lease agreement for new office facilities in Santa Monica, California through November 30, 2011, as described at Note 19.

During the period from January 1, 2006 through April 27, 2006, the Company issued 2,113,000 shares of common stock upon the conversion of $3,275,000 of subordinated convertible notes payable.

Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing (see Note 9) to amend their respective registration rights agreements and to amend and waive certain financial covenants contained in the various agreements underlying the Senior Financing and Sub-Debt Financing  In consideration thereof, the Company agreed to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share.  The amendments provided that any exercise of the aforementioned warrants at the reduced exercise price shall be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected by these amendments.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  The Company also agreed to utilize 25% of the net proceeds from the exercise of the warrants held by the investors in the Senior Financing to reduce the respective principal balances on the notes payable held by such exercising investors, and to pay any related unpaid accrued interest on such principal payments.

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

As previously reported on a Current Report on Form 8-K filed by the Company with the SEC on December 27, 2006, the Company’s Audit Committee determined that the Company would restate its previously issued financial statements for the annual period ended December 31, 2005 and the quarterly periods ended September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006.  As a result of the pending restatements, the Registration Statement on Form SB-2, as amended (Reg. No. 333-129626, (the “Form SB-2”)) has not been available for use by the holders of the underlying securities since December 21, 2006.  The financing documents governing the terms and conditions of the Senior and Sub-Debt Financing require the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder.

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

The below proforma table reflects the effect on the Consolidated Balance Sheet since the Senior and Subordinated Notes repayment is subject to acceleration or redemption and accordingly, are classified as a current liability:

	December 31,
	2005	2005
	(RESTATED)	Proforma
Assets
Current assets	8,727	8,727
Property and equipment, net	1,945	1,945
Other assets	44,097	44,097
Total Assets	$54,769	$54,769

Liabilities
Current liabilities	50,712	84,362
Long-term liabilities	33,914	264
Total Liabilities	84,626	84,626

Net shareholders’ deficiency	(29,857)	(29,857)

	$54,769	$54,769

In addition, the financing documents provide that while the registration statement remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original principal amount issued in the Senior Financing ($15,000,000), on a pro-rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original principal amount issued in the Sub-Debt Financing ($31,460,500), on a pro-rata basis.  These cash penalties are due and payable by the Company at the end of each 30-day period while the registration statement remains unavailable.  The first cash penalty payment was due on January 30, 2007, however the Company has not made any penalty payments.

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