Form 10QSB/A
period 2006-03-31
ARTISTDIRECT INC
filed 2007-04-19
CIK 1095079

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

ARTISTDIRECT, INC. AND SUBSIDIARIES

Explanatory Note

OVERVIEW. This Amendment on Form 10-QSB/A (the “Form 10-QSB/A”) to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on May 22, 2006 (the “Original Filing”), is being filed to restate our first quarter 2006 consolidated financial statements and other financial information as a result of changes in the accounting treatment of certain of the Company’s embedded derivatives contained in instruments issued by the Company in July, 2005 in connection with the MediaDefender acquisition.

The information contained in this Form 10-QSB/A, including the financial statements and notes thereto, amends Items 1, and 2 of Part I of our Original Filing, in each case to reflect only the adjustments described herein, and no other information in our Original Filing is amended hereby.  Except for the foregoing amended information, the Original Filing, as amended, continues to describe conditions as of May 22, 2006, the date of the Original Filing, and does not reflect events occurring after May 22, 2006, or modify or update those disclosures that may have been affected by subsequent events.

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

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except for share data)

	December 31,	March 31,
	2005	2006
		(Unaudited)
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$3,102	$3,569
Restricted cash	359	361
Accounts receivable, net of allowance for doubtful accounts of $177 at December 31, 2005 and $142 at March 31, 2006	3,667	3,954
Income taxes refundable	1,211	1,111
Finished goods inventory	303	402
Prepaid expenses and other current assets	85	129
Total current assets	8,727	9,526
Property and equipment	3,120	3,750
Less accumulated depreciation	(1,175)	(1,300)
Property and equipment, net	1,945	2,450
Other assets:
Intangible assets:
Customer relationships, net of accumulated amortization of $314 at December 31, 2005 and $503 at March 31, 2006	1,950	1,761
Proprietary technology, net of accumulated amortization of $1,056 at December 31, 2005 and $1,690 at March 31, 2006	6,546	5,912
Non-compete agreements, net of accumulated amortization of $193 at December 31, 2005 and $309 at March 31, 2006	1,191	1,075
Goodwill	31,085	31,085
Total intangible assets, net	40,772	39,833
Deferred financing costs, net of accumulated amortization of $433 at December 31, 2005 and $898 at March 31, 2006	3,300	2,834
Deposits	25	24
Total other assets	44,097	42,691
	$54,769	$54,667

	December 31,	March 31,
	2005	2006
		(Unaudited)
	(Restated)	(Restated)
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$911	$1,604
Accrued expenses	1,923	1,975
Accrued interest payable	607	802
Current portion of senior secured notes payable	390	455
Deferred revenue	377	291
Warrant liability	15,104	22,029
Derivative liability	30,202	39,238
Guaranteed payments to MediaDefender management	1,050	1,050
Liabilities of discontinued operations	149	96
Total current liabilities	50,713	67,540

Long-term liabilities:
Senior secured notes payable, net of discount of $1,766 at December 31, 2005 and $1,641 at March 31, 2006, less current portion	12,844	12,904
Subordinated convertible notes payable, net of discount of $10,268 at December 31, 2005 and $8,581 at March 31, 2006	20,806	19,372
Deferred rent	—	74
Deferred income taxes	264	263
Total long-term liabilities	33,914	32,613
Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value - Authorized - 5,000,000 shares Issued and outstanding - none	—	—
Common stock, $0.01 par value - Authorized - 60,000,000 shares Issued and outstanding – 4,861,149 shares at December 31, 2005 and 6,939,957 shares at March 31, 2006	49	70
Additional paid-in-capital	208,207	215,617
Deferred compensation	(19)	(1)
Accumulated deficit	(238,095)	(261,172)
Total stockholders’ equity (deficiency)	(29,858)	(45,486)
	$54,769	$54,667

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended March 31,
	2005	2006
	(Restated)	(Restated)
Net revenue:
E-commerce	$635	$539
Media	655	1,143
Anti-piracy services	—	3,591
Total net revenue	1,290	5,273
Cost of revenue:
E-commerce	793	555
Media	130	813
Anti-piracy services	—	1,716
Total cost of revenue	923	3,084
Gross profit	367	2,189
Operating expenses:
Sales and marketing	37	261
General and administrative	695	1,747
Provision for doubtful accounts	14	16
Stock-based compensation	—	567
Total operating costs	746	2,591
Loss from operations	(379)	(402)
Other income (expense):
Interest income	4	2
Interest expense	—	(1,500)
Other income	—	53
Change in fair value of warrant liability	—	(6,925)
Change in fair value of derivative liability	—	(12,742)
Amortization of deferred financing costs	—	(223)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	(1,240)
Loss from continuing operations before income taxes	(375)	(22,977)
Provision for income taxes	—	100
Loss from continuing operations	(375)	(23,077)
Income from discontinued operations:
Loss from operations of ARTISTdirect Records, LLC	(271)	—
Gain from sale of interest in ARTISTdirect Records, LLC (substantially all non-cash) (Note 3)	21,079	—
Income from discontinued operations	20,808	—
Net income (loss)	$20,433	$(23,077)

Net income (loss) per common share – basic and diluted:
From continuing operations	$(0.11)	$(3.94)
From discontinued operations	5.94	—
Net income (loss)	$5.83	$(3.94)

Weighted average common shares outstanding – basic and diluted	3,502,117	5,857,520

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (Unaudited)

(amounts in thousands, except for share data)

						Total
	Common Stock		Additional Paid-In	Accumulated	Deferred	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Compensation	(Deficiency)
				(RESTATED)		(RESTATED)
Balance at January 1, 2006	4,861,149	$49	$208,207	$(238,095)	$(19)	$(29,858)
Fair value of stock options issued for consulting services	—	—	35	—	—	35
Fair value of stock options	—	—	514	—	—	514
Issuance of shares upon exercise of stock options	65,906	1	55	—	—	56
Issuance of shares upon conversion of subordinated convertible notes payable	2,012,902	20	3,100	—	—	3,120
Derivative liability transferred to additional paid-in capital as a result of sub-debt conversions	—	—	3,706	—	—	3,706
Amortization of deferred compensation	—	—	—	—	18	18
Net loss	—	—	—	(23,077)	—	(23,077)
Balance at March 31, 2006	6,939,957	$70	$215,617	$(261,172)	$(1)	$(45,486)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2005	2006
		(RESTATED)
Cash flows from operating activities:
Net income (loss)	$20,433	$(23,077)
Income from discontinued operations	(20,808)	—
Loss from continuing operations	(375)	(23,077)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	30	3,341
Provision for doubtful accounts and sales returns	13	(25)
Stock-based compensation	—	567
Deferred income taxes	—	1
Other income	—	(53)
Change in fair value of warrant liability	—	6,925
Change in fair value of derivative liability	—	12,742
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	139	(264)
Finished goods inventory	(207)	(99)
Prepaid expenses and other current assets	37	(44)
Income taxes refundable	—	100
Deposits	—	1
Increase (decrease) in -
Accounts payable	147	693
Accrued expenses	(118)	52
Accrued interest payable	—	195
Deferred revenue	—	(86)
Deferred rent	—	74
Net cash provided by (used in) continuing operations	(334)	1,043
Net cash used in discontinued operations	(38)	—
Net cash provided by (used in) operating activities	(372)	1,043

Cash flows from investing activities:
Purchases of property and equipment	(4)	(630)
Proceeds from sale of interest in ARTISTdirect Records, LLC	115	—
Net cash provided by (used in) investing activities	111	(630)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	56
Increase in restricted cash	(1)	(2)
Net cash provided by discontinued operations –
Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC during the two months ended February 28, 2005	37	—
Net cash provided by financing activities	36	54

	Three Months Ended March 31,
	2005	2006

Cash and cash equivalents:
Net increase (decrease)	(225)	467
Balance at beginning of period	1,156	3,102
Balance at end of period	$931	$3,569

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$—	$490
Income taxes	$—	$—

Non-cash investing and financing activities:
Issuance of shares upon conversion by subordinated convertible notes payable	$—	$3,120
Derivative liability transferred to additional paid-in capital as a result of sub-debt conversions	$—	$3,706

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

On February 28, 2005, the Company completed the sale of all of its interest in ARTISTdirect Recordings to Radar Records.  In accordance with Financial Accounting Standard Board (“FASB”), Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company determined that it complied with the provisions of SFAS No. 144 at December 31, 2004 with respect to the classification of the operations of ARTISTdirect Records as a discontinued operation.  Accordingly, the Company has accounted for its interest in ARTISTdirect Records as a discontinued operation for all periods presented, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.

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

Restatement of Financial Statements:

The Company has restated its financial statements as of and for the three months ended March 31, 2006. In addition, certain disclosures in Note 2 of the notes to the consolidated financial statements have been revised to reflect the restatement adjustments.  The Company’s determination to restate these financial statements was made after discussions with the Securities and Exchange Commission regarding the accounting for embedded derivatives contained in various instruments issued by the Company in July 2005 in conjunction with its acquisition of MediaDefender, as required under Financial Accounting Standards Board (“FASB”) Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and related Emerging Issues Task Force (“EITF”)  Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“ETIF 00-19”).

The subordinated convertible notes issued in conjunction with the Mediadefender acquisition (as described in Note 2) have a combination of attributes, most notably; warrants, conversion features, registration rights and other aspects which were identified as derivatives and are treated as a liability as described in Notes 2 and 9.

In addition to the adjustment for the embedded derivatives associated with the subordinated convertible notes, an initial valuation of the warrants issued in conjunction with the senior and subordinated notes (“Warrants”) issued in connection with the acquisition of MediaDefender have been restated and revalued at inception (see Note 2).

A summary of the significant adjustments recorded to restate the financial statements as of and for the three months ended March, 2006 is presented below.  The restatement did not have an impact on the Company’s cash flows for the three months ended March, 2006.

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

The following table presents the effect of the restatement on the balance sheet (dollars in thousands):

	March 31, 2006 (unaudited)
	As previously reported	Adjustments	Legend	As Restated

Deferred financing costs	2,624	210	(c)	2,834
Warrant liability	17,904	4,125	(c),(d)	22,029
Derivative liability	—	39,238	(a),(b)	39,238
Discount on senior secured notes payable	1,157	484	(c),(d)	1,641
Discount on subordinated convertible notes	641	7,940	(a),(b),(c)	8,581
Additional paid in capital	211,536	4,081	(e)	215,617
Accumulated deficit	(222,363)	(38,809)	(a),(b),(c),(d)	(261,172)

The following table summarizes the effect of the restatement on the statement of operations (dollars in thousands):

	Three Months Ended March 31, 2006 (unaudited)
	Previously Reported	Adjustments	Legend	As Restated
Operating (loss)	$(402)	$—		$(402)
Net interest (expense)	(823)	(675)	(a),(c)	(1,498)
Amortization of deferred financing costs	(207)	(16)	(c)	(223)
Write-off unamortized discount on debt and deferred financing costs due to conversion of Sub-debt	(314)	(926)	(a),(b),(c)	(1,240)
Change in value of warrants issued in connection with the Notes	(14,644)	7,719	(c),(d)	(6,925)
Change in value of derivative liability bifurcated from convertible subordinated notes	—	(12,742)	(a),(b)	(12,742)
Other Income	53			53
Net operating income (loss)	$(16,337)	$(6,640)		$(22,977)
Provision for income taxes	100			100
Net gain from sale of discontinued operations	—			—
Net income (loss)	$(16,437)	$(6,640)		$(23,077)

Net income loss per share-basic	$(2.81)			$(3.94)
Net income loss per share-diluted	$(2.81)			$(3.94)

Net Income (Loss) Per Common Share:

The Company calculates net income (loss) income per share in accordance with SFAS No. 128, Earnings Per Share (“EPS”), as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.  EITF Issue No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128 and provides guidance on how to determine whether a security should be considered a “participating security”. The Company has determined that the convertible subordinated notes are a participating security as each note holder is entitled to receive dividends as if the note had converted into common stock on the record date and therefore has adopted the provisions of EITF Issue No. 03-6.

Under the two-class method, basic net income (loss) income per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted net income (loss) income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method.  Net losses can not be allocated to the subordinated convertible notes.  Diluted net (loss) income per share gives effect to all potentially dilutive securities, including stock options, senior and sub-debt warrants and convertible subordinated notes in the event the inclusion is dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share is as follows:

	Three Months ended March 31,
	2005	2006
		(RESTATED)
Numerator:
Net Income (loss) income, as reported	$20,433	$(23,077)

Allocation of net income (loss):
Basic:
Net income (loss) applicable to convertible sub-debt notes	$—	$—
Net income (loss) applicable to common stockholders	20,433	(23,077)

Net income (loss)	$20,433	$(23,077)

Diluted:
Net income (loss) applicable to sub-debt notes holders	$—	$—
Net income (loss) applicable to common stockholders	20,433	(23,077)

Net income (loss)	$20,433	$(23,077)
Denominator:
Weighted-average shares of common stock outstanding	3,502,117	5,857,520
Weighted-average shares attributable to subordinated notes	—	—
Less: Weighted-average number of unvested restricted common shares outstanding	—	—
Weighted-average number of common shares used in calculating basic net (loss) income per common shares	3,502,117	5,857,520
Weighted-average number of shares issuable upon exercise of outstanding stock options based on the treasury stock method	—	—
Weighted-average number of shares issuable upon exercise of senior warrants, based on the treasury stock method	—	—
Weighted-average number of shares assuming conversion of subordinated notes, based on the as if converted method	—	—

Weighted-average number of common shares used in computing diluted net income (loss) per common share	3,502,117	5,857,520

Calculation of net income (loss) per common share:
Basic:
Net income (loss) applicable to common stockholders	$20,433	$(23,077)

Weighted-average number of common shares used in calculating basic net income (loss) per common share	3,502,117	5,857,520
Net income (loss) per share applicable to common stockholders:	$5.83	$(3.94)

Diluted:
Net income (loss) applicable to common stockholders	$20,433	$(23,077)

Weighted-average number of common shares used in calculating diluted net income (loss) per common share	3,502,117	5,857,520
Net income (loss) per share applicable to common stockholders:	$5.83	$(3.94)

The Company has determined that the convertible subordinated notes are a participating security as each note holder is entitled to receive dividends as if the note had converted into common stock on the record date.  The participatory shares are included in the weighted average as of the beginning of the period in calculating the basic weighted average shares outstanding.  The calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2006 and 2005 is based on the average of the closing price of the Company’s common stock during each respective period.  The calculation of diluted income (loss) per share excluded anti-dilutive conversion of subordinated convertible notes, stock options, senior and sub-debt warrants to the extent their effect would have been anti-dilutive.

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

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. For the three months ended March 31, 2006 the financial statements reflect the fair value of these Warrants and the Sub-debt embedded derivatives features on the balance sheet and the unrealized changes in the values of these warrants and derivatives in the consolidated statement of operations as “Change in fair value of Warrants and Derivative liability.”

The Company determined that the Sub-debt and the Warrants created derivative liabilities in accordance with EITF 00-19,  because share settlement of these Sub-debt and Warrants are not within the control of the Company as a result of the facts that: (1) the Company has an obligation to register the common stock underlying the Sub-debt and Warrants or is required to make payment of penalties each month until the shares are registered and must remain registered, and (2) the Sub-debt and Warrants contained dilution protection features, with no limit or cap on the number of shares that could be issued under the Sub-debt and Warrants.  Therefore, the Company could not conclude that it had sufficient authorized and unissued shares to issue the number of shares potentially issuable under the Sub-debt and Warrants.  As a result, it was determined that these Sub-debt and Warrants should be treated as derivative liabilities in accordance with EITF 00-19.

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

Valuation of the Derivatives

The Company with the help of valuation consultants valued the Embedded Derivatives within the Convertible Subordinated Debt Issued on July 28, 2005: using a Binomial Lattice Option Pricing Model. The model used the following assumptions for the original valuation and similar assumptions for each succeeding valuation:

•	•	Stock price: $1.43;
•	•	The Exercise/conversion price: $1.55
•	•	Terminal Time Period: convertible subordinated debt matures on July 2009 for a time of 3 years and 11 months.
•	•	Time Step: Period between each price movement (monthly)
•	•	Expected Return: 4.04%: The risk-free rates were based on the rate of treasury securities with the same term as the Convertible Subordinated Note as of the specified valuation date
•	•	Volatility: 55%

The warrants were valued using a Black Scholes option pricing model by the Company with the assistance of the valuation consultants. The model used the following assumptions for the original valuation and similar assumptions for each succeeding valuation:

•	•	Stock price: $1.43;
•	•	The Senior warrants Exercise price: $2.00 / Sub-debt warrants Exercise price: $1.55
•	•	Time Period: Senior warrants 7 years / Sub-debt warrants 5 years
•	•	Expected Return: 4.04%: The risk-free rates were based on the rate of treasury securities with the same term as the warrants as of the specified valuation date
•	•	Volatility: 55%

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

In September 2005, the Emerging Issues Task Force (“EITF”) tabled discussions with respect to Issue No. 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF 00-19” (EITF 05-04).  EITF 05-04 addresses the treatment of potential penalties, in the event that the Company fails to meet certain registration rights associated with the common stock underlying the Notes and Warrants.  As of March 31, 2006, the Company did not anticipate any registration issues and given the status of EITF 05-04, no registration penalties are reflected in the March 31, 2006 financial statements.

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

The subordinated convertible notes (“Sub-debt”) in addition to containing certain registration rights which required the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the debt and the associated warrants also has other conversion features which in accordance with FASB No.133, EITF 00-19 and SEC rules requires the Company to value these options and rights as Embedded Derivatives (“derivatives”).  The bifurcated value of these obligations, as determined by an independent consultant as of July 2005, was calculated using a lattice (binomial) valuation model.  The Company recorded $10,534,000 as a derivative liability along with an associated discount against the liability equal to the initial valuation as of July 2005.  The discount is amortized over the original term of the underlying Sub-debt notes (48 months) as interest expense.  The Company is also required to revalue this derivative liability at the end of each reporting period.   In accordance with EITF No. 00-19, the fair value of the derivatives will be adjusted to reflect any changes in the fair value of the derivatives from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  If the fair value of the derivatives is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent reporting date, the Company will record non-operating, non-cash income.

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

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued to Libra warrant shares to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant shares”).  The warrants were issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company would include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra Warrant shares were valued at $175,750, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.  See Note 9 for additional information with regard to these warrants subsequent to March 31, 2006.

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

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005.  On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.  Prior to the restatements, the Company was in compliance with these financial covenants at March 31, 2006.

As of March 31, 2006 and for the three months then ended, the calculation of the warrant liability was based on the fair value of the underlying common stock.  For the three months ended March 31, 2006, the Company recorded an aggregate (non-cash) charge to operations of $6,925,000 to reflect an increase in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.

A summary of warrant liability at December 31, 2005 and March 31, 2006 is presented below (amounts are in thousands):

	Warrant Liability at July 31, 2005	Warrant Liability at December 31, 2005	Increase in Warrant Liability for the three months ended March 31, 2006	Warrant Liability at March 31, 2006
		(Restated)	(Unaudited)	(Unaudited)
Senior Warrant Shares	$1,982	$7,150	$3,315	$10,465
Sub-Debt Warrant Shares	1,134	3,784	1,725	5,509
Broadband Sub-Debt Warrant Shares	1,077	3,595	1,638	5,233
Libra Warrant Shares	176	575	247	822
Total	$4,369	$15,104	$6,925	$22,029

During April 2006, as a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and of the Libra Warrant Shares (see “Recent Developments” under “Liquidity and Capital Resources — March 31, 2006” below), approximately $9,311,000 of the warrant liability of $22,029,000 included in current liabilities at March 31, 2006 will be reclassified to additional paid-in capital.

As part of the financing of the purchase of Mediadefender in July of 2005, the Company issued subordinated convertible debentures, which granted the holder certain rights and features.  The Company accounts for these rights under FAS No.133, EITF No. 00-19 and SEC rules, which require these options and rights be treated as embedded derivative financial instruments which are to be bifurcated from the debt agreement and accounted for as a derivative liability.   The Company engaged the services of an outside consultant to assist in the valuation of theses derivatives.  For the three months ended March 31, 2006, the Company recorded a non-operating (non-cash) charge to income of $12,742,000 to reflect an increase in derivative liability.  The fair values of these derivatives were determined utilizing a lattice (binomial) valuation model.

	Embeded Derivative Liability at July 31, 2005	Derivative Liability at December 31, 2005	Derivative liability transferred to additional paid-in capital due to sub- debt conversion March 31, 2006	Fair Value adjustment of derivative liability for the three months ended March 31, 2006	Derivative Liability at March 31, 2006
		(Restated)	(Unaudited)	(Unaudited)	(Unaudited)
Derivative Liability	$10,534	$30,202	$(3,706)	$12,742	$39,238

In accordance with EITF No. 00-19, the fair value of the derivatives, which were bifurcated from the Sub-debt notes issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as an Derivative liability and a discount is established and amortized over the term of the associated sub-debt, which is 48 months.  The amortization of the discount associated with the sub-debt is included in interest expense.   For the three months ended March 31, 2006, the Company amortized $623,000 of the derivative discount and wrote off an additional $897,000 of the discount as a result of conversions.  There was no derivative liability for the three months ended March 31, 2005.

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

Three Months Ended March 31, 2005
(RESTATED)
Net revenue	$4,014

Net loss	$(9,477)

Net loss per common share – basic and diluted	$(2.06)

Weighted average common Shares outstanding	4,611,149

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

During the three months ended March 31, 2006, the Company issued 2,012,902 shares of common stock upon the conversion of $3,120,000 of subordinated convertible notes payable.  As a result, a total of $1,240,000 was charged to operations during the three months ended March 31, 2006, consisting of deferred financing costs of $242,000, debt discount costs of $101,000 relating to the Senior and Subordinated convertible notes and $897,000 of the discount associated with the sub-debt related derivative liability.

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

This lease contains predetermined fixed increases in the minimum rental rate during the initial lease term.  The Company began to recognize the related rent expense on a straight-line basis on the effective date of the lease.  The Company records the difference between the amounts charged to expense and the rent paid as deferred rent on the Company’s balance sheet.

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

	Three Months Ended March 31,
	2005	2006

Net Revenue:
E-commerce	$635	$539
Media	655	1,143
Anti-piracy services	—	3,591
	$1,290	$5,273

Adjusted EBITDA:
E-commerce	$42	$(49)
Media	244	258
Anti-piracy services	—	2,237
	286	2,446
Corporate	(635)	(1,218)
	$(349)	$1,228

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA to Net Income (loss)	2005	2006
		(RESTATED)
Add (deduct):
Adjusted EBITDA per segments	$(349)	$1,228
Stock-based compensation	—	(567)
Depreciation	(30)	(124)
Amortization of intangible assets	—	(939)
Amortization of deferred financing costs	—	(223)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	(1,240)
Interest income	4	2
Interest expense, including amortization of discount on debt of $815	—	(1,500)
Other income		53
Change in the fair value of warrant liability	—	(6,925)
Change in the fair value of derivative liability	—	(12,742)
Provision for income taxes	—	(100)
Loss from discontinued operations of ARTISTdirect Records, LLC	(271)	—
Gain from sale of ARTISTdirect Records, LLC	21,079	—
Net income (loss)	$20,433	$(23,077)

Assets as of December 31, 2005 and March 31, 2006 are summarized below.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, prepaid expenses and deposits, computer equipment, leasehold improvements and certain intangible assets.  Amounts are presented in thousands.

	December 31, 2005	March 31, 2006
		(RESTATED)
Assets:
Corporate	$4,726	$4,569
E-commerce	941	976
Media	1,931	1,889
Anti-piracy services	47,171	47,233
	$54,769	$54,667

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

	March 31, 2006
	As Reported	Pro Forma
	(RESTATED)	(RESTATED)
Current assets	$9,526	$13,427
Property and equipment, net	2,450	2,450
Other assets, net	42,691	42,585
	$54,667	$58,462

Current liabilities	$67,540	$58,222
Long-term liabilities	32,613	31,107
Stockholders equity (deficiency), net	(45,486)	(30,867)
	$54,667	$58,462

As a result of the exercise of the warrants by certain of the Senior Financing investors and by Libra FE, LP in April 2006, approximately $9,311,000 of the warrant liability of $22,029,000 included in current liabilities at March 31, 2006 will be reclassified to additional paid-in capital.

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

The following pro forma condensed consolidated balance sheet as of March 31, 2006 gives effect to the reclassification effect in the event the Notes were to be accelerated.  The pro forma condensed consolidated balance sheet as of March 31, 2006 is unaudited.  Amounts are presented in thousands

	March 31, 2006
	As Reported	Pro Forma
	(RESTATED)	(RESTATED)
Current assets	$9,526	$9,526
Property and equipment, net	2,450	2,450
Other assets, net	42,691	42,402
	$54,667	$54,667

Current liabilities	$67,540	$99,816
Long-term liabilities	32,613	337
Stockholders equity (deficiency), net	(45,486)	(45,486)
	$54,667	$54,667

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

The Senior Financing investors also received five year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrants”).  The warrants were valued at $1,982,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt. See “Recent Developments” at “Liquidity and Capital Resources — March 31, 2006” for additional information with regard to these warrants subsequent to March 31, 2006.

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

The subordinated convertible notes (“Sub-debt”) in addition to containing certain registration rights which required the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the debt and the associated warrants also has other conversion features which in accordance with Financial Accounting Standards Board (“FASB”) Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and related Emerging Issues Task Force (“EITF”)  Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“ETIF 00-19”) and SEC rules requires the Company to value these options and rights as Embedded Derivatives (“derivatives”).  The bifurcated value of these obligations, as determined by an independent consultant as of July 2005, was calculated using a lattice (binomial) valuation model.  The Company recorded $10,534,000 as a derivative liability along with an associated discount against the liability equal to the initial valuation as of July 2005.  The discount is amortized over the original term of the underlying Sub-debt notes (48 months) as interest expense.  The Company is also required to revalue this derivative liability at the end of each reporting period.   In accordance with EITF No. 00-19, the fair value of the derivatives will be adjusted to reflect any changes in the fair value of the derivatives from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  If the fair value of the derivatives is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent reporting date, the Company will record non-operating, non-cash income.

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

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued to Broadband a Sub-Debt Note in the amount of $1,460,500 (in addition to the $30 million referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share (“Broadband warrants”).  .  The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors.  The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Broadband warrants were valued at $1,077,024, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.  See “Recent Developments” at “Liquidity and Capital Resources — March 31, 2006” for additional information with regard to these warrants subsequent to March 31, 2006.

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued to Libra warrant sharess to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Shares”).  The warrants were issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company would include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra Warrant shares were valued at $175,750, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.  See “Recent Developments” at “Liquidity and Capital Resources — March 31, 2006” for additional information with regard to these warrants subsequent to March 31, 2006.

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

As of March 31, 2006 and for the three months then ended, the calculation of the warrant liability was based on the fair value of the underlying common stock.  For the three months ended March 31, 2006, the Company recorded an aggregate (non-cash) charge to operations of $6,925,000 to reflect an increase in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.  A summary of warrant liability at December 31, 2005 and March 31, 2006 is presented below (amounts are in thousands):

	Warrant Liability at July 31, 2005	Warrant Liability at December 31, 2005	Increase in Warrant Liability for the three months ended March31, 2006	Warrant Liability at March 31, 2006
			(Unaudited)	(Unaudited)
		(RESTATED)	(RESTATED)	(RESTATED)
Senior Warrant Shares	$1,982	$7,150	$3,315	$10,465
Sub-Debt Warrant Shares	1,134	3,784	1,725	5,509
Broadband Sub-Debt Warrant Shares	1,077	3,595	1,638	5,233
Libra Warrant Shares	176	575	247	822
Total	$4,369	$15,104	$6,925	$22,029

During April 2006, as a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and of the Libra Warrant Shares (see “Recent Developments” under “Liquidity and Capital Resources — March 31, 2006” below), approximately $9,311,000 of the warrant liability of $22,029,000 included in current liabilities at March 31, 2006 will be reclassified to additional paid-in capital.

As part of the financing of the purchase of Mediadefender in July of 2005, the Company issued subordinated convertible debentures (“Sub-debt”), which granted the sub-debt holder certain rights and features.  The Company accounts for these rights under FAS.133, EITF 00-19 and SEC rules, which require these options and rights be treated as embedded derivative financial instruments which are to be bifurcated from the debt agreement and accounted for as a liability.  The Company engaged the services of an independent consultant to assist in the valuation of theses embedded derivatives.  For the three months ended March 31, 2006, the Company recorded a non-operating (non-cash) charge to income of $12,742,000 to reflect an increase in the fair value of the derivative liability. The fair values of these embedded derivatives were determined utilizing a lattice (binomial) valuation model.

	Embeded Derivative Liability at July 31, 2005	Derivative Liability at December 31, 2005	Derivative liability transferred to additional paid-in capital due to sub- debt conversion March 31, 2006	Fair Value adjustment of derivative liability for the three months ended March 31, 2006	Derivative Liability at March 31, 2006
			(Unaudited)	(Unaudited)	(Unaudited)
		(RESTATED)			(RESTATED)
Derivative Liability	$10,534	$30,202	$(3,706)	$12,742	$39,238

In accordance with EITF No. 00-19, the fair value of the derivatives, which were bifurcated from the Sub-debt notes issued in connection with the financing of the MediaDefender acquisition in July 2005 are recorded as an derivative liability and a discount is established and amortized over the term of the associated sub-debt, which is 48 months.  The amortization of the discount associated with the sub-debt liability is included in interest expense.   For the three months ended March 31, 2006, the Company amortized $623,000 of the derivative discount and wrote-off an additional $897,000 of the discount as a result of conversions.  There was no derivative liability for the three months ended March 31, 2005.

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

Pro Forma Information:

The following pro forma operating data presents the results of operations for the three months ended March 31, 2005, as if the acquisition had occurred on the first day of such period.  Discontinued operations, impairment losses and non-recurring items for such period are not included in pro forma information. The pro forma calculations assume that there were no principal payments on the Senior Notes nor additional conversions of the Sub-Debt Notes during 2005 and that there was constant change in the value of the warrants and derivatives as specified in FAS No.133, EITF 00-19 and SEC rules.  The Company engaged an independent consultant using the Black-Scholes model and utilizing a lattice (binomial) valuation method to determine the bifurcated values of these obligations.  The fair value adjustments of the warrant liability and derivative liability for the year were prorated evenly in each reporting period throughout the year, as if the acquisition had occurred on January 1st 2005 and the stock price of July 2005 the date of the acquisition was the stock price at January 1st 2005.

.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on such date, or of future results of operations.  Amounts are presented in thousands, except for share data.

Three Months Ended March 31, 2005
(RESTATED)
Net revenue	$4,014

Net loss	$(9,659)

Net loss per common share – basic and diluted	$(2.09)

Weighted average common Shares outstanding	4,611,149

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

The following table summarizes pro forma net revenue and Adjusted EBITDA by operating segment for the three months ended March 31, 2005.  A reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA is also provided.  Included in Pro Forma Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  The pro forma calculations assume that there were no principal payments on the Senior Notes nor additional conversions of the Sub-Debt Notes during 2005 and that there was constant change in the value of the warrants and derivatives liabilities as specified in FAS No.133, EITF 00-19 and SEC rules.

Amounts are presented in thousands.

Pro Forma	Three Months Ended March 31, 2005

Net Revenue:
E-commerce	$635
Media	655
Anti-piracy services	2,724
$4,014

Adjusted EBITDA:
E-commerce	$42
Media	244
Anti-piracy services	1,666
1,952
Corporate	(798)
$1,154

Pro Forma	(RESTATED)

Reconciliation of Adjusted EBITDA to Net Income (Loss)

Add (deduct):
Adjusted EBITDA per segments	$1,154
Depreciation	(112)
Amortization of intangible assets	(939)
Amortization of deferred financing costs	(240)
Interest income	8
Interest expense, including amortization of discount on debt of $887	(1,620)
Change in fair value of warrant liability	(2,683)
Change in fair value of derivative liability	(5,100)
Provision for income taxes	(127)
Net income (loss)	$(9,659)

For comparative purposes, the following table summarizes Pro Forma Net Revenue and Adjusted EBITDA by operating segment for the year ended December 31, 2005, by fiscal quarter.  A reconciliation of Pro Forma Net (Loss) to Pro Forma Adjusted EBITDA for the year ended December 31, 2005, by quarter, is also provided.  Included in Pro Forma Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  The pro forma calculations assume that there were no principal payments on the Senior Notes additional conversions of the Sub-Debt Notes during 2005 and that there was a constant change in the value of the warrants and derivatives liabilities as specified in FAS No.133, EITF 00-19 and SEC rules.

   Amounts are presented in thousands.

	Three Months Ended				Year Ended
Pro Forma	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005

Net revenue:
E-commerce	$635	$652	$603	$775	$2,665
Media	655	2,517	913	1,212	5,297
Anti-piracy services	2,724	2,901	3,377	3,673	12,675
	$4,014	$6,070	$4,893	$5,660	$20,637

Adjusted EBITDA:
E-commerce	$42	$65	$47	$3	$157
Media	244	1,240	251	463	2,198
Anti-piracy services	1,666	1,822	2,219	2,383	8,090
	1,952	3,127	2,517	2,849	10,445
Corporate	(798)	(822)	(675)	(1,055)	(3,350)
Total	$1,154	$2,305	$1,842	$1,794	$7,095

	Three Months Ended				Year Ended
Pro Forma	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005
	(RESTATED)	(RESTATED)	(RESTATED)	(RESTATED)	(RESTATED)
Reconciliation of Adjusted EBITDA to Net Income (Loss)
Add (deduct):
Adjusted EBITDA	$1,154	$2,305	$1,842	$1,794	$7,095
Stock-based compensation	—	(23)	(24)	(26)	(73)
Depreciation	(112)	(107)	(101)	(77)	(397)
Amortization of intangible assets	(939)	(939)	(938)	(933)	(3,749)
Amortization of deferred financing costs	(240)	(240)	(240)	(240)	(960)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	—	—	(45)	(45)
Interest income	8	15	13	11	47
Interest expense	(733)	(743)	(748)	(747)	(2,971)
Amortization of discount on debt	(887)	(887)	(887)	(887)	(3,548)
Fair value change to warrant liability	(2,683)	(2,684)	(2,684)	(2,684)	(10,735)
Fair value change to derivative liability	(5,100)	(5,101)	(5,101)	(5,101)	(20,403)
Provision for income taxes	(127)	(588)	(402)	(378)	(1,495)
Net (loss)	$(9,659)	$(8,992)	$(9,270)	$(9,313)	$(37,234)

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

In September 2005, the Emerging Issues Task Force (“EITF”) tabled discussions with respect to Issue No. 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF 00-19” (EITF 05-04).  EITF 05-04 addresses the treatment of potential penalties, in the event that the Company fails to meet certain registration rights associated with the common stock underlying the Notes and Warrants.  As of March 31, 2006, the Company did not anticipate any registration issues and given the status of EITF 05-04, no registration penalties are reflected in the March 31, 2006 financial statements.

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

Consolidated Statements of Operations
(amounts are in thousands)

	Three Months Ended March 31,
	2005		2006
	$	%	$	%
			(RESTATED)	(RESTATED)
Net revenue:
E-commerce	$635	49.2%	$539	10.2%
Media	655	50.8%	1,143	21.7%
Anti-piracy services	—	—%	3,591	68.1%
Total net revenue	1,290	100.0%	5,273	100.0%
Cost of revenue:
E-commerce	793	61.5%	555	10.5%
Media	130	10.1%	813	15.4%
Anti-piracy services	—	—%	1,716	32.5%
Total cost of revenue	923	71.6%	3,084	58.4%
Gross profit	367	28.4%	2,189	41.6%
Operating expenses:
Sales and marketing	37	2.9%	261	5.0%
General and administrative	695	53.9%	1,747	33.1%
Provision for doubtful accounts	14	1.0%	16	0.3%
Stock-based compensation	—	—%	567	10.8%
Total operating costs	746	57.8%	2,591	49.2%
Loss from operations	(379)	(29.4)%	(402)	(7.6)%
Interest income	4	0.3%	2	—%
Interest expense	—	—%	(1,500)	(28.5)%
Other income	—	—%	53	1.0%
Change in fair value of warrant liability	—	—%	(6,925)	(131.3)%
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	—%	(1,240)	(23.5)%
Change in fair value of derivative liability	—	—%	(12,742)	(241.6)%
Amortization of deferred financing costs	—	—%	(223)	(4.2)%
Loss from continuing operations before income taxes	(375)	(29.1)%	(22,977)	(435.7)%
Provision for income taxes	—	—%	100	1.9%
Loss from continuing operations	$(375)	(29.1)%	$(23,077)	(437.6)%

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

	Three Months Ended March 31,
	2005	2006

Net Revenue:
E-commerce	$635	$539
Media	655	1,143
Anti-piracy services	—	3,591
	$1,290	$5,273

Adjusted EBITDA:
E-commerce	$42	$(49)
Media	244	258
Anti-piracy services	—	2,237
	286	2,446
Corporate	(635)	(1,218)
	$(349)	$1,228

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA to Net Income (loss)	2005	2006
		(Restated)
Add (deduct):
Adjusted EBITDA	$(349)	$1,228
Stock-based compensation	—	(567)
Depreciation	(30)	(124)
Amortization of intangible assets	—	(939)
Amortization of deferred financing costs	—	(223)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	(1,240)
Interest income	4	2
Interest expense, including amortization of discount on debt of $815	—	(1,500)
Other income	—	53
Change in fair value of warrant liability	—	(6,925)
Change in fair value of derivative liability	—	(12,742)
Provision for income taxes	—	(100)
Loss from discontinued operations of ARTISTdirect Records, LLC	(271)	—
Gain from sale of ARTISTdirect Records, LLC	21,079	—
Net income (loss)	$20,433	$(23,077)

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

Interest Expense.  Interest expense for the three months ended March 31, 2006 of $1,500,000 relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of convertible notes payable issued in the Sub-Debt Financing, which bears interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005.  The Company did not have any interest expense for the three months ended March 31, 2005.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of discount on debt included in interest expense for the three months ended March 31, 2006 was $192,000.

In accordance with EITF No. 00-19, the fair value of the derivatives, which were bifurcated from the Sub-debt notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as an derivative liability and a discount was recorded against the underlying Sub-debt notes.  The discount is amortized over the term of the Sub-debt notes (48 months) as interest expense.   For the three months ended March 31, 2006, the Company amortized $623,000 of the Sub-debt discount and there was no derivative liability for the three months ended March 31, 2005.

Change in fair value to Warrant Liability.  In accordance with EITF No. 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any material changes in such liability.  As of March 31, 2006 and for the three months then ended, the calculation of the warrant liability was based on the fair value of the underlying common stock.  For the three months ended March 31, 2006, the Company recorded an aggregate (non-cash) charge to operations of $6,925,000 to reflect an increase in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.

Change in fair value of Derivative Liability.  In accordance with EITF No. 00-19, the fair value of the derivatives (“derivatives”), which were bifurcated from the senior notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as an derivative liability.  The carrying value of the derivatives is adjusted to reflect any changes in the fair value of the derivatives from the beginning of the reporting period to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  For the three months ended March 31, 2006, the Company recorded non-operating (non-cash) charge to income of $12,742,000 to reflect a increase in the derivative liability should the note holders be unable to exercise their rights and options.  There were no embedded derivative as of March 31, 2005 and accordingly no adjustment.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $223,000 for the three months ended March 31, 2006.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.  The Company did not have any amortization of deferred financing costs for the three months ended March 31, 2005.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Due to Conversion of Subordinated Convertible Notes Payable.  Deferred financing costs and debt discount costs aggregating $1,240,000 were charged to operations as a result of the conversion of subordinated convertible notes payable aggregating $3,120,000 into 2,012,902 shares of the Company’s common stock during the three months ended March 31, 2006.

Loss from Continuing Operations Before Income Taxes.  As a result of the aforementioned factors, the loss from continuing operations was $22,977,000 for the three months ended March 31, 2006, as compared to a loss from continuing operations of $375,000 for the three months ended March 31, 2005.

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

Net Income (Loss).  As a result of the aforementioned factors, the Company had a net loss of $23,077,000 for the three months ended March 31, 2006, as compared to net income of $20,433,000 for the three months ended March 31, 2005.

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

As of March 31, 2006 and December 31, 2005, the Company had $3,569,000 and $3,102,000 of unrestricted cash and cash equivalents, respectively.  At March 31, 2006, the Company had a working capital deficiency of $58,014,000 (including $22,029,000 of warrant liability and net derivative liability of $39,238,000), as compared to working capital deficiency of $41,986,000 at December 31, 2005 (including $15,104,000 of warrant liability and net derivative liability of $30,202,000).  Excluding the warrant and derivative liabilities, the Company’s working capital would have been $3,253,000 and $3,320,000 at March 31, 2006 and December 31, 2005, respectively.

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

As a result of the exercise of the warrants by certain of the Senior Financing investors and by Libra FE, LP in April 2006, approximately $9,311,000 of the warrant liability of $22,029,000 included in current liabilities at March 31, 2006 will be reclassified to additional paid-in capital.

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

	March 31, 2006
	As Reported	Pro Forma
	(Restated)	(Restated)
Current assets	$9,526	$13,427
Property and equipment, net	2,450	2,450
Other assets, net	42,691	42,585
	$54,667	$58,462

Current liabilities	$67,540	$58,222
Long-term liabilities	32,613	31,107
Stockholders equity (deficiency), net	(45,486)	(30,867)
	$54,667	$58,462

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

Off-Balance Sheet Arrangements.  At March 31, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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