Form 10QSB/A
period 2006-06-30
ARTISTDIRECT INC
filed 2007-04-19
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

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

Explanatory Note

OVERVIEW. This Amendment on Form 10-SBQ/A (the “Form 10-SBQ/A”) to our Quarterly Report on Form 10-SBQ/A for the quarter ended June 30, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on August 23, 2006 (the “Original Amended Filing”), is being filed to restate our second quarter 2006 consolidated financial statements and other financial information primarily as a result of changes in the accounting treatment of the embedded derivatives contained in debt instruments issued by the Company in July, 2005 in connection with the MediaDefender acquisition.

The information contained in this Form 10-SBQ/A, including the financial statements and notes thereto, amends Items 1, and 2 of Part I, and Items 2 of Part II of our Original Filing, in each case to reflect only the adjustments described herein, and no other information in our Original Filing is amended hereby.  Except for the foregoing amended information, the Original Filing, as amended, continues to describe conditions as of August 23, 2006, the date of the Original Filing, and does not reflect events occurring after August 23, 2006, or modify or update those disclosures that may have been affected by subsequent events.

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

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except for share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$5,679	$3,102
Restricted cash	362	359
Accounts receivable, net of allowance for doubtful accounts of $200 at June 30, 2006 and $177 at December 31, 2005	6,141	3,667
Income taxes refundable	920	1,211
Finished goods inventory	282	303
Prepaid expenses and other current assets	240	85
Total current assets	13,624	8,727
Property and equipment	3,943	3,120
Less accumulated depreciation	(1,436)	(1,175)
Property and equipment, net	2,507	1,945
Other assets:
Intangible assets:
Customer relationships, net of accumulated amortization of $691 at June 30, 2006 and $314 at December 31, 2005	1,573	1,950
Proprietary technology, net of accumulated amortization of $2,323 at June 30, 2006 and $1,056 at December 31, 2005	5,279	6,546
Non-compete agreements, net of accumulated amortization of $425 at June 30, 2006 and $193 at December 31, 2005	959	1,191
Goodwill	31,085	31,085
Total intangible assets, net	38,896	40,772
Deferred financing costs, net of accumulated amortization of $1,215 at June 30, 2006 and $433 at December 31, 2005	2,518	3,300
Deposits	25	25
Total other assets	41,439	44,097
	$57,570	$54,769

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
	(Restated)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,185	$911
Accrued expenses	2,021	1,923
Accrued interest payable	1,061	607
Current portion of senior secured notes payable	748	390
Deferred revenue	121	377
Warrant liability	8,967	15,104
Derivative liability	30,288	30,202
Guaranteed payments to MediaDefender management	1,050	1,050
Liabilities of discontinued operations	96	149
Total current liabilities	45,537	50,713

Long-term liabilities:
Senior secured notes payable, net of discount of $1,341 at June 30, 2006 and $1,766 at December 31, 2005, less current portion	11,218	12,844
Subordinated convertible notes payable, net of discount of $7,877 at June 30, 2006 and $10,268 at December 31, 2005	19,922	20,806
Deferred rent	184	—
Deferred income taxes	264	264
Total long-term liabilities	31,588	33,914
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value -
Authorized – 60,000,000 shares
Issued and outstanding – 9,995,369 shares at June 30, 2006 and 4,861,149 shares at December 31, 2005	100	49
Additional paid-in-capital	231,424	208,207
Deferred compensation	—	(19)
Accumulated deficit	(251,079)	(238,095)
Total stockholders’ equity	(19,555)	(29,858)
	$57,570	$54,769

See accompanying notes to condensed consolidated financial statements.

ARTIST direct, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Net revenue:
E-commerce	$715	$652	$1,254	$1,287
Media	1,222	2,517	2,365	3,172
Anti-piracy and redirect services	4,032	—	7,623	—
Total net revenue	5,969	3,169	11,242	4,459
Cost of revenue:
E-commerce	632	562	1,187	1,131
Media	588	1,213	1,401	1,567
Anti-piracy and redirect services	1,861	—	3,577	—
Total cost of revenue	3,081	1,775	6,165	2,698
Gross profit	2,888	1,394	5,077	1,761
Operating expenses:
Sales and marketing	259	40	543	77
General and administrative, including stock-based compensation of $516 and $23 for the three months ended June 30, 2006 and 2005, respectively, and $1,083 and $23 for the six months ended June 30, 2006 and 2005, respectively	2,482	756	4,789	1,465
Total operating costs	2,741	796	5,332	1,542
Income (loss) from operations	147	598	(255)	219
Other income (expense):
Interest income	29	6	31	10
Interest expense	(1,439)	—	(2,939)	—
Other income	—	—	53	—
Adjustment to warrant liability	3,968	—	(2,957)	—
Adjustment to derivative liability	8,741	—	(4,001)	—
Reduction in exercise price of warrants	(641)	—	(641)	—
Amortization of deferred financing costs	(211)	—	(434)	—
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(339)	—	(1,580)	—
Income (loss) from continuing operations before income taxes	10,255	604	(12,723)	229
Provision for income taxes	161	—	261	—
Income (loss) from continuing operations	10,094	604	(12,984)	229
Income from discontinued operations:
Loss from operations of ARTISTdirect Records, LLC	—	—	—	(271)
Gain from sale of interest in ARTISTdirect Records, LLC (substantially all non-cash)	—	—	—	21,079
Income from discontinued operations	—	—	—	20,808
Net income (loss)	$10,094	$604	$(12,984)	$21,037

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Net income (loss) per common share – basic:
From continuing operations	$0.37	$0.17	$(1.75)	$0.07
From discontinued operations	—	—	—	5.94
Net income (loss)	$0.37	$0.17	$(1.75)	$6.01

Net income (loss) per common share – diluted:
From continuing operations	$0.34	$0.15	$(1.75)	$0.06
From discontinued operations	—	—	—	5.70
Net income (loss)	$0.34	$0.15	$(1.75)	$5.76

Weighted average common shares outstanding:
Basic	8,990,595	3,502,117	7,423,760	3,502,117
Diluted	29,857,883	3,972,844	7,423,760	3,652,081

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(amounts in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated	Deferred	Total Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Equity
			(Restated)	(Restated)		(Restated)
Balance at December 31, 2005	4,861,149	$49	$208,207	$(238,095)	$(19)	$(29,858)
Fair value of stock options granted for consulting services	—	—	35	—	—	35
Fair value of stock options	—	—	1,029	—	—	1,029
Issuance of shares upon exercise of stock options	80,787	1	67	—	—	68
Issuance of shares upon exercise of warrants	2,940,531	29	5,183	—	—	5,212
Issuance of shares upon conversion of subordinated convertible notes payable	2,112,902	21	3,254	—	—	3,275
Derivative liability transferred to additional paid-in capital as a result of Sub-debt Conversions	—	—	3,915	—	—	3,915
Warrant liability transferred to additional paid-in capital as a result of exercise of warrants	—	—	9,311	—	—	9,311
Reduction in exercise price of warrants exercised by holders of senior secured notes payable			423	—	—	423
Amortization of deferred compensation	—	—	—	—	19	19
Net loss	—	—	—	(12,984)	—	(12,984)
Balance at June 30, 2006	9,995,369	$100	$231,424	$(251,079)	$—	$(19,555)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2006	2005
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(12,984)	$21,037
Income from discontinued operations	—	(20,808)
Income (loss) from continuing operations	(12,984)	229
Adjustments to reconcile net income (loss) from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	5,735	55
Provision for doubtful accounts and sales returns	34	112
Stock-based compensation	1,083	23
Other income	(53)	—
Change in fair value of warrant liability	2,957	—
Change in fair value of derivative liability	4,001	—
Reduction in exercise price of warrants	641	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(2,509)	(1,671)
Finished goods inventory	21	(114)
Prepaid expenses and other current assets	(155)	(13)
Income taxes refundable	291	—
Increase (decrease) in -
Accounts payable	274	854
Accrued expenses	98	28
Accrued interest payable	454	—
Deferred revenue	(256)	—
Deferred rent	184	—
Net cash used in continuing operations	(184)	(497)
Net cash used in discontinued operations	—	(38)
Net cash used in operating activities	(184)	(535)

Cash flows from investing activities:
Purchases of property and equipment	(823)	(40)
Proceeds from sale of interest in ARTISTdirect Records, LLC	—	115
Increase in deferred acquisition costs	—	(48)
Net cash provided by (used in) investing activities	(823)	27

Cash flows from financing activities:
Proceeds from exercise of stock options	68	—
Proceeds from exercise of warrants	5,212	—
Principal payments on senior secured notes payable	(1,693)	—
Increase in restricted cash	(3)	(2)
Net cash provided by discontinued operations –
Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC during the two months ended February 28, 2005	—	37
Net cash provided by financing activities	3,584	35

	Six Months Ended June 30,
	2006	2005

Cash and cash equivalents:
Net increase (decrease)	2,577	(473)
Balance at beginning of period	3,102	1,156
Balance at end of period	$5,679	$683

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$894	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Warrant liability transfered to additional paid-in capital as a result of exercise of warrants	$9,311	$—
Derivative liability transfered to additional paid-in capital as a result of conversions of Subordinated convertible notes	$3,915	$—
Subordinated convertible notes payable converted into common shares	$3,275	$—

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

Restatement of Financial Statements:

The Company has restated its financial statements as of and for the three and six months ended June 30, 2006.  In addition, certain disclosures in note 2 of the notes to the consolidated financial statements have been revised to reflect the restatement adjustments.  The Company’s determination to restate these financial statements was made after discussions with the Securities and Exchange Commission regarding the accounting for embedded derivatives contained in various instruments issued by the Company in July 2005 in conjunction with its acquisition of MediaDefender, as required under Financial Accounting Standards Board (“FASB”) Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and related Emerging Issues Task Force (“EITF”)  Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“ETIF 00-19”).

The subordinated convertible notes issued in conjunction with the Mediadefender acquisition (as described in Note 2 has a combination of attributes, most notably; warrants, conversion features, registration rights and other aspects which were identified as derivatives and are treated as a liability as described in Notes 2 and 9.

In addition to the adjustment for the embedded derivatives associated with the subordinated convertible notes, an initial valuation of the warrants issued in conjunction with the senior and subordinated notes (“Warrants”) issued in connection with the acquisition of MediaDefender have been restated and revalued at inception (see Note 2).

A summary of the significant adjustments recorded to restate the financial statements as of and for the six months ended June 30, 2006 is presented below.  The restatement did not have an impact on the Company’s cash flows for the six months ended June 30, 2006.

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

The following table presents the effect of the restatement on the balance sheet (dollars in thousands):

	June 30, 2006 (unaudited)
	As previously reported	Adjustments	Legend	As Restated

Deferred financing costs	2,337	181	(c)	2,518
Warrant liability	7,095	1,872	(c),(d)	8,967
Derivative liability	—	30,288	(a),(b)	30,288
Discount on senior secured notes payable	945	396	(c),(d)	1,341
Discount on subordinated convertible notes payable	591	7,286	(a),(b),(c)	7,877
Additional paid in capital	224,700	6,724	(e)	231,424
Accumulated deficit	(220,058)	(31,020)	(a),(b),(c),(d)	(251,078)

The following table summarizes the effect of the restatement on the statement of operations (dollars in thousands):

		Three Months Ended			Six Months Ended
		June 30, 2006			June 30, 2006
	Legend	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Operating income (loss)		$147	$—	$147	$(255)	$—	$(255)
Net interest income (expense)	(a),(c)	(771)	(639)	(1,410)	(1,593)	(1,315)	(2,908)
Amortization of deferred financing costs	(c)	(195)	(16)	(211)	(403)	(31)	(434)
Write-off unamortized discount on debt and deferred financing costs due to conversion of Sub-debt	(a),(c)	(223)	(116)	(339)	(537)	(1,043)	(1,580)
Change in value of warrants issued in connection with the Notes	(c),(d)	4,305	(337)	3,968	(10,339)	7,382	(2,957)
Change in value of derivative liability bifurcated from Sub-debt notes	(a),(b)	—	8,741	8,741	—	(4,001)	(4,001)
Reduction in exercise price of warrants	(c),(d)	(797)	156	(641)	(797)	156	(641)
Other Income		—		—	53		53
Net operating income (loss)		$2,466	7,789	$10,255	($13,871)	$1,148	($12,723)
Provision for income taxes		(161)	—	(161)	(261)	—	(261)
Net income (loss)		$2,305	$7,789	$10,094	($14,132)	$1,148	($12,984)

Net income (loss) per share-basic		$0.26		$0.37	($1.90)		($1.75)
Net income (loss) per share-diluted		$0.10		$0.34	($1.90)		($1.75)

Net Income (Loss) Per Common Share:

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

Under the two-class method, basic net (loss) per share is computed by dividing the net (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted net (loss) income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method.  Net loss can not be allocated to the subordinated convertible notes.  Diluted net (loss) per share gives effect to all potentially dilutive securities, including stock options, senior and sub-debt warrants and convertible subordinated notes in the event the inclusion is dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(RESTATED)		(RESTATED)
Numerator:
Net (loss), as reported	$10,094	$604	$(12,984)	$21,037

Allocation of net (loss) income:
Basic:
Net Income (loss) applicable to common stockholders	$3,368	$604	$(12,984)	$21,037
Net Income (loss) applicable to convertible sub-debt notes	6,726	—	—	—

Net Incom (loss)	$10,094	$604	$(12,984)	$21,037

Diluted:
Net Income (loss) applicable to common stockholders	$3,368	$604	$(12,984)	$21,037
Net Income (loss) applicable to convertible sub-debt notes	6,726	—	—	—

Net Income (loss)	$10,094	$604	$(12,984)	$21,037
Denominator:
Weighted-average shares of common stock outstanding	8,990,595	3,502,117	7,423,760	3,502,117
Weighted-average shares attributable to subordinated notes	17,951,687	—	—	—
Less: Weighted-average number of unvested restricted common shares outstanding	—	—	—	—
Weighted-average number of common shares used in calculating basic net Income (loss) income per common shares	26,942,282	3,502,117	7,423,760	3,502,117
Weighted-average number of shares issuable upon exercise of outstanding stock options based on the treasury stock method	2,915,601	470,727	—	149,964
Weighted-average number of shares issuable upon exercise of senior warrants, based on the treasury stock method	—	—	—	—
Weighted-average number of shares issuable upon exercise of Sub-debt warrants, based on the treasury stock method	—	—	—	—
Weighted-average number of shares assuming conversion of subordinated notes, based on the as if converted method	—	—	—	—

Weighted-average number of common shares used in computing diluted net (loss) income per common share	29,857,883	3,972,844	7,423,760	3,652,081

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(RESTATED)		(RESTATED)
Calculation of net income (loss) per common share:
Basic:
Net Income (loss) applicable to common stockholders	$3,368	$604	$(12,984)	$21,037

Weighted-average number of common shares used in calculating basic net (loss) per common share	8,990,595	3,502,117	7,423,760	3,502,117
Net Income (loss) per share applicable to common stockholders:	$0.37	$0.17	$(1.75)	$6.01

Diluted:
Net Income (loss) applicable to common stockholders	$10,094	$604	$(12,984)	$21,037

Weighted-average number of common shares used in calculating diluted net Income (loss) per common share	29,857,883	3,972,844	7,423,760	3,652,081

Net (loss) per share applicable to common stockholders:	$0.34	$0.15	$(1.75)	$5.76

The Company has determined that the convertible subordinated notes are a participating security as each note holder is entitled to receive dividends as if the note had converted into common stock on the record date.  The participatory shares are included in the weighted average as of the beginning of the period in calculating the basic weighted average shares outstanding.  The calculation of diluted weighted average common shares outstanding for the three months and six months ended June 30, 2006 and 2005 is based on the average of the closing price of the Company’s common stock during each respective period.  The calculation of diluted income (loss) per share excluded anti-dilutive conversion of subordinated convertible notes, stock options, senior and sub-debt warrants to the extent their effect would have been anti-dilutive.

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

A summary of stock option activity under the Company’s 1999 Employee Stock Option Plan for the six months ended June 30, 2006 is shown below.  Except for stock options for 2,750 shares previously granted under the Company’s 1999 Artist Stock Plan which expired during the six months ended June 30, 2006, theCompany did not have any activity under any of its other stock option plans during the six months ended June 30, 2006.

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

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. For the three and six months ended June 30, 2006 the financial statements reflect the fair value of these Warrants and the Sub-debt embedded derivatives features on the balance sheet and the unrealized changes in the values of these warrants and derivatives in the consolidated statement of operations as “Change in fair value of Warrants and Derivative liability.”

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

2.  ACQUISITION OF MEDIADEFENDER, INC. AND RELATED TRANSACTIONS

On July 28, 2005, the Company consummated the acquisition (the “Acquisition”) of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) entered into by and among the Company, ARTISTdirect Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MediaDefender.  Under the terms of the Merger Agreement, Merger Sub merged with and into MediaDefender, the separate corporate existence of Merger Sub ceased and MediaDefender survived as a wholly-owned subsidiary of the Company.  The stockholders of MediaDefender received aggregate consideration of $42.5 million in cash.  The amount of consideration paid by the Company upon the closing of the Acquisition was determined in arm’s-length negotiations among the parties thereto.  Prior to entering intothe agreement discussed above, there were no material relationships between or among the Company or any of its affiliates, officers or directors, or associates of any such officers or directors, on the one hand, and MediaDefender or any of its affiliates, officers or directors, or associates of any such officers or directors, on the other.

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

The Senior Financing investors also received five year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”).  The warrants were valued at $1,982,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt.  See Note 9 for additional information with regard to these warrants subsequent to June 30, 2006.

The subordinated convertible notes (“Sub-debt”) in addition to containing certain registration rights which required the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the debt and the associated warrants also has other conversion features which in accordance with FASB No.133, EITF 00-19 and SEC rules requires the Company to value these options and rights as Embedded Derivatives (“derivatives”).  The bifurcated value of these obligations, as determined by an independent consultant as of July 2005, was calculated using a lattice (binomial) valuation model.  The Company recorded $10,534,000 as a derivative liability along with an associated discount against the liability equal to the initial valuation as of July 2005.  The discount is amortized over the original term of the underlying Sub-debt notes (48 months) as interest expense.  The Company is also required to revalue this derivative liability at the end of each reporting period.   In accordance with EITF No. 00-19, the fair value of the derivatives will be adjusted to reflect any changes in the fair value of the derivatives from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  If the fair value of the derivatives is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent reporting date, the Company will record non-operating, non-cash income.  For the six months ended June 30, 2006, the Company recorded a non-operating (non-cash) charge to income of $85,000 to reflect an increase in Embedded derivative liability to arrive at the Company’s estimate of liquidated damages should the note holders be unable to exercise their rights and options.    The fair values of these embedded derivatives were determined utilizing the Black-Scholes model.

	Embeded Derivative Liability at July 31, 2005	Derivative Liability at December 31, 2005	Derivative liability transferred to additional paid-in capital due to sub- debt conversion June 30, 2006	Derivative valuation adjustment for the six months ended June 30, 2006	Derivative Liability at June 30, 2006
		(Restated)	(Unaudited)	(Unaudited)	(Unaudited)
Derivative Liability	$10,534	$30,202	$(3,915)	$4,001	$30,288

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005.  On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.  Prior to the restatement, the Company was in compliance with these financial covenants at June 30, 2006.

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

The Sub-Debt Financing investors also received five year warrants to purchase up to 1,596,774 shares of common stock at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”).  The warrants were valued at $1,133,710 as of July 2005 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.  See Note 9 for additional information with regard to these warrants subsequent to June 30, 2006.

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

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), the Company issued to Broadband a Sub-Debt Note in the amount of $1,460,500 (in addition to the $30 million referred to above) and warrants to purchase up to 1,516,935 shares of common stock with an exercise price of $1.55 per share (“Broadband Warrants”).    The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors.  The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Broadband Warrants were valued at $1,077,024 as of July 2005, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.  See Note 9 for additional information with regard to these warrants subsequent to June 30, 2006.

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

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued to Libra warrant shares to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant shares”).  The warrants were issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company would include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra Warrant shares were valued at $175,750 as of July 2005, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.  See Note 9 for additional information with regard to these warrants subsequent to June 30, 2006.

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

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005.  On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.  Prior to the restatement, the Company was in compliance with these financial covenants at June 30, 2006.

As of June 30, 2006 and for the six months then ended, the calculation of the warrant liability was based on the fair value of the underlying common stock.  For the six months ended June 30, 2006, the Company recorded an aggregate (non-cash) charge to operations of $2,957,000 to reflect an increase in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.  A summary of warrant liability at December 31, 2005 and June 30, 2006 is presented below (amounts are in thousands):

	Warrant Liability at December 31, 2005	Warrant liability adjustment caused by reduction in exercise price	Adjustment to Warrant Liability for the Six Months Ended June 30, 2006	Adjustment to Warrant Liability due to conversions for the Six Months Ended June 30, 2006	Warrant Liability at June 30, 2006
	(Restated)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Senior Warrant Shares	$7,150	$—	$2,352	$(8,506)	$996
Sub-Debt Warrant Shares	3,784	112	192	—	4,088
Broadband Sub-Debt Warrant Shares	3,595	105	183	—	3,883
Libra Warrant Shares		575	230	(805)	0
Total	$15,104	$217	$2,957	$(9,311)	$8,967

During April 2006, as a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and of the Libra Warrant Shares (see “Recent Developments” under “Liquidity and Capital Resources – June 30, 2006” below), approximately $9,311,000 of the warrant liability of $22,029,000 included in current liabilities at March 31, 2006 will be reclassified to additional paid-in capital.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Restated)	(Restated)
Net revenue	$6,070	$10,084

Net loss	$(7,850)	$(16,377)

Net loss per common share - basic and diluted	$(1.70)	$(3.55)

Weighted average common Shares outstanding	4,611,149	4,611,149

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

During the three months and six months ended June 30, 2006, the Company issued 100,000 shares and 2,112,902 shares of common stock, respectively, upon the conversion of $155,000 and $3,275,000 of subordinated convertible notes payable, respectively.  As a result, $339,000 was charged to operations during the three months ended June 30, 2006, consisting of related deferred financing costs of $106,000, write-off of derivative sub-debt contra-balance of $43,000 and debt discount costs of $190,000, and $1,580,000 was charged to operations during the six months ended June 30, 2006, consisting of related deferred financing costs of $349,000, write-off of derivative sub-debt contra-balance of $939,000 and debt discount costs of $292,000.

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

During April 2006, as a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and of the Libra Warrant Shares, $9,311,000 of the warrant liability at March 31, 2006 was reclassified to additional paid-in capital.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Revenue:
E-commerce	$715	$652	$1,254	$1,287
Media	1,222	2,517	2,365	3,172
Anti-piracy and redirect services	4,032	—	7,623	—
	$5,969	$3,169	$11,242	$4,459
Adjusted EBITDA:
E-commerce	$55	$65	$6	$107
Media	517	1,240	724	1,484
Anti-piracy and redirect services	2,558	—	4,795	—
	3,130	1,305	5,525	1,591
Corporate	(1,394)	(659)	(2,561)	(1,294)
	$1,736	$646	$2,964	$297

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$1,736	$646	$2,964	$297
Add (deduct):
Stock-based compensation	(516)	(23)	(1,083)	(23)
Depreciation	(136)	(25)	(260)	(55)
Amortization of intangible assets	(937)	—	(1,876)	—
Amortization of deferred financing costs	(211)	—	(434)	—
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(339)	—	(1,580)	—
Interest income	29	6	31	10
Interest expense, including amortization of discount on debt of $771 and $1,585 for the three months and six months ended June 30, 2006, respectively	(1,439)	—	(2,939)	—
Adjustment to warrant liability	3,968	—	(2,957)	—
Adjustment to embedded liability	8,741	—	(4,001)	—
Reduction in exercise price of warrants	(641)	—	(641)	—
Provision for income taxes	(161)	—	(261)	—
Other income	—	—	53	—
Loss from discontinued operations of ARTISTdirect Records, LLC	—	—	—	(271)
Gain from sale of ARTISTdirect Records, LLC	—	—	—	21,079
Net income (loss)	$10,094	$604	$(12,984)	$21,037

Assets as of December 31, 2005 and June 30, 2006 are summarized below.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, prepaid expenses and deposits, computer equipment, leasehold improvements and certain intangible assets.  Amounts are presented in thousands.

	June 30, 2006	December 31, 2005
	(Restated)	(Restated)
Assets:
Corporate	$7,764	$3,738
E-commerce	941	1,039
Media	1,931	2,986
Anti-piracy and redirect services	46,934	47,006
	$57,570	$54,769

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

The following pro forma condensed consolidated balance sheet as of June 30, 2006 gives effect to the reclassification effect in the event the Notes were to be accelerated.  The pro forma condensed consolidated balance sheet as of June 30, 2006 is unaudited.  Amounts are presented in thousands.

	June 30, 2006
	As Reported	Pro Forma
	(RESTATED)	(RESTATED)
Current assets	$13,624	$13,624
Property and equipment, net	2,507	2,507
Other assets, net	41,439	41,439
	$57,570	$57,570

Current liabilities	$45,537	$76,677
Long-term liabilities	31,588	448
Stockholders equity (deficiency), net	(19,555)	(19,555)
	$57,570	$57,570

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

The Senior Financing investors also received five year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrants”).  The warrants were valued at $1,982,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt. See “Recent Developments” at “Liquidity and Capital Resources — June 30, 2006” for additional information with regard to these warrants subsequent to June 30, 2006.

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

	Embeded Derivative Liability at July 31, 2005	Derivative Liability at December 31, 2005	Derivative liability transferred to additional paid-in capital due to sub- debt conversion June 30, 2006	Derivative valuation adjustment for the six months ended June 30, 2006	Derivative Liability at June 30, 2006
		(Restated)	(Unaudited)	(Unaudited)	(Unaudited)
Derivative Liability	$10,534	$30,202	$(3,915)	$4,001	$30,288

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

The Sub-Debt Financing investors also received five year warrants to purchase up to 1,596,774 shares of common stock at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”).  The warrants were valued at $1,133,710 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.  See “Recent Developments” at “Liquidity and Capital Resources – June 30, 2006” for additional information with regard to these warrants subsequent to June 30, 2006.

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

The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors.  The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Broadband warrants were valued at $1,077,024, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized over the term of the debt.  See “Recent Developments” at “Liquidity and Capital Resources – June 30, 2006” for additional information with regard to these warrants subsequent to June 30, 2006.

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued to Libra warrant sharess to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant Shares”).  The warrants were issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company would include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra Warrant shares were valued at $175,750, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.  See “Recent Developments” at “Liquidity and Capital Resources – June 30, 2006” for additional information with regard to these warrants subsequent to June 30, 2006.

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

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005.  On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.  Prior to the restatement, the Company was in compliance with these financial covenants at June 30, 2006.

As of June 30, 2006 and for the six months then ended, the calculation of the warrant liability was based on the fair value of the underlying common stock.  For the six months ended June 30, 2006, the Company recorded an aggregate (non-cash) charge to operations of $2,957,000 to reflect a net increase in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.

A summary of warrant liability at December 31, 2005 and June 30, 2006 is presented below (amounts are in thousands):

	Warrant Liability at December 31, 2005	Warrant liability adjustment caused by Reduction in exercise price	Net Adjustment to Warrant Liability for the Six Months Ended June 30, 2006	Adjustment to Warrant Liability due to conversions for the Six Months Ended June 30, 2006	Warrant Liability at June 30, 2006
	(Restated)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Senior Warrant Shares	$7,150	$—	$2,352	$(8,506)	$996
Sub-Debt Warrant Shares	3,784	112	192	—	4,088
Broadband Sub-Debt Warrant Shares	3,595	105	183	—	3,883
Libra Warrant Shares	575		230	(805)	—
Total	$15,104	$217	$2,957	$(9,311)	$8,967

During April 2006, as a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and of the Libra Warrant Shares, $9,311,000 of the warrant liability at March 31, 2006 was reclassified to additional paid-in capital.

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

During the three months and six months ended June 30, 2006, the Company issued 100,000 shares and 2,112,902 shares of common stock, respectively, upon the conversion of $155,000 and $3,275,000 of subordinated convertible notes payable, respectively.  As a result, $339,000 was charged to operations during the three months ended June 30, 2006, consisting of the write off of related derivative liability contra balance of $43,000, deferred financing costs of $106,000 and debt discount costs of $190,000, and $1,580,000 was charged to operations during the six months ended June 30, 2006, consisting of write off of related derivative liability of $939,000, deferred financing costs of $349,000 and debt discount costs of $292,000.

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

As a result of the aforementioned warrant exercise price reductions, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $641,000, consisting of $217,500 relating to the warrants held by the investors in the Sub-Debt Financing and $423,500 relating to the warrants held by the investors in the Senior Financing.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Restated)	(Restated)
Net revenue	$6,070	$10,084

Net loss	$(7,850)	$(16,377)

Net loss per common share – basic and diluted	$(1.70)	$(3.55)

Weighted average common Shares outstanding	4,611,149	4,611,149

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

The following table summarizes pro forma net revenue and Adjusted EBITDA by operating segment for the three months and six months ended June 30, 2005.  A reconciliation of Pro Forma Net Loss to Pro Forma Adjusted EBITDA is also provided.  Included in Pro Forma Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  The pro forma calculations assume that there were no principal payments on the Senior Notes or additional conversions of the Sub-Debt Notes during 2005 and that there was a constant change in the value of the warrants and embedded derivatives as specified in Financial Accounting Standards Board (FASB) Statement No.133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force (EITF) interpretations and SEC rules.

Amounts are presented in thousands.

Pro Forma	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net Revenue:
E-commerce	$652	$1,287
Media	2,517	3,172
Anti-piracy services	2,901	5,625
	$6,070	$10,084
Adjusted EBITDA:
E-commerce	$65	$107
Media	1,240	1,484
Anti-piracy services	1,822	3,488
	3,127	5,079
Corporate	(822)	(1,620)
	$2,305	$3,459

Pro Forma	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Restated)	(Restated)
Reconciliation of Adjusted EBITDA to Net Loss:
Adjusted EBITDA	$2,305	$3,459
Add (deduct):
Stock-based compensation	(23)	(23)
Depreciation	(107)	(219)
Amortization of intangible assets	(939)	(1,878)
Amortization of deferred financing costs	(100)	(200)
Interest income	15	23
Interest expense	(718)	(1,436)
Adjustment to warrant liability	(2,684)	(5,367)
Adjustment to derivative liability	(5,011)	(10,021)
Provision for income taxes	(588)	(715)
Net loss	$(7,850)	$(16,377)

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

	Three Months Ended				Year Ended
Pro Forma	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005

Net revenue:
E-commerce	$635	$652	$603	$775	$2,665
Media	655	2,517	913	1,212	5,297
Anti-piracy services	2,724	2,901	3,377	3,673	12,675
	$4,014	$6,070	$4,893	$5,660	$20,637

Adjusted EBITDA:
E-commerce	$42	$65	$47	$3	$157
Media	244	1,240	251	463	2,198
Anti-piracy services	1,666	1,822	2,219	2,383	8,090
	1,952	3,127	2,517	2,849	10,445
Corporate	(798)	(822)	(675)	(1,055)	(3,350)
Total	$1,154	$2,305	$1,842	$1,794	$7,095

	Three Months Ended				Year Ended
Pro Forma	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005
	(RESTATED)	(RESTATED)	(RESTATED)	(RESTATED)	(RESTATED)
Reconciliation of Adjusted EBITDA to Net Income (Loss)
Add (deduct):
Adjusted EBITDA	$1,154	$2,305	$1,842	$1,794	$7,095
Stock-based compensation	—	(23)	(24)	(26)	(73)
Depreciation	(112)	(107)	(101)	(77)	(397)
Amortization of intangible assets	(939)	(939)	(938)	(933)	(3,749)
Amortization of deferred financing costs	(100)	(100)	(101)	(100)	(401)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	—	—	(45)	(45)
Interest income	8	15	13	11	47
Interest expense	(718)	(718)	(719)	(718)	(2,873)
Adjustment to warrant liability	(2,683)	(2,684)	(2,684)	(2,684)	(10,735)
Adjustment to derivative liability	(5,010)	(5,011)	(5,011)	(5,011)	(20,043)
Provision for income taxes	(127)	(588)	(402)	(378)	(1,495)
Net (loss)	$(8,527)	$(7,850)	$(8,125)	$(8,167)	$(32,669)

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

In September 2005, the Emerging Issues Task Force (“EITF”) tabled discussions with respect to Issue No. 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF 00-19” (EITF 05-04).  EITF 05-04 addresses the treatment of potential penalties, in the event that the Company fails to meet certain registration rights associated with the common stock underlying the Notes and Warrants.  As of March 31, 2006, the Company did not anticipate any registration issues and given the status of EITF 05-04, no registration penalties are reflected in the June 30, 2006 financial statements.

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

Consolidated Statements of Operations

(amounts are in thousands)

	Three Months Ended June 30,
	2006		2005
	$	%	$	%
	(Restated)	(Restated)
Net revenue:
E-commerce	$715	12.0%	$652	20.6%
Media	1,222	20.5%	2,517	79.4%
Anti-piracy and redirect services	4,032	67.5%	—	—%
Total net revenue	5,969	100.0%	3,169	100.0%

Cost of revenue:
E-commerce	632	10.6%	562	17.7%
Media	588	9.8%	1,213	38.3%
Anti-piracy and redirect services	1,861	31.2%	—	—%
Total cost of revenue	3,081	51.6%	1,775	56.0%
Gross profit	2,888	48.4%	1,394	44.0%

Operating expenses:
Sales and marketing	259	4.3%	40	1.3%
General and administrative	2,482	41.6%	756	23.8%
Total operating costs	2,741	45.9%	796	25.1%
Income from operations	147	2.5%	598	18.9%

Interest income	29	0.5%	6	0.2%
Interest expense	(1,439)	(24.1)%	—	—%
Adjustment to warrant liability	3,968	66.4%	—	—%
Adjustment to derivative liability	8,741	146.4%
Reduction in exercise price of warrants	(641)	(10.7)%	—	—%
Amortization of deferred financing Costs	(211)	(3.5)%	—	—%
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(339)	(5.7)%	—	—%
Income from continuing operations before income taxes	10,255	171.8%	604	19.1%

Provision for income taxes	161	2.7%	—	—%
Income from continuing operations	$10,094	169.1%	$604	19.1%

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

	Three Months Ended June 30,
	2006	2005

Net Revenue:
E-commerce	$715	$652
Media	1,222	2,517
Anti-piracy and redirect services	4,032	—
	$5,969	$3,169

Adjusted EBITDA:
E-commerce	$55	$65
Media	517	1,240
Anti-piracy and redirect services	2,558	—
	3,130	1,305
Corporate	(1,394)	(659)
	$1,736	$646

	Three Months Ended June 30,
	2006	2005
	(Restated)
Reconciliation of Adjusted EBITDA to Net Income:
Adjusted EBITDA	$1,736	$646
Add (deduct):
Stock-based compensation	(516)	(23)
Depreciation	(136)	(25)
Amortization of intangible assets	(937)	—
Amortization of deferred financing costs	(211)	—
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(339)	—
Interest income	29	6
Interest expense, including amortization of discount on debt of $771 for the three months ended June 30, 2006	(1,439)	—
Adjustment to warrant liability	3,968	—
Adjustment to derivative liability	8,741	—
Reduction in exercise price of warrants	(641)	—
Provision for income taxes	(161)	—
Net income	$10,094	$604

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

Interest Expense.  Interest expense for the three months ended June 30, 2006 of $1,439,000 relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of convertible notes payable issued in the Sub-Debt Financing, which bear interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005.  The Company did not have any interest expense for the three months ended June 30, 2005.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of discount on debt included in interest expense for the three months ended June 30, 2006 was $178,000.

In accordance with EITF No. 00-19, the fair value of the embedded derivatives, which were bifurcated from the senior secured notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as an embedded liability and a contra-liability is established and amortized over the term of the associated note, which is 48 months.  The amortization of the contra liability associated with the Subordinated Convertible Notes is included in interest expense.   For the three months ended June 30, 2006, the Company amortized $593,000 of the contra-liability and there was no contra-liability amortization for the three months ended June 30, 2005.

Adjustment to Warrant Liability.  In accordance with EITF No. 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any material changes in such liability.

As of June 30, 2006 and for the three months then ended, the calculation of the warrant liability reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  For the three months ended June 30, 2006, the Company recorded a non-cash gain of $3,968,000 to reflect a decrease in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.

In accordance with EITF No. 00-19, the fair value of the embedded derivatives (“derivatives”), which were bifurcated from the subordinated notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as an contra liability to the associated notes.  The carrying value of the derivatives is adjusted to reflect any changes in the fair value of the derivative liability from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).   For the three months ended June 30, 2006, the Company recorded non-operating (non-cash) income of $8,741,000 to reflect a decrease in the Derivative liability should the note holders be unable to exercise their rights and options.  There were no embedded derivative as of June 30, 2005 and accordingly no adjustment.

Reduction in Exercise Price of Warrants.  Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing to amend their respective registration rights agreements and to amend and waive certain financial covenants.  In consideration thereof, the Company offered to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share on certain terms and conditions.  Any exercise of the aforementioned warrants at the reduced exercise price was required to be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  As a result of the aforementioned warrant exercise price reductions, during the three months ended June 30, 2006, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $641,000, consisting of $217,500 relating to the warrants held by the investors in the Sub-Debt Financing and $423,500 relating to the warrants held by the investors in the Senior Financing.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $211,000 for the three months ended June 30, 2006.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.  The Company did not have any amortization of deferred financing costs for the three months ended June 30, 2005.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Due to Conversion of Subordinated Convertible Notes Payable and Pay Down on Senior Secured Notes Payable.  Deferred financing costs and debt discount costs aggregating $339,000 were charged to operations as a result of the conversion of subordinated convertible notes payable and the exercise of warrants during the three months ended June 30, 2006.

Income from Continuing Operations Before Income Taxes.  As a result of the aforementioned factors, income from continuing operations was $10,255,000 for the three months ended June 30, 2006, as compared to income from continuing operations of $604,000 for the three months ended June 30, 2005.

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

Net Income (Loss).  As a result of the aforementioned factors, the Company had net income of $10,094,000 for the three months ended June 30, 2006, as compared to net income of $604,000 for the three months ended June 30, 2005.

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

Consolidated Statements of Operations

(amounts are in thousands)

	Six Months Ended June 30,
	2006		2005
	$	%	$	%
	(Restated)	(Restated)
Net revenue:
E-commerce	$1,254	11.1%	$1,287	28.9%
Media	2,365	21.0%	3,172	71.1%
Anti-piracy and redirect services	7,623	67.9%	—	—%
Total net revenue	11,242	100.0%	4,459	100.0%

Cost of revenue:
E-commerce	1,187	10.5%	1,131	25.4%
Media	1,401	12.5%	1,567	35.1%
Anti-piracy and redirect services	3,577	31.8%	—	—%
Total cost of revenue	6,165	54.8%	2,698	60.5%
Gross profit	5,077	45.2%	1,761	39.5%

Operating expenses:
Sales and marketing	543	4.8%	77	1.7%
General and administrative	4,789	42.6%	1,465	32.9%
Total operating costs	5,332	47.4%	1,542	34.6%
Income (loss) from operations	(255)	(2.2)%	219	4.9%

Interest income	31	0.3%	10	0.2%
Interest expense	(2,939)	(26.1)%	—	—%
Other income	53	0.5%	—	—%
Adjustment to warrant liability	(2,957)	(26.3)%	—	—%
Adjustment to derivative liability	(4,001)	(35.6)%
Reduction in exercise price of warrants	(641)	(5.7)%	—	—
Amortization of deferred financing Costs	(434)	(3.9)%
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(1,580)	(14.0)%	—	—%
Income (loss) from continuing operations before income taxes	(12,723)	(113.0)%	229	5.1%

Provision for income taxes	261	2.3%	—	—%
Income (loss) from continuing operations	$(12,984)	(115.3)%	$229	5.1%

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

	Six Months Ended June 30,
	2006	2005

Net Revenue:
E-commerce	$1,254	$1,287
Media	2,365	3,172
Anti-piracy and redirect services	7,623	—
	$11,242	$4,459

Adjusted EBITDA:
E-commerce	$6	$107
Media	724	1,484
Anti-piracy and redirect services	4,795	—
	5,525	1,591
Corporate	(2,561)	(1,294)
	$2,964	$297

	Six Months Ended June 30,
	2006	2005
	(Restated)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA	$2,964	$297
Add (deduct):
Stock-based compensation	(1,083)	(23)
Depreciation	(260)	(55)
Amortization of intangible assets	(1,876)	—
Amortization of deferred financing costs	(434)	—
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(1,580)	—
Interest income	31	10
Interest expense, including amortization of discount on debt of $1,585 for the six months ended June 30, 2006	(2,939)	—
Adjustment to warrant liability	(2,957)	—
Adjustment to derivative liability	(4,001)	—
Reduction in exercise price of warrants	(641)
Provision for income taxes	(261)	—
Other income	53	—
Loss from discontinued operations of ARTISTdirect Records, LLC	—	(271)
Gain from sale of ARTISTdirect Records, LLC	—	21,079
Net income (loss)	$(12,984)	$21,037

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

Interest Expense.  Interest expense for the six months ended June 30, 2006 of $2,939,000 relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of convertible notes payable issued in the Sub-Debt Financing, which bears interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005.  The Company did not have any interest expense for the six months ended June 30, 2005.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of discount on debt included in interest expense for the six months ended June 30, 2006 was $270,000.

In accordance with EITF No. 00-19, the fair value of the embedded derivatives, which were bifurcated from the sub-debt issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as an embedded liability and a contra-liability is established and amortized over the term of the associated note, which is 48 months.  The amortization of the contra derivative liability associated with the Sub-debt is included in interest expense.   For the six months ended June 30, 2006, the Company amortized $1,216,000 of the embedded derivative contra-liability and there was no contra-liability amortization for the six months ended June 30, 2005.

Adjustment to Warrant Liability.  In accordance with EITF No. 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any material changes in such liability.  As of June 30, 2006 and for the six months then ended, the calculation of the warrant liability reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  For the six months ended June 30, 2006, the Company recorded a non-cash charge of $2,957,000 to reflect an increase in warrant liability to arrive at the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.

Adjustment to Derivative Liability.  In accordance with EITF No. 00-19, the fair value of the embedded derivatives (“derivatives”), which were bifurcated from the subordinated convertible notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as a derivative liability.  The carrying value of the derivatives is adjusted to reflect any changes in the fair value of the derivatives from the beginning of the period to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).   For the six months ended June 30, 2006, the Company recorded non-operating (non-cash) charge to income of $4,001,000 to reflect an increase in the derivative liability should the note holders be unable to exercise their rights and options provided within the Sub-debt.  There were no embedded derivative as of June 30, 2005 and accordingly no adjustment.

Reduction in Exercise Price of Warrants.  Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing to amend their respective registration rights agreements and to amend and waive certain financial covenants.  In consideration thereof, the Company offered to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share on certain terms and conditions.  Any exercise of the aforementioned warrants at the reduced exercise price was required to be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  As a result of the aforementioned warrant exercise price reductions, during the six months ended June 30, 2006, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $641,000, consisting of $217,500 relating to the warrants held by the investors in the Sub-Debt Financing and $423,500 relating to the warrants held by the investors in the Senior Financing.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $434,000 for the six months ended June 30, 2006.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.  The Company did not have any amortization of deferred financing costs for the six months ended June 30, 2005.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Due to Conversion of Subordinated Convertible Notes Payable and Pay Down on Senior Secured Notes Payable.  Deferred financing costs and debt discount costs aggregating $1,580,000 were charged to operations as a result of the conversion of subordinated convertible notes payable and the exercise of warrants during the six months ended June 30, 2006.

Income (Loss) from Continuing Operations Before Income Taxes.  As a result of the aforementioned factors, the loss from continuing operations was ($12,723,000)for the six months ended June 30, 2006, as compared to income from continuing operations of $229,000 for the six months ended June 30, 2005.

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

Net Income (Loss).  As a result of the aforementioned factors, the Company had a net loss of ($12,984,000) for the six months ended June 30, 2006, as compared to net income of $21,037,000 for the six months ended June 30, 2005.

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

As of June 30, 2006 and December 31, 2005, the Company had $5,679,000 and $3,102,000 of unrestricted cash and cash equivalents, respectively.  At June 30, 2006, the Company had negative working capital of $31,913,000 primarily due to warrant and derivative liabilities of $39,254,000, as compared to negative working capital of $41,986,000 at December 31, 2005 primarily due to warrant and derivative liabilities of $45,306,000.  Excluding the warrant and derivative liabilities, working capital would have been $7,342,000 and $3,320,000 at June 30, 2006 and December 31, 2005, respectively.

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

Operating.  Net cash used in operating activities was $184,000 for the six months ended June 30, 2006, as compared to net cash used in operating activities of $535,000 for the six months ended June 30, 2005.  Net cash used in continuing operations was $184,000 for the six months ended June 30, 2006, as compared to net cash used in continuing operations of $497,000 for the six months ended June 30, 2005.  The increase in net cash used in operating activities in 2006 as compared to 2005 was primarily a result of an increase in accounts receivable.  Net cash used in discontinued operations for the six months ended June 30, 2005 was $38,000.  Discontinued operations did not generate or use any cash during the six months ended June 30, 2006.

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