Form 10QSB/A
period 2006-09-30
ARTISTDIRECT INC
filed 2007-04-19
CIK 1095079

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

Explanatory Note

OVERVIEW. This Amendment on Form 10-SBQ/A (the “Form 10-SBQ/A”) to our Quarterly Report on Form 10-SBQ/A for the quarter ended September 30, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on November 14, 2006 (the “Original Amended Filing”), is being filed to restate our third quarter 2006 consolidated financial statements, certain notes to our third quarter 2006 consolidated financial statements and other financial information to give effect to warrant and accounting treatment required for the Company’s Convertible Senior and Subordinated Notes (the “Notes”) issued in July, 2005 in connection with the Mediadefender acquisition.

The information contained in this Form 10-SBQ/A, including the financial statements and notes thereto, amends Items 1, and 2 of Part I, and Items 2 of Part II of our Original Filing, in each case to reflect only the adjustments described herein, and no other information in our Original Filing is amended hereby.  Except for the foregoing amended information, the Original Filing, as amended, continues to describe conditions as of November 14, 2006, the date of the Original Filing, and does not reflect events occurring after November 14, 2006, or modify or update those disclosures that may have been affected by subsequent events.

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

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except for share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
	Restated	(Restated)
Assets
Current assets:
Cash and cash equivalents	$5,879	$3,102
Restricted cash	363	359
Accounts receivable, net of allowance for doubtful accounts of $117 at September 30, 2006 and $177 at December 31, 2005	6,069	3,667
Income taxes refundable	383	1,211
Finished goods inventory	343	303
Prepaid expenses and other current assets	268	85
Total current assets	13,305	8,727

Property and equipment	4,075	3,120
Less accumulated depreciation	(1,581)	(1,175)
Property and equipment, net	2,494	1,945

Other assets:
Intangible assets:
Customer relationships, net of accumulated amortization of $880 at September 30, 2006 and $314 at December 31, 2005	1,384	1,950
Proprietary technology, net of accumulated amortization of $2,956 at September 30, 2006 and $1,056 at December 31, 2005	4,646	6,546
Non-compete agreements, net of accumulated amortization of $540 at September 30, 2006 and $193 at December 31, 2005	844	1,191
Goodwill	31,085	31,085
Total intangible assets, net	37,959	40,772
Deferred financing costs, net of accumulated amortization of $1,325 at September 30, 2006 and $433 at December 31, 2005	2,305	3,300
Deposits	21	25
Total other assets	40,285	44,097
	$56,084	$54,769

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(Restated)	(Restated)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,020	$911
Accrued expenses	1,891	1,923
Accrued interest payable	62	607
Current portion of senior secured notes payable	1,110	390
Deferred revenue	56	377
Warrant liability	7,829	15,104
Derivative liability	29,052	30,202
Guaranteed payments to MediaDefender management	1,050	1,050
Liabilities of discontinued operations	61	149
Total current liabilities	42,131	50,713

Long-term liabilities:
Senior secured notes payable, net of discount of $1,226 at September 30, 2006 and $1,766 at December 31, 2005, less current portion	10,971	12,844
Subordinated convertible notes payable, net of discount of $7,213 at September 30, 2006 and $10,268 at December 31, 2005	20,586	20,806
Deferred rent	200	—
Deferred income taxes	263	264
Total long-term liabilities	32,020	33,914

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value - Authorized – 60,000,000 shares
Issued and outstanding – 9,998,869 shares at September 30, 2006 and 4,861,149 shares at December 31, 2005	101	49
Additional paid-in-capital	232,072	208,207
Deferred compensation	—	(19)
Accumulated deficit	(250,240)	(238,095)
Total stockholders’ equity	(18,067)	(29,858)
	$56,084	$54,769

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Net revenue:
E-commerce	$663	$603	$1,917	$1,890
Media	1,572	913	3,937	4,085
Anti-piracy and redirect services	4,158	2,336	11,781	2,336
Total net revenue	6,393	3,852	17,635	8,311
Cost of revenue:
E-commerce	612	528	1,799	1,659
Media	709	575	2,110	2,143
Anti-piracy and redirect services	2,040	1,069	5,617	1,069
Total cost of revenue	3,361	2,172	9,526	4,871
Gross profit	3,032	1,680	8,109	3,440
Operating expenses:
Sales and marketing	296	185	839	262
General and administrative, including stock-based compensation of $652 and $24 for the three months ended September 30, 2006 and 2005, respectively, and $1,736 and $47 for the nine months ended September 30, 2006 and 2005, respectively	2,107	1,062	6,896	2,526
Total operating costs	2,403	1,247	7,735	2,788
Income from operations	629	433	374	652
Other income (expense):
Interest income	45	7	76	17
Interest expense	(1,472)	(1,131)	(4,411)	(1,131)
Other income	10	—	63	—
Adjustment to warrant liability	1,139	(5,546)	(1,818)	(5,546)
Adjustment to derivative liability	1,236	(11,627)	(2,765)	(11,627)
Reduction in exercise price of warrants	—	—	(641)	—
Amortization of deferred financing costs	(212)	(165)	(646)	(165)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	—	—	(1,580)	—
Income (loss) from continuing operations before income taxes	1,375	(18,029)	(11,348)	(17,800)
Provision for income taxes	536	336	797	336
Income (loss) from continuing operations	839	(18,365)	(12,145)	(18,136)
Income (loss) from discontinued operations:
Loss from operations of ARTISTdirect Records, LLC	—	—	—	(271)
Gain from sale of interest in ARTISTdirect Records, LLC (substantially all non-cash)	—	—	—	21,079
Income from discontinued operations	—	—	—	20,808
Net income (loss)	$839	$(18,365)	$(12,145)	$2,672

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss) per common share – basic:
From continuing operations	$0.03	$(4.33)	$(1.46)	$(2.13)
From discontinued operations	—	—	—	2.44
Net income (loss)	$0.03	$(4.33)	$(1.46)	$.31

Net income (loss) per common share – diluted:
From continuing operations	$0.03	$(4.33)	$(1.46)	$(2.04)
From discontinued operations	—	—	—	2.34
Net income (loss)	$0.03	$(4.33)	$(1.46)	$0.30

Weighted average common shares outstanding:
Basic	27,933,889	4,241,472	8,296,876	8,520,404
Diluted	30,543,558	4,241,472	8,296,876	8,908,090

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(amounts in thousands, except for share data)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Equity
			(Restated)	(Restated)		(Restated)
Balance at January 1, 2006	4,861,149	$49	$208,207	$(238,095)	$(19)	$(29,858)
Fair value of stock options granted for consulting services	—	—	35	—	—	35
Fair value of stock options	—	—	1,675	—	—	1,675
Issuance of shares upon exercise of stock options	84,287	2	69	—	—	71
Issuance of shares upon exercise of warrants	2,940,531	29	5,183	—	—	5,212
Issuance of shares upon conversion of subordinated convertible notes payable	2,112,902	21	3,254	—	—	3,275
Derivative liability transferred to additional paid-in capital as a result of Sub-debt Conversions	—	—	3,915	—	—	3,915
Warrant liability transferred to additional paid-in capital as a result of exercise of warrants	—	—	9,311	—	—	9,311
Reduction in exercise price of warrants exercised by holders of senior secured notes payable	—	—	423	—	—	423
Amortization of deferred compensation	—	—	—	—	19	19
Net loss	—	—	—	(12,145)	—	(12,145)
Balance at September 30, 2006	9,998,869	$101	$232,072	$(250,240)	$—	$(18,067)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2006	2005
	Restated	Restated
Cash flows from operating activities:
Net income (loss)	$(12,145)	$2,672
Loss from discontinued operations	—	(20,808)
Loss from continuing operations	(12,145)	(18,136)
Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	7,809	1,529
Provision for doubtful accounts and sales returns	(60)	60
Stock-based compensation	1,736	47
Deferred income taxes	(72)	9
Other income	(63)	—
Change in fair value of warrant liability	1,818	5,546
Change in fair value of embedded liability	2,765	11,627
Reduction in exercise price of warrants	641	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(2,342)	(433)
Finished goods inventory	(40)	(236)
Prepaid expenses and other current assets	(111)	(62)
Refundable income taxes	828	(303)
Deposits	4	(1)
Increase (decrease) in -
Accounts payable	109	230
Accrued expenses	(39)	(185)
Accrued interest payable	(545)	320
Deferred revenue	(321)	313
Deferred rent	200	—
Income taxes payable	(1)	(230)
Net cash provided by continuing operations	171	95
Net cash used in discontinued operations	(25)	(38)
Net cash provided by operating activities	146	57

Cash flows from investing activities:
Purchases of property and equipment	(955)	(211)
Proceeds from sale of interest in ARTISTdirect Records, LLC	—	115
Acquisition of MediaDefender	—	(42,500)
Costs incurred in MediaDefender acquisition	—	(774)
Cash acquired in connection with MediaDefender acquisition, net of adjustments and amount due to ADI	—	435
Net cash used in investing activities	(955)	(42,935)

Cash flows from financing activities:
Proceeds from senior and subordinated debt financings	—	45,000
Payments for deferred financing costs	—	(1,020)
Proceeds from exercise of stock options	71	—
Proceeds from exercise of warrants	5,212	—
Principal payments on senior secured notes payable	(1,693)	—
Increase in restricted cash	(4)	(3)
Net cash provided by discontinued operations —
Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC	—	37
Net cash provided by financing activities	3,586	44,014

	Nine Months Ended September 30,
	2006	2005

Cash and cash equivalents:
Net increase (decrease)	2,777	1,136
Balance at beginning of period	3,102	1,156
Balance at end of period	$5,879	$2,292

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$2,585	$199
Income taxes	$—	$860

Non-cash investing and financing activities:
Warrant liability transferred to additional paid-in capital as a result of exercise of warrants	$9,311	$—
Derivative liability transferred to additional paid-in capital as a result of sub-debt conversions	$3,915	$—
Subordinated convertible notes payable converted into common shares	$3,275	$—
Issuance of subordinated convertible note payable to placement agent	$—	$1,460
Issuance of warrants to holders of senior secured notes payable	$—	$1,983
Issuance of warrants to holders of subordinated convertible notes payable	$—	$1,134
Issuance of embedded derivatives to holders of subordinated convertible notes payable	$—	$10,534
Issuance of warrants to directors as consulting fee in conjunction with MediaDefender acquisition	$—	$84
Issuance of warrants to placement agent for senior secured notes payable	$—	$176
Issuance of warrants to placement agent for senior secured notes payable and subordinated convertible notes payable	$—	$1,077
Guaranteed payments to MediaDefender management accounted for as non-compete agreements	$—	$1,050
Accrued expenses related to MediaDefender acquisition	$—	$518

Assets acquired in MediaDefender transaction, excluding cash and intercompany payable:
Assets acquired	$—	$4,458
Liabilities assumed	$—	$734
Customer relationships	$—	$2,264
Proprietary technology	$—	$7,602
Goodwill	$—	$31,104

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

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSBA for the fiscal year ended December 31, 2005, as amended, as filed with the SEC.

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

Restatement of Financial Statements:

The Company has restated its financial statements as of and for the three and nine months ended September 30, 2006. In addition, certain disclosures in note 2 of the notes to the consolidated financial statements have been revised to reflect the restatement adjustments.  The Company’s determination to restate these financial statements was made after discussions with the Securities and Exchange Commission regarding the accounting for embedded derivatives contained in various instruments issued by the Company in July 2005 in conjunction with its acquisition of MediaDefender, as required under Financial Accounting Standards Board (“FASB”) Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and related Emerging Issues Task Force (“EITF”)  Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“ETIF 00-19”).

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

A summary of the significant adjustments recorded to restate the financial statements as of and for nine months ended September 30, 2006 is presented below.  The restatement did not have an impact on the Company’s cash flows for the nine months ended September 30, 2006.

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

The following table presents the effect of the restatement on the balance sheet (dollars in thousands):

	September 30, 2006 (unaudited)
	As previously reported	Adjustments	Legend	As Restated

Deferred financing costs	2,139	166	(c)	2,305
Warrant liability	6,209	1,620	(c),(d)	7,829
Derivative liability	0	29,052	(a),(b)	29,052
Discount on senior secured notes payable	864	362	(c),(d)	1,226
Discount on subordinated convertible notes	540	6,673	(a),(b),(c)	7,213
Additional paid-in capital	225,348	6,724	(e)	232,072
Accumulated deficit	(220,045)	(30,195)	(a),(b),(c),(d)	(250,240)

The following table summarizes the effect of the restatement on the statement of operations (dollars in thousands):

		Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Legend	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Operating income (loss)		$629	$—	$629	$374	$—	$374
Net interest income (expense)	(a),(c)	(780)	(647)	(1,427)	(2,373)	(1,962)	(4,335)
Amortization of deferred financing costs	(c)	(197)	(15)	(212)	(600)	(46)	(646)
Write-off unamortized discount on debt and deferred financing costs due to conversion of Sub-debt	(a),(c)	—	—	—	(537)	(1,043)	(1,580)
Change in value of warrants issued in connection with the Notes	(c),(d)	887	252	1,139	(9,452)	7,634	(1,818)
Change in value of derivative liability bifurcated from Sub-debt notes	(a),(b)	—	1,236	1,236	—	(2,765)	(2,765)
Reduction in exercise price of warrants	(c),(d)		—	—	(797)	156	(641)
Other Income		10		10	63		63
Net operating income (loss)		$549	826	$1,375	$(13,322)	$1,974	$(11,348)
Provision for income taxes		(536)	—	(536)	(797)	—	(797)
Net income (loss)		$13	$826	$839	$(14,119)	$1,974	$(12,145)

Net income (loss) per share-basic		$0.00		$.03	$(1.70)		$(1.46)
Net income (loss) per share-diluted		$0.00		$.03	$(1.70)		$(1.46)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(RESTATED)		(RESTATED)
Numerator:
Net Income (loss), as reported	$839	$(18,365)	$(12,145)	$2,672

Allocation of net (loss) income:
Basic:
Net Income (loss) applicable to common stockholders	$300	$(18,365)	$(12,145)	$1,492
Net Income (loss) applicable to convertible sub-debt notes	539	—	—	1,180

Net Incom (loss)	$839	$(18,365)	$(12,145)	$2,672

Diluted:
Net Income (loss) applicable to common stockholders	$347	$(18,365)	$(12,145)	$1,427
Net Income (loss) applicable to convertible sub-debt notes	492	—	—	1,245

Net Income (loss)	$839	$(18,365)	$(12,145)	$2,672
Denominator:
Weighted-average shares of common stock outstanding	9,998,869	4,241,472	8,296,876	3,762,110
Weighted-average shares attributable to subordinated notes	17,935,020	—	—	4,758,294
Less: Weighted-average number of unvested restricted common shares outstanding	—	—	—	—
Weighted-average number of common shares used in calculating basic net Income (loss) income per common shares	27,933,889	4,241,472	8,296,876	8,520,404
Weighted-average number of shares issuable upon exercise of outstanding stock options based on the treasury stock method	2,609,669	—	—	387,686
Weighted-average number of shares issuable upon exercise of senior warrants, based on the treasury stock method	—	—	—	—
Weighted-average number of shares issuable upon exercise of Sub-debt warrants, based on the treasury stock method	—	—	—	—
Weighted-average number of shares assuming conversion of subordinated notes, based on the as if converted method	—	—	—	—

Weighted-average number of common shares used in computing diluted net (loss) income per common share	30,543,558	4,241,472	8,296,876	8,908,090

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(RESTATED)		(RESTATED)
Calculation of net income (loss) per common share:
Basic:
Net Income (loss) applicable to common stockholders	$839	$(18,365)	$(12,145)	$2,672

Weighted-average number of common shares used in calculating basic net (loss) per common share	27,933,889	4,241,472	8,296,876	8,520,404
Net Income (loss) per share applicable to common stockholders:	$0.03	$(4.33)	$(1.46)	$0.31

Diluted:
Net Income (loss) applicable to common stockholders	$839	$(18,365)	$(12,145)	$2,672

Weighted-average number of common shares used in calculating diluted net Income (loss) per common share	30,543,558	4,241,472	8,296,876	8,908,090

Net Income (loss) per share applicable to common stockholders:	$0.03	$(4.33)	$(1.46)	$0.30

The Company has determined that the convertible subordinated notes are a participating security as each note holder is entitled to receive dividends as if the note had converted into common stock on the record date.  The participatory shares are included in the weighted average as of the beginning of the period in calculating the basic weighted average shares outstanding.  The calculation of diluted weighted average common shares outstanding for the three months and nine months ended September 30, 2006 and 2005 is based on the average of the closing price of the Company’s common stock during each respective period.  The calculation of diluted income (loss) per share excluded anti-dilutive conversion of subordinated convertible notes, stock options, senior and sub-debt warrants to the extent their effect would have been anti-dilutive.

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

Information with respect to the Company’s 2006 Equity Incentive Plan, which was approved by the Company’s shareholders on June 19, 2006 (see Note 5) is as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	shares	Price	Life

Options outstanding at June 30, 2006	—	$—
Granted	91,551	3.35
Exercised	—	—
Cancelled	—	—
Options outstanding at September 30, 2006	91,551	$3.35	4.77
Options exercisable at September 30, 2006	—	$3.35	4.77

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income (loss) – as reported	$(18,365)	$2,672
Less: Total stock-based compensation expense determined under the fair value method for all awards	(640)	(961)

Net income (loss) – pro forma	$(19,005)	$1,711

Net income (loss) per share – basic:
As reported	$(4.33)	$0.71
Pro forma	$(4.48)	$0.46

Net income (loss) per share – diluted:
As reported	$(4.33)	$0.71
Pro forma	$(4.48)	$0.46

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

Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value.  These derivatives include embedded derivatives in the Companys Convertible Subordinated Debentures (“Sub-debt”) and the associated warrants (“Warrants”) issued in connection with the MediaDefender acquisition financing, are separately valued and accounted for on our balance sheet. The bifurcated value of these obligations, as determined by an independent consultant as of July 28, 2005, was calculated using a lattice (binomial) valuation model.

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. For the three and nine months ended September 30, 2006 the financial statements reflect the fair value of these Warrants and the Sub-debt embedded derivatives features on the balance sheet and the unrealized changes in the values of these warrants and derivatives in the consolidated statement of operations as “Change in fair value of Warrants and Derivative liability.”

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

In September 2005, the Emerging Issues Task Force (“EITF”) tabled discussions with respect to Issue No. 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF 00-19” (EITF 05-04).  EITF 05-04 addresses the treatment of potential penalties, in the event that the Company fails to meet certain registration rights associated with the common stock underlying the Notes and Warrants.  As of September 30, 2006, the Company did not anticipate any registration issues and given the status of EITF 05-04, no registration penalties are reflected in the September 30, 2006 financial statements.

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

Concurrent with the consummation of the Acquisition, the Company completed a $15,000,000 senior secured debt transaction (the “Senior Financing”) and a $30,000,000 convertible subordinated debt transaction (the “Sub-Debt Financing”) (collectively “Notes”).  Legal fees paid or reimbursed by the Company for services provided by the respective legal counsels for the lenders were recorded as a charge to deferred financing costs and are being amortized over the terms of the related debt.

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

The subordinated convertible notes (“Sub-debt”) in addition to containing certain registration rights which required the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying the debt and the associated warrants also has other conversion features which in accordance with FASB No.133, EITF 00-19 and SEC rules requires the Company to value these options and rights as Embedded Derivatives (“derivatives”).  The bifurcated value of these obligations, as determined by an independent consultant as of July 2005, was calculated using a lattice (binomial) valuation model.  The Company recorded $10,534,000 as a derivative liability along with an associated discount against the liability equal to the initial valuation as of July 2005.  The discount is amortized over the original term of the underlying Sub-debt notes (48 months) as interest expense.  The Company is also required to revalue this derivative liability at the end of each reporting period.  The fair value of the derivatives will be adjusted to reflect any changes in the fair value of the derivatives from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).  If the fair value of the derivatives is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent reporting date, the Company will record non-operating, non-cash income  For the nine months ended September 30, 2006, the Company recorded a net non-operating (non-cash) charge of $2,765,000 to reflect a decrease in the derivative liability to arrive at the Company’s estimate of liquidated damages should the note holders be unable to exercise their rights and options.    The fair values of these embedded derivatives were determined using a lattice (binomial) valuation model.

SEPTEMBER 30, 2006
			Three months ended	Nine months ended
	Derivative Liability at July 31, 2005	Derivative Liability at December 31, 2005	Valuation adjustment of derivative liability	Derivative liability transferred to additional paid-in capital due to sub- debt conversion	Valuation adjustment of derivative liability	Balance Derivative Liability
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Derivative Liability	$10,534	$30,202	$1,236	$(3,915)	$2,765	$29,052

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

The Senior Financing investors also received five year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”).  The warrants were valued at $1,982,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt.  See Note 9 for additional information with regard to these warrants subsequent to September 30, 2006.

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

The Sub-Debt Financing investors also received five year warrants to purchase up to 1,596,774 shares of common stock at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”).  The warrants were valued at $1,133,710 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.  See Note 5 for additional information with regard to these warrants subsequent to September 30, 2006.

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

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued to Libra warrant shares to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant shares”).  The warrants were issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company would include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra Warrant shares were valued at $175,750, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.  See Note 5 for additional information with regard to these warrants subsequent to September 30, 2006.

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

For the three months and nine months ended September 30, 2006, the Company recorded a non-cash gain (expense) of $1,139,000 and ($1,818,000), respectively, to reflect the change in warrant liability.  The calculation of warrant liability reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  The net adjustment to warrant liability for the nine months ended September 30, 2006 includes adjustments to reflect changes in the carrying value of the warrants, as well as adjustments resulting from a reduction in the exercise price and from the exercise of such warrants.   A summary of warrant liability at December 31, 2005 and September 30, 2006 is presented below (amounts are in thousands).

		September 30, 2006
		Three months	Nine Months
	Warrant Liability at December 31, 2005	Warrant liability valuation adjustment	Exercise price and valuation Adjustment toWarrant Liability	Adjustment to Warrant Liability due to conversions	Warrant Liability
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Senior Warrant Shares	$7,150	$143	$1,401	$(8,506)	$853
Sub-Debt Warrant Shares	3,784	511	207	—	3,577
Broadband Sub-Debt Warrant Shares	3,595	485	197	—	3,398
Libra Warrant Shares	575		230	(805)	0
Total	$15,104	$1,139	$2,035	$(9,311)	$7,828

During April 2006, as a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and of the Libra Warrant Shares $9,311,000 of the warrant liability was reclassified to additional paid-in capital.

The Company is required to comply with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio.

Due to the accounting classification of the warrants liability issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005. The Company was in compliance with all financial covenants as of  September 30, 2006 except for the fixed charge coverage ratio, which was waived November 7, 2006 as discussed below.

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005.  On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.  Prior to the restatement, the Company was in compliance with these financial covenants at September 30, 2006.

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

	Three MonthsEnded September 30, 2005	Nine MonthsEnded September 30, 2005
	(Restated)	(Restated)
Net revenue	$4,893	$14,977

Net loss	$(9,097)	$(27,386)

Net loss per common share – basic and diluted	$(1.97)	$(5.94)

Weighted average common shares outstanding	4,611,149	4,611,149

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

During the nine months ended September 30, 2006, the Company issued 2,112,902 shares of common stock upon the conversion of $3,275,000 of subordinated convertible notes payable.  As a result, $1,580,000 was charged to operations during the nine months ended September 30, 2006, consisting of related sub-debt derivative liability contra balance of $939,000, deferred financing costs of $349,000 and debt discount costs of $292,000.  There were no conversions during the three months ended September 30, 2006.

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

As a result of the aforementioned warrant exercise price reductions, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $641,000, consisting of $217,500 relating to the warrants held by the investors in the Sub-Debt Financing and $423,500 relating to the warrants held and exercised by the investors in the Senior Financing.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Revenue:
E-commerce	$663	$603	$1,917	$1,890
Media	1,572	913	3,937	4,085
Anti-piracy and redirect services	4,158	2,336	11,781	2,336
	$6,393	$3,852	$17,635	$8,311
Adjusted EBITDA:
E-commerce	$27	$47	$33	$154
Media	771	251	1,495	1,700
Anti-piracy and redirect services	2,435	1,422	7,230	1,422
	3,233	1,720	8,758	3,276
Corporate	(870)	(564)	(3,430)	(1,823)
	$2,363	$1,156	$5,328	$1,453

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$2,363	$1,156	$5,328	$1,453
Add (deduct):
Stock-based compensation	(652)	(24)	(1,736)	(47)
Depreciation	(145)	(74)	(405)	(129)
Amortization of intangible assets	(937)	(625)	(2,813)	(625)
Amortization of deferred financing costs	(212)	(165)	(646)	(165)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	—	—	(1,580)	—
Interest income	45	7	76	17
Interest expense, including amortization of discount on debt of $779 and $2,363 for the three months and nine months ended September 30, 2006, respectively, and $610 for the three months and nine months ended September 30, 2005	(1,472)	(1,131)	(4,411)	(1,131)
Adjustment to warrant liability	1,139	(5,546)	(1,818)	(5,546)
Adjustment to embedded liability	1,236	(11,627)	(2,765)	(11,627)
Reduction in exercise price of warrants	—	—	(641)	—
Provision for income taxes	(536)	(336)	(797)	(336)
Other income	10	—	63	—
Loss from discontinued operations of ARTISTdirect Records, LLC	—	—	—	(271)
Gain from sale of ARTISTdirect Records, LLC	—	—	—	21,079
Net income (loss)	$839	$(18,365)	$(12,145)	$2,672

Assets as of December 31, 2005 and September 30, 2006 are summarized below.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, prepaid expenses and deposits, computer equipment, leasehold improvements and certain intangible assets.  Amounts are presented in thousands.

	September 30, 2006	December 31, 2005

Assets:
Corporate	$5,173	$4,726
E-commerce	1,096	941
Media	2,847	1,931
Anti-piracy and redirect services	46,968	47,171
	$56,084	$54,769

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

The following pro forma condensed consolidated balance sheet as of September 30, 2006 gives effect to the aforementioned warrant exercises and related transactions as if such transactions had occurred as of that date, and is based on management’s estimate of the effects of such transactions based on certain assumptions that the Company believes are reasonable under the circumstances.  In addition the pro forma balance sheet reflects the reclassification effect in the event the Notes were to be accelerated.  The pro forma condensed consolidated balance sheet as of September 30, 2006 is unaudited.  Amounts are presented in thousands.

	September 30, 2006
	As Reported	Pro Forma
	(RESTATED)	(RESTATED)
Current assets	$13,305	$13,305
Property and equipment, net	2,494	2,494
Other assets, net	40,285	40,285
	$56,084	$56,084

Current liabilities	$42,130	$73,688
Long-term liabilities	32,020	463
Stockholders equity (deficiency), net	(18,067)	(18,067)
	$56,084	$56,084

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

Concurrent with the consummation of the Acquisition, the Company completed a $15,000,000 senior secured debt transaction (the “Senior Financing”) and a $30,000,000 convertible subordinated debt transaction (the “Sub-Debt Financing”) (collectively “Notes”).  Legal fees paid or reimbursed by the Company for services provided by the respective legal counsels for the lenders were recorded as a charge to deferred financing costs and are being amortized over the terms of the related debt.

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

The Senior Financing investors also received five year warrants to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments (collectively, the “Senior Warrant Shares”).  The warrants were valued at $1,982,500 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $15 million senior secured debt, and are being amortized over the term of the debt.  See Note 9 to the financial statements for additional information with regard to these warrants subsequent to September 30, 2006.

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

If the fair value of the derivatives is higher at the subsequent reporting date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent reporting date, the Company will record non-operating, non-cash income  For the three months and nine months ended September 30, 2006, the Company recorded non-operating (non-cash) income of $1,236,000 and non-operating (non-cash) charge to income of $2,765,000 respectively, to reflect a change in the derivative liability to arrive at the Company’s estimate of liquidated damages should the note holders be unable to exercise their rights and options.    The fair values of these embedded derivatives were determined using a lattice (binomial) valuation model.

SEPTEMBER 30, 2006
			Three months ended	Nine months ended
	Derivative Liability at July 31, 2005	Derivative Liability at December 31, 2005	Valuation decrease adjustment of derivative liability	Derivative liability transfer)rred to additional paid-in capital due to sub- debt conversion	Valuation increase adjustment of derivative liability	Balance Derivative Liability
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Derivative Liability	$10,534	$30,202	$1,236	$(3,915)	$2,765	$29,052

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

The Sub-Debt Financing investors also received five year warrants to purchase up to 1,596,774 shares of common stock at an exercise price of $1.55 per share, subject to certain anti-dilution adjustments (collectively, the “Sub-Debt Warrant Shares”).  The warrants were valued at $1,133,710 based on a valuation report prepared by an independent valuation firm and were recorded as a discount to the $30 million of convertible subordinated debt, and are being amortized over the term of the debt.  See Note 5 for additional information with regard to these warrants subsequent to September 30, 2006.

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

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), the Company issued to Libra warrant shares to purchase up to 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant shares”).  The warrants were issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company would include the Libra Warrant Shares in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra Warrant shares were valued at $175,750, based on a valuation report prepared by an independent valuation firm.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized over the term of the debt.  See Note 5 for additional information with regard to these warrants subsequent to September 30, 2006.

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

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability, the Company was not in compliance with certain of these financial covenants at December 31, 2005.  On April 7, 2006, the lenders provided waivers with respect to such non-compliance under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.  Prior to the restatements, the Company was in compliance with these financial covenants at September 30, 2006.

For the three months and nine months ended September 30, 2006, the Company recorded a non-cash gain (expense) of $1,139,000 and ($1,818,000) respectively as well as a 217,000 was transfered to Paid-in Capital (due to a warrant price exercise adjustment) to reflect the change in warrant liability.  The calculation of warrant liability reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  The net adjustment to warrant liability for the nine months ended September 30, 2006 includes adjustments to reflect changes in the carrying value of the warrants, as well as adjustments resulting from a reduction in the exercise price and from the exercise of such warrants.   A summary of warrant liability at December 31, 2005 and September 30, 2006 is presented below (amounts are in thousands).

		September 30, 2006
		Three months	Nine Months
	Warrant Liability at December 31, 2005	Warrant liability valuation adjustment	Exercise price and valuation Adjustment to Warrant Liability	Warrant liability transferred to paid in capital due to sub-debt conversions	Warrant Liability
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Senior Warrant Shares	$7,150	$143	$2,209	$(8,506)	$853
Sub-Debt Warrant Shares	3,784	511	(207)	—	3,577
Broadband Sub-Debt Warrant Shares	3,595	485	(197)	—	3,398
Libra Warrant Shares	575		230	(805)	0
Total	$15,104	$1,139	$2,035	$(9,311)	$7,828

During April 2006, as a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and the Libra Warrant Shares, $9,311,000 of the warrant liability was reclassified to additional paid-in capital.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Restated)	(Restated)
Net revenue	$4,893	$14,977

Net loss	$(9,097)	$(27,386)

Net loss per common share – basic and diluted	$(1.97)	$(5.94)

Weighted average common shares outstanding	4,611,149	4,611,149

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

Amounts are presented in thousands.

Pro Forma	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net Revenue:
E-commerce	$603	$1,890
Media	913	4,085
Anti-piracy services	3,377	9,002
	$4,893	14,977

Adjusted EBITDA:
E-commerce	$47	$154
Media	251	1,735
Anti-piracy services	2,219	5,707
	2,517	7,596
Corporate	(675)	(2,295)
	$1,842	$5,301

Pro Forma	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Restated)	(Restated)
Reconciliation of Adjusted EBITDA to Net Loss:
Adjusted EBITDA	$1,842	$5,301
Add (deduct):
Stock-based compensation	(24)	(47)
Depreciation	(101)	(320)
Amortization of intangible assets	(938)	(2,816)
Amortization of deferred financing costs	(225)	(672)
Interest income	13	36
Interest expense	(748)	(2,224)
Amortization of discount on debt	(913)	(2,725)
Adjustment to warrant liability	(2,684)	(8,051)
Adjustment to derivative liability	(4,917)	(14,751)
Provision for income taxes	(402)	(1,117)
Net loss	$(9,097)	$(27,386)

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

	Three Months Ended				Year Ended
Pro Forma	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005

Net revenue:
E-commerce	$635	$652	$603	$775	$2,665
Media	655	2,517	913	1,212	5,297
Anti-piracy services	2,724	2,901	3,377	3,673	12,675
	$4,014	$6,070	$4,893	$5,660	$20,637
Adjusted EBITDA:
E-commerce	$42	$65	$47	$3	$157
Media	244	1,240	251	463	2,198
Anti-piracy services	1,666	1,822	2,219	2,383	8,090
	1,952	3,127	2,517	2,849	10,445
Corporate	(798)	(822)	(675)	(1,055)	(3,350)
Total	$1,154	$2,305	$1,842	$1,794	$7,095

	Three Months Ended				Year Ended
Pro Forma	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005
	Restated	Restated	Restated	Restated	Restated
Reconciliation of Adjusted EBITDA to Net Loss:
Adjusted EBITDA	$1,154	$2,305	$1,842	$1,794	$7,095
Stock-based compensation	—	(23)	(24)	(26)	(73)
Depreciation	(112)	(107)	(101)	(77)	(397)
Amortization of intangible assets	(939)	(939)	(938)	(933)	(3,749)
Amortization of deferred financing costs	(223)	(224)	(225)	(228)	(900)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	—	—	(45)	(45)
Interest income	8	15	13	11	47
Interest expense	(733)	(743)	(748)	(747)	(2,971)
Amortization of discount on debt	(905)	(907)	(913)	(928)	(3,653)
Adjustment to warrant liability	(2,683)	(2,684)	(2,684)	(2,684)	(10,735)
Adjustment to derivative liability	(4,917)	(4,917)	(4,917)	(4,917)	(19,668)
Provision for income taxes	(127)	(588)	(402)	(378)	(1,495)
Net (loss)	$(9,477)	$(8,812)	$(9,097)	$(9,158)	$(36,544)

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

In September 2005, the Emerging Issues Task Force (“EITF”) tabled discussions with respect to Issue No. 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF 00-19” (EITF 05-04).  EITF 05-04 addresses the treatment of potential penalties, in the event that the Company fails to meet certain registration rights associated with the common stock underlying the Notes and Warrants.  As of September 30, 2006, the Company did not anticipate any registration issues and given the status of EITF 05-04, no registration penalties are reflected in the September 30, 2006 financial statements.

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

Consolidated Statements of Operations
(amounts are in thousands)

	Three Months Ended September 30,
	2006		2005
	$	%	$	%
	Restated	Restated	Restated	Restated
Net revenue:
E-commerce	$663	10.4%	$603	15.7%
Media	1,572	24.6%	913	23.7%
Anti-piracy and redirect services	4,158	65.0%	2,336	60.6%
Total net revenue	6,393	100.0%	3,852	100.0%

Cost of revenue:
E-commerce	612	9.6%	528	13.7%
Media	709	11.1%	575	14.9%
Anti-piracy and redirect services	2,040	31.9%	1,069	27.8%
Total cost of revenue	3,361	52.6%	2,172	56.4%
Gross profit	3,032	47.4%	1,680	43.6%

Operating expenses:
Sales and marketing	296	4.6%	185	4.8%
General and administrative	2,107	33.0%	1,062	27.6%
Total operating costs	2,403	37.6%	1,247	32.4%
Income from operations	629	9.8%	433	11.2%

Interest income	45	0.7%	7	0.2%
Interest expense	(1,472)	(23.0)%	(1,131)	(29.3)%
Other Income	10	0.1%	—	—%
Adjustment to warrant liability	1,139	17.8%	(5,546)	(144.0)%
Adjustment to embedded derivative liability	1,236	19.3%	(11,627)	(301.8)%
Amortization of deferred financing costs	(212)	(3.3)%	(165)	(4.3)%
Income (loss) from continuing operations before income taxes	1,375	21.5%	(18,029)	(468.0)%

Provision for income taxes	536	(8.3)%	336	8.7%
Income (loss) from continuing operations	$839	13.2%	$(18,365)	(476.7)%

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

	Three Months Ended September 30,
	2006	2005

Net Revenue:
E-commerce	$663	$603
Media	1,572	913
Anti-piracy and redirect services	4,158	2,336
	$6,393	$3,852

Adjusted EBITDA:
E-commerce	$27	$47
Media	771	251
Anti-piracy and redirect services	2,435	1,422
	3,233	1,720
Corporate	(870)	(564)
	$2,363	$1,156

	Three Months Ended September 30,
	2006	2005
	Restated	Restated
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA	$2,363	$1,156
Add (deduct):
Stock-based compensation	(652)	(24)
Depreciation	(145)	(74)
Amortization of intangible assets	(937)	(625)
Amortization of deferred financing costs	(212)	(165)
Interest income	45	7
Interest expense, including amortization of discount on debt of $778 and $610 for the three months ended September30, 2006 and 2005, respectively	(1,472)	(1,131)
Adjustment to warrant liability	1,139	(5,546)
Adjustment to embedded derivative liability	1,236	(11,627)
Other income	10	—
Provision for income taxes	(536)	(336)
Net income (loss)	$839	$(18,365)

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

Interest Expense.  Interest expense of $1,472,000 and $1,131,000 for the three months ended September 30, 2006 and September 30, 2005 respectively relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of convertible notes payable issued in the Sub-Debt Financing, which bear interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of discount on debt included in interest expense was $180,000 and $138,000 for the three months ended September 30, 2006 and 2005 respectively.

In accordance with EITF No. 00-19, the fair value of the embedded derivatives, which were bifurcated from the sub-debt issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as an embedded liability and a contra-liability was established and amortized over the term of the associated note, which is 48 months.  The amortization of the derivative liability associated with the Sub-debt is included in interest expense.  The Company amortized $599,000 and $472,000 of the embedded derivative contra-liability for the three months ended September 30, 2005 and September 30, 2006 respectively,

Adjustment to Warrant Liability.  In accordance with EITF No. 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any material changes in such liability.  As of September 30, 2006 and for the three months then ended, the calculation of the warrant liability reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  The Company recorded a non-cash gain of $1,139,000 and a non-cash charge to income of $5,546,000 to reflect a decrease and the increase in warrant liability for the three months ended September 30, 2006 and 2005 respectively, which is the Company’s estimate of liquidated damages should the option holders be unable to exercise their options.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $212,000 and $165,000 for the three months ended September 30, 2006 and 2005, respectively.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Income (Loss) from Continuing Operations Before Income Taxes.  As a result of the aforementioned factors, income from continuing operations was $1,375,000 for the three months ended September 30, 2006, as compared to a loss from continuing operations of $(18,029,000) for the three months ended September 30, 2005.

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

Net Income (Loss).  As a result of the aforementioned factors, the Company had net income of $839,000 for the three months ended September 30, 2006, as compared to a net loss of $(18,365,000) for the three months ended September 30, 2005.

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

Consolidated Statements of Operations
(amounts are in thousands)

	Nine Months Ended September 30,
	2006		2005
	$	%	$	%
	Restated	Restated	Restated	Restated
Net revenue:
E-commerce	$1,917	10.9%	$1,890	22.7%
Media	3,937	22.3%	4,085	49.2%
Anti-piracy and redirect services	11,781	66.8%	2,336	28.1%
Total net revenue	17,635	100.0%	8,311	100.0%

Cost of revenue:
E-commerce	1,799	10.2%	1,659	20.0%
Media	2,110	12.0%	2,143	25.8%
Anti-piracy and redirect services	5,617	31.8%	1,069	12.8%
Total cost of revenue	9,526	54.0%	4,871	58.6%
Gross profit	8,109	46.0%	3,440	41.4%

Operating expenses:
Sales and marketing	839	4.8%	262	3.1%
General and administrative	6,896	39.1%	2,526	30.5%
Total operating costs	7,735	43.9%	2,788	33.6%
Income from operations	374	2.1%	652	7.8%

Interest income	76	0.4%	17	0.2%
Interest expense	(4,411)	(25.0)%	(1,131)	(13.6)%
Other income	63	0.4%	—	—%
Adjustment to warrant liability	(1,818)	(10.3)%	(5,546)	(66.7)%
Adjustment to embedded liability	(2,765)	(15.7)%	(11,627)	(139.9)%
Reduction in exercise price of warrants	(641)	(3.6)%	—	—
Amortization of deferred financing costs	(646)	(3.6)%	(165)	(2.0)%
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(1,580)	(9.0)%	—	—%
Loss from continuing operations before income taxes	(11,348)	(64.3)%	(17,800)	(214.2)%

Provision for income taxes	797	4.6%	336	4.0%
Loss from continuing operations	$(12,145)	(68.9)%	$(18,136)	(218.2)%

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

	Nine Months Ended September 30,
	2006	2005

Net Revenue:
E-commerce	$1,917	$1,890
Media	3,937	4,085
Anti-piracy and redirect services	11,781	2,336
	$17,635	$8,311

Adjusted EBITDA:
E-commerce	$33	$154
Media	1,495	1,700
Anti-piracy and redirect services	7,230	1,422
	8,758	3,276
Corporate	(3,430)	(1,823)
	$5,328	$1,453

	Nine Months Ended September 30,
	2006	2005
	Restated	Restated
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA	$5,328	$1,453
Add (deduct):
Stock-based compensation	(1,736)	(47)
Depreciation	(405)	(129)
Amortization of intangible assets	(2,813)	(625)
Amortization of deferred financing costs	(646)	(165)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and pay down on senior secured notes payable	(1,580)	—
Interest income	76	17
Interest expense, including amortization of discount on debt of $2,363 and $610 for the nine months ended September 30, 2006 and 2005, respectively	(4,411)	(1,131)
Adjustment to warrant liability	(1,818)	(5,546)
Adjustment to embedded liability	(2,765)	(11,627)
Reduction in exercise price of warrants	(641)	—
Provision for income taxes	(797)	(336)
Other income	63	—
Loss from discontinued operations of ARTISTdirect Records, LLC	—	(271)
Gain from sale of ARTISTdirect Records, LLC	—	21,079
Net income (loss)	$(12,145)	$2,672

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

As a result of the foregoing, gross profit was $8,109,000 for the nine months ended September 30, 2006, as compared to $3,440,000 for the nine months ended September 30, 2005, reflecting gross margins of 46.0% and 41.4%, respectively.  The improvement in gross margin for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, was due to a change in the business mix (primarily the inclusion of MediaDefender’s operations), which reflected an increase in revenues from a higher margin segment.  A summary of gross profit and gross margin by segment is as follows (amounts are in thousands):

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

Interest Expense.  Interest expense of $4,411,000 and $1,131,000 for the nine months ended September 30, 2006 and 2005 respectively, relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of convertible notes payable issued in the Sub-Debt Financing, which bears interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of discount on debt included in interest expense was $547,000 and $138,000 for the nine months ended September 30, 2006 and 2005, respectively.

In accordance with EITF No. 00-19, the fair value of the embedded derivatives, which were bifurcated from the Sub-debt notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as a derivative liability and a contra-liability is established and amortized over the term of the associated note, which is 48 months.  The amortization of the contra liability associated with the Sub-debt embedded derivatives is included in interest expense.  The Company amortized $1,816,000 and $472,000 of the embedded derivative contra-liability for the nine months ended September 30, 2005 and .September 30, 2006 respectively,

Adjustment to Warrant Liability.  In accordance with EITF No. 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any material changes in such liability.  As of September 30, 2006 and for the nine months then ended, the calculation of the warrant liability reflects the Company’s estimate of liquidated damages should the warrant holders be unable to exercise their warrants, and is based on the fair value of the underlying common stock.  For the nine months ended September 30, 2006 and September 30, 2005, the Company recorded non-cash charges of $1,818,000 and $5,546,000 respectively, to reflect the Company’s estimate of the increased warrant liability reflecting the liquidated damages should the option holders be unable to exercise their options.

Adjustment to Embedded Derivative Liability.  In accordance with EITF No. 00-19, the fair value of the embedded derivatives (“derivatives”), which were bifurcated from the senior notes issued in connection with the financing of the MediaDefender acquisition in July 2005 is recorded as an embedded liability.  The carrying value of the derivatives is adjusted to reflect any changes in the fair value of the derivatives from the date of issuance to the end of each reporting period, and any such changes will be included in the statement of operations as other income (expense).   For the nine months  ended September 30, 2006, the Company recorded non-operating (non-cash) income of $2,765,000 to reflect a decrease in the derivative liability should the note holders be unable to exercise their rights and options.  For the nine months ended September 30, 2005, the Company recorded a non-operating (non-cash) charge to income of $11,627,000 to reflect an increase in the derivative liability should the note holders be unable to exercise their rights and options.

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

As a result of the aforementioned warrant exercise price reductions, during the nine months ended September 30, 2006, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $641,000, consisting of $217,500 relating to the warrants held by the investors in the Sub-Debt Financing and $423,500 relating to the warrants held and exercised by the investors in the Senior Financing.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $1,580,000 and $165,000 for the nine months ended September 30, 2006 and 2005, respectively.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Write-Off of Unamortized Discount on debt and deferred financing costs due to conversion of Subordinated Convertible Notes Payable and Pay Down on Senior Secured Notes Payable.  Deferred financing costs and debt discount costs aggregating $646,000 were charged to operations as a result of the conversion of subordinated convertible notes payable and the exercise of warrants during the nine months ended September 30, 2006.  There were no conversions nor a write-off of deferred financing costs associated with the Subordinated Convertible Notes for the nine months ended September 30,2005.

Loss from Continuing Operations Before Income Taxes.  As a result of the aforementioned factors, the loss from continuing operations was $11,348,000 for the nine months ended September 30, 2006, as compared to a loss from continuing operations of $17,800,000 for the nine months ended September 30, 2005.

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

Net Income (Loss).  As a result of the aforementioned factors, the Company had a net loss of $(12,145,000) for the nine months ended September 30, 2006, as compared to net income of $2,672,000 for the nine months ended September 30, 2005.

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

As of September 30, 2006 and September 30, 2005, the Company had $5,879,000 and $3,102,000 of unrestricted cash and cash equivalents, respectively.  At September 30, 2006, the Company had negative working capital of $28,824,000 primarily caused by the bifurcation of the liabilities associated with the Convertible Subordinated Notes Payable of $36,881,000 (derivative liability of $29,052,000 and $7,829,000 of warrant liability), as compared to negative working capital of $41,986,000 at September 30,2005, also caused by the bifurcation of the embedded derivatives in accordance with EITF No. 0019 of $45,306,000 (derivative liability of $30,202,000 and $15,104,000 of warrant liability).  Excluding the embedded derivative liability and warrant liability, the Company’s working capital would have been $8,055,000 and $3,320,000 at September 30, 2006 and September 30, 2005, respectively.

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

During the nine months ended September 30, 2006, the Company issued 2,112,902 shares of common stock upon the conversion of $3,275,000 of subordinated convertible notes payable.  There were no subordinated convertible notes converted during the nine months ended September 30, 2005.

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