Form 10KSB
period 2006-12-31
ARTISTDIRECT INC
filed 2007-04-30
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $24,062,000.

As of April 13, 2007, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $14,023,054, based on the closing price per share of $2.10 for the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on such date.

As of April 11, 2007, there were 10,217,291 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

Documents incorporated by reference:  None.

ARTISTDIRECT INC.
ANNUAL REPORT ON FORM 10-KSB

i

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB (“Annual Report”) for ARTISTdirect, Inc. (“ARTISTdirect,” the “Company,” “we,” “our”  or “us”) contains “forward-looking” statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including statements that include the words “may,” “will,” “believes,” “expects,” “anticipates,” or similar expressions. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, accounting, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

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

PART I

ITEM 1.                             DESCRIPTION OF BUSINESS

General

Incorporated under the laws of the State of Delaware in July 1999, we were exclusively a digital media entertainment company that is home to an on-line music network. Through our acquisition of MediaDefender, Inc., a Delaware corporation (“MediaDefender”), in July 2005, we also became a provider of anti-piracy solutions in the Internet piracy protection industry and in the second quarter of 2006, became a provider of Internet-based marketing services. Our MediaDefender subsidiary was responsible for approximately 65% of our total revenues in 2006 which was the first full fiscal year that MediaDefender operated as our subsidiary. Below is an overview of our three business segments:

•                  Internet Piracy Prevention. Our Internet piracy prevention (“IPP”) segment is currently operated by MediaDefender, as a wholly-owned subsidiary of ARTISTdirect. MediaDefender’s proprietary suite of IPP solutions offers significant levels of protection on major peer-to-peer (“P2P”) file-sharing networks. MediaDefender’s uber-level solutions are capable of providing up to 95% effectiveness in preventing unauthorized downloads of customer-specified content. Although MediaDefender was acquired by us in the third quarter of fiscal 2005, our IPP segment accounted for 43% of our revenue during the fiscal year ended December 31, 2005.  Our IPP segment accounted for approximately 65%  of our revenue during the fiscal year ended December 31, 2006 which was the first full fiscal year that MediaDefender operated as our subsidiary.  In 2006 MediaDefender launched its new file sharing network marketing service.  This service leverages MediaDefender’s ability to capture search requests for entertainment content made by P2P users and respond with high quality legitimate content.  This content can range from branded content to advertisements to free promotional material.  MediaDefender charges customers per file it distributes to the massive P2P audience.  Refer to “MediaDefender Overview-Internet Anti-Piracy Segment” and “Media Defender Acquisition” below for additional information.

•                  Media. Our media operations include our content-oriented web-sites, a network of third party music sites and our entertainment marketing initiatives. Revenue from media operations is generated from the sale of online advertising and integrated marketing solutions. We market and sell advertising on a cost-per-impression basis to advertising agencies and directly to various companies as part of their marketing programs. Customers may purchase advertising space for the entire ARTISTdirect network, or they may tailor advertising based on music genre (e.g., jazz, country or rock music) or based on functionality (e.g., directing advertising to customers using music download features or broadband-only features of the ARTISTdirect network). Since we are increasingly aware of web-sites outside the ARTISTdirect network that are frequently visited by artists and music fans, we have also offered our customers advertising space on behalf of third party music-related web-sites. Our media segment accounted for approximately 24% and approximately 38% of our revenue during the fiscal years ended December 31, 2006 and 2005, respectively. Refer to “ARTISTdirect Overview-Media and E-Commerce Segments” below for additional information.

•                  E-Commerce. E-commerce operations consist of the sale of recorded music and artist-related merchandise on our web-sites. Most of our sales come from our ARTISTdirect shopping area, which offers a comprehensive selection of music CDs and broad range of artist and lifestyle merchandise. Our e-commerce segment accounted for approximately 11% and approximately 19% of our revenue during the fiscal years ended December 31, 2006 and 2005, respectively.

Refer to “ARTISTdirect Overview-Media and E-Commerce Segments” below for additional information.

At December 31, 2006, we employed 74 full-time employees and five consultants, none of whom are covered by a collective bargaining agreement. We believe that our relationship with our employees and consultants is good.

MediaDefender Acquisition

We consummated the acquisition of MediaDefender in July 2005. The aggregate consideration for the acquisition was $42.5 million in cash, subject to a holdback of $4.25 million which was placed into an escrow account to cover certain indemnification claims for a limited period of time.  The entire holdback has been released in accordance with the terms of the merger agreement. Concurrent with the consummation of the acquisition, we completed a $15.0 million senior secured debt transaction and a $30 million convertible subordinated debt transaction. Refer to “Item 6. Management’s Discussion and Analysis or Plan of Operation – Acquisition of MediaDefender and Related Transactions” for additional information related to the financing transactions.

Recent Developments

Financial Restatements

On December 20, 2006, the Audit Committee of our Board of Directors (the “Audit Committee”) determined that we will need to restate the financial statements contained in our Annual Report of Form 10-KSB/A for the fiscal year ended December 31, 2005 and Quarterly Reports on Form 10-QSB or Form 10-QSB/A for the quarterly periods ended September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006.  The determination was made by the Audit Committee following our receipt of comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”), and following consultation with our senior management, financial advisors and our independent registered public accounting firm.  The Staff advised us to consider Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and, in light of the guidance set forth in EITF 00-19, to further evaluate the accounting treatment of certain embedded features contained in our financing documents entered into in connection with the acquisition of MediaDefender.  We filed the restated financial statements on April 19, 2007.  However, the Staff has not yet indicated whether they may have further comments.  The adjustments to the Financial Statements with respect to the restatements were non-cash in nature and were not caused by or related to any changes in the underlying performance of the Company’s business, including revenues, operating costs and expenses, operating income or loss, operating cash flows or adjusted EBITDA.  However, such restatements had a material negative impact on the Company’s previously reported results of operations and earnings per share, current liabilities, net working capital and shareholders’ equity (deficiency).

As of a result of the restatement and the impact of the change in our accounting treatment due to EITF 00-19, various events of default have been triggered under the senior debt and subordinated debt financing documents entered into in connection with the acquisition of MediaDefender described above.  In addition, the Company breached its covenant to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued to the holders of our senior notes and subordinated notes, in accordance with the registration rights agreements entered into with such holders.  On April 17, 2007, the Company entered into a Forebearance and Consent Agreement with the holders of our senior notes wherein the holders agreed to forebear from exercising their rights and remedies through May 31, 2007 in exchange for a payment by the Company of $250,000, in the aggregate, to the holders (please see below).  The Company may extend the forbearance period through June 30, 2007 by paying the holders an additional $125,000 in the aggregate.  These payments will be credited against amounts due the holders of the senior notes. Please see “Item 6. Management’s Discussion and Analysis or Plan of Operation – Acquisition of MediaDefender and Related Transactions – Impact of Restatement” for a further discussion of the impact on this restatement and the forebearance.

Forbearance and Consent Agreement

On April 17, 2007, the Company entered into a Forbearance and Consent Agreement (the “Agreement”) with the lenders (“Senior Lenders”) in the $15 million (approximately $13,307,000 of which is currently outstanding) senior financing (“Senior Financing”) completed by the Registrant effective July 28, 2005 in conjunction with the acquisition of MediaDefender, Inc., whereby the Senior Lenders agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents (“Senior Documents”) through May 31, 2007 in exchange for a payment by the Registrant of $250,000, in the aggregate, to the Senior Lenders, and upon the other terms and conditions in the Agreement.  The Senior Lenders rights and remedies were triggered by the various defaults by the Company of the Senior Documents.  The Company may extend the forbearance period through June 30, 2007 by notifying the Senior Lenders of its intention to extend the Agreement prior to May 31, 2007 and paying an additional $125,000, in the aggregate, to the Senior Lenders on or before May 31, 2007.  The terms of the Senior Financing, the Company’s acquisition of MediaDefender, Inc. and related transactions were previously disclosed by the Company in a Current Report on Form 8-K (“Form 8-K”) filed with the SEC on August 3, 2005 and as subsequently amended.

In addition, the Company previously disclosed in a Form 8-K filed with the SEC on January 24, 2007, that it had triggered an event of default under the Senior Documents thereby allowing the Senior Lenders to declare the outstanding principal amount and accrued interest due under the Senior Financing immediately due and payable.

MediaDefender Overview- Internet Anti-Piracy Segment

MediaDefender was incorporated under the laws of the State of Delaware in July 2000 as a provider of anti-piracy solutions in the high-growth IPP industry. We completed the acquisition of MediaDefender in the third quarter of fiscal 2005. MediaDefender’s solutions have been adopted by major entertainment companies as a practical means to thwart Internet piracy and drive consumers to pay for digitized content distributed through authorized Internet sites.  In 2006 MediaDefender launched its new file sharing network marketing service.  This service leverages MediaDefender’s ability to capture search requests for entertainment content made by P2P users and respond with high quality legitimate content.  This content can range from branded content to advertisements to free promotional material.  MediaDefender charges customers per file it distributes to the massive P2P audience.  MediaDefender sales represented approximately 65% of the Company’s total revenues in 2006.

Internet-Based Piracy. Piracy has long been and continues to be a problem for the global content industries. The International Intellectual Property Alliance (“IIPA”) estimates that commercial piracy alone costs the U.S. content industries approximately $20 billion to $22 billion in lost sales each year. Historically, most consumer participation in piracy required a transaction with a third-party vendor. The advance of new technologies has served to make anonymous the illegal distribution and consumption of content. This has been followed by a fundamental shift in consumer behavior; piracy in the Internet age is now viewed as an acceptable activity that millions of people around the world no longer consider illegal or immoral. In the past five years, Internet-based P2P file-sharing networks have emerged as the greatest threat to the future of content companies.

Due to the relatively small size of MP3 files, music was the first industry to be impacted by Internet piracy. From 1999 to 2003, total music sales in the U.S. declined by approximately 25%, or $3.7 billion. The 2.3% increase in 2004 album sales may be partially attributed to the increased use of anti-piracy solutions by music companies.  Based on data compiled by The Recording Industry Association of America, or RIAA, the number of CDs shipped from record companies to retail distribution channels fell approximately 13% in 2006, as compared to the previous year. U.S. music sales declined 6.2% in 2006 as higher digital revenue failed to counter illegal copying and a drop in purchases of CDs.  Retail music sales decreased to $11.5 billion in 2006 from $12.3 billion in 2005. This decline represents the greatest drop since 2002, when shipped units and dollar value fell by 8.9% and 6.7%, respectively.  According to the RIAA, the decline, in sales had been due in part, to widespread copying and illegal Internet downloading of music.  The growth of broadband Internet access is now making larger-sized files, such as movies, software and video games, similarly vulnerable to Internet-based piracy. Already, the majority of motion pictures are available in some form on the Internet before theatrical release.

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

MediaDefender’s suite of IPP solutions currently covers the major P2P file-sharing networks that constitute over 95% of all P2P file-sharing activity and consists of  spoofing, decoying, interdiction, counterposting and queuing. MediaDefender’s IPP solutions are typically deployed together, in degrees that vary according to customer preference.

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

Intellectual Property. In December 2002, MediaDefender filed an umbrella patent application that covers a variety of its concept and back-end technologies, which is still pending. Due to the evolving nature of P2P networks, these technologies are not based on any one service, but rather have the fluidity to be transferred to any P2P network. The claims in the patent filing are predominantly methods for managing a large array of computers for the purpose of preventing piracy on P2P networks.

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

Customers and Target Markets. MediaDefender’s current customers include four major record labels and six major movie studios.  Approximately 73% of MediaDefender’s consolidated revenues were from four customers.  Of those four customers, two customers accounted for 27.0% and 25.0%, respectfully, of MediaDefender’s revenues during the year ended December 31, 2006.

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

Technology. Our infrastructure is designed to be integrated, scalable, reliable and secure. The software that we use supports the acquisition, management and publication of content on our web-sites. During fiscal 2006, the management of our web-sites and servers for content, applications, database and electronic commerce was handled internally. Our servers are maintained at IX2 Networks, LLC, a co-location facility in Los Angeles, California. Our operations depend on our and IX2’s ability to protect our systems against fire, power loss, telecommunications failure, break-ins and other events. All web-sites, servers, and systems are monitored and periodic backups are stored at our data center.

Our current e-commerce system is based on systems, applications and products (“SAP”) development software with certain enhancements provided to us by Pandesic, LLC, (“Pandesic”) a joint venture between Intel and SAP that wound up operations in January 2001. Upon Pandesic’s cessation of operations, we received the source code and executables for the e-commerce system that had been provided previously by Pandesic, implemented SAP’s software in house under a two-year license from SAP. In December 2002, our two-year license expired and we entered into a perpetual license agreement with SAP.

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

Customers. During the year ended December 31, 2006,  one customer accounted for $730,000 or 13% of total media revenue.  During the year ended December 31, 2005, one customer accounted for $1.79 million, or 34.0% of total media revenue. No other customer accounted for more than 10.0% of our media or e-commerce revenue during 2005.

Competition. The market for the online promotion and distribution of music and music-related products and services is relatively new, highly competitive and rapidly changing. There are a large number of web-sites competing for the attention and spending of consumers and advertisers, and we expect that number to increase, because there are few barriers to entry to Internet commerce. In addition, the competition for advertising revenue, both on web-sites and in more traditional media, is intense. We compete as follows:

•                  for music consumers and advertisers with providers of music information, community and content such as MTV, America Online, MSN, Yahoo!, Listen.com, myspace.com, mp3.com, billboard.com and various other companies;

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

Our competitors have worked together to offer music over the Internet, and we may face increased competitive pressures as a result. For instance, RealNetworks, Time Warner, Bertelsmann AG and EMI Group formed MusicNet, a digital music subscription platform featuring on-demand downloads and streaming. In addition, YouTube, which is owned by Google, Inc., has enabled the widespread sharing of music videos by its users on its website.  Various retailers such as BestBuy have cooperated to distribute music through the iTunes platform. We believe that we are able to compete effectively on the basis of:

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

Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages over us, including:

•                  longer operating histories;

•                  significantly greater financial, technical, management capital and marketing resources;

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

Governmental Regulation. The laws and regulations that govern our business change rapidly. Although our operations are currently based in California, the United States government and the governments of other states and foreign jurisdictions have attempted to regulate activities on the Internet. The following is a general discussion of some of the evolving areas of law that are relevant to our business:

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

Because we have posted a privacy policy pertaining to all users and visitors to our web-site, we are subject the jurisdiction of the FTC.  We may also be subject to the laws and regulations of other states, for example we are aware that California passed the California Online Privacy Protection Act, which took effect July 1, 2004 and mandates content and posting requirements for web-sites privacy policies of web-sites that collect personal information from California residents. While we are attempting to be fully compliant with the FTC and California requirements, our efforts may not be entirely successful. In addition, at times we rely upon outside vendors to maintain data-collection software, and there can be no assurance that they will at all times comply with our instructions to comply with COPPA, our Privacy Policy and FTC and California or other state requirements. If our methods of complying with these requirements are inadequate, we may face litigation with the FTC, California governmental authorities or individuals, which would adversely affect our business. Should any of our business practices be found to differ from our privacy policy, we could be subject to sanctions and penalties from the FTC or injunctions and penalties from California governmental authorities. It is also possible that users or visitors could try to recover damages in a civil action as well. Attorney Generals in various States also have in the past sought to enforce posted privacy policies and may continue to do so in the future.

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

Conformance to E-Commerce Statutory Requirements for Formation of Contracts. We conduct e-commerce on our web-sites, and through affiliated web-sites. The applicable law on online formation of contracts is evolving. On June 30, 2000, the federal government enacted the Electronic Signatures in Global and National Commerce Act (“E-SIGN”), which provides that certain electronic signatures and electronic contracts with consumers, of the type that we enter into, are not unenforceable solely because they are electronic.  E-SIGN also specifies requirements for electronic record retention.  On January 1, 2000, California adopted a version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts.  Forty-six states have adopted a version of UETA.  Because all state-UETA laws are not identical, and the state-UETA laws are not all identical, there are potentially conflicting requirements applicable to electronic signatures and electronic contracts.  We attempt to comply with these laws, but there is no guarantee that we will be successful.   Judicial interpretation or issuance of governmental regulations interpreting E-SIGN  and potentially conflicting State UETA laws with regard to contracts of the type entered into by our customers through out web-sites and affiliated web-sites could result in customer contracts being set aside or modified. In that case, our e-commerce revenue could be materially adversely affected.

Sales Tax. The tax treatment of goods sold over the Internet is currently unsettled. We collect sales taxes for goods shipped to California and Florida, where we have a physical presence (i.e., a “nexus”). A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. The Internet Tax Freedom Act (ITFA), which placed a moratorium on new state and local taxes on Internet commerce, expired on November 1, 2003, but has since been reinstated through November 1, 2007 as part of the Internet Tax Nondiscrimination Act.

Online Contests and Sweepstakes. We conduct online promotional contests and sweepstakes. No purchase is necessary to participate. Our official rules, with material terms and conditions, eligibility restrictions, dates of participation, methods of entry, prize descriptions and restrictions, and odds of winning, are posted on our web-sites. To avoid having to register and bond our online promotions in the states of New York and Florida, the approximate retail value of the prizes we offer is generally less than $5,000 for a single promotion. Although we structure our promotions in a way that attempts to comply with applicable statutes as we believe they are currently interpreted and enforced in all fifty states, many of those statutes were drafted long before the advent of promotions over the Internet, and different states have interpreted substantially similar statutes differently. Thus, our ability to conduct online promotions is subject to the broad discretionary enforcement powers vested in various authorities. Further, our ability to conduct online promotions may be affected in whole or in part by various business method patents that may have been issued. In addition, foreign jurisdictions may attempt to regulate or ban our promotional contests. Under any of those three scenarios, we could face fines or possible exposure to liability or lose an effective tool for increasing traffic to and keeping visitors at our web-sites, and our business could be adversely affected.

Intellectual Property. Software, content and other material that we develop, as well as our service marks and domain names relating to the ARTISTdirect or UBL brands, and other proprietary rights are important to our business prospects. Significant impairment of our intellectual property rights could harm our business. We seek to protect certain of our common-law trademarks through Federal registration in the United States of America and State registrations in Puerto Rico. We also have trademark registrations in Argentina, Australia, Brazil, Canada, Chile, Costa Rica, the European Union, Japan, Mexico, Panama, Peru, the United Kingdom and Venezuela. Given the cost of filing, maintaining and protecting federal registrations, we may choose not to register or enforce certain of our trademarks that later turn out to be important. Despite our efforts, it is possible that the scope of protection gained from seeking trademark registration will be insufficient or that the registration may be deemed invalid or unenforceable.

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

The following sets forth a schedule of our active trademarks:

Federal Trademark Filings

MARK	APPL. NO.	REG. NO.	REG. DATE

ARTISTDIRECT	75927362	2742630	July 29, 2003
CORPORATE LOGO	76072567	2764726	September 16, 2003
CORPORATE LOGO	76072566	2457335	June 5, 2001
CORPORATE LOGO	76072563	2469613	July 17, 2001
CORPORATE LOGO	76072562	243501	July 31, 2001
CORPORATE LOGO	76072561	2473500	July 31, 2001
CORPORATE LOGO	76072560	2524524	January 1, 2002
THE ULTIMATE BAND LIST	75306059	2407553	November 28, 2000
ARTISTDIRECT	75418187	2355839	June 6, 2000
ARTISTDIRECT	75061781	2288100	October 19, 1999

State Trademark Filings

MARK	STATE	REG. NO.	REG. DATE

THE ULTIMATE BAND LIST	Puerto Rico	50161	April 30, 2002
ARTISTDIRECT	Puerto Rico	50159	April 30, 2002
ARTISTDIRECT	Puerto Rico	49609	March 31, 2002
UBL	Puerto Rico	49616	March 31, 2002
UBL	Puerto Rico	49615	March 31, 2002
THE ULTIMATE BAND LIST	Puerto Rico	49614	March 31, 2002
THE ULTIMATE BAND LIST	Puerto Rico	49613	March 31, 2002
THE ULTIMATE BAND LIST	Puerto Rico	49612	March 31, 2002
UBL	Puerto Rico	50158	April 30, 2002
UBL	Puerto Rico	50157	April 30, 2002

International Filings

MARK	COUNTRY	APPL. NO.	REG. NO.	REG. DATE
A & Design	Argentina	2,320,737	1911466	1/27/2003
A & Design	Argentina	2,320,739	1911467	1/27/2003
A & Design	Argentina	2,374,722	1988933
A & Design	Australia	908102	908102	3/28/2002
A & Design	Brazil	824492609	*
A & Design	Brazil	822892340	*
A & Design	Brazil	822892359	*
A & Design	Brazil	822892332	*
A & Design	Costa Rica	2002-0003186	136855	1/21/2003
A & Design	European Union	2006336	2006336	6/20/2002
A & Design	France	23158012	23158012	4/8/2002
A & Design	Germany	30217397.8/09	30217397	4/5/2002
A & Design	Japan	2002-24589	4648627	2/28/2003
A & Design	Mexico	464672	708608	7/30/2001
A & Design	Mexico	464671	699283	5/24/2001
A & Design	Mexico	464670	703484	6/21/2001
A & Design	Mexico	541631	785949	3/31/2003
A & Design	Panama	112008	*
A & Design	Panama	112010	*
A & Design	Panama	112009	*
A & Design	Peru	120227	*
A & Design	Peru	120228	*
A & Design	Peru	120229	*
A & Design	Peru	151886-2002	82635	8/22/2002
A & Design	United Kingdom	2296994	2296994	8/30/2002

ARTISTDIRECT	Argentina	2,264,378	1886206	9/20/2002
ARTISTDIRECT	Argentina	2,264,379	1886207	9/20/2002
ARTISTDIRECT	Argentina	2,264,380	1886208	9/20/2002
ARTISTDIRECT	Argentina	2,264,381	1886209	9/20/2002
ARTISTDIRECT	Argentina	2,374,721	1920978	4/3/2003
ARTISTDIRECT	Australia	818867	818867	12/30/1999
ARTISTDIRECT	Australia	908101	908101	3/28/2002
ARTISTDIRECT	Canada	864116	512153	5/25/1999
ARTISTDIRECT	Chile	471162	574481	8/18/2000
ARTISTDIRECT	Chile	471163	574480	8/18/2000
ARTISTDIRECT	Chile	471161	574482	8/18/2000
ARTISTDIRECT	Chile	471160	574469	8/18/2000
ARTISTDIRECT	Costa Rica	1999-0010547	121896	8/24/2000
ARTISTDIRECT	Costa Rica	1999-0010548	121134	7/27/2000
ARTISTDIRECT	Costa Rica	1999-0010549	121133	7/27/2000
ARTISTDIRECT	Costa Rica	1999-0010550	121132	7/27/2000
ARTISTDIRECT	Costa Rica	2002-0003185	136854	1/21/2003
ARTISTDIRECT	European Union	699538	699538	6/5/2000
ARTISTDIRECT	France	23158011	23158011	4/8/2002
ARTISTDIRECT	Germany	30217395.1/09	30217395	4/5/2002
ARTISTDIRECT	Japan	183723/1997	4359836	2/10/2000
ARTISTDIRECT	Japan	2002-24588	4648626	2/28/2003
ARTISTDIRECT	Mexico	409261	645860	3/22/2000
ARTISTDIRECT	Mexico	409262	645861	3/22/2000
ARTISTDIRECT	Mexico	409263	649514	3/31/2000
ARTISTDIRECT	Mexico	409264	645862	3/22/2000
ARTISTDIRECT	Mexico	541632	743912	4/29/2002
ARTISTDIRECT	Panama	105638	105638	2/15/2001
ARTISTDIRECT	Panama	105641	105641	2/15/2001
ARTISTDIRECT	Panama	105640	105640	2/15/2001
ARTISTDIRECT	Panama	105642	105642	2/15/2001
ARTISTDIRECT	Peru	99622	22837	9/12/2000
ARTISTDIRECT	Peru	99623	22761	9/8/2000
ARTISTDIRECT	Peru	99624	22762	9/8/2000
ARTISTDIRECT	Peru	099625-2000	25765	5/24/2001
ARTISTDIRECT	Peru	151884-2002	82854	9/4/2002
ARTISTDIRECT	United Kingdom	2296996	2296996	10/4/2002
ARTISTDIRECT	Venezuela	2000-003045	S-015483	11/22/2000
ARTISTDIRECT	Venezuela	2000-003043	S-015481	11/22/2000
ARTISTDIRECT	Venezuela	2000-003044	S-015482	11/22/2000
ARTISTDIRECT	Venezuela	2000-003042	S-015480	11/22/2000
ARTISTDIRECT DIGITAL	Japan	2002-095128	4688729	7/4/2003
THE ULTIMATE BAND LIST	Argentina	2.119.984	1720730	2/10/1999
THE ULTIMATE BAND LIST	Argentina	2.119.985	1720731	2/10/1999
THE ULTIMATE BAND LIST	Australia	750646	750646	12/9/1997
THE ULTIMATE BAND LIST	Brazil	820399086	*
THE ULTIMATE BAND LIST	Canada	863917	511964	5/18/1999
THE ULTIMATE BAND LIST	Chile	471173	574472	8/18/2000
THE ULTIMATE BAND LIST	Chile	471172	574473	8/18/2000
THE ULTIMATE BAND LIST	Chile	471171	574474	8/18/2000
THE ULTIMATE BAND LIST	Chile	471170	574475	8/18/2000
THE ULTIMATE BAND LIST	Costa Rica	1999-0010555	121887	8/24/2000
THE ULTIMATE BAND LIST	Costa Rica	1999-0010556	121894	8/24/2000
THE ULTIMATE BAND LIST	Costa Rica	1999-0010557	121130	7/27/2000
THE ULTIMATE BAND LIST	Costa Rica	1999-0010558	121895	8/24/2000
THE ULTIMATE BAND LIST	European Union	699355	699355	2/25/2000
THE ULTIMATE BAND LIST	Japan	183722/1997	4359835	2/10/2000
THE ULTIMATE BAND LIST	Mexico	409269	647112	3/27/2000
THE ULTIMATE BAND LIST	Mexico	409270	647113	3/27/2000
THE ULTIMATE BAND LIST	Mexico	409271	645866	3/22/2000
THE ULTIMATE BAND LIST	Mexico	409272	645867	3/22/2000

THE ULTIMATE BAND LIST	Panama	105628	105628	2/15/2001
THE ULTIMATE BAND LIST	Panama	105627	105627	4/6/2001
THE ULTIMATE BAND LIST	Panama	105626	105626	2/13/2001
THE ULTIMATE BAND LIST	Panama	105629	105629	2/13/2001
THE ULTIMATE BAND LIST	Peru	99630	23005	9/28/2000
THE ULTIMATE BAND LIST	Peru	99631	22959	9/20/2000
THE ULTIMATE BAND LIST	Peru	99632	26107	6/18/2001
THE ULTIMATE BAND LIST	Peru	99633	23034	9/29/2000
UBL	Argentina	2,119,987	1846303	10/2/2001
UBL	Argentina	2,119,986	1870610	5/10/2002
UBL	Australia	750647	750647	12/9/1997
UBL	Brazil	820399060	*
UBL	Brazil	820399051	*
UBL	Canada	863917	503204	10/28/1998
UBL	Chile	471167	574476	8/18/2000
UBL	Chile	471166	574477	8/18/2000
UBL	Chile	471165	574478	8/18/2000
UBL	Chile	471164	574479	8/18/2000
UBL	Costa Rica	1999-0010551	121890	8/24/2000
UBL	Costa Rica	1999-0010552	121888	8/24/2000
UBL	Costa Rica	1999-0010553	121131	7/27/2000
UBL	Costa Rica	1999-0010554	121889	8/24/2000
UBL	European Union	698951	698951	3/3/2000
UBL	Japan	183721/1997	4359834	2/10/2000
UBL	Mexico	409265	645863	3/22/2000
UBL	Mexico	409266	645864	3/22/2000
UBL	Mexico	409267	684935	1/31/2001
UBL	Mexico	409268	645865	3/22/2000
UBL	Panama	105636	105636	2/15/2001
UBL	Panama	105635	*
UBL	Panama	105634	105634	2/13/2001
UBL	Panama	105637	105637	2/13/2001
UBL	Peru	99626	23004	9/28/2000
UBL	Peru	99627	22958	9/20/2000
UBL	Peru	99628	25918	5/31/2001
UBL	Peru	99629	23033	9/29/2000
UBL	Venezuela	2000-003035	S-015477	11/22/2000
UBL	Venezuela	2000-003036	S-015478	11/22/2000
UBL	Venezuela	2000-003034	S-015476	11/22/2000
UBL	Venezuela	2000-003037	S-015479	11/22/2000

* Indicates that application is pending and not yet registered.

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

For example, the Copyright Office has opined that additional royalties, besides those collected for musical compositions by ASCAP or BMI, are due for webcasted music that is selected by or on behalf of the recipient pursuant to 17 U.S.C. Section 114(j)(7). If upheld, that ruling would prevent us from expanding our service to permit users to play a requested song via our web-site without paying additional royalties.

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

Seasonality. The seasonality of our e-commerce segment affects our revenue. Our CDs and other online goods are most often purchased during the winter holiday season and also during the summer months, traditionally when artists go on concert tour.

ITEM 2.                             DESCRIPTION OF PROPERTY

The following table provides a schedule of corporate offices and facilities leased by us:

Location	Primary Function	Square Footage	Lease Term

Santa Monica, California	Corporate headquarters for ARTISTdirect and MediaDefender	14,817	6 years, ending November 30, 2011

Co-Location Room Los Angeles, California	70 Servers and 2X100 Mbps Bandwidth	300	monthly

Co-Location Facility 1 Los Angeles, California	920 Servers and 4X1000 Mbps Bandwidth	NA	Lease ends February 2010

Co-Location Facility 2 Los Angeles, California	920 Servers and 4X1000 Mbps Bandwidth	NA	Lease ends February 2010

Co-Location Facility 3 Los Angeles, California	92 Servers and 1X1000 Mbps Bandwidth	NA	Lease is being terminated June 2007

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

As a result of the restatement of our financial statements and the other events described elsewhere in this Annual Report on Form 10-KSB, we have triggered various events of default under our senior debt and subordinated debt financing documents.  We could be subject to future claims under our financing documents, see “Item 6. Management’s Discussion and Analysis or Plan of Operation – Acquisition of MediaDefender and Related Transactions – Impact of Restatement.”

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.                          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol “ARTD.OB” since May 9, 2003. Prior to that, our common stock was listed on The Nasdaq National Market. The following table sets forth the high and low sales prices for our common stock, as reported by the Over-the-Counter Bulletin Board for fiscal 2005 and 2006, respectively:

	High	Low
2005
First Quarter	$1.25	$0.22
Second Quarter	$1.85	$0.94
Third Quarter	$4.00	$1.47
Fourth Quarter	$3.30	$1.65

2006
First Quarter	$4.53	$2.50
Second Quarter	$4.65	$2.75
Third Quarter	$3.55	$2.90
Fourth Quarter	$3.55	$2.25

The closing price of our common stock on April 12, 2007 was $2.10 per share, as reported on the Over-The-Counter Bulletin Board.  The Over-the-Counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders of Record

As of April 11, 2007, we had 232 holders of record of our common stock, excluding shares held in “street name” by brokerage firms and other nominees who hold shares for multiple investors.

Dividends

The Company has not declared or paid any cash dividends on our common stock since its inception.  The Company’s various senior and subordinated financing documents prevent the Company from paying any cash dividends on account of our common stock.  Subject to the Company’s obligations to our senior and subordinated lenders, the Company intends to retain any future earnings, if any, to finance the Company’s business, and we do not expect to declare or pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

Refer to Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below for information with respect to our equity compensation plans.

Additional Information

Copies of our prior Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements unless we are required to do so by law.

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

On July 28, 2005, the Company consummated the acquisition of MediaDefender in accordance with the terms set forth in an agreement and plan of merger entered into by and among ARTISTdirect, ARTISTdirect Merger Sub, Inc., a Delaware corporation and the Company’s wholly-owned subsidiary (“Merger Sub”), and MediaDefender (the “Merger Agreement”).  Under the terms of the Merger Agreement, Merger Sub merged with and into MediaDefender, the separate corporate existence of Merger Sub ceased and MediaDefender survived as the Company’s wholly-owned subsidiary.  The stockholders of MediaDefender received aggregate consideration of $42,500,000 in cash, subject to certain holdbacks and adjustments described in the Merger Agreement.

MediaDefender is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry.  During the year ended December 31, 2006, MediaDefender also began to offer file-sharing marketing services, wherein MediaDefender redirects, for a fee, specific peer-to-peer traffic on the Internet to designated client destinations.

In order to fund the acquisition of MediaDefender, the Company completed a $15,000,000 senior secured debt transaction and a $30,000,000 convertible subordinated debt transaction, as described below at “Financing Transactions with Respect to MediaDefender, Inc. Acquisition”.

The two founders of MediaDefender, Randy Saaf, who serves as the Chief Executive Officer of MediaDefender, and OctavioHerrera, who serves as the President of MediaDefender, each invested $2,250,000 in the convertible subordinated debt transaction entered into to fund the acquisition of MediaDefender on the same terms and conditions as the other investors in such financing, as described below at “Financing Transactions with Respect to MediaDefender, Inc. Acquisition”.

In accordance with the Merger Agreement, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf and Octavio Herrera, confirming the terms of their employment.  Mr. Saaf and Mr. Herrera each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves defined operating earnings before interest, taxes, depreciation and amortization (calculated using the same accounting methods and policies as MediaDefender has historically used) (“MediaDefender EBITDA”) exceeding $7,000,000 and $7,500,000 in fiscal 2007 and fiscal 2008, respectively.  Mr. Saaf and Mr. Herrera are each entitled to receive twelve months of severance pay at the rate of 100% of their monthly salary and the pro rata portion of the performance bonus referenced above if they are terminated “without cause”.  In addition, the Company granted stock options to purchase 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable at $3.00 per share for a period of five years and vesting quarterly over a period of three and one-half years.

Upon the closing of the transaction, the Company issued 1,109,032 shares of common stock and a seven-year warrant to purchase 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC (“WNT07”).  The managers of WNT07 are Eric Pulier and Teymour Boutros-Ghali, both of whom were at the time of issuance of the consideration and currently are members of the Company’s Board of Directors.  The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company in connection with the acquisition of MediaDefender.  The consideration issued to WNT07 was approved by the disinterested members of the Company’s Board of Directors.  The shares and warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The shares of common stock were valued at $1,585,916 ($1.43 per share) and the warrants were valued at $83,939, based on a valuation report prepared by an independent valuation firm.  The aggregate value of $1,669,855 was allocated $333,971 (20%) to a covenant not to compete (as described below) and $1,335,884 (80%) to the costs that the Company incurred to acquire MediaDefender, based on management’s estimate of the relative values, as confirmed by the independent valuation firm.  The amount allocated to the covenant not to compete is being amortized through April 1, 2007.

The acquisition of MediaDefender was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005.  The fair value of the intangible assets acquired and their respective amortization periods were determined by an independent valuation firm.  The following table summarizes the assets acquired and liabilities assumed of MediaDefender at July 28, 2005.

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

Pro Forma Information:

The following pro forma operating data presents the results of operations for the year ended December 31, 2005, as if the Company had acquired MediaDefender effective January 1, 2005.  Discontinued operations for the year ended December 31, 2005 are not included.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on January 1, 2005, or of future results of operations.

(in thousands)
(Restated)

Net revenue	$20,637

Net loss	$(35,222)

Adjusted EBITDA	$7,095

Net loss per common share – basic and diluted	$(7.64)

Weighted average common shares outstanding	4,611,149

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

A reconciliation of the Pro Forma Net Loss to Adjusted EBITDA for the year ended December 31, 2005 (as restated) is shown below.

(in thousands)

Net loss	$(35,222)

Add (deduct):
Interest income	(47)
Interest expense	2,971
Amortization of discount on debt	1,956
Amortization of deferred financing costs	900
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable into common stock	45
Amortization of intangible assets	3,749
Depreciation	397
Change in fair value of warrant liability	10,735
Change in fair value of derivative liability	20,043
Income taxes	1,495
Stock-based compensation	73

Adjusted EBITDA	$7,095

Restatement of Financial Statements:

On December 20, 2006, the Company determined that it was necessary to restate the financial statements contained in its previously-filed Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005 and Quarterly Reports on Form 10-QSB or Form 10-QSB/A for the quarterly periods ended September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 (collectively, the “Financial Statements”).  The determination was made by the Company’s Audit Committee following receipt by the Company of comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”), and following consultation with the Company’s senior management, financial advisors and independent registered public accounting firm.  The Staff advised the Company to consider EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and, in light of the guidance set forth in EITF 00-19, to further evaluate the accounting treatment of certain embedded derivatives contained in the outstanding Sub-Debt Notes issued by the Company in July 2005, as well as the accounting treatment of certain warrants issued to the Company’s lenders in July 2005, in conjunction with the acquisition of MediaDefender.  The Company filed the restated Financial Statements on April 19, 2007.  However, the Staff has not indicated whether they may have further comments.  The adjustments to the Financial Statements with respect to the restatements were non-cash in nature and were not caused by or related to any changes in the underlying operating performance of the Company’s business, including revenues, operating costs and expenses, operating income or loss, operating cash flows or adjusted EBITDA.  However, such restatements had a material negative impact on the Company’s previously reported results of operations and earnings per share, current liabilities, net working capital and shareholders’ equity (deficiency).

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined caused such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF 00-19, it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities.  The fair value of these bifurcated derivatives, as determined by an independent valuation firm as of July 28, 2005, was calculated using a lattice (binomial) valuation model, and utilized highly subjective and theoretical assumptions that can materially affect fair values from period to period.

In addition, the recognition of these derivative amounts did not have any impact on revenues, operating expenses, income taxes or cash flows.  The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $30,000,000 of convertible subordinated notes, and is being amortized over the term of the debt.  The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations.  The Company has accounted for registration rights penalties in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006.

In addition to the adjustment for the embedded derivatives associated with the Sub-Debt Notes, the Company revised the initial valuation and subsequent changes to fair value of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing.

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

Going Concern:

As described above, as a result of communications with the Staff of the SEC in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined to restate previously issued financial statements.  As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness and thus triggered an event of default with respect to its registration rights agreements with the holders of such indebtedness.  Accordingly, beginning January 18, 2007, the Company began to incur estimated liquidated damages under its registration rights agreements aggregating approximately $540,000 per month (seven months of which, equivalent to $3,777,000, had been accrued as a current liability at December 31, 2006), and the interest rate on its subordinated convertible notes payable increased from 4% per annum to 12% per annum, an increase of approximately $183,000 per month.

The adjustments to the financial statements with respect to the restatements were non-cash in nature and were not caused by or related to any changes in the underlying operating performance of the Company’s business, including revenues, operating costs and expenses, operating income or loss, income taxes, operating cash flows or adjusted EBITDA.  The fair value of these bifurcated derivatives of $10,534,000, as determined by an independent valuation firm, was calculated using a binomial lattice option-pricing model utilizing highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts, initially recorded as a reduction to the related debt and being amortized to interest expense through the life of the debt, with the resulting changes in fair value of the liability being included in other income (expense) in the statement of operations each reporting period, did not have any impact on revenues, operating expenses, income taxes or cash flows.  However, such restatements had a material negative impact on the Company’s previously reported results of operations and earnings per share, current liabilities, net working capital and shareholders’ equity (deficiency).

During 2005 and 2006, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and to fund its non-event of default scheduled debt service obligations to both the senior and subordinated debt holders, and management currently anticipates that cash flows from operations will be adequate to fund operating and debt service requirements (based on the original terms as contemplated in the senior and subordinated loan agreements) in 2007 and generate operating cash flows in excess of these amounts for at least the next twelve months.

As described above, as a result of the requirement to restate previously issued financial statements, which resulted in the recording of the embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements of $3,777,000, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.

As of December 31, 2006, approximately $13,307,000 was outstanding with respect to the Senior Financing, and approximately $27,658,000 was outstanding with respect to the Sub-Debt Financing.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes as described in the subordinated financing documents.

The Company has not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s 2006 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that currently exist or may come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000.  Any payments made by the Company under the Forbearance and Consent Agreement will `be credited against accrued registration delay cash penalties or any other amounts that are or may become due and payable.  The Company has the right to extend the Forbearance and Consent Agreement through June 30, 2007 by an additional cash payment of $125,000 on or before May 31, 2007.

The Company has entered into an exclusive agreement with a financial advisor to assist in negotiations with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties, and various related matters.  The Company is unable to predict the outcome of such negotiations.  The Company is exploring various alternatives to resolve the defaults under its senior and subordinated debt obligations.  To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner, the ongoing penalties and default interest will have a significant and material negative impact on the Company’s cash flows and earnings, such that the Company may not have sufficient cash resources to maintain operations in the future.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Financing Transactions with Respect to MediaDefender, Inc. Acquisition:

In conjunction with the acquisition of MediaDefender (see “Overview” above), the Company completed a $15,000,000 senior secured debt transaction (the “Senior Financing”) and a $30,000,000 convertible subordinated debt transaction (the “Sub-Debt Financing”).

The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers attached thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”).  Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three years and eleven months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly, with any unpaid principal and accrued interest due and payable at maturity.  Termination and payment of the Senior Notes by the Company prior to maturity does not result in a prepayment fee.  As collateral for the $15,000,000 Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including, but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property.

In addition, not later than ninety days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined in the Note Purchase Agreement (the “Annual Cash Sweep”), to prepay the principal amount of the Senior Notes.  At December 31, 2005, the 2005 Annual Cash Sweep was $390,000, which was shown as a current liability at December 31, 2005, and which was paid in April 2006.  At December 31, 2006, there was no amount payable for the 2006 Annual Cash Sweep.

The Senior Financing investors also received five-year warrants to purchase an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share (collectively, the “Senior Warrants”).  The Senior Warrants were valued at $1,982,500 based on a valuation report prepared by an independent valuation firm utilizing the Black-Scholes option-pricing model, and were recorded as a discount to the $15,000,000 of senior secured debt, and are being amortized to interest expense over the term of the debt.

The Senior Warrants were subject to certain anti-dilution and price reset provisions, as well certain registration rights obligations requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which, if not complied with, subjects the Company to a cash penalty of 1.5% of the Senior Financing per thirty day period.  Accordingly, in accordance with EITF No. 00-19, the fair value of the Senior Warrants was recorded as warrant liability in the Company’s balance sheet at July 28, 2005, and is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in other income (expense) in the statement of operations.

The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”).

Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity.  The interest rate increases to 12.00% per annum during any period in which the Company is in default of its obligations under the Sub-Debt Note.  Commencing September 30, 2006, interest is payable quarterly in cash or shares of common stock, at the option of the Company.  Each Sub-Debt Note had an initial conversion price of $1.55 per share, and was subject to certain anti-dilution, reset and change-of-control provisions.  In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met

Following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing, two times within any twelve-month period, the Company has the right to require the holder of each Sub-Debt Note to convert all or a portion equal to not less than 25% of the note conversion amount (limited to 50% of the note conversion amount if pursuant to clause (a) below) into shares of the Company’s common stock in the event that (a) the closing sale price of the Company’s common stock equals or exceeds $2.32 per share for each of any fifteen consecutive trading days, with a minimum trading volume of 200,000 shares of common stock on each such trading day, (b) the closing sale price of the Company’s common stock equals or exceeds $3.10 per share on each trading day during the fifteen consecutive trading day period, with a minimum trading volume of 200,000 shares of common stock on each such trading day, subject in both cases to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issuance date, or (c) completion of an equity financing (including the issuance of securities convertible into equity securities, or long-term debt securities issued as a unit with equity securities, of the Company) at a price per share of not less than $2.50 generating aggregate gross proceeds of at least $20,000,000 from outside third party investors.

The holders of the Sub-Debt Notes are entitled to receive any dividends paid or distributions made to the holders of common stock to the same extent as if such holders had converted their Sub-Debt Notes into common stock (without regard to any limitations on conversion) and had held such shares of common stock on the record date for such dividend or distribution, with such payment to be made concurrently with the payment of the dividend or distribution to the holders of common stock.

The Sub-Debt Financing investors also received five-year warrants to purchase an aggregate of 1,596,774 shares of common stock at an exercise price of $1.55 per share, subject to certain anti-dilution and price reset provisions (collectively, the “Sub-Debt Warrants”).  The Sub-Debt Warrants were valued at $1,133,710 based on a valuation report prepared by an independent valuation firm utilizing the Black-Scholes option-pricing model, and were recorded as a discount to the $30,000,000 of convertible subordinated debt, and are being amortized to interest expense over the term of the debt.

In conjunction with the aforementioned financing transactions, a Subordination Agreement dated July 28, 2005 was entered into between the Company, the Senior Financing investors, and the Sub-Debt Financing investors pursuant to which the Sub-Debt Financing investors agreed to subordinate their rights to the investors in the Senior Financing on certain terms and conditions described therein.

Legal fees paid or reimbursed by the Company for services provided by the respective legal counsels for the lenders were recorded as a charge to deferred financing costs and are being amortized over the terms of the related debt.

Pursuant to the terms of the Note Purchase Agreement and the Securities Purchase Agreement, the Company was required to amend its Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 shares to 60,000,000 shares.  The Company obtained the requisite approvals of the Board of Directors and stockholders and filed a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State on November 7, 2005 to effect the increase in the authorized shares of common stock.

If all of the securities issued in the Senior Financing and the Sub-Debt Financing are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, it will result in significant dilution to the Company’s existing stockholders and a possible change in control of the Company.  If all of the Company’s outstanding equity-based instruments are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, including those issued in conjunction with the acquisition of MediaDefender, there would be a total of approximately 38,000,000 shares of the Company’s common stock issued and outstanding.

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

The Sub-Debt Notes and the Sub-Debt Warrants were subject to certain registration rights obligations requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which, if not complied with, subjects the Company to a cash penalty of 1.0% of the Sub-Debt Financing per thirty day period.  Accordingly, in accordance with EITF No. 00-19, the fair value of the Sub-Debt Warrants was recorded as warrant liability in the Company’s balance sheet at July 28, 2005, and is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in other income (expense) in the statement of operations.

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined causes such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities.

The fair value of these bifurcated derivatives as of July 28, 2005, as determined by an independent valuation firm, was calculated using a lattice (binomial) valuation model utilizing highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts did not have any impact on revenues, operating expenses or cash flows.  The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $30,000,000 of convertible subordinated notes, and is being amortized over the term of the debt.  The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in other income (expense) in the statement of operations.  The Company has accounted for registration rights penalties in accordance with SFAS No. 5, “Accounting for Contingencies”, and EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006.

The Sub-Debt Notes contain several embedded derivative features (both assets and liabilities) that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The material derivative features include:  (1) the standard conversion feature of the debentures, (2) a limitation on the conversion by the holder, and (3) the Company’s right to force conversion.  An independent valuation firm valued the embedded derivative features and determined that, except for the above-noted features, the remaining derivate attributes (both assets and liabilities) were immaterial, both individually and in the aggregate, and effectively offset each other.  The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.

The Company determined that the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing created derivative liabilities in accordance with EITF 00-19 because share settlement of these financial instruments was not within the control of the Company, since the Company could not conclude that it had sufficient authorized but unissued common shares available to satisfy its potential share obligations under the warrant agreements.  The Company reached this conclusion because:   (1) the Company has an obligation to file a registration statement with the SEC to register the common stock underlying the warrants, and to have such registration statement declared effective, and to maintain effective such registration statement, or to pay penalties in the form of liquidated damages for each thirty-day period that such registration statement is not effective, (2) the warrants contained dilution protection features, with no limit or cap on the number of shares that could be issued by the Company pursuant to such provisions, and (3) the warrants contained certain price reset features.  Because the warrants contain certain anti-dilution and price reset provisions, as well as have registration rights, the fair value of the warrants was accounted for as a derivative and presented as warrant liability.

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), effective July 28, 2005, the Company issued to Broadband a Sub-Debt Note in the amount of $1,460,500 (in addition to the $30,000,000 referred to above) and five-year warrants to purchase 1,516,935 shares of common stock with an exercise price of $1.55 per share.  The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors.  The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Broadband warrants were valued at $1,077,024 based on a valuation report prepared by an independent valuation firm utilizing the Black-Scholes option-pricing model.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized to other expense over the term of the debt.  The securities issued to Broadband were accounted for in a manner consistent with the accounting for the Sub-Debt Notes and Sub-Debt Warrants as described above.

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), effective July 28, 2005, the Company issued to Libra a seven-year warrant to purchase 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant”).  The Warrant was issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the shares underlying the Libra Warrant in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The Libra Warrant was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra Warrant was valued at $175,750 based on a valuation report prepared by an independent valuation firm utilizing the Black-Scholes option-pricing model.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized to other expense over the term of the debt.

The Libra Warrant was subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which if not complied with could subject the Company to a cash penalty of $5,000 per thirty day period.  In accordance with EITF No. 00-19, the fair value of the warrants was recorded as warrant liability at July 28, 2005, and was being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in other income (expense) in the statement of operations as other income (expense).  Effective April 19, 2006, the Libra Warrant was exercised on a cashless basis at $2.00 per share, resulting in the issuance of 123,864 shares of common stock.

At the date of exercise of any of the Senior Warrants, the Sub-Debt Warrants or the Libra Warrant, or the conversion of Sub-Debt Notes into common stock, the pro rata fair value of the related warrant liability and/or embedded derivative liability is transferred to additional paid-in capital.

Pursuant to the Senior Financing and Sub-Debt Financing documents, the Company is required to comply on a quarterly basis with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio.  These financial covenants are identical in the Senior Financing and the Sub-Debt Financing documents.

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability in accordance with SFAS No. 133 and EITF 00-19, the Company was not in compliance with certain of these financial covenants at December 31, 2005.

On April 7, 2006, the lenders provided waivers with respect to such past events of default under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.  In consideration thereof, the Company offered to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share on certain terms and conditions.  Any exercise of the aforementioned warrants at the reduced exercise price was required to be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  The Company also agreed to utilize 25% of the net proceeds from the exercise of the warrants held by the investors in the Senior Financing to reduce the respective principal balances on the Senior Notes payable held by such exercising investors, and to pay any related unpaid accrued interest on such principal payments.  The aforementioned waivers did not extend to the embedded derivative liabilities associated with the Sub-Debt.

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

On November 7, 2006, the Company entered into a waiver (the “Sub-Debt Waiver”) with the holders of the Sub-Debt Notes.  A provision of the Sub-Debt Notes contains a negative covenant pertaining to the Company’s Consolidated Fixed Charge Coverage Ratio (as such term is defined in the Sub-Debt Notes), which is to be calculated on a quarterly basis (the “Fixed Charge Covenant”).  The Fixed Charge Covenant did not contemplate that the first cash payment of accrued interest was not due and payable to the holders of the Sub-Debt Notes until September 30, 2006 (the “First Interest Payment”), an approximate fourteen-month period from the original issuance date of the Sub-Debt Notes.  As a result of the Company timely making the First Interest Payment, the Company was forced to breach the Fixed Charge Covenant.  The holders of the Sub-Debt Notes agreed to waive this event of default under the Sub-Debt Notes that may have been triggered due to a breach of the Fixed Charge Covenant resulting from the First Interest Payment.

On November 7, 2006, the Company also entered into a waiver (the “Senior Waiver”) with the purchasers of the Senior Notes originally issued by the Company.  The Note Purchase Agreement contains the same Fixed Charge Covenant that is contained in the Sub-Debt Notes (the “Senior Fixed Charge Covenant”).  As a result of the Company timely making the First Interest Payment, the Company was forced to breach the Senior Fixed Charge Covenant.  The holders of the Senior Notes agreed to waive the event of default under the Note Purchase Agreement that may have been triggered due to a breach of the Senior Fixed Charge Covenant resulting from the First Interest Payment.

The financing documents governing the terms and conditions of the senior and subordinated indebtedness require the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder.  A resale registration statement on Form SB-2, as amended (Reg. No. 333-129626), was declared effective by the SEC on December 9, 2005.  The Company subsequently filed Post-Effective Amendment No. 1 to the registration statement on Form SB-2 (Reg. No. 333-129626), which was declared effective by the SEC on May 1, 2006.

As a result of the determination to restate previously issued financial statements (see “Restatement of Financial Statements” above), the Form SB-2 has not been available for use by the holders since December 21, 2006.

The financing documents specify that an event of default of the senior and subordinated indebtedness is triggered if a resale registration statement is unavailable for use by the holders for a period of more than ten consecutive trading days after the expiration of an allowable ten day grace period.  The Company invoked its use of the ten-day allowable grace period on December 21, 2006, which expired on December 31, 2006.  As of January 18, 2007, the Form SB-2 remained unavailable for use by the holders, and it will continue to be unavailable for use until the Company prepares and files a post-effective amendment to the Form SB-2 with restated financial statements and other required financial statements, as appropriate, which is then declared effective by the SEC.  Accordingly, an event of default of the senior and subordinated indebtedness has been triggered by the unavailability of the Form SB-2 to the holders.  The financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original Senior Financing, on a pro rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original Sub-Debt Financing, on a pro rata basis.  These cash penalties are due and payable by the Company at the end of each thirty-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 30, 2007.  The Company has not made any cash penalty payments to the holders of the Senior Financing or the Sub-Debt Financing.

The Company delivered notice to holders of its outstanding senior and subordinated indebtedness that, as of January 18, 2007, an event of default had been triggered under their respective senior and subordinated financing documents.  As of December 31, 2006, approximately $13,307,000 was outstanding with respect to the Senior Financing, and approximately $27,658,000 was outstanding with respect to the Sub-Debt Financing.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes as described in the subordinated financing documents.  The Company has not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.  All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006.  In addition, the quarterly interest payment due on the outstanding senior indebtedness in March 2007 was timely paid.  Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that currently exist or may come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000.  Any payments made by the Company under the Forbearance and Consent Agreement will be credited against accrued registration delay cash penalties or any other amounts that are or may become due and payable.  The Company has the right to extend the Forbearance and Consent Agreement through June 30, 2007 by an additional cash payment of $125,000 on or before May 31, 2007.

The Forbearance and Consent Agreement did not impact the investors in the Sub-Debt Financing.  As the Subordination Agreement (as described above) limits the rights of the investors in the Sub-Debt Financing, the Company has not paid any interest or penalties to the investors in the Sub-Debt Financing in 2007.  The Company has not entered into any agreements with the investors in the Sub-Debt Financing.

As previously discussed, at December 31, 2006, the registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder of the senior and subordinated indebtedness was not effective.  Management currently estimates that a registration statement covering such shares of common stock could be declared effective no earlier than August 2007.  Accordingly, in accordance with SFAS No. 5, “Accounting for Contingencies”, and EITF 00-19-2, which the Company adopted as of December 31, 2006, the Company has accrued seven months liquidated damages under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations and a current liability at December 31, 2006.  Since the registration rights component of the derivative liabilities was not material through September 30, 2006, there was no cumulative-effect adjustment recorded as a result of the transition rules with respect to the adoption of EITF-00-19-2 at December 31, 2006.  The Company will continue to review the status of the registration statement and adjust the accrued liquidated damages under the registration rights agreements at each quarter end as appropriate.

As described above, as a result of the requirement to restate previously issued financial statements, which resulted in the recording of the embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements of $3,777,000, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.

The Company has entered into an exclusive agreement with a financial advisor to assist in negotiations with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties, and various related matters.  The Company is unable to predict the outcome of such negotiations.  The Company is exploring various alternatives to resolve the defaults under its senior and subordinated debt obligations.  To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner, the ongoing penalties and default interest will have a significant and material negative impact on the Company’s cash flows and earnings, such that the Company may not have sufficient cash resources to maintain operations in the future.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Critical Accounting Policies:

The discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, tangible and intangible assets, warrant and derivative liabilities, income taxes, and contingencies and litigation, among others.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:  revenue recognition, stock-based compensation, goodwill, intangible assets and long-lived assets, derivative instruments, income taxes and accounts receivable.

Revenue Recognition.  The Company complies with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, and recognizes revenue when all four of the following criteria are met:  (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured.

E-commerce revenue consists primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, including shipping fees, and is recognized when the products are shipped.  The Company records e-commerce revenue on a gross basis as the Company enters into the sale transactions with customers, establishes the prices of the products, chooses the suppliers of the products, assumes the risk of inventory loss and collects all amounts from the customers and assumes the credit risk.  In certain circumstances, e-commerce revenue is subject to royalties, and such expense is recorded as part of cost of e-commerce revenue.

The Company records amounts charged to customers for shipping and handling in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”).  Pursuant to EITF 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the statement of operations.

Media revenue consists primarily of the sale of advertisements and sponsorships under short-term contracts.  To date, the duration of the Company’s advertising commitments has generally averaged from one to three months, although certain programs can last up to one year.  The Company’s online obligations typically include the guarantee of a minimum number of times (“impressions”) that an advertisement appears in pages viewed by the users of the Company’s online properties.  Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is reasonably assured.  To the extent that minimum guaranteed page deliveries are not met, recognition of the corresponding revenue is deferred until the guaranteed impressions are delivered.

The Company recognizes revenue for sponsorship arrangements over the period during which the advertising is provided, generally on a straight-line basis.  The Company recognizes revenue for a banner impression deliverable as the banner impressions are delivered.  The Company recognizes revenue for web-page sponsorships on a straight-line basis over the term of the sponsorship.  The Company recognizes revenue for custom content when the content is provided to the customer.

Anti-piracy and file-sharing marketing services revenue is recognized on a monthly basis as services are provided to customers.  Deferred revenue is recorded for customers who prepay the full, or any portion, of their respective contracts.

Stock-Based Compensation.  Prior to January 1, 2006, the Company accounted for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Under APB No. 25, compensation expense was recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date.

The Company accounted for stock issued to non-employees in accordance with SFAS No. 123, which required entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant, and EITF 96-18, “Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”, which addressed the measurement date and recognition approach for stock-based transactions.  The Company recognized compensation expense related to variable awards in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).  For fixed awards, the Company recognized expense over the vesting period or the period of service.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share- Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123R superceded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amended SFAS No. 95, “Statement of Cash Flows”.  SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the related cost recognized as compensation expense over the vesting period of the awards.  The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

Goodwill, Intangible Assets and Long-Lived Assets.  Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

SFAS No. 142 requires goodwill to be tested for impairment at least on an annual basis and more often under certain circumstances, and written down when impaired.  An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates.  The Company uses a rate corresponding to its cost of capital, risk adjusted where appropriate, in determining discounted cash flows.  Estimated cash flows are determined by disaggregating the business segments to a reporting level for which meaningful identifiable cash flows can be determined.  When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, the Company will perform an impairment test to measure the amount of the impairment loss, if any.  Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.  In determining the estimated future cash flows, the Company considers current and projected future levels of income based on management’s plans for that business, as well as business trends, prospects and market and economic conditions.

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

Derivative Instruments.  Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires all derivatives to be recorded on the balance sheet at fair value.  The calculation of the fair value of derivatives utilizes highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts does not have any impact on cash flows.

EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, an asset or a liability.  Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.

The Company has accounted for registration rights penalties in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006.  Since the registration rights component of the derivative liabilities was not material through September 30, 2006, there was no cumulative-effect adjustment recorded as a result of the transition rules with respect to the adoption of EITF-00-19-2 at December 31, 2006.

The Company accounts for derivatives, including the embedded derivatives associated with the Sub-Debt Notes and the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing, at fair value, adjusted at the end of each reporting period to reflect any material changes, with any such changes included in other income (expense) in the statement of operations.

At the date of exercise of any of the warrants, or the conversion of Sub-Debt Notes into common stock, the pro rata fair value of the related warrant liability and/or embedded derivative liability is transferred to additional paid-in capital.

Income Taxes.  The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Accounts Receivable.  The Company grants credit to its customers generally in the form of short-term trade accounts receivable.  Accounts receivable are stated at the amount that management expects to collect from outstanding balances.  When appropriate, management provides for probable uncollectible amounts through a provision for doubtful accounts and an adjustment to a valuation allowance.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Concentrations of credit risk with respect to trade receivables generated by the Company’s operations are generally limited.  However, MediaDefender’s customers consist primarily of large reputable companies in the music and entertainment industries.

Recent Accounting Pronouncements:

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107.  SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.  The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements.  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”.  The guidance in EITF 00-19-2 amends FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted.  The Company has chosen to early adopt EITF 00-19-2 effective December 31, 2006, the effect of which is discussed at “Financing Transactions With Respect to MediaDefender, Inc. Acquisition” above.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.  The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements.  SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach and then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company adopted SAB No. 108 during 2006.  The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position.  The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe that the adoption of FIN 48 will have a material effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Results of Operations - Years Ended December 31, 2006 and 2005:

The following table presents information with respect to the Company’s consolidated statements of operations, excluding income (loss) from discontinued operations, as to actual amounts and as a percentage of total net revenue, for the years ended December 31, 2006 and 2005.  As a result of the acquisition of MediaDefender effective July 28, 2005, the operations of MediaDefender have been consolidated for the five months ended December 31, 2005, as compared to the twelve months ended December 31, 2006.  Accordingly, the Company’s results of operations for the year ended December 31, 2005 are not directly comparable to its results of operations for the year ended December 31, 2006.

Consolidated Statements of Operations ($000):

	Years Ended December 31,
	2006		2005
	$	%	$	%
:			(Restated)	(Restated)
Net revenue
E-commerce	$2,649	11.0%	$2,665	19.1%
Media	5,670	23.6%	5,297	37.9%
Anti-piracy and file-sharing marketing services	15,743	65.4%	6,009	43.0%
Total net revenue	24,062	100.0%	13,971	100.0%
Cost of revenue:
E-commerce	2,495	10.4%	2,400	17.2%
Media	3,088	12.8%	2,745	19.7%
Anti-piracy and file-sharing marketing services	7,797	32.4%	2,659	19.0%
Total cost of revenue	13,380	55.6%	7,804	55.9%
Gross profit	10,682	44.4%	6,167	44.1%
Operating expenses:
Sales and marketing	1,163	4.9%	527	3.8%
General and administrative (including stock-based compensation)	9,213	38.3%	4,138	29.6%
Provision for doubtful accounts	705	2.9%	105	0.7%
Total operating costs	11,081	46.1%	4,770	34.1%
Income (loss) from operations	(399)	(1.7)%	1,397	10.0%
Interest income	126	0.5%	29	0.2%
Interest expense	(5,852)	(24.3)%	(2,873)	(20.6)%
Estimated liquidated damages under registration rights agreements	(3,777)	(15.7)%	—	—
Other income, net	57	0.2%	—	—
Change in fair value of warrant liability	1,124	4.7%	(10,735)	(76.8)%
Change in fair value of embedded liability	7,792	32.4%	(20,043)	(143.5)%
Reduction in exercise price of warrants	(641)	(2.6)%	—	—
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and principal payments on senior secured notes payable	(1,624)	(6.7)%	(45)	(0.3)%
Amortization of deferred financing costs	(858)	(3.6)%	(402)	(2.9)%
Loss from continuing operations before income taxes	(4,052)	(16.8)%	(32,672)	(233.9)%
Provision for income taxes	838	3.5%	241	1.7%
Loss from continuing operations	(4,890)	(20.3)%	$(32,913)	(235.6)%

The Company evaluates performance based on, among other factors, earnings or loss before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which is a non-GAAP financial measure.  Adjusted EBITDA also excludes stock-based compensation, changes in the fair value of warrant liability and derivative liability, and other non-cash write-offs and charges.  Management excludes these items in assessing financial performance, primarily due to their non-operational nature or because they are outside of the Company’s normal operations.  The Company has provided this information because management believes that it is useful to investors in understanding the Company’s financial condition and results of operations.

Included in Adjusted EBITDA are direct operating expenses for each segment.  The following table summarizes net revenue and Adjusted EBITDA by operating segment for the years ended December 31, 2006 and 2005, respectively.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Loss to Adjusted EBITDA is also provided.

	Years Ended December 31,
	2006	2005
		(Restated)
	(in thousands)

Net Revenue:
E-commerce	$2,649	$2,665
Media	5,670	5,297
Anti-piracy and file-sharing marketing services	15,743	6,009
	$24,062	$13,971

Adjusted EBITDA:
E-commerce	$6	$157
Media	1,919	2,198
Anti-piracy and file-sharing marketing services	8,935	3,851
	10,860	6,206
Corporate:
General and administrative expenses	(4,672)	(2,969)
Estimated liquidated damages under registration rights agreements	(3,777)	—
	$2,411	$3,237

	Years Ended December 31,
	2006	2005
		(Restated)
	(in thousands)

Reconciliation of Adjusted EBITDA to Net Loss:
Adjusted EBITDA per segments	$2,411	$3,237
Stock-based compensation	(2,281)	(73)
Depreciation and amortization	(554)	(205)
Amortization of intangible assets	(3,752)	(1,562)
Amortization of deferred financing costs	(858)	(402)
Reduction in exercise price of warrants	(641)	—
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and principal payments on senior secured notes payable	(1,624)	(45)
Interest income	126	29
Other income, net	57	—
Interest expense, including amortization of discount on debt of $3,142 and $1,486 in 2006 and 2005, respectively	(5,852)	(2,873)
Change in fair value of warrant liability	1,124	(10,735)
Change in fair value of derivative liability	7,792	(20,043)
Provision for income taxes	(838)	(241)
Loss from discontinued operations of ARTISTdirect Records, LLC	—	(271)
Gain from sale of ARTISTdirect Records, LLC (substantially all non-cash)	—	21,079
Net loss	$(4,890)	$(12,105)

Management believes that Adjusted EBITDA enhances an overall understanding of the Company’s financial performance by investors because it is frequently used by securities analysts and other interested parties in evaluating companies in its industry segment.  In addition, management believes that Adjusted EBITDA is useful in evaluating the Company’s operating performance compared to that of other companies in its industry segment because the calculation of Adjusted EBITDA eliminates the accounting effects of financing costs, income taxes and capital spending, which items may vary for different companies for reasons unrelated to overall operating performance.

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

Net Revenue.  The Company’s net revenue increased by $10,091,000 or 72.2%, to $24,062,000 for the year ended December 31, 2006, as compared to $13,971,000 for the year ended December 31, 2005, primarily as a result of the acquisition of MediaDefender on July 28, 2005.  Accordingly, MediaDefender’s revenues were consolidated for twelve months in 2006, as compared to five months in 2005.

MediaDefender provided revenue of $15,743,000 for the year ended December 31, 2006, as compared to revenue of $6,009,000 for the year ended December 31, 2005.  Included in MediaDefender’s 2006 revenues was $580,000 from file-sharing marketing services which MediaDefender introduced in 2006, including $500,000 from a short-term program with a new entertainment services customer during the three months ended June 30, 2006.  MediaDefender’s revenue accounted for 65.4% of the Company’s total net revenue for the year ended December 31, 2006, as compared to 43.0% of the Company’s total net revenue for the year ended December 31, 2005.  The Company expects that revenues from MediaDefender will represent a significant proportion of its total revenues in the foreseeable future.

During the year ended December 31, 2006, approximately 73% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 27%, another customer accounting for 25%, a third customer accounting for 11%, and a fourth customer accounting for 10%.  During the year ended December 31, 2005, approximately 64% of MediaDefender’s consolidated revenues were from two customers, with one customer accounting for 35% and the other customer accounting for 29%.

At September 30, 2006, MediaDefender was owed $580,000 by a major music industry customer for anti-piracy services rendered from February through September 2006.  At September 30, 2006, this customer had asserted certain offsets against MediaDefender’s invoices.  In December 2006, in consultation with legal counsel, the Company resolved this matter, as a result of which the Company reserved $280,000 at December 31, 2006 and collected $300,000 in January 2007.

Media revenue increased by $373,000, or 7.0%, to $5,670,000 for the year ended December 31, 2006, as compared to $5,297,000 for the year ended December 31, 2005.  A short-term program with a major advertiser/sponsor during the three months ended June 30, 2005 contributed approximately $1,786,000 or 34% of media revenue for the year ended December 31, 2005.  The program ended June 30, 2005 and, as designed, did not continue.  The Company was able to replace this single revenue source with multiple revenue sources in 2006.

The increase in media revenues in 2006 as compared to 2005 was primarily the result of an increase in the number of online advertisers, an increase in the cost per thousand (“CPM”) amounts earned from the sales of impression and non-impression based advertising, and the expansion of the Company’s affiliations with other web-sites for which the Company both markets advertising and participates in advertising revenues, as well as ancillary traffic associated with the acquisition of MediaDefender.  The Company markets and sells advertising on a CPM basis to advertising agencies and directly to various companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network.  The Company also markets and sells sponsorships for various portions of the ARTISTdirect Network.  Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising to specific areas or sections of the Company’s web-sites.  During the years ended December 31, 2006 and 2005, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.  The Company intends to continue to focus on increasing revenue from its media operations business segment in 2007.

E-commerce revenue decreased by $16,000, or 0.6%, to $2,649,000 for the year ended December 31, 2006, as compared to $2,665,000 for the year ended December 31, 2005.  During the years ended December 31, 2006 and 2005, approximately 67% of e-commerce revenues were generated from the products related to a single music merchandising entity.

Cost of Revenue.  The Company’s total cost of revenue increased by $5,576,000 or 71.5%, to $13,380,000 for the year ended December 31, 2006, as compared to $7,804,000 for the year ended December 31, 2005, primarily as a result of the acquisition of MediaDefender on July 28, 2005.  Depreciation of property and equipment is included in cost of revenue for all business segments.

MediaDefender’s cost of revenue was $7,797,000 or 49.5% of its net revenue in 2006, as compared to $2,659,000 or 44.3% of its net revenue in 2005.  The increase in MediaDefender’s cost of revenues in 2006 as compared to 2005 reflects the impact of increasing bandwidth, personnel and occupancy costs incurred during 2006, which costs are expected to have a continuing negative impact on cost of revenue in 2007, but which are expected to provide increased revenue in the long-term.  The Company expects to recover some of these incremental costs as its contracts are renegotiated in 2007, and is also implementing new strategies to increase revenues and improve margins in the short-term from both existing and new business initiatives.  However, management does not expect that its new business initiatives will contribute significantly to revenue and gross margin until the third quarter of 2007, at the earliest.  Included in MediaDefender’s 2006 cost of revenue are third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of MediaDefender’s services of approximately $120,000, which efforts are expected to continue in 2007.  Also included in MediaDefender’s cost of revenue for the years ended December 31, 2006 and 2005 was the amortization of proprietary technology acquired in the MediaDefender transaction of $2,534,000 and $1,056,000, respectively.

Media cost of revenue increased by $343,000 or 12.5% to $3,088,000 for the year ended December 31, 2006, as compared to $2,745,000 for the year ended December 31, 2005, primarily as a result of an increase in impressions being delivered by affiliate web-sites with which the Company has revenue-sharing arrangements and advertising serving costs.  The Company is in the process of implementing various business initiatives to improve operating results throughout the network.

E-commerce cost of revenue increased by $95,000, or 4.0%, to $2,495,000 for the year ended December 31, 2006, as compared to $2,400,000 for the year ended December 31, 2005.

As a result of the foregoing, gross profit was $10,682,000 for the year ended December 31, 2006, as compared to $6,167,000 for the year ended December 31, 2005, reflecting gross margins of 44.4% and 44.1%, respectively.  A summary of gross profit and gross margin by segment is as follows ($000):

	Years Ended December 31,
	2006		2005
Segment:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
E-commerce	$154	5.8%	$265	9.9%
Media	2,582	45.5%	2,552	48.2%
Anti-piracy and file-sharing marketing services	7,946	50.5%	3,350	55.7%
Totals	$10,682	44.4%	$6,167	44.1%

Sales and Marketing.  The Company’s sales and marketing expense increased by $636,000, or 120.7%, to $1,163,000 for the year ended December 31, 2006, as compared to $527,000 for the year ended December 31, 2005, primarily as a result of the amortization of customer relationships acquired in the MediaDefender transaction of $755,000 and $314,000 in 2006 and 2005, respectively.

General and Administrative.  The Company’s general and administrative expense increased by $5,075,000, or 122.6%, to $9,213,000 for the year ended December 31, 2006, as compared to $4,138,000 for the year ended December 31, 2005, in part as a result of the acquisition of MediaDefender.

For the year ended December 31, 2006, general and administrative expenses included stock-based compensation costs of $2,281,000, as compared to $73,000 for the year ended December 31, 2005, primarily as a result of the adoption of SFAS No. 123R effective January 1, 2006, and the amortization of non-competition agreements in 2006 and 2005 of $463,000 and $193,000, respectively, resulting from the MediaDefender transaction.

During the year ended December 31, 2006, the Company incurred legal, accounting, consulting and printing fees and costs of approximately $750,000 relating to the preparation and filing of various documents with the SEC, amendments to its financing agreements, the annual stockholders meeting, and other ordinary course legal and accounting matters.  As a result of the necessity to restate the Company’s previously-issued financial statements (which were filed with the SEC on April 19, 2007) and the resultant default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above), the Company expects to incur significant continuing costs in this regard in 2007.  General and administrative expenses also increased in 2006 as compared to 2005 as a result of increased management and board compensation, consulting fees, rent and occupancy costs, insurance expense and Delaware franchise taxes.

Significant components of general and administrative expenses consist of management compensation (and bonuses, when applicable), personnel and personnel-related costs, insurance, legal and accounting fees, board compensation, consulting fees and occupancy costs.

The Company currently estimates that MediaDefender’s senior management will earn performance bonuses pursuant to their respective employment agreements aggregating $700,000 during 2007 based on achieving the requisite MediaDefender EBITDA threshold in 2007 of $7,000,000.

Provision for Doubtful Accounts.  The Company’s provision for doubtful accounts increased to $705,000 for the year ended December 31, 2006, as compared to $105,000 for the year ended December 31, 2005.

The provision for doubtful accounts for the years ended December 31, 2006 and 2005 by segment was as follows:

	Years Ended December 31,
	2006	2005
	(in thousands)

E-commerce	$34	$21
Media	317	83
Anti-piracy and file-sharing marketing services	354	1
Total	$705	$105

The increase in the provision for doubtful accounts with respect to the media segment in 2006 related to network advertising services rendered prior to July 2006, the collection of which was uncertain at December 31, 2006.  The increase in the provision for doubtful accounts with respect to anti-piracy and file-sharing marketing services in 2006 relates primarily to the $280,000 adjustment related to amounts due from a major music industry customer for anti-piracy services rendered in 2006 (as described above).  The Company has reallocated resources in its accounting department and enhanced its financial controls and procedures to manage accounts receivable more effectively and attempt to limit future charges for bad debt write-offs.

Income (Loss) from Operations.  For the year ended December 31, 2006, loss from operations was $(399,000), as compared to income from operations of $1,397,000 for the year ended December 31, 2005.

Interest Income.  Interest income was $126,000 and $29,000 for the years ended December 31, 2006 and 2005, respectively.

Interest Expense.  Interest expense of $5,852,000 and $2,873,000 relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of subordinated convertible notes payable issued in the Sub-Debt Financing, which bear interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of this discount on debt included in interest expense for the years ended December 31, 2006 and 2005 was $730,000 and $337,000, respectively.

The Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.  Accordingly, the amortization of this discount on debt included in interest expense for the years ended December 31, 2006 and 2005 was $2,142,000 and $1,266,000, respectively.

Estimated Liquidated Damages Under Registration Rights Agreements.  As discussed above at “Going Concern”, at December 31, 2006, the registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder of the senior and subordinated indebtedness was not effective.  Management currently estimates that a registration statement covering such shares of common stock could be declared effective no earlier than August 2007.  Accordingly, in accordance with SFAS No. 5, “Accounting for Contingencies”, and EITF 00-19-2, which the Company adopted as of December 31, 2006, the Company has accrued seven months liquidated damages under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations and a current liability at December 31, 2006.  Since the registration rights component of the derivative liabilities was not material through September 30, 2006, there was no cumulative-effect adjustment recorded as a result of the transition rules with respect to the adoption of EITF-00-19-2 at December 31, 2006.  The Company will continue to review the status of the registration statement and adjust the accrued liquidated damages under the registration rights agreements at each quarter end as appropriate.

Other Income, Net.  Other income, net, was $57,000 for the year ended December 31, 2006.  The Company did not have any other income, net, for the year ended December 31, 2005.

Change in Fair Value of Warrant Liability.  In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any changes in the fair value such liability and is included in the statement of operations as other income (expense).  For the years ended December 31, 2006 and 2005, the Company recorded income (expense) of $1,124,000 and ($10,735,000), respectively, to reflect the change in warrant liability during such periods.

Change in Fair Value of Derivative Liability.  In accordance with EITF 00-19, the fair value of the embedded derivatives was bifurcated from the subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability.  The carrying value of the derivative liability is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense).  For the years ended December 31, 2006 and 2005, the Company recorded income (expense) of $7,792,000 and ($20,043,000), respectively, to reflect the change in derivative liability during such periods.

Reduction in Exercise Price of Warrants.  Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing to amend their respective registration rights agreements and to amend and waive certain financial covenants.  In consideration thereof, the Company offered to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share on certain terms and conditions.  Any exercise of the aforementioned warrants at the reduced exercise price was required to be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  As a result of the aforementioned warrant exercise price reductions, during the year ended December 31, 2006, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $641,000, consisting of $218,000 relating to the warrants held by the investors in the Sub-Debt Financing and $423,000 relating to the warrants held and exercised by the investors in the Senior Financing.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $858,000 and $402,000 for the years ended December 31, 2006 and 2005, respectively.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Due to Conversion of Subordinated Convertible Notes Payable and Principal Payments on Senior Secured Notes Payable.  Deferred financing costs and debt discount costs aggregating $1,624,000 and $45,000 were charged to operations as a result of the conversion of subordinated convertible notes payable and the principal payments on senior secured notes payable during the years ended December 31, 2006 and 2005, respectively.

Loss from Continuing Operations Before Income Taxes.  As a result of the aforementioned factors, the loss from continuing operations before income taxes was $(4,052,000) for the year ended December 31, 2006, as compared to a loss from continuing operations before income taxes of $(32,672,000) for the year ended December 31, 2005.

Provision for Income Taxes.  As a result of the profitable operations of MediaDefender, the non-deductibility of certain non-cash charges for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $838,000 for the year ended December 31, 2006, as compared to a provision for income taxes of $241,000 for the year ended December 31, 2005.

Discontinued Operations.  On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings, Inc., a Delaware corporation and wholly-owned subsidiary, to Radar Records Holdings, LLC (“Radar Records”), an entity owned by Frederick W. (Ted) Field, the Company’s Chairman, pursuant to a Transfer Agreement, for a cash payment of $115,000.  ADI and Radar Records had previously entered into an agreement to form a co-venture to develop a new record label, ARTISTdirect Records, LLC (“ARTISTdirect Records”), effective June 29, 2001.  As a result of the completion of this transaction on February 28, 2005, ADI no longer had any equity or other economic interest in ARTISTdirect Records.

For the year ended December 31, 2005, the Company recognized a loss from discontinued operations of $271,000, reflecting ADI’s interest in ARTISTdirect Records for the two months ended February 28, 2005.

As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, the Company recognized a gain (primarily non-cash) of $21,079,000 in its consolidated statement of operations for the year ended December 31, 2005, primarily as a result of the elimination of the liabilities of ARTISTdirect Records.

Net Loss.  As a result of the foregoing factors, net loss was $(4,890,000) for the year ended December 31, 2006, as compared to a net loss of $(12,105,000) for the year ended December 31, 2005.

Liquidity and Capital Resources:

Going Concern:

As more fully described above at “Going Concern”, as a result of communications with the Staff of the SEC in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate previously issued financial statements.

As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness and thus incurred an event of default with respect to it registration rights agreements with the holders of such indebtedness.  Accordingly, beginning January 18, 2007, the Company began to incur estimated liquidated damages under its registration rights agreements aggregating approximately $540,000 per month (seven months of which, equivalent to $3,777,000, had been accrued as a current liability at December 31, 2006), and the interest rate on its subordinated convertible notes payable increased from 4% per annum to 12% per annum, an increase of approximately $183,000 per month.

As described above, as a result of the requirement to restate previously issued financial statements, which resulted in the recording of the embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements of $3,777,000, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s 2006 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

The Company has entered into an exclusive agreement with a financial advisor to assist in negotiations with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties, and various related matters.  The Company is unable to predict the outcome of such negotiations.  The Company is exploring various alternatives to resolve the defaults under its senior and subordinated debt obligations.  To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner, the ongoing penalties and default interest will have a significant and material negative impact on the Company’s cash flows and earnings, such that the Company may not have sufficient cash resources to maintain operations in the future.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Overview.

Until the acquisition of MediaDefender effective July 28, 2005, the Company financed its continuing operations primarily from the sale of its equity securities.  Concurrent with the acquisition of MediaDefender in July 2005, the Company completed a $15,000,000 Senior Financing and a $30,000,000 Sub-Debt Financing, which generated approximately $1,000,000 for general working capital purposes.  In addition, MediaDefender had working capital of $2,745,000 at the acquisition date.  The Company anticipates that this business will continue to generate profitable results of operations and cash flows.

As of December 31, 2006 and 2005, the Company had $5,602,000 and $3,102,000 of unrestricted cash and cash equivalents, respectively.  At December 31, 2006, the Company had a working capital deficiency of $50,816,000, primarily because of the reclassification of senior secured notes payable and subordinated convertible notes payable from long-term liabilities to current liabilities, the accrual of estimated liquidated damages payable under registration rights agreements of $3,777,000, and warrant liability of $4,715,000 and derivative liability of $18,356,000 at such date.  At December 31, 2005, the Company had a working capital deficiency of $41,986,000, primarily because of warrant liability of $15,104,000 and derivative liability of $30,202,000 at such date.

During December 2006, the Company made the required $1,050,000 cash payment to the founders of MediaDefender, and paid accrued interest to its lenders aggregating $657,000.

During the year ended December 31, 2006, the Company issued 2,203,870 shares of common stock upon the conversion of $3,416,000 of subordinated convertible notes payable.  During the year ended December 31, 2005, the Company issued 250,000 shares of common stock upon the conversion of $386,221 of subordinated convertible notes payable, including 825 shares as payment for accrued interest related to the principal converted.

During 2005 and 2006, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and to fund its non-event of default scheduled debt service obligations to both the senior and subordinated debt holders, and management currently anticipates that cash flows from operations will be adequate to fund operating and debt service requirements (based on the original terms as contemplated in the senior and subordinated loan agreements) in 2007 and generate operating cash flows in excess of these amounts for at least the next twelve months.

Operating.  Net cash provided by operating activities for the year ended December 31, 2006 was $900,000, as compared to net cash provided by operating activities for the year ended December 31, 2005 of $1,486,000.

Net cash provided by continuing operations for the year ended December 31, 2006 was $988,000, as compared to net cash provided by continuing operations for the year ended December 31, 2005 of $1,524,000.

Operating cash flow from continuing operations decreased in 2006 as compared to 2005 primarily as a result of a substantial increase in various general and administrative expenses in 2006, including SEC reporting, registration and compliance costs (including costs related to the restatement), board fees, corporate governance costs, management compensation and consulting costs, occupancy costs, insurance costs and Delaware franchise taxes.  The impact on operating cash flow from continuing operations in 2006 from the increase in accounts receivable was substantially offset by the accrual for estimated liquidated damages payable under registration rights agreements at December 31, 2006.

Investing.  Net cash used in investing activities for the year ended December 31, 2006 was $2,127,000, which consisted of guaranteed payments to MediaDefender management of $1,050,000 and additions to property and equipment of $1,077,000.  Additions to property and equipment in 2006 included leasehold improvements related to the Company’s new Santa Monica office facility of $261,000 and purchases of property and equipment of $816,000, primarily by MediaDefender.  Net cash used in investing activities for the year ended December 31, 2005 was $43,368,000, which consisted of $42,500,000 paid to acquire MediaDefender, costs incurred with respect to the MediaDefender acquisition of $1,115,000, and purchases of property and equipment of $303,000, reduced by cash acquired in the MediaDefender transaction of $435,000 and the proceeds from the sale of ARTISTdirect Records of $115,000.

Financing.  Net cash provided by financing activities for the year ended December 31, 2006 was $3,727,000, which consisted of $5,326,000 from the exercise of warrants and $99,000 from the exercise of stock options, offset by principal payments on senior secured notes payable of $1,693,000 and an increase of $5,000 in restricted cash that secures certain letters of credit.  Net cash provided by financing activities for the year ended December 31, 2005 was $43,828,000, which consisted of the proceeds from the $15,000,000 Senior Financing and the $30,000,000 Sub-Debt Financing, and the issuance of bridge notes by ARTISTdirect Records of $37,000 during the two months ended February 28, 2005, reduced by payments for deferred financing costs of $1,025,000 and an increase in restricted cash of $184,000.

Contractual Obligations:

As of December 31, 2006, the Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below.  The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms (based on the original terms as contemplated in the senior and subordinated loan agreements), without any early reduction of the principal balances based on cash flows.

		Payments Due by Year (in thousands)
Contractual cash obligations	Total	2007	2008	2009	2010	2011

Employment contracts (1)	$3,291	$1,743	$1,515	$33	$—	$—
Lease obligations	6,311	2,168	1,618	1,442	613	470
Estimated liquidated damages under registration rights agreements (2)	3,777	3,777	—	—	—	—
Senior secured notes payable	13,307	—	—	13,307	—	—
Interest on senior secured notes payable	3,847	1,518	1,518	811	—	—
Subordinated convertible notes payable	27,658	—	—	27,658	—	—
Interest on subordinated convertible notes payable (3)	4,130	2,391	1,106	633	—	—
Total contractual cash obligations	$62,321	$11,597	$5,757	$43,884	$613	$470

(1)  Base compensation only; does not include any performance bonuses.

(2)  Based on management’s estimate of seven months liquidated damages under the registration rights agreements.

(3)  Assumes interest at 12% default rate during period in 2007 in which a resale registration statement is estimated to not be effective.

Capital Expenditures.  The Company estimates that it will have capital expenditures aggregating approximately $700,000 for the year ending December 31, 2007, primarily related to the planned expansion of MediaDefender’s operations.

Off-Balance Sheet Arrangements.  At December 31, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

We have substantial debt obligations, which is materially and adversely affecting our business.

To obtain sufficient cash resources to fund the acquisition of MediaDefender, we incurred approximately $45.0 million worth of indebtedness. We require substantial amounts of cash to fund scheduled payments of interest on the notes issued in the debt transactions, payment of the principal amount of the notes, future capital expenditures, payments on our leases and any increased working capital requirements due to the acquisition. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. The degree to which we are financially leveraged is materially and adversely affecting our ability to obtain financing for working capital, acquisitions or other purposes and is making us more vulnerable to industry downturns and competitive pressures. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control.

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

Based on data compiled by The Recording Industry Association of America, or RIAA, the number of CDs shipped from record companies to retail distribution channels fell approximately 13% in 2006, as compared to the previous year. U.S. music sales declined 6.2% in 2006 as higher digital revenue failed to counter illegal copying and a drop in purchases of CDs.  Retail music sales decreased to $11.5 billion in 2006 from $12.3 billion in 2005. This decline represents the greatest drop since 2002, when shipped units and dollar value fell by 8.9% and 6.7%, respectively.  According to the RIAA, the decline, in sales had been due in part, to widespread copying and illegal Internet downloading of music.  If the overall trend continues, it may affect our e-commerce business and have a material affect on our revenues.

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

We depend on a limited number of customers and if we were to lose these customers, our business could be adversely affected.

During the year ended December 31, 2006,  no customer accounted for more than 10.0% of our media or e-commerce revenue.  However, during the year ended December 31, 2005, one customer accounted for $1.79 million, or 33.0% of total media revenue. MediaDefender’s current customers include four major record labels and six major movie studios.  Approximately 73% of MediaDefender’s consolidated revenues were from four customers.  Of those four customers, two customers accounted for 27.0% and 25.0%, respectfully, of MediaDefender’s revenues during the year ended December 31, 2006.  If we were to lose any of these customers, our business and results of operations could be adversely affected.

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

We rely to a large extent on timely distribution by third parties. During 2006, we relied on two vendors, Alliance Entertainment, and Benn Co. to fulfill and distribute our orders for music and related merchandise. During the year ended December 31, 2006, approximately 94% and 6%, respectively, of our total customer orders were fulfilled by Alliance and Benn Co., respectively. We purchase a significant portion of our artist-licensed merchandise from Benn Co. and most all of our compact discs from Alliance. Our contracts with Alliance and Benn Co. are both on a month-to-month basis. Our business could be significantly disrupted if Alliance or Benn Co. were to terminate or breach their agreements or suffer adverse developments that affect their ability to supply products to us. If, for any reason, Alliance, Benn Co. or other vendors are unable or unwilling to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers, on acceptable terms, in a timely manner or at all.

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

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.  Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants.  This requirement for management’s assessment of our internal control over financial reporting will first apply to our annual report for fiscal 2007 and the requirement for our auditor’s attestation will first apply to our annual report for fiscal 2008.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  We have previously disclosed in our periodic filings with the SEC the determination of our principal executive officer and principal financial officer that we presently have material weakness in our internal controls.  We are currently attempting to address these issues by reviewing and revising our internal accounting policies and procedures.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.  We expect to incur additional accounting related expenses associated with compliance with Section 404.

If all of the equity-based securities issued by us to finance the acquisition of  MediaDefender are converted or exercised in accordance with their respective terms, significant dilution to our existing stockholders will result.

There are currently 10,217,291 shares of our common stock issued and outstanding.  Assuming the conversion or exercise of all equity-based securities issued in connection with the financing transactions completed to finance the acquisition of MediaDefender, there will be approximately 37,340,969 shares of our common stock issued and outstanding (which also assumes exercise of all our currently outstanding options and warrants).  Any sales in the public market of the common stock issuable upon the conversion or exercise of all equity-based securities issued in connection with such financing transactions could adversely affect prevailing market prices of our common stock.

RISKS RELATED TO THE RESTATEMENT

The restatement of our financial statements has created a strain on our internal resources, distracted management and increased our costs and may have an impact on our common stock price.

In connection with our receipt of comments from the Staff of the SEC, we have restated the financial statements contained in our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005 and Quarterly Reports on Form 10-QSB or Form 10-QSB/A for the quarterly periods ended September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006.  Execution of these restatements has created a significant strain on our internal resources, distracted management and increased our costs.  These restatements may cause investors to lose confidence in the accuracy and completeness of our financial reports, and this may have an adverse effect on our common stock price.

Due to the restatement of our financial statements, we have failed to maintain an effective registration statement for the resale of the shares of our holders of notes and warrants issued in connection with the acquisition of MediaDefender, which has resulted in cash penalties and which could have a material negative impact on our liquidity and cash flow.

Pursuant to registration rights granted to the holders of our notes and warrants issued in connection with the acquisition of MediaDefender, we were to maintain an effective registration statement covering the resale of shares of common stock underlying these notes and warrants.  We filed the Form SB-2 which was declared effective by the SEC on December 9, 2005, and a Post-Effective Amendment No. 1 to the Form SB-2 which was declared effective by the SEC on December 27, 2006.  As a result of the restatements, the Form SB-2 has not been available to the holders of our notes and warrants described above, since December 21, 2006.  The financing documents provide that while the Form SB-2 remains unavailable for use, (i) holders of the Senior Notes are entitled to a cash penalty, each 30 day period, of $225,000, equal to 1.5% of the original aggregate amount of Senior Notes of $15,000,000; and (ii) holders of the Sub-Debt Notes are entitled to a cash penalty, each 30 day period, of $314,605, equal to 1.0% of the original aggregate amount of Sub-Debt Notes of $31,460,500.  These cash penalties are due and payable by us at the end of each 30-day period.  The first cash penalty payment was due on January 30, 2007, however the we have not made any payments. As of December 31, 2006,  we have accrued $3,777,000 in cash penalties.  These payments may have a material negative impact on our liquidity and cash flow.

On April 17, 2007, the Company entered into a Forebearance and Consent Agreement with the holders of our senior notes wherein the holders agreed to forebear from exercising their rights and remedies through May 31, 2007 in exchange for a payment by the Company of $250,000, in the aggregate, to the holders.  The Company may extend the forbearance period through June 30, 2007 by paying the holders an additional $125,000 in the aggregate.  These payments will be credited against amounts due the holders of the senior notes.

As a result of the restatement, we have triggered an event of default under the terms of the Senior Notes and Sub-Debt Notes, and upon an event of default, the outstanding notes may become due and payable, and we may not have the ability to meet this obligation.

As a result of the restatement discussed above, on January 18, 2007, we delivered notice to the holders of the Senior Notes and Sub-Debt Notes, that an event of default had been triggered under the Senior Note and Sub-Debt Note financing documents.  At January 18, 2007, approximately $13,307,000 of the Senior Notes, and approximately $27,658,000 of the Sub-Debt Notes remain outstanding.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding Senior Notes may declare the outstanding principal and accrued interest on all Senior Notes immediately due and payable, and each holder of the outstanding Sub-Debt Notes may demand redemption of all or any portion of their respective notes.  We have not received a request to accelerate or redeem any portion of the outstanding indebtedness from any holder of the Senior Notes or Sub-Debt Notes.  We cannot assure you that we will not receive such a request, and if we do, we may not have the ability to meet this obligation and this could have a material negative impact on our liquidity and cash flow.

As a result of triggering an event of default under the terms of the Senior Notes and Sub-Debt Notes, referred to above, we have initiated discussions to request a waiver from certain parties, pertaining to the default, and we are unable to predict the outcome of such discussions.

We have initiated discussions with the Senior Lenders and the Subordinated Investors to request a waiver of and amendment to certain of their respective financing documents to address the events of default, the impact of the restatements, the payment of cash penalties, and various other related matters.  However, we are unable to predict the outcome of such discussions.

Changes in financial accounting standards or interpretations of existing standards could affect reported results of operation.

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business are highly complex and involve subjective judgments.  Changes in these accounting standards, new accounting pronouncements and interpretations, by us or by our regulatory agencies, may occur that could adversely affect the Company’s reported financial position, results of operations and/or cash flows.

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

ITEM 7.                         FINANCIAL STATEMENTS

Our consolidated financial statements appear in a separate section of this Annual Report, see “Index to Consolidated Financial Statements.”  Such information is incorporated herein by reference.

ITEM 8.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of December 31, 2006, the end of the period to which this annual report relates, we have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness discussed below.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As disclosed in Item 8B herein, the Audit Committee of our Board of Directors authorized us to amend and restate the financial statements contained in the previously-filed Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005 and Quarterly Reports on Form 10-QSB or Form 10-QSB/A for the quarterly periods ended September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 (collectively, the “Financial Statements”).  See Notes 1 and 2 to the 2006 consolidated financial statements included herein for more information.  In connection with the restatement, our Chief Executive Officer and our Chief Financial Officer considered the effect of the errors on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2006. Due to the restatement, the certifying officers determined that a material weakness had occurred in relation to our reporting at September 30, 2005 through September 30, 2006 and that the disclosure controls and procedures relating to this subject matter were therefore not effective.  The staff of the SEC advised the Company to consider EITF 00-19 and, in light of the guidance set forth in EITF 00-19, to further evaluate the accounting treatment of certain embedded derivatives contained in the outstanding Sub-Debt Notes issued by the Company in July 2005, as well as the accounting treatment of certain warrants issued to the Company’s lenders in July 2005, in conjunction with the acquisition of MediaDefender.  The Company further evaluated its previous conclusions in relation to these transactions through the use of a specialist and determined that restatement was necessary. The restated financial statements were filed with the SEC on April 19, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                OTHER INFORMATION

Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

On December 20, 2006, the Company determined that it was necessary to restate the financial statements contained in its previously-filed Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005 and Quarterly Reports on Form 10-QSB or Form 10-QSB/A for the quarterly periods ended September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 (collectively, the “Financial Statements”).  The determination was made by the Company’s Audit Committee following receipt by the Company of comments from the staff (the “Staff”) of the SEC, and following consultation with the Company’s senior management, financial advisors and independent registered public accounting firm.  The Staff advised the Company to consider EITF 00-19 and, in light of the guidance set forth in EITF 00-19, to further evaluate the accounting treatment of certain embedded derivatives contained in the outstanding Sub-Debt Notes issued by the Company in July 2005, as well as the accounting treatment of certain warrants issued to the Company’s lenders in July 2005, in conjunction with the acquisition of MediaDefender.  The Company filed the restated Financial Statements on April 19, 2007. However, the Staff has not indicated whether they may have further comments.  The adjustments to the Financial Statements with respect to the restatements were non-cash in nature and were not caused by or related to any changes in the underlying operating performance of the Company’s business, including revenues, operating costs and expenses, operating income or loss, operating cash flows or adjusted EBITDA.  However, such restatements had a material negative impact on the Company’s previously reported results of operations and earnings per share, current liabilities, net working capital and shareholders’ equity (deficiency).

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined causes such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF 00-19, it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities.  The fair value of these bifurcated derivatives, as determined by an independent valuation firm as of July 28, 2005, was calculated using a lattice (binomial) valuation model, and utilized highly subjective and theoretical assumptions that can materially affect fair values from period to period.  In addition, the recognition of these derivative amounts did not have any impact on revenues, operating expenses, income taxes or cash flows.  The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $30,000,000 of convertible subordinated notes, and is being amortized over the term of the debt.

The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in the statement of operations.  The Company has accounted for registration rights penalties in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” and EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006.

In addition to the adjustment for the embedded derivatives associated with the Sub-Debt Notes, the Company revised the initial valuation and subsequent changes to fair value of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing.

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

PART III

ITEM 9.                         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors

The following table sets forth, as of April 1, 2007, the names of, and certain information concerning, our directors:

Name	Age	Position	Director Since	End of Term
Frederick W. Field	54	Chairman of the Board of Directors	2001	2007
Fred Davis	47	Director	2005	2007
Teymour Boutros-Ghali	51	Director	2005	2007
Eric Pulier	40	Director	2004	2008
Dimitri Villard	63	Director	2005	2008
Jonathan V. Diamond	48	President, Chief Executive Officer and Director	2003	2009
James N. Lane	55	Director	2005	2009

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

Fred Davis.   Mr. Davis has served as a director since November 2005. Mr. Davis currently serves as a Senior Partner at the Law Firm of Davis, Shapiro, Lewit,  & Hayes which he co-founded in 1997. Prior to 1997, Mr. Davis served as an Executive Vice President at EMI Records. Mr. Davis received a bachelors degree from Tufts University and a J.D. degree from Fordham School of Law.

Teymour Boutros-Ghali.   Mr. Boutros-Ghali has served as director since January 2005. From January 2002 to the present, Mr. Boutros-Ghali has served as Managing Partner of Monitor Ventures, an early-stage venture capital firm. From January 2000 to January 2002, he served as an angel investor and a member of the Board Directors of several media and technology companies, including Digital Evolution, AllBusiness, Switchouse and IGR. Mr. Boutros-Ghali received his SM and PhD from the Massachusetts Institute of Technology and his BA from Cambridge University.

Eric Pulier.   Mr. Pulier has served as a director since November 2004. Currently, Mr. Pulier serves as the Founder and Executive Chairman of SOA Software, Inc., a position which he has held since 2001. Mr. Pulier also served as a Director and/or founder of multiple technology companies in the United States, including US Interactive, Inc., Gluecode, Inc., Media Platform On-Demand, Santa Monica Media Corporation, a publicly-traded company, and the Center for Telecommunications Management. Mr. Pulier has been a pioneer in the software and digital interactive industries for over 15 years. He has been instrumental in establishing ground-breaking companies in several sectors including corporate communications, professional services, security and enterprise software. Mr. Pulier is a Magna Cum Laude graduate of Harvard University.

Dimitri Villard.   Mr. Villard has served as a director since January 2005. Mr. Villard has also served as President and a director of Pivotal BioSciences, Inc., a biotechonology company, since September 1998. In addition, since January 1982 to present, he has served as President and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. Mr. Villard currently serves as Chairman of the Board of Dax Solutions, Inc. (“Dax”), an entertainment industry digital asset management venture. He has served as a director of Dax since May 2004. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a B.A. Degree in Government from Harvard University in 1964 and also received a Master of Science degree from China International Medical University.

Jonathan V. Diamond.   Mr. Diamond has served as our Chief Executive Officer and director since September 2003. From January 2003 to August 2006, he served as the Chairman, Chief Executive Officer and currently serves as a director of ALJ Regional Holdings, Inc., formerly YouthStream Media Networks, Inc., a publicly-traded company (ALJJ. PK).  He was the co-founder of N2K, Inc. and served as its Vice Chairman and Chief Executive Officer through its 1999 merger with CDnow, Inc., an e-commerce company. He continued to serve as Chairman of the combined company until its sale to Bertelsmann Music Group in August 2000. Mr. Diamond was a co-founder of GRP Records, an independent music label acquired by MCA in 1990. Mr. Diamond received a M.B.A. from the Columbia University Graduate School of Business and a B.A. in Economics and Music from the University of Michigan Honors College.

James N. Lane.   Mr. Lane has served as a director since May 2005. Mr. Lane has also served as Chairman and Chief Executive Officer of Devonwood Capital Partners since 2002.  From 1997-2002, Mr. Lane was Chairman and Chief Executive Officer of SG Capital Partners, a private equity firm affiliated with Societe General and SG Cowen Securities.  Prior to establishing SG Capital Partners, Mr. Lane’s career spanned approximately 20 years at Goldman Sachs, & Co. He was a former General Partner and founding member and Co-Head of Goldman Sachs’ Principal Investment Area. Until August 31, 2006, Mr. Lane served as a director of ALJ Regional Holdings, Inc., formerly YouthStream Media Networks, Inc., a publicly-traded company (ALJJ. PK).  Mr. Lane received a B.A. degree from Wheaton College and a M.B.A. from Columbia University.

Executive Officers

The following table sets forth, as of April 1, 2007, the names of, and certain information concerning, our executive officers that do not also serve as a director:

Name	Age	Position
Robert N. Weingarten	54	Chief Financial Officer and Secretary of ARTISTdirect
Rene Rousselet	51	Corporate Controller of ARTISTdirect(1)
Randy Saaf	30	Chief Executive Officer of MediaDefender, Inc.
Octavio Herrera	30	President of MediaDefender, Inc.

(1)            Hired as our Principal Accounting Officer on February 2, 2007 (please see our Current Report on Form 8-K filed on February 6, 2007 for more information).

Robert N. Weingarten.   Mr. Weingarten has served as our Chief Financial Officer and Secretary since January 2004. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company.  From February 2003 to August 2006, he served as the Chief Financial Officer of ALJ Regional Holdings, Inc., formerly YouthStream Media Networks, Inc., a publicly-traded company (ALJJ. PK). Since 1979, Mr. Weingarten has served as a consultant and advisor to numerous public companies in various stages of development, operation or reorganization.  Mr. Weingarten received an M.B.A. Degree in Finance from the University of Southern California in 1975 and a B.A. Degree in Accounting from the University of Washington in 1974.  Mr. Weingarten currently serves as a director of New Dawn Mining Corp., which is a non-trading public company located in Canada.

René Rousselet. Mr. Rousselet has served as our Corporate Controller since September 2006 and as our Principal Accounting Officer since February 2, 2007. From May 2006 to September 2006, Mr. Rousselet worked as a consultant for Tag-It Pacific, Inc. (TAG), a publicly-traded apparel company. From November 2004 to May 2006, he served as the Chief Financial Officer of Asbestos Control Testing, Inc., a privately held interior demolition company, and from 1999 to 2004 he was the President and Chief Financial Officer of a privately held professional employment organization called ProService Inc. Prior to 1999, Mr. Rousselet served as either the Chief Financial Officer or Corporate Controller for a variety of entertainment companies in Los Angeles including two public companies called Hemdale Communications Inc. (no longer in existence) and The Kushner-Locke Company (KLOC.PK), a television programming company. Mr. Rousselet received a Degree in Accounting from California State University Northridge in 1977 and became a Certified Public Accountant in 1979 while working as a Senior Auditor at Arthur Andersen & Co.

Randy Saaf.   Mr. Saaf currently serves as Chief Executive Officer of our wholly-owned subsidiary MediaDefender, Inc., which was acquired on July 28, 2005. Mr. Saaf previously served as both President and Chief Executive Officer of MediaDefender, Inc. since he co-founded the company in July 2000. Mr. Saaf received his Bachelor of Science degree in Engineering from Harvey Mudd College in 1998.

Octavio Herrera.   Mr. Herrera currently serves as President of our wholly-owned subsidiary MediaDefender, Inc., which was acquired on July 28, 2005. Mr. Herrera previously served as VP, Business Development and Chief Financial Officer of MediaDefender, Inc. since he co-founded the company in July 2000. Mr. Herrera received a Bachelor degree in Physics from Occidental College in 1998.

Family Relationships

There are no family relationships among the directors and executive officers.

Term of Office

Our directors and officers hold office until the earlier of their death, resignation, or removal or until their successors have been qualified.

Changes to the Procedure for Consideration of Director-Nominees

Stockholder Nominees.

The Nominating Committee, instead of the Board, will now consider nominees to the Board proposed by stockholders.  The Nominating Committee was established to ensure that the Company is able to attract and retain qualified individuals to serve on the Board of Directors and to establish a fair process for the handling of stockholder nominations to the Board of Directors.  The other proocedures currently in place by which security holders may recommend nominees to the Company remains unchanged.

Changes to the terms served by Board Members

On April 17, 2006, the Board approved and adopted an amendment and restatement of the Registrant’s Bylaws (the “Amendment”). The purpose of the Amendment, in part, was to re-classify the Board into three classes with terms expiring in 2007, 2008 and 2009, respectively, and for successive three year terms thereafter.  At the Company’s Annual Meeting of Stockholders in June 2006, the Stockholders approved the Amendment and the directors were elected into the various classes.

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, all Section 16(a) forms were timely filed during fiscal 2006.

Code of Ethics

We have adopted a Code of Ethics that is applicable to our directors and our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. The Code of Ethics was included as an exhibit to our Form 10-K filed with the Securities and Exchange Commission on May 17, 2004. A copy is available free of charge on the Securities and Exchange Commission’s website located on the Internet at www.sec.gov. Amendments to and waivers from the Code of Ethics will also be disclosed in future filings with the Securities and Exchange Commission.

The Board of Directors and Committees

The Board is responsible for the supervision of the overall affairs of the Company. The Board met five times during the fiscal year ended December 31, 2006. During fiscal 2006, each director attended, either in-person or by telephone, at least 75 percent of all Board meetings and meetings of any committee on which he served, with the exception of Mr. Pulier who attended 60 percent of the Board meetings.

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

The Audit Committee currently consists of James N. Lane and Dimitri Villard, both of whom are “independent” under the listing standards of the American Stock Exchange. Even though the Company’s stock is traded on the OTC Bulletin Board, the Company has chosen to use the more stringent definition of “independent” under the listing standards of the American Stock Exchange. Mr. Lane qualifies as a “financial expert” under Item 401 of Regulation S-B of the Securities and Exchange Act of 1934, as amended. The Audit Committee operates under a written Audit Committee Charter that was previously approved by the Board.  A copy of the Audit Committee Charter was filed as an exhibit to the Company’s Proxy Statement filed on May 8, 2006 with the SEC. The Audit Committee met 6 times during the fiscal year ended December 31, 2006.

Compensation Committee

The Board established a Compensation Committee in November 2005. The Compensation Committee administers the Company’s compensation and benefit plans, in particular, the incentive compensation and equity-based plans, and approves salaries, bonuses, and other compensation arrangements and policies for the Company’s officers, including the Chief Executive Officer. The Board has adopted a written charter for the Compensation Committee, a copy of which was filed as an exhibit to the Company’s Proxy Statement filed on May 8, 2006 with the Securities and Exchange Commission. The Compensation Committee currently consists of Fred Davis and Dimitri Villard, both of whom are “independent” under the listing standards of the American Stock Exchange. The Compensation Committee met five times and took one action via unamimous written consent during the fiscal year ended December 31, 2006.

Compensation Committee Interlocks

There were no compensation committee interlocks during fiscal 2006.

Nominating Committee

The Board established a Nominating Committee in June 2006.  The Nominating Committee currently consists of James N. Lane and Fred Davis, both of whom are “independent” under the listing standards of the American Stock Exchange. The Nominating Committee was established to ensure that the Company is able to attract and retain qualified individuals to serve on the Board of Directors and to establish a fair process for the handling of stockholder nominations to the Board of Directors.

Set forth below is the report of our Audit Committee. The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference in such filing.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls and to assist the Board in fulfilling its responsibility to oversee management’s financial reporting process.  In this regard, the Audit Committee monitors (i) the integrity of the Company’s financial statements and disclosures, including oversight of the accounting and financial reporting process and the audits of the financial statements of the Company, (ii) the Company’s compliance with its general legal, ethical and regulatory requirements and (iii) the independence and performance of the Company’s independent registered public accounting firm.  The Audit Committee is currently comprised of two directors, James N. Lane and Dimitri Villard, each of whom is considered “independent”, as defined by the American Stock Exchange listing standards.  The Audit Committee operates under a written Audit Committee Charter that was previously approved by the Board.

A copy of the Audit Committee Charter was filed as an exhibit to the Company’s Proxy Statement filed on May 8, 2006 with the Securities and Exchange Commission.

Management is responsible for the Company’s financial statements, internal controls and financial reporting process.  The independent registered public accounting firm is responsible for performing an audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), in conformity with accounting principles generally accepted in the United States of America, and to issue its report thereon.  The independent registered public accounting firm also performs limited reviews of the Company’s unaudited interim financial statements included in its quarterly filings with the Securities and Exchange Commission.  The independent registered public accounting firm also assists the Audit Committee in fulfilling its responsibilities with respect to the review of the Company’s financial statements and the adequacy and effectiveness of its internal controls.  The Audit Committee expects the independent registered public accounting firm to call to its attention any accounting, auditing, internal accounting control, regulatory or other related matters that such firm believes warrant consideration or action by the Audit Committee.  The Audit Committee’s responsibility is to monitor and oversee these processes.

In connection with these responsibilities, the Audit Committee met several times during 2006 with management and/or the independent registered public accounting firm with respect to various matters.  The Audit Committee has met with management and the independent registered public accounting firm to review and discuss the December 31, 2006 financial statements.  The Audit Committee met privately with the independent registered public accounting firm and discussed any issues deemed significant by the accounting firm.  The Audit Committee also discussed with the independent registered public accounting firm the matters required by Statement on Auditing Standards (“SAS”) No. 61 (Communication with Audit Committees), as may be modified or supplemented.  The Audit Committee also received written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), which requires the written disclosure of all relationships between the Company and the independent registered public accounting firm that, in the professional judgment of the independent registered public accounting firm, may reasonably be thought to bear on such firm’s independence, and confirmation that, in such firm’s professional judgment, it is independent of the company that it is auditing.

Based on the Audit Committee’s discussions with management, review of the independent registered public accounting firm’s letter and discussions with the independent registered public accounting firm, the Audit Committee has recommended that the Board include the audited financial statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 in its filing with the Securities and Exchange Commission.

The Audit Committee has reviewed the non-audit fees incurred by the Company in 2006, which consist of professional services rendered with respect to the Company’s various filings with the Securities and Exchange Commission, including work done relating to the restatement of various 2005 and 2006 financial statements, and related matters, and the preparation of corporate income tax returns, and has concluded that the amount and nature of those fees is compatible with maintaining the independent registered public accounting firm’s independence.

Respectfully Submitted,

Audit Committee Members
Dimitri Villard, Chairman
James N. Lane

ITEM 10.                      EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the compensation earned by our Chief Executive Officer, our two other most highly compensated executive officers (who served during fiscal years ended December 31, 2006 and 2005, and whose total compensation during fiscal years ended December 31, 2006 and 2005 exceeded $100,000) (collectively, the “Named Executive Officers”).  We have also included two additional individuals who serve as executive officers of MediaDefender, our wholly-owned subsidiary.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
Jonathan V. Diamond	2006	350,000										350,000
Chief Executive Officer	2005	267,250		75,000	(1)							342,250
Robert N. Weingarten	2006	195,000										195,000
Chief Financial Officer	2005	147,250		50,000	(1)							197,250
Nicholas Turner	2006	150,000	(4)							31,000	(5)	181,000
VP, Business Development	2005	137,500		40,000	(1)							177,500
Randy Saaf Chief Executive Officer,	2006	350,000								534,600	(3)	884,600
MediaDefender	2005	147,880	(2)									147,880
Octavio Herrera	2006	350,000								534,600	(3)	884,600
President, MediaDefender	2005	147,880	(2)									147,880

(1)                 Represents discretionary cash bonuses awarded to our Chief Executive Officer and Chief Financial Officer. We awarded such bonuses as consideration for management successfully completing our corporate restructuring during the three months ended March 31, 2005. Such bonuses were paid in fiscal 2005. We also awarded a discretionary cash bonus to our VP, Business Development of $40,000, which was reviewed and approved by the Compensation Committee of our Board of Directors, and was accrued at December 31, 2005. This bonus was paid in 2006.

(2)                 Joined the Company effective July 28, 2005.

(3)                 Includes $9,600 for auto and $525,000 for a non-compete payment required as part of the acquisition of MediaDefender, Inc. in 2005. In December 2006, we paid the CEO and the President of MediaDefender $525,000 each as non-compete payments in exchange for their agreement as part of the acquisition of MediaDefender, Inc., not to compete with the Company.  The non-compete agreement specified that Messrs. Herrera and Saaf may not compete with the Company through July 28, 2009.

(4)                 Includes $62,500 for regular salary and an additional $87,500 for consulting fees.  Mr. Turner’s relationship with the Company terminated on December 31, 2006.

(5)                 Includes $30,000 as a termination payment for the consulting agreement and $1,000 for a settlement to release all potential claims against the company as part of the termination of a consulting agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information relating to unexercised and outstanding options for each named executive officer as of December 31, 2006. No other equity awards otherwise reportable in this table have been granted to any of our named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jonathan V. Diamond	869,242	2,143,515	$1.55	08/05/10
Chief Executive Officer

Robert N. Weingarten	280,411	389,583	1.55	08/05/10
Chief Financial Officer

Nicholas Turner	92,000	—	.79	01/01/12
Former VP, Business Development

Randy Saaf	23,810	176,190	3.00	07/28/12
Chief Executive Officer, MediaDefender(1)

Octavio Herrera	23,810	176,190	3.00	07/28/12
President, MediaDefender(1)

(1) The Options shall vest over a three and one-half (3.5) year period on a quarterly basis for each named executive officer.

DIRECTOR COMPENSATION

Director Compensation

Bonuses to Officers and Directors:

At December 31, 2005, the Company accrued $100,000 with respect to board fees to two independent directors and $40,000 with respect to a discretionary bonus to its former Vice President, Business Development, which were paid in 2006.  During the year ended December 31, 2005, the Company accrued and paid bonuses of $75,000 and $50,000, respectively, to its Chief Executive Officer and Chief Financial Officer, respectively.

Board of Directors Compensation:

For the year ended December 31, 2006, each non-employee member of the Company’s Board of Directors received a cash retainer of $15,000, and a grant of stock options having a value (based upon the appropriate Black-Scholes option valuation methodology) equal to $35,000.  The strike price for the options was set on the date of grant and the options vested entirely on December 31, 2006.  In addition, each director that serves on a Committee of the Board of Directors received, for each committee served, an additional cash retainer of $10,000, and a grant of stock options having a value equal to $15,000, having the same terms and conditions as options granted to all non-employee members of the Board of Directors generally.  The stock option grants were made on July 7, 2006 under the 2006 Equity Plan.

Fred Davis, who joined the Company’s Board of Directors in November 2005, and who did not receive any board compensation in 2005, was considered a new director in 2006, and received a one-time grant of stock options having a value equal to $25,000, a three-year vesting term and otherwise having the same terms and conditions as options granted to all non-employee members of the Board of Directors generally.

Upon the recommendation of the Compensation Committee, the full board of directors approved an annual compensation arrangement for our independent directors for fiscal 2007 in March 2007 which is similar to the compensation paid in 2006. Such arrangement consists of the following:

Fiscal 2007

Directors who are not our employees will receive the following compensation in fiscal 2007:

•       Cash: a cash retainer of $15,000, payable in equal installments of $7,500 in the third and fourth quarter of fiscal 2007; and

•       Equity: a grant of 10,000 stock options. The strike price for the options will be set on the date of grant and the option will vest entirely on December 31, 2007.

In addition, each director that serves on a Committee of the Board will receive the following compensation in fiscal 2007:

•       Cash: for each committee served, an additional cash retainer of $10,000, payable in equal installments of $5,000 in the third and fourth quarter of fiscal 2007; and

•       Equity: a grant of 5,000 stock options and having the same terms and conditions as options granted to all non-employee Board members generally.

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

Mr. Davis received a one-time grant of stock options (please see above for more information).

All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board or any committee of the Board.

Tabular Format

The following table sets forth the compensation paid to all persons who served as members of our board of directors (other than our named executive officers) during the 2006 fiscal year. No director who is also a named executive officer received any compensation for services as a director in 2006.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Frederick W. Field	15,000	-0-	35,000	(1)	-0-	-0-	-0-	50,000
Fred Davis	35,000	-0-	65,000	(1)	-0-	-0-	-0-	100,000
Teymour Boutros-Ghali	15,000	-0-	35,000	(1)	-0-	-0-	-0-	50,000
Eric Pulier	15,000	-0-	-0-		-0-	-0-	-0-	15,000
Dimitri Villard	35,000	-0-	65,000	(1)	-0-	-0-	-0-	100,000
James N. Lane	35,000	-0-	65,000	(1)	-0-	-0-	-0-	100,000

(1)                This amount represents the fair market value calculated in accordance with the Black-Scholes method of certain issuances of stock options (at the time of issuance) to this director in payment of fees earned in connection with his services as a member of the Board of Directors.

ITEM 11.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 1, 2007, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of our directors, director-nominees, the Named Executive Officers (as defined below), beneficial owners known by the Company of more than five percent of the outstanding shares of our Common Stock and by our directors and executive officers as a group. Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and do not necessarily indicate ownership for any other purpose, and generally includes voting or investment power with respect to the shares and shares which such person has the right to acquire within 60 days of April 1, 2007.

		Amount and Nature
	Title of Class	of Beneficial		Percent
Beneficial Owner(1)	of Stock	Ownership(2)		of Class**
5% Stockholders:

JMB Capital Partners, L.P. 1999 Avenue of the Stars, Suite 2040 Los Angeles, California 90067	Common	1,916,667	(3)	18.8
WNTO7 Holdings, LLC c/o Wayne, Gaynor, Umanoff & Pollack, LLP 6100 Center Drive, Suite 950 Los Angeles, California 90045	Common	1,224,017	(4)	12.0
CCM Master Qualified Fund, Ltd. One North Wacker Drive, Suite 4725 Chicago, Illinois 60606	Common	2,245,936	(5)	22.0	(6)
Act II Master Fund, Ltd. 444 Madison Avenue New York, New York 10022	Common	595,050	(7)	5.8
Jonathan M. Glaser 11601 Wilshire Boulevard, Suite 2180 Los Angeles, California 90025	Common	621,400	(13)	6.1
Current Executive Officers and Directors:

Frederick W. Field	Common	314,694	(8)	3.1
Jonathan V. Diamond	Common	927,298	(8)	9.1
Robert N. Weingarten	Common	295,694	(8)	2.9
Teymour Boutros-Ghali	Common	183,603	(9)	1.8
Eric Pulier	Common	1,040,414	(10)	10.2
Dimitri Villard	Common	107,888	(8)	1.1
James N. Lane	Common	102,606	(8)	1.0
Fred Davis	Common	26,409	(14)	*
Randy Saaf	Common	224,520	(11)	2.2
Octavio Herrera	Common	224,520	(11)	2.2
Nicholas Turner	Common	92,000	(9)	*
Rene Rousselet	Common	50,000	(8)	*
All current directors and executive officers as a group (12 Persons)	Common	3,589,646	(12)	35.1

*                    Indicates less than 1.0%

**             Based on 10,217,291 shares of Common Stock outstanding as of April 11, 2007.

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

(3)             Based on Schedule 13G filed on December 21, 2006.

(4)             Includes 114,985 shares of Common Stock that may be exercised within 60 days of April 1, 2007 pursuant to a warrant.  Members of WNT07 Holdings, LLC include Teymour Boutros-Ghali and FDT Trust-2005. Teymour Boutros-Ghali and Eric Pulier, both members of our Board are the managing members and have voting power with respect to the shares.

(5)             Based on Schedule 13G filed on February 14, 2007.

(6)             CCM Master Qualified Fund, Ltd. was also issued a $13,000,000 principal amount convertible subordinated note and a warrant to purchase 691,935 shares of common stock in the subordinated debt financing completed by us in July 2005. Both contain a limitation on exercise provision that prevents CCM Master Qualified Fund, Ltd. from holding more than 9.99% of our outstanding Common Stock.

(7)             Based on Schedule 13G filed on February 13, 2007.

(8)             Consists solely of stock options to purchase shares of Common Stock that are exercisable within 60 days of April 1, 2007, except for the shares held by Rene Rousselet who holds 12,500 options exercisable within 60 days of April 1, 2007.

(9)             Refer to footnote (4) above. Mr. Boutros-Ghali holds a 15% economic interest in WNT07 Holdings, LLC.  In addition, this number consists of 12,324 options owned personally by Mr. Boutros-Ghali that can be exercised within 60 days of April 1, 2007.

(10)       Refer to footnote (4) above. FDT Trust-2005 holds a 85% economic interest in WNT07 Holdings, LLC. The trustee of FDT Trust-2005 is Greg Pulier, the brother of Eric Pulier. The beneficiaries of the trust consist of the living descendants of Myron Pulier, the father of Eric Pulier, as determined by Greg Pulier.

(11)       Consists of a warrant to purchase 119,758 shares of Common Stock and options to purchase 104,762 shares of Common Stock that are exercisable within 60 days of April 1, 2007. Messrs. Saaf and Herrera each elected to invest $2.25 million in our subordinated financing completed by us in July 2005.

(12)       Refer to footnotes (4) and (8)-(11) above.

(13)       Based on Schedule 13G filed on December 31, 2006.

(14)       Consists of 26,409 options that have fully vested as of December 31, 2006.

Employment Agreements

On July 28, 2005, the Company entered into an Employment Agreement with Jonathan Diamond, the Company’s Chief Executive Officer. During the term of the Employment Agreement, which shall continue through December 31, 2008, Mr. Diamond will earn a base salary of no less than $350,000 per annum, plus certain specified perquisites that include a monthly car allowance. Mr. Diamond is also eligible to receive an annual discretionary bonus of up to 100% of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board of Directors, and an annual performance bonus of up to 100% of base salary if the Company achieves specified earnings targets in fiscal 2007 and 2008. Mr. Diamond shall also be entitled to receive stock options at the discretion of the Company’s Board of Directors. In the event Mr. Diamond is terminated “without cause,” he shall be entitled to receive 12 months of severance pay at the rate of 100% of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.   On June 19, 2006 and July 31, 2006, the Company entered into agreements with Mr. Diamond to incorporate non-material modifications into the Employment Agreement.

On July 28, 2005, the Company entered into an Employment Agreement with Robert Weingarten, the Company’s Chief Financial Officer. During the term of the Employment Agreement, which shall continue through December 31, 2008, Mr. Weingarten will earn a base salary of no less than $195,000 per annum, plus certain specified perquisites that include a monthly car allowance. Mr. Weingarten is also eligible to receive an annual discretionary bonus of up to 100% of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board of Directors, and an annual performance bonus of up to 100% of base salary if the Company achieves specified earnings targets in fiscal 2007 and 2008. Mr. Weingarten shall also be entitled to receive stock options at the discretion of the Company’s Board of Directors. In the event Mr. Weingarten is terminated “without cause,” he shall be entitled to receive 12 months of severance pay at the rate of 100% of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.  On June 19, 2006 and July 31, 2006, the Company entered into agreements with Mr. Weingarten to incorporate non-material modifications into the Employment Agreement.

In accordance with the MediaDefender transaction, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender.  Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008.  Mr. Saaf and Mr. Herrera are each entitled to receive twelve months of severance pay at the rate of 100% of their monthly salary and the pro-rata portion of the performance bonus referenced below if they are terminated “without cause.”  In addition, the Company granted stock options to purchase 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable for a period of five years at $3.00 per share.  On July 28, 2006, the Company entered into agreements with Mr. Saaf and Mr. Herrera to incorporate non-material modifications into the Employment Agreements.

Future payments under employment agreements are as follows:

Years Ending December 31,	(in thousands)

2007	$1,743
2008	1,515
2009	33
$3,291

Consulting Agreements

On October 9, 2006, the Company entered into an eighteen-month non-exclusive consulting agreement with Wood River Ventures, LLC and Jonathan Dolgen for consulting and advisory services with respect to the business and operations of the Company.  The consulting agreement provides for an aggregate cash fee of $187,500, payable quarterly in six installments of $31,250, and a stock award valued at $112,500, consisting of 34,615 shares of common stock based on the Company’s closing stock price on October 10, 2006 of $3.25 per share to be issued under the Company’s 2006 Equity Incentive Plan.  The shares vest pro rata over the eighteen-month period of the consulting agreement, beginning on October 10, 2006 and thereafter monthly on the first day of each month of the term of the consulting agreement through March 2008.  Accordingly, during the year ended December 31, 2006, the Company issued 5,769 shares of common stock under this consulting agreement.

On October 1, 2006, the Company entered into a one-year non-exclusive consulting agreement with an individual for business development consulting services.  The consulting agreement provides for an aggregate cash fee of $108,000, consisting of an initial payment of $18,000 and a base fee payable monthly in twelve installments of $7,500, and stock options, consisting of an initial award of options to acquire 25,000 shares of common stock, and subsequent awards of options to acquire 5,000 shares of common stock on the last day of each month of the term of the consulting agreement through September 30, 2007.  The stock options are fully vested when issued.  Accordingly, during the year ended December 31, 2006, the Company issued options to acquire 35,000 shares of common stock under this consulting agreement.

Option Plans

We currently maintain our 2006 Equity Incentive Plan, our 1999 Employee Stock Option Plan, our 1999 Artist Plan, our 1999 Artist and Artist Advisor Plan and our 2004 Consultant Plan (collectively, the “Current Option Plans”). At April 1, 2007, an aggregate of 1,354,344 stock options were outstanding under the Current Option Plans. The are an additional 4,087,127 stock options outstanding at April 1, 2007 that were issued by us outside of the Current Option Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of April 1, 2007 regarding compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	302,370	$7.50	142,110
Equity compensation plans not approved by stockholders	4,765,379	$3.22	1,942,731
Total	5,067,749	$3.46	2,084,841

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

The 1999 Employee Stock Option Plan is a non-stockholder approved plan under which options may be granted to employees, non-employee members of our Board, and consultants and other independent advisors in our employ or service. The number of shares of Common Stock issuable over the term of the 1999 Employee Stock Option Plan was initially 650,000 shares and automatically increases each year by two percent of the total number of shares of our Common Stock outstanding on the last trading day in December in the immediately preceding calendar year, provided that no annual increase shall exceed 87,500.

All option grants under the 1999 Employee Stock Option Plan will have an exercise price per share equal to the fair market value per share of our Common Stock on the grant date, subject to certain adjustments for stock splits, recapitalizations and similar transactions. Each option will vest in installments over the optionee’s period of service with us. The options will vest on an accelerated basis in the event we are acquired and those options are not assumed or replaced by the acquiring entity. The options that were granted while we were a limited liability company, however, will terminate in the event we are acquired and those options are not assumed by the acquiring entity (unless their vesting is accelerated by our Compensation Committee). Each option will have a maximum term (not to exceed ten years) set by the plan administrator at the time of grant, subject to earlier termination following the optionee’s cessation of employment. All options are non-statutory options under the Federal tax law, unless they are incentive stock options granted to employees.

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

The 1999 Artist Plan is a non-stockholder approved plan under which options were granted to performing artists who provided products and services through the ARTISTchannel Web sites we operate and maintain for them pursuant to ARTISTchannel agreements. The number of shares of Common Stock issuable over the term of the 1999 Artist Plan was initially 400,000 shares and automatically increases each year by two percent of the total number of shares of our Common Stock outstanding on the last trading day in December in the immediately preceding calendar year, provided that no annual increase shall exceed 87,500.

All option grants under the 1999 Artist Plan have an exercise price per share equal to the fair market value per share of our Common Stock on the grant date. Each option vests in installments over the period the optionee’s ARTISTchannel agreement remains in effect. The options will vest on an accelerated basis in the event ARTISTdirect is acquired and those options are not assumed or replaced by the acquiring entity. Each option has a maximum term (not to exceed ten years) set by the plan administrator (our Compensation Committee) at the time of grant, subject to earlier termination following the termination of the optionee’s ARTISTchannel agreement. All options are non-statutory options under the Federal tax law.

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

The 1999 Artist and Artist Advisor Plan is a non-stockholder approved plan under which options were granted to performing artists and their attorneys, business managers, agents and other advisors who provided services to us. The number of shares of Common Stock issuable over the term of the 1999 Artist and Artist Advisor Stock Option Plan was initially 185,000 shares and increased by 37,500 shares on January 1, 2001 and 2002, respectively to a total of 260,000 as of December 31, 2002 (subject to adjustment for certain changes in our capital structure). The share reserve will automatically increase on the first trading day in January each calendar year by an amount equal to one percent of the total number of shares of our Common Stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 37,500 shares.

All option grants under the 1999 Artist and Artist Advisor Stock Option Plan have an exercise price per share equal to the fair market value per share of our Common Stock on the grant date. Each option vests in installments over the optionee’s period of service with us. The options will vest on an accelerated basis in the event we are acquired and those options are not assumed or replaced by the acquiring entity. Each option has a maximum term (not to exceed ten years) set by the plan administrator at the time of grant, subject to earlier termination following the termination of the optionee’s service for cause. All options are non-statutory options under the Federal tax law.

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

2006 Equity Incentive Plan

The ARTISTdirect, Inc. 2006 Equity Incentive Plan, referred to as the 2006 Equity Plan, became effective on June 19, 2006, the effective date of stockholder approval of such plan. The Board of Directors of ARTISTdirect, Inc., a Delaware corporation (the “Registrant”), had approved the 2006 Equity Plan in April 2006. The Registrant’s stockholders approved the 2006 Equity Plan at the Annual Meeting of Stockholders held June 19, 2006 (the “Annual Meeting”).

A total of 1,500,000 new shares of the Registrant’s common stock have initially been reserved for issuance under the 2006 Equity Plan.

Awards under the 2006 Equity Plan may be granted to any of the Registrant’s employees, directors, officers, consultants or those of the Registrant’s affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. An incentive stock option may be granted under the 2006 Equity Plan only to a person who, at the time of the grant, is an employee of the Registrant or a parent or subsidiary of the Registrant.

The 2006 Equity Plan will be administered by the Registrant’s Compensation Committee, which the Board of Directors appointed to be the “Administrator” of the plan, with full power to authorize the issuance of shares of the Registrant’s common stock and to grant options or rights to purchase shares of the Registrant’s common stock. The Administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, the exercisability of the awards and the form of consideration payable upon exercise. The Compensation Committee may delegate the day-to-day administration of the 2006 Equity Plan to one or more individuals.

The 2006 Equity Plan provides that in the event of a merger of the Registrant with or into another corporation or of a “change in control” of the Registrant, including the sale of all or substantially all of the Registrant’s assets, and certain other events, the Board of Directors or the Compensation Committee may, in its discretion, provide for the assumption or substitution of, or adjustment to, each outstanding award, accelerate the vesting of options and stock appreciation rights, and terminate any restrictions on stock awards or cash awards or provide for the cancellation of awards in exchange for a cash payment to the participant.

The 2006 Equity Plan will terminate on June 19, 2016, unless terminated earlier by the Board of Directors or the Compensation Committee. No awards may be made after the termination date; however, unless otherwise expressly provided in an applicable award agreement, any award granted under the plan prior to the expiration may extend beyond the end of such period through the award’s normal expiration date.

The Board of Directors or the Compensation Committee may generally amend or terminate the 2006 Equity Plan as determined to be advisable. The Internal Revenue Code or the rules of the Securities and Exchange Commission may also require the Registrant’s stockholders to approve certain amendments. The Board of Directors or the Compensation Committee may amend the 2006 Equity Plan without stockholder approval to comply with legal, regulatory and listing requirements and to avoid unanticipated consequences determined to be inconsistent with the purpose of the plan or any award agreement.

A complete copy of the 2006 Equity Plan can be found in the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 8, 2006.

Non-Plan; Non-Stockholder Approved Stock Option Grants

Effective May 31, 2001, we issued to Frederick W. (Ted) Field, our Chairman and former Chief Executive Officer, a non-qualified stock option to purchase 302,370 shares of common stock exercisable at $7.50 per share through May 30, 2008.  The option vested over a period of five years from June 29, 2001, and was fully vested in 2006.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $2,006,000, of which $201,000 was charged to operations in 2006.

Effective September 29, 2003, we issued to Jonathan V. Diamond, our Chief Executive Officer, a non-plan, non-qualified stock option to purchase 259,659 shares of common stock exercisable through August 15, 2010 at $0.85 per share, which was the approximate fair market value of the common stock on the date of grant.  The option vested over a period of three years from the date of grant, and was fully vested in 2006.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $221,000, of which $36,000 was charged to operations in 2006.

Effective March 29, 2004, we issued to Robert N. Weingarten, our Chief Financial Officer, a non-plan, non-qualified stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011.  The option vests and becomes exercisable in a series of thirty-six successive equal monthly installments from March 29, 2004 through March 29, 2007.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $42,000, of which $14,000 was charged to operations in 2006.

On July 28, 2005, we issued Jonathan Diamond , our President and Chief Executive Officer, a non-plan, non-qualified stock option to purchase 2,753,098 shares of Common Stock exercisable at $1.55 per share, which was the approximate fair market value of the Common Stock on the date of grant, through August 25, 2010. Approximately 38 percent of such stock options vests at the rate of 1/3rd per year over a three-year period and the remaining approximately 62 percent vests upon the achievement of certain financial milestones by ARTISTdirect.

On July 28, 2005, we issued Robert Weingarten, our Chief Financial Officer, a non-plan, non-qualified stock option to purchase 550,000 shares of Common Stock exercisable at $1.55 per share, which was not less than the fair market value on the date of grant, through August 25, 2010. One half of such stock option vests at the rate of 1/3 per year over a three year period and one half will vest upon the achievement of certain financial milestones by ARTISTdirect.

The above-referenced stock option grants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to us by the recipients.

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Office Sub-Lease

From the third quarter of 2003 through March 2006, the Company’s administrative offices were located in an office leased by Radar Pictures, Inc., a company owned by Ted Field, the Chairman of the Board of Directors of the Company, pursuant to a month-to-month arrangement.  For the year ended December 31, 2005, the Company accrued $90,000 to Radar Pictures, Inc. as rent and facilities usage expense.  On February 28, 2005, the Company paid Radar Pictures, Inc. accrued rent through December 31, 2004. Commencing January 1, 2005, the Company began paying rent at a rate of $7,500 per month for these facilities.  The Company relocated to new office facilities in March 2006.

Transactions Related to MediaDefender Acquisition

In conjunction with the acquisition of MediaDefender, the Company issued 1,109,032 shares of common stock and a seven-year warrant to purchase 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC.  The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both of whom are members of the Company’s Board of Directors.  The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company in connection with the acquisition of MediaDefender.

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

The Company also acknowledged the terms of Non-Competition Agreements entered into on July 28, 2005 by MediaDefender and Mr. Saaf and Mr. Herrera.  The Non-Competition Agreements prohibit Mr. Saaf and Mr. Herrera from (i) engaging in certain competitive business activities, (ii) soliciting customers of MediaDefender or the Company, (iii) soliciting existing employees of MediaDefender or the Company and (iv) disclosing any confidential information regarding MediaDefender or the Company.  Each agreement has a term of four years and shall continue to remain in force and effect in the event the above-referenced Employment Agreements are terminated prior to the end of the four-year term of the Non-Competition Agreements.  In consideration, Mr. Saaf and Mr. Herrera were each entitled to a cash payment of $525,000 from MediaDefender on December 31, 2006, which payments were timely made.

Randy Saaf and Octavio Herrera, formerly principals and stockholders of MediaDefender and currently both executive officers of the Company’s wholly-owned subsidiary, MediaDefender, each invested $2,250,000 in the Sub-Debt Financing on the same terms and conditions as the other Sub-Debt Financing investors.

Eric Pulier

Effective as of January 1, 2006, the Company entered into a one-year consulting agreement with Eric Pulier, a director of the Company, through WNT Consulting Group, a California limited liability company wholly-owned by Mr. Pulier (“WNT”).  The consulting agreement was approved by the disinterested members of the Company’s Board of Directors.  Effective January 12, 2007, the parties mutually agreed to terminate this consulting agreement, which had automatically renewed for a second one-year term through December 31, 2007.  Under the terms of the original consulting agreement, Mr. Pulier received a base fee of $10,000 per month, certain other mandatory payments, and was also eligible to receive cash bonuses on the achievement of certain specified milestones.  The termination agreement provided for a one-time cash payment to Mr. Pulier (through WNT) in the amount of $100,000 (which was paid in January 2007), in consideration for the termination of the consulting agreement and an acknowledgement and complete release of any and all claims related to unpaid compensation, bonus amounts or other out-of-pocket expenses (in cash or otherwise) that may have been owed by the Company as of January 12, 2007.  Mr. Pulier will continue to serve as a member of the Company’s Board of Directors.  The termination agreement was approved by the Compensation Committee of the Company’s Board of Directors.

On January 12, 2007, the Company entered into a new consulting agreement with Mr. Pulier (through WNT).  During the term of the new consulting agreement, which commenced January 12, 2007 and continues in effect until any party provides ten days prior written notice to the other parties of its intention to terminate, Mr. Pulier will provide non-exclusive consulting and advisory services to the Company outside of the ordinary course of his services as a member of the Board of Directors.  In consideration, Mr. Pulier (through WNT) is entitled to receive hourly compensation at the rate of $500 per hour.  Any consulting request made by the Company must be approved in advance by all parties prior to commencement of services.  The new consulting agreement was approved by the Compensation Committee of the Company’s Board of Directors.

Nicholas Turner

On November 28, 2006, the Company acknowledged the terms of a release of claims (the “Release”) entered into by Nicholas Turner, the Company’s former Vice President, Business Development.  Pursuant to the terms of the Release, Mr. Turner has agreed to fully waive any and all claims that he may have against the Company, including any such claims related to the terms of his employment or otherwise, if any, that may have arisen prior to the execution date of the Release.  The Company further acknowledged that the effective date of Mr. Turner’s resignation as the Company’s Vice President, Business Development was August 31, 2006.

The Company and Mr. Turner also entered into an independent contractor agreement dated November 28, 2006 (the “Contractor Agreement”), in order to provide for Mr. Turner’s temporary continued services with the Company.  The Contractor Agreement was scheduled to remain in effect for a period of eight months, commencing as of September 1, 2006 (the “Term”); provided, that, the Contractor Agreement could be terminated prior to the end of the Term by Mr. Turner for any reason or by the Company (i) for “cause,” (ii) the death or disability of Mr. Turner or (iii) for any reason at its option effective as of December 31, 2006 by making a one-time cash payment to Mr. Turner of $30,000 in the aggregate (the “Early Termination Option”).  The Contractor Agreement prohibited Mr. Turner from engaging in certain competitive business activities and from soliciting existing employees, customers, clients or vendors of the Company or its subsidiaries.  The covenants not to compete or solicit expire on the later of April 30, 2007 and the date of termination of Mr. Turner’s consulting services with the Company.  In consideration, Mr. Turner was entitled to receive from the Company a base fee of $12,500 for the first four-month period (comprised of $5,000 in cash and $7,500 in the form of a short-term loan, which would be forgiven on April 30, 2007 if Mr. Turner has complied with the provisions of the covenants not to compete or solicit) and $7,500 per month during the second four-month period (including a recoupable advance), as well as certain commission and bonus amounts, assuming achievement of specified milestones.  The Contractor Agreement was approved by the Compensation Committee of the Company’s Board of Directors.

Effective December 31, 2006, the Company elected to exercise its Early Termination Option under the Contractor Agreement and made the one-time cash payment to Mr. Turner of $30,000.  No further amounts are owed by the Company to Mr. Turner under the terms of the Contractor Agreement.

Fred Davis

During the year ended December 31, 2006, the Company incurred legal fees of approximately $45,000 to Davis Shapiro Lewit & Hayes, LLP, a law firm in which Fred Davis, a director of the Company, is a partner.

Director Independence

Our board of directors is comprised of a majority of independent directors.

Independent Directors. The current independent directors of the Board are as follows:  Frederick W. Field (Chairman), Fred Davis (member of Compensation and Nominating Committees), James Lane (member of Audit and Nominating Committees) Teymour Boutros-Ghali and Dimitri Villard (member of Audit Committee and Compensation Committee). Each of these directors qualifies as an independent director in accordance with the published listing requirements of the American Stock Exchange. In addition, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Board Structure and Committees. Our board of directors has established an audit committee, nominating committee and a compensation committee. Our board of directors and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time as appropriate. Our board of directors has delegated various responsibilities and authority to its committees as generally described above (see “The Board of Directors and Committees”). The committees will regularly report on their activities and actions to the full board of directors. Each member of each committee of our board of directors qualifies as an independent director.

ITEM 13.                      EXHIBITS

The information required by this Item is set forth in the section of this Annual Report on Form 10-KSB entitled “EXHIBIT INDEX” and is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current independent registered public accounting firm, and where indicated, by our predecessor independent registered public accounting firm, for the years ended December 31, 2006 and 2005, respectfully, are as follows:

	2006	2005
Audit Fees	$213,970	$149,585
Audit-Related Fees	$137,890	$85,250	(1)
Tax Fees	$40,490	$48,930
All Other Fees	$—	$172,350
Audit Fees Relating to the Restatement	$30,030	$—

(1)             $25,050 billed by KPMG.

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

All Other Fees

All other fees consist of fees for audit-related fees and the audit of financial statements for MediaDefender, Inc.

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

ARTISTdirect, Inc.

Date:	April 30, 2007	By:	/s/ Jonathan V. Diamond
Jonathan V. Diamond
Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2007	By:	/s/ Robert N. Weingarten
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

Signature	Title	Date

/s/ Frederick W. Field	Chairman of the Board of Directors	April 30, 2007
Frederick W. Field

President, Chief Executive Officer and Director
/s/ Jonathan V. Diamond	(Principal Executive Officer)	April 30, 2007
Jonathan V. Diamond

/s/ Robert N. Weingarten	Chief Financial Officer and Secretary (Principal Financial Officer)	April 30, 2007
Robert N. Weingarten

/s/ Rene Rousselet	Corporate Controller (Principal Accounting Officer)	April 30, 2007
Rene Rousselet

/s/ Teymour Boutros-Ghali	Director	April 30, 2007
Teymour Boutros-Ghali

/s/ Fred Davis	Director	April 30, 2007
Fred Davis

/s/ James Lane	Director	April 30, 2007
James Lane

/s/ Eric Pulier	Director	April 30, 2007
Eric Pulier

/s/ Dimitri Villard	Director	April 30, 2007
Dimitri Villard

ARTISTDIRECT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ARTISTdirect, Inc.

We have audited the accompanying consolidated balance sheets of ARTISTdirect, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARTISTdirect, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”, and applied the modified prospective method at the beginning of the year ended December 31, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company is in default under its senior and subordinated debt agreements.  This could cause a request for accelerated payment or redemption of the debt.  The Company does not have the capital resources necessary to repay accelerated indebtedness or redemption of the debt.  These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

April 27, 2007

Santa Monica, California

ARTISTdirect, Inc. and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except for share data)

	December 31,
	2006	2005
		(Restated)

Assets
Current assets:
Cash and cash equivalents	$5,602	$3,102
Restricted cash	364	359
Accounts receivable, net of allowance for doubtful accounts of $421 and $177 at December 31, 2006 and 2005, respectively	6,928	3,667
Income taxes refundable	—	1,211
Finished goods inventory	281	303
Prepaid expenses and other current assets	204	85
Total current assets	13,379	8,727

Property and equipment	4,197	3,120
Less accumulated depreciation and amortization	(1,729)	(1,175)
Property and equipment, net	2,468	1,945

Other assets:
Intangible assets:
Customer relationships, net	1,195	1,950
Proprietary technology, net	4,012	6,546
Non-competition agreements, net	728	1,191
Goodwill	31,085	31,085
Total intangible assets, net	37,020	40,772
Deferred financing costs, net	2,084	3,300
Deposits	21	25
Total other assets	39,125	44,097
	$54,972	$54,769

(continued)

ARTISTdirect, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(amounts in thousands, except for share data)

	December 31,
	2006	2005
		(Restated)

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$1,832	$911
Accrued expenses	1,575	2,072
Accrued interest payable	67	607
Deferred revenue	39	377
Income taxes payable	495	—
Estimated liquidated damages payable under registration rights agreements	3,777	—
Warrant liability	4,715	15,104
Derivative liability	18,356	30,202
Senior secured notes payable, net of discount of $1,110 at December 31, 2006 (in default)	12,197	390
Subordinated convertible notes payable, net of discount of $6,516 at December 31, 2006 (in default)	21,142	—
Guaranteed payments to MediaDefender management	—	1,050
Total current liabilities	64,195	50,713

Long-term liabilities:
Senior secured notes payable, net of discount of $1,766 at December 31, 2005, less current portion	—	12,844
Subordinated convertible notes payable, net of discount of $10,268 at December 31, 2005	—	20,806
Deferred rent	199	—
Deferred income taxes payable	264	264
Total long-term liabilities	463	33,914

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $0.01 par value -
Authorized – 60,000,000 shares
Issued and outstanding – 10,188,445 shares and 4,861,149 shares at December 31, 2006 and 2005, respectively	102	49
Additional paid-in-capital	233,197	208,207
Deferred compensation	—	(19)
Accumulated deficit	(242,985)	(238,095)
Total stockholders’ deficiency	(9,686)	(29,858)
	$54,972	$54,769

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except for share data)

	Years Ended December 31,
	2006	2005
		(Restated)
Net revenue:
E-commerce	$2,649	$2,665
Media	5,670	5,297
Anti-piracy and file-sharing marketing services	15,743	6,009
Total net revenue	24,062	13,971

Cost of revenue:
E-commerce	2,495	2,400
Media	3,088	2,745
Anti-piracy and file-sharing marketing services	7,797	2,659
Total cost of revenue	13,380	7,804
Gross profit	10,682	6,167

Operating expenses:
Sales and marketing	1,163	527
General and administrative, including stock-based compensation costs of $2,281 and $73 in 2006 and 2005, respectively	9,213	4,138
Provision for doubtful accounts	705	105
Total operating costs	11,081	4,770
Income (loss) from operations	(399)	1,397

Other income (expense):
Interest income	126	29
Interest expense	(5,852)	(2,873)
Estimated liquidated damages under registration rights agreements	(3,777)	—
Other income, net	57	—
Change in fair value of warrant liability	1,124	(10,735)
Change in fair value of derivative liability	7,792	(20,043)
Reduction in exercise price of warrants	(641)	—
Amortization of deferred financing costs	(858)	(402)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and principal payments on senior secured notes payable	(1,624)	(45)
Loss from continuing operations before income taxes	(4,052)	(32,672)
Provision for income taxes	838	241
Loss from continuing operations	(4,890)	(32,913)
Income (loss) from discontinued operations:
Loss from operations of ARTISTdirect Records, LLC	—	(271)
Gain from sale of interest in ARTISTdirect Records, LLC (substantially all non-cash)	—	21,079
Income from discontinued operations	—	20,808
Net loss	$(4,890)	$(12,105)

Loss per common share – basic and diluted:
From continuing operations	$(0.56)	$(8.29)
From discontinued operations	—	5.24
Net loss	$(0.56)	$(3.05)

Weighted average common shares outstanding:
Basic and Diluted	8,764,038	3,969,145

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficiency (2005 Restated)

(amounts in thousands, except for share data)

	Common Stock		Treasury	Additional Paid-In
	Shares	Amount	Stock	Capital
Balance at January 1, 2005	3,502,117	$38	$(3,442)	$209,135
Fair value of stock options granted for consulting services	—	—	—	92
Common stock issued upon conversion of subordinated convertible notes payable	250,000	3	—	385
Derivative liability transferred to additional paid-in capital as a result of conversion of subordinated convertible notes payable	—	—	—	375
Warrants issued to consultants as consulting fee in conjunction with MediaDefender acquisition	—	—	—	84
Common stock issued to consultants as consulting fee in conjunction with MediaDefender acquisition	1,109,032	11	—	1,575
Cancellation of outstanding shares of treasury stock	—	(3)	3,442	(3,439)
Amortization of deferred compensation	—	—	—	—
Net loss	—	—	—	—
Balance at December 31, 2005	4,861,149	49	—	208,207
Fair value of stock options granted for consulting services	—	—	—	35
Fair value of stock options	—	—	—	2,208
Common stock issued for consulting services	5,769	—	—	19
Common stock issued upon exercise of stock options	97,287	1	—	79
Common stock issued upon exercise of warrants	3,020,370	30	—	5, 296
Common stock issued upon conversion of subordinated convertible notes payable	2,203,870	22	—	3,394
Warrant liability transferred to additional paid-in capital as a result of exercise of warrants	—	—	—	9,483
Derivative liability transferred to additional paid-in capital as a result of conversion of subordinated convertible notes payable	—	—	—	4,053
Reduction in exercise price of warrants exercised by holders of senior secured notes payable	—	—	—	423
Amortization of deferred compensation	—	—	—	—
Net loss	—	—	—	—
Balance at December 31, 2006	10,188,445	$102	$—	$233,197

(continued)

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficiency (2005 Restated) (continued)

(amounts in thousands, except for share data)

	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Deficiency
Balance at January 1, 2005	$—	$(225,990)	$(20,259)
Fair value of stock options granted for consulting services	(92)	—	—
Common stock issued upon conversion of subordinated convertible notes payable	—	—	388
Derivative liability transferred to additional paid-in capital as a result of conversion of subordinated convertible notes payable	—	—	375
Warrants issued to consultants as consulting fee in conjunction with MediaDefender acquisition	—	—	84
Common stock issued to consultants as consulting fee in conjunction with MediaDefender acquisition	—	—	1,586
Cancellation of outstanding shares of treasury stock	—	—	—
Amortization of deferred compensation	73	—	73
Net loss	—	(12,105)	(12,105)
Balance at December 31, 2005	(19)	(238,095)	(29,858)
Fair value of stock options granted for consulting services	—	—	35
Fair value of stock options	—	—	2,208
Common stock issued for consulting services	—	—	19
Common stock issued upon exercise of stock options	—	—	80
Common stock issued upon exercise of warrants	—	—	5,326
Common stock issued upon conversion of subordinated convertible notes payable	—	—	3,416
Warrant liability transferred to additional paid-in capital as a result of exercise of warrants	—	—	9,483
Derivative liability transferred to additional paid-in capital as a result of conversion of subordinated convertible notes payable	—	—	4,053
Reduction in exercise price of warrants exercised by holders of senior secured notes payable	—	—	423
Amortization of deferred compensation	19	—	19
Net loss	—	(4,890)	(4,890)
Balance at December 31, 2006	$—	$(242,985)	$(9,686)

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2006	2005
		(Restated)
Cash flows from operating activities:
Net loss	$(4,890)	$(12,105)
Income from discontinued operations	—	(20,808)
Loss from continuing operations	(4,890)	(32,913)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	9,911	3,570
Provision for doubtful accounts	705	105
Stock-based compensation	2,281	73
Deferred income taxes	—	42
Change in fair value of warrant liability	(1,124)	10,735
Change in fair value of derivative liability	(7,792)	20,043
Reduction in exercise price of warrants	641	—
Sub-total	(268)	1,655
Changes in operating assets and liabilities, net of effect from acquisition of MediaDefender:
(Increase) decrease in -
Accounts receivable	(3,966)	(510)
Finished goods inventory	22	(165)
Prepaid expenses and other current assets	(119)	64
Income taxes refundable	1,211	(1,211)
Other assets	4	(1)
Increase (decrease) in -
Accounts payable	921	333
Accrued expenses	(410)	432
Accrued interest payable	(540)	607
Deferred revenue	(338)	320
Deferred rent	199	—
Income taxes payable	495	—
Estimated liquidated damages payable under registration rights agreements	3,777	—
Net cash provided by continuing operations	988	1,524
Net cash used in discontinued operations	(88)	(38)
Net cash provided by operating activities	900	1,486

Cash flows from investing activities:
Additions to property and equipment	(1,077)	(303)
Proceeds from sale of interest in ARTISTdirect Records, LLC	—	115
Acquisition of MediaDefender	—	(42,500)
Costs incurred in MediaDefender acquisition	—	(1,115)
Cash acquired in connection with MediaDefender acquisition, net of adjustments and amount due to ADI	—	435
Guaranteed payments to MediaDefender management	(1,050)	—
Net cash used in investing activities	(2,127)	(43,368)

Cash flows from financing activities:
Proceeds from senior and subordinated debt financings	—	45,000
Payments for deferred financing costs	—	(1,025)
Proceeds from exercise of stock options	99	—
Proceeds from exercise of warrants	5,326	—
Principal payments on senior secured notes payable	(1,693)	—
Decrease in restricted cash	(5)	(184)
Net cash provided by discontinued operations –
Proceeds from issuance of bridge notes by ARTISTdirect Records, LLC	—	37
Net cash provided by financing activities	3,727	43,828

Cash and cash equivalents:
Net increase	2,500	1,946
Balance at beginning of year	3,102	1,156
Balance at end of year	$5,602	$3,102

(continued)

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(amounts in thousands)

	Years Ended December 31,
	2006	2005
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$3,243	$657
Income taxes	$—	$1,637

Non-cash investing and financing activities:
Warrant liability transferred to additional paid-in capital as a result of exercise of warrants	$9,483	$—
Derivative liability transferred to additional paid-in capital as a result of conversion of subordinated convertible notes payable	$4,053	$375
Common stock issued upon conversion of subordinated convertible notes payable	$3,416	$388
Issuance of subordinated convertible note payable to placement agent	$—	$1,460
Issuance of warrants to holders of senior secured notes payable	$—	$1,983
Issuance of warrants to holders of subordinated convertible notes payable	$—	$1,134
Recognition of embedded derivatives bifurcated from subordinated convertible notes payable	$—	$10,534
Issuance of common stock to directors as consulting fee in conjunction with MediaDefender acquisition	$—	$1,586
Issuance of warrants to directors as consulting fee in conjunction with MediaDefender acquisition	$—	$84
Issuance of warrants to placement agent with respect to senior secured notes payable	$—	$176
Issuance of warrants to placement agent with respect to senior secured notes payable and subordinated convertible notes payable	$—	$1,077
Guaranteed payments to MediaDefender management accounted for as non-competition agreements	$—	$1,050
Accrued expenses related to MediaDefender acquisition	$—	$160
Assets acquired in MediaDefender transaction, excluding cash and intercompany payable:
Assets acquired	$—	$4,458
Liabilities assumed	$—	$734
Customer relationships	$—	$2,264
Proprietary technology	$—	$7,602
Goodwill	$—	$31,085

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005 (2005 restated)

1.  BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS ACTIVITIES

ARTISTdirect, Inc., a Delaware corporation (“ADI”), was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC.  ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996.  The Company is headquartered in Santa Monica, California.  Unless the context indicates otherwise, ADI and its subsidiaries are referred to herein as the “Company”.

On July 28, 2005, the Company completed the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”) (see Note 4).  MediaDefender was founded in July 2000.  This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005.  MediaDefender is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry.  During the year ended December 31, 2006, MediaDefender also began to offer file-sharing marketing services, wherein MediaDefender redirects, for a fee, specific peer-to-peer traffic on the Internet to designated client destinations.

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

GAIN ON SALE OF INTEREST IN SUBSIDIARY

On February 28, 2005, ADI completed the sale of 100% of the common stock of ARTISTdirect Recordings, Inc., a Delaware corporation and wholly-owned subsidiary, to Radar Records Holdings, LLC (“Radar Records”), an entity owned by Frederick W. (Ted) Field, the Company’s Chairman, pursuant to a Transfer Agreement, for a cash payment of $115,000.  ADI and Radar Records had previously entered into an agreement to form a co-venture to develop a new record label, ARTISTdirect Records, LLC (“ARTISTdirect Records”), effective June 29, 2001.  As a result of the completion of this transaction on February 28, 2005, ADI no longer had any equity or other economic interest in ARTISTdirect Records, and Radar Records became the owner of a majority of the membership interests in ARTISTdirect Records and thus acquired the receivable reflecting the $33,000,000 of loan advances previously provided to ARTISTdirect Records by ADI.  In conjunction with this transaction, at February 28, 2005, ADI wrote-off the intercompany balance due from ARTISTdirect Records of $80,000, which previously was eliminated in consolidation.

As a result of the existence of various conflicts of interest with respect to approval of the Transfer Agreement, full disclosure of these conflicts of interest was made to ADI’s Board of Directors and the required approval by the disinterested members of ADI’s Board of Directors was obtained prior to the closing of the transaction.

As a result of the sale of all of ADI’s interest in ARTISTdirect Recordings to Radar Records effective February 28, 2005, ADI accounted for its interest in ARTISTdirect Records as a discontinued operation in 2005 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and the assets and liabilities of ARTISTdirect Records were classified as “held for sale” through February 28, 2005.

For the year ended December 31, 2005, the Company recognized a loss from discontinued operations of $271,000, reflecting ADI’s interest in ARTISTdirect Records for the two months ended February 28, 2005.

As a result of the disposition of ADI’s interest in ARTISTdirect Records effective February 28, 2005, the Company recognized a gain (primarily non-cash) of $21,079,000 in its consolidated statement of operations for the year ended December 31, 2005, primarily as a result of the elimination of the liabilities of ARTISTdirect Records.

RESTATEMENT OF FINANCIAL STATEMENTS

On December 20, 2006, the Company determined that it was necessary to restate the financial statements contained in its previously-filed Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005 and Quarterly Reports on Form 10-QSB or Form 10-QSB/A for the quarterly periods ended September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 (collectively, the “Financial Statements”).  The determination was made by the Company’s Audit Committee following receipt by the Company of comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”), and following consultation with the Company’s senior management, financial advisors and independent registered public accounting firm.

The Staff advised the Company to consider EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and, in light of the guidance set forth in EITF 00-19, to further evaluate the accounting treatment of certain embedded derivatives contained in the outstanding Sub-Debt Notes (as subsequently defined) issued by the Company in July 2005, as well as the accounting treatment of certain warrants issued to the Company’s lenders in July 2005, in conjunction with the acquisition of MediaDefender.  The Company filed the restated Financial Statements on April 19, 2007.  However, the Staff has not indicated whether they may have further comments.  The adjustments to the Financial Statements with respect to the restatements were non-cash in nature and were not caused by or related to any changes in the underlying operating performance of the Company’s business, including revenues, operating costs and expenses, operating income or loss, operating cash flows or adjusted EBITDA.  However, such restatements had a material negative impact on the Company’s previously reported results of operations and earnings per share, current liabilities, net working capital and shareholders’ equity (deficiency).

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined caused such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF 00-19, it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities.  The fair value of these bifurcated derivatives, as determined by an independent valuation firm as of July 28, 2005, was calculated using a lattice (binomial) valuation model, and utilized highly subjective and theoretical assumptions that can materially affect fair values from period to period.  In addition, the recognition of these derivative amounts did not have any impact on revenues, operating expenses, income taxes or cash flows.  The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $30,000,000 of convertible subordinated notes, and is being amortized over the term of the debt.  The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in other income (expense) in the statement of operations.  The Company has accounted for registration rights penalties in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006.

In addition to the adjustment for the embedded derivatives associated with the Sub-Debt Notes, the Company revised the initial valuation and subsequent changes to fair value of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing.

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

GOING CONCERN

As described above, as a result of communications with the Staff of the SEC in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate previously issued financial statements.  As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness and thus triggered an event of default with respect to its registration rights agreements with the holders of such indebtedness.  Accordingly, beginning January 18, 2007, the Company began to incur estimated liquidated damages under its registration rights agreements aggregating approximately $540,000 per month (seven months of which, equivalent to $3,777,000, had been accrued as a current liability at December 31, 2006), and the interest rate on its subordinated convertible notes payable increased from 4% per annum to 12% per annum, an increase of approximately $183,000 per month.

The adjustments to the financial statements with respect to the restatements were non-cash in nature and were not caused by or related to any changes in the underlying operating performance of the Company’s business, including revenues, operating costs and expenses, operating income or loss, income taxes, operating cash flows or adjusted EBITDA.  The fair value of these bifurcated derivatives of $10,534,000, as determined by an independent valuation firm, was calculated using a binomial lattice option-pricing model utilizing highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts, initially recorded as a reduction to the related debt and being amortized to interest expense through the life of the debt, with the resulting changes in fair value of the liability being included as other income (expense) in the statement of operations each reporting period, did not have any impact on revenues, operating expenses, income taxes or cash flows.

However, such restatements had a material negative impact on the Company’s previously reported results of operations and earnings per share, current liabilities, net working capital and shareholders’ equity (deficiency).

During 2005 and 2006, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and its non-event of default scheduled debt service obligations to both the senior and subordinated debt holders, and management currently anticipates that cash flows from operations will be adequate to fund operating and debt service requirements (based on the original terms as contemplated in the senior and subordinated loan agreements) in 2007 and generate operating cash flows in excess of these amounts for at least the next twelve months.

As described above, as a result of the requirement to restate previously issued financial statements, which resulted in the recording of the embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements of $3,777,000, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.

As of December 31, 2006, approximately $13,307,000 was outstanding with respect to the Senior Financing, and approximately $27,658,000 was outstanding with respect to the Sub-Debt Financing.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes as described in the subordinated financing documents.  The Company has not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that currently exist or may come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000.  Any payments made by the Company under the Forbearance and Consent Agreement will be credited against accrued registration delay cash penalties or any other amounts that are or may become due and payable.  The Company has the right to extend the Forbearance and Consent Agreement through June 30, 2007 by an additional cash payment of $125,000 on or before May 31, 2007.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s 2006 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

The Company has entered into an exclusive agreement with a financial advisor to assist in negotiations with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties, and various related matters.  The Company is unable to predict the outcome of such negotiations.  The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations.  To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner, the ongoing penalties and default interest will have a significant and material negative impact on the Company’s cash flows and earnings, such that the Company may not have sufficient cash resources to maintain operations in the future.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

2.  SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

Cash equivalents consist of investments, which are readily convertible into cash and have maturities of three months or less at the time of purchase.

RESTRICTED CASH

As of December 31, 2006 and 2005, restricted cash consisted of a bank certificate of deposit with balances of $184,000 and $179,000, respectively, securing a bank letter of credit provided as security for charge-backs to the Company’s e-commerce credit card processor.  In addition, at December 31, 2006 and 2005, the Company had classified $180,000 of cash as restricted cash as such cash was pledged to secure an irrevocable bank stand-by letter of credit for $180,000 issued in conjunction with the Company’s new office lease which commenced in February 2006 (see Note 16).  During February 2007, the irrevocable bank stand-by letter of credit was reduced to $90,000, and restricted cash was reduced commensurately.

ACCOUNTS RECEIVABLE

The Company grants credit to its customers generally in the form of short-term trade accounts receivable.  Accounts receivable are stated at the amount that management expects to collect from outstanding balances.  When appropriate, management provides for probable uncollectible amounts through a provision for doubtful accounts and an adjustment to a valuation allowance.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, which is generally three years for computer equipment and software and seven years for furniture and fixtures.  Leasehold improvements are amortized over the remaining life of the related lease, which has been determined to be shorter than the life of the asset.

GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS

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

SFAS No. 142 requires goodwill to be tested for impairment at least on an annual basis and more often under certain circumstances, and written down when impaired.  An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates.  The Company uses a rate corresponding to its cost of capital, risk adjusted where appropriate, in determining discounted cash flows.  Estimated cash flows are determined by disaggregating the business segments to a reporting level for which meaningful identifiable cash flows can be determined.  When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, the Company will perform an impairment test to measure the amount of the impairment loss, if any.  Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.  In determining the estimated future cash flows, the Company considers current and projected future levels of income based on management’s plans for that business, as well as business trends, prospects and market and economic conditions.

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

There was no impairment of long-lived assets or goodwill in 2005 or 2006.

DERIVATIVE FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires all derivatives to be recorded on the balance sheet at fair value.  The calculation of the fair value of derivatives utilizes highly subjective and theoretical assumptions that can materially affect fair values from period to period.

The recognition of these derivative amounts does not have any impact on cash flows.

EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, an asset or a liability.  Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.

The Company has accounted for registration rights penalties in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006.  Since the registration rights component of the derivative liabilities was not material through September 30, 2006, there was no cumulative-effect adjustment recorded as a result of the transition rules with respect to the adoption of EITF-00-19-2 at December 31, 2006.

The Company accounts for derivatives, including the embedded derivatives associated with the Sub-Debt Notes and the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing, at fair value, adjusted at the end of each reporting period to reflect any material changes, with any such changes included in other income (expense) in the statement of operations.

At the date of exercise of any of the warrants, or the conversion of Sub-Debt Notes into common stock, the pro rata fair value of the related warrant liability and/or embedded derivative liability is transferred to additional paid-in capital.

DEFERRED FINANCING COSTS

Deferred financing costs consist of cash and non-cash consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including legal fees and placement agent fees.  Such costs are being deferred and amortized over the term of the related debt.  Upon the conversion of subordinated convertible notes payable into common stock and the partial repayment of the senior secured notes payable, the pro rata portion of any related unamortized deferred financing costs are charged to operations.

DISCOUNT ON DEBT

Additional consideration in the form of warrants and other derivative financial instruments issued to lenders was accounted for at fair value based on reports prepared by independent valuation firms.  The fair value of warrants and derivatives was recorded as a reduction to the carrying amount of the related debt, and is being amortized to interest expense over the term of such debt, with the initial offsetting entries recorded as warrant liability and derivative liability on the balance sheet.  Upon the conversion of subordinated convertible notes payable into common stock, the pro rata portion of any related unamortized discount on debt is charged to operations.

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

E-commerce revenue consists primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, including shipping fees, and is recognized when the products are shipped.  The Company records e-commerce revenue on a gross basis as the Company enters into the sale transactions with customers, establishes the prices of the products, chooses the suppliers of the products, assumes the risk of inventory loss and collects all amounts from the customers and assumes the credit risk.  In certain circumstances, e-commerce revenue is subject to royalties, and such expense is recorded as part of cost of e-commerce revenue.

The Company records amounts charged to customers for shipping and handling in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”).  Pursuant to EITF 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the statement of operations.  For the years ended December 31, 2006 and 2005, the Company recorded $581,000 and $629,000, respectively, as revenue for shipping and handling fees charged to customers. For the years ended December 31, 2006 and 2005, the Company recorded $374,000 and $361,000, respectively, of shipping and handling costs as direct cost of product sales in the statements of operations.

Media revenue consists primarily of the sale of advertisements and sponsorships under short-term contracts.  To date, the duration of the Company’s advertising commitments has generally averaged from one to three months, although certain programs can last up to one year.  The Company’s online obligations typically include the guarantee of a minimum number of times (“impressions”) that an advertisement appears in pages viewed by the users of the Company’s online properties.  Online advertising revenue is generally recognized as the impressions are served during the period in which the advertisement is displayed, provided that no significant obligations of the Company remain and collection of the resulting receivable is reasonably assured.

To the extent that minimum guaranteed page deliveries are not met, recognition of the corresponding revenue is deferred until the guaranteed impressions are delivered.

The Company recognizes revenue for sponsorship arrangements over the period during which the advertising is provided, generally on a straight-line basis.  The Company recognizes revenue for a banner impression deliverable as the banner impressions are delivered.  The Company recognizes revenue for web-page sponsorships on a straight-line basis over the term of the sponsorship.  The Company recognizes revenue for custom content when the content is provided to the customer.

Anti-piracy and file sharing marketing services revenue is recognized on a monthly basis as services are provided to customers.  Deferred revenue is recorded for customers who prepay the full, or any portion, of their respective contracts.

COST OF REVENUE

Cost of product sales consists of amounts payable related to e-commerce sales, which includes the cost of merchandise sold and royalties, and online commerce transaction costs, including credit card fees, fulfillment charges and shipping costs.  Distribution expenses consist of various distribution costs, including the cost of processing returns and warehousing inventory.

Media cost of revenue consists primarily of web-site hosting and maintenance costs, online content programming costs, online advertising serving costs, sales commissions, payments to affiliated web-sites, and payroll and related expenses for staff involved with the web-site.  Costs related to the web-site are charged to operations as incurred.  Anti-piracy and file sharing marketing services cost of revenue consists primarily of bandwidth, labor and occupancy costs.  Amortization of proprietary technology is included in anti-piracy and file sharing marketing services cost of revenue.

Depreciation expense is included in the related cost of revenue category.

DISCONTINUED OPERATIONS

The Company has accounted for its iMusic record label and its interest in ARTISTdirect Records, LLC as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Notes 1 and 12).

INVENTORIES

Inventories, net of a provision for obsolescence of $69,000 and $103,000 at December 31, 2006 and 2005, respectively, consist of music-related merchandise maintained in the warehouse of the Company’s distributor.  Inventories are stated at the lower of cost or net realizable value.  Cost is determined using the first-in, first-out method.

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

DEVELOPMENT COSTS

Development costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s web-site.  These costs are included in cost of revenue and are charged to operations as incurred, and totaled approximately $120,000 during the year ended December 31, 2006.

ADVERTISING COSTS

Advertising costs are included in selling and marketing expense and are charged to operations as incurred, and totaled $104,000 and $22,000 during the years ended December 31, 2006 and 2005, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, short-term investments and trade accounts receivable.  The Company places its cash and short-term investments in high credit quality instruments.  Cash balances at certain financial institutions may exceed the FDIC insurance limits.  The Company performs ongoing credit evaluations of its customers but does not require collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company monitors its exposure to credit losses and maintains appropriate allowances for anticipated losses.

Concentrations of credit risk with respect to trade receivables generated by the Company’s operations are generally limited.

However, MediaDefender’s customers consist primarily of large reputable companies in the music and entertainment industries.

The Company purchases 58% of its music-related merchandise inventory from one supplier.  The Company is subject to risk in the event that any of the suppliers is unable to fulfill its orders.  However, there are a number of different suppliers who can provide such products to the Company.

During the years ended December 31, 2006 and 2005, approximately 67% of e-commerce revenues were generated from the products related to a single music merchandising entity.

During the year ended December 31, 2006, one customer accounted for $730,000 or 13% of total media revenue, of which $335,000 was due from this customer at December 31, 2006.  During the year ended December 31, 2005, one major advertiser/sponsor accounted for $1,786,000 or 34% of total media revenue, all of which was paid during 2005.

During the year ended December 31, 2006 and 2005, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.

During the year ended December 31, 2006, approximately 73% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 27%, another customer accounting for 25%, a third customer accounting for 11%, and a fourth customer accounting for 10%.  At December 31, 2006, the amounts due from such customers were $854,039, $620,000, $773,333 and $649,549, respectively, which were included in accounts receivable.

During the year ended December 31, 2005, approximately 64% of MediaDefender’s consolidated revenues were from two customers, with one customer accounting for 35% and the other customer accounting for 29%.  At December 31, 2005, the amounts due from such customers were $420,000 and $835,000, respectively, which were included in accounts receivable.

During the year ended December 31, 2006, MediaDefender purchased approximately 67% of its bandwidth from three suppliers.  At December 31, 2006, there were no amounts payable to such suppliers.  During the year ended December 31, 2005, MediaDefender purchased approximately 87% of its bandwidth from three suppliers.  At December 31, 2005, amounts payable to one of these suppliers was $22,000.  Although there are other suppliers of bandwidth, a change in suppliers could cause delays, which could adversely affect operations in the short-term.

Information with respect to the year ended December 31, 2005 relating to MediaDefender reflects only the five-month period in which MediaDefender was included in the Company’s consolidated results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and estimated liquidated damages payable under registration rights agreements approximate their respective fair values because of the short maturity of these instruments.  The carrying amounts of senior secured notes payable and subordinated convertible notes payable approximate their respective fair values because of their current interest rates payable and other features of such debt in relation to current market conditions.  The carrying value of warrant liability and derivative liability approximate their respective fair values since they are adjusted to fair value at each period end.

NET LOSS PER COMMON SHARE

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”), and EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”.  EITF 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128 and provides guidance on how to determine whether a security should be considered a “participating security”.  The Company has determined that its convertible subordinated notes payable are a participating security, as each note holder is entitled to receive any dividends paid and distributions made to the common stockholders as if the note had been converted into common stock on the record date.

Under the two-class method, basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted income (loss) per common share is computed using the more dilutive of the “two-class” method or the “if-converted” method.  Net losses are not allocable to the holders of the subordinated convertible notes payable.  Diluted income (loss) per share gives effect to all potentially dilutive securities, including stock options, senior and sub-debt warrants, and convertible subordinated notes payable, unless they are anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2006 and 2005 is based on the average of the closing price of the Company’s common stock during each respective period.  The calculation of diluted loss per share for the years ended December 31, 2006 and 2005 excluded the effect from the conversion of subordinated convertible notes payable and the exercise of stock options and senior and sub-debt warrants aggregating approximately 25,785,830 shares and 25,785,830 shares of common stock, respectively, since their effect would have been anti-dilutive.

Issued but unvested shares of common stock are excluded from the calculation of basic earnings per share, but are included in the calculation of diluted earnings per share, to the extent that they are not anti-dilutive.

STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Under APB No. 25, compensation expense was recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date.  The Company accounted for stock issued to non-employees in accordance with SFAS No. 123, which required entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant, and EITF 96-18, “Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”, which addressed the measurement date and recognition approach for stock-based transactions.  The Company recognized compensation expense related to variable awards in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).  For fixed awards, the Company recognized expense over the vesting period or the period of service.

                In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123R superceded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amended SFAS No. 95, “Statement of Cash Flows”.  SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the related cost recognized as compensation expense over the vesting period of the awards.  The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

As required by SFAS No. 123, pro forma information regarding net loss per share for the year ended December 31, 2005 was determined as if the Company had accounted for its employee stock options under the fair value method.  The fair value for these options was estimated at the date of grant using either the Black-Scholes option-pricing model or the report of an independent valuation firm.  The assumptions used in the model and the weighted average fair value of each option granted during the year ended December 31, 2005 are as follows:

Risk-free interest rate	5.00%
Volatility	170%
Dividend yield	0%
Weighted average expected life (years)	5
Weighted average fair value of option	$3.21

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit.  Pro forma information for the year ended December 31, 2005 (restated) is as follows (in thousands, except for share data):

Net loss — as reported	$(12,105)
Less: Stock-based employee compensation expense determined under fair value methods not charged to operations	(859)
Net loss — pro forma	$(12,964)

Net loss per share — basic and diluted:
As reported	$(3.05)
Pro forma	$(3.27)

At December 31, 2006, the unvested portion of the grant date fair value of awards will be charged to operations over the remaining vesting period of the outstanding options and warrants as follows (amounts are in thousands):

Years Ending December 31,

2007	$1,552
2008	1,033
2009	26
Total	$2,611

In calculating the Black-Scholes value of stock options issued, the Company uses the full term of the option, an appropriate risk-free interest rate (generally from 4% to 5%), and a 0% dividend yield. The Company calculates expected volatility utilizing an average of closing stock prices for an appropriate calculation period, which has generated volatility factors ranging from approximately 100% to 163% during 2005 and 2006.

ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Some of the more significant estimates include allowances for bad debts and sales returns, impairment of long-lived assets, impairment of fixed assets, stock-based compensation, the valuation allowance on deferred tax assets, and the change in fair value of the warrant liability and derivative liability.  Actual results could differ from those estimates.

RECLASSIFICATION

Certain amounts have been reclassified from their presentation in 2005 to conform to the current year’s presentation.  Such reclassifications did not have any effect on income (loss) from operations or net income (loss).

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107.  SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.  The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements.  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”.  The guidance in EITF 00-19-2 amends FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted.

The Company has chosen to early adopt EITF 00-19-2 effective December 31, 2006, the effect of which is discussed at Note 5.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.  The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements.  SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach and then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company adopted SAB No. 108 during 2006.  The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position.  The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe that the adoption of FIN 48 will have a material effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

4.  ACQUISITION OF MEDIADEFENDER, INC.

On July 28, 2005, the Company consummated the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) entered into by and among the Company, ARTISTdirect Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MediaDefender.  Under the terms of the Merger Agreement, Merger Sub merged with and into MediaDefender, the separate corporate existence of Merger Sub ceased and MediaDefender survived as a wholly-owned subsidiary of the Company.  The stockholders of MediaDefender received aggregate consideration of $42,500,000 in cash, subject to certain holdbacks and adjustments described in the Merger Agreement.  The amount of consideration paid by the Company upon the closing of the transaction was determined in arm’s-length negotiations among the parties thereto.  Prior to entering into the agreement discussed above, there were no material relationships between or among the Company or any of its affiliates, officers or directors, or associates of any such officers or directors, and MediaDefender or any of its affiliates, officers or directors, or associates of any such officers or directors.

MediaDefender is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry.  During the year ended December 31, 2006, MediaDefender also began to offer file-sharing marketing services, wherein MediaDefender redirects, for a fee, specific peer-to-peer traffic on the Internet to designated client destinations.

In order to fund the acquisition of MediaDefender, the Company completed a $15,000,000 senior secured debt transaction and a $30,000,000 convertible subordinated debt transaction, as described at Note 5.

In accordance with the Merger Agreement, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf and Octavio Herrera, confirming the terms of their employment.  Mr. Saaf and Mr. Herrera each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves operating earnings before interest, taxes, depreciation and amortization (calculated using the same accounting methods and policies as MediaDefender has historically used) exceeding $7,000,000 and $7,500,000 in fiscal 2007 and 2008, respectively.  Mr. Saaf and Mr. Herrera are each entitled to receive twelve months of severance pay at the rate of 100% of their monthly salary and the pro rata portion of the performance bonus referenced above if they are terminated “without cause”.  In addition, the Company granted stock options to purchase 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable at $3.00 per share for a period of five years and vesting quarterly over a period of three and one-half years.

The Company also acknowledged the terms of Non-Competition Agreements entered into on July 28, 2005 by MediaDefender and Mr. Saaf and Mr. Herrera.  The Non-Competition Agreements prohibit Mr. Saaf and Mr. Herrera from (i) engaging in certain competitive business activities, (ii) soliciting customers of MediaDefender or the Company, (iii) soliciting existing employees of MediaDefender or the Company and (iv) disclosing any confidential information regarding MediaDefender or the Company.  Each agreement has a term of four years and shall continue to remain in force and effect in the event the above-referenced Employment Agreements are terminated prior to the end of the four-year term of the Non-Competition Agreements.  In consideration, Mr. Saaf and Mr. Herrera were each entitled to a cash payment of $525,000 from MediaDefender on December 31, 2006, which payments were timely made.

As a result of these agreements, effective July 28, 2005, the Company recorded an asset of $1,050,000 for the non-competition agreements and a related liability of $1,050,000 for the guaranteed payments to MediaDefender management.  The $1,050,000 allocated to non-competition agreements is being amortized over the life of the employment agreements.

Mr. Saaf and Mr. Herrera each invested $2,250,000 in the convertible subordinated debt transaction entered into to fund the acquisition of MediaDefender on the same terms and conditions as the other investors in such financing (see Note 5).

Upon the closing of the transaction, the Company issued 1,109,032 shares of common stock and a seven-year warrant to purchase 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC (“WNT07”).  The managers of WNT07 are Eric Pulier and Teymour Boutros-Ghali, both of whom were at the time of the issuance of the consideration and currently are members of the Company’s Board of Directors.  The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company in connection with the acquisition of MediaDefender.  The consideration issued to WNT07 was approved by the disinterested members of the Company’s Board of Directors.  The shares and warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The shares of common stock were valued at $1,585,916 ($1.43 per share) and the warrants were valued at $83,939, based on a valuation report prepared by an independent valuation firm.  The aggregate value of $1,669,855 was allocated $333,971 (20%) to a covenant not to compete (as described below) and $1,335,884 (80%) to the costs that the Company incurred to acquire MediaDefender, based on management’s estimate of the relative values, as confirmed by the independent valuation firm.  The amount allocated to the covenant not to compete is being amortized through April 1, 2007.

On July 28, 2005, the Company entered into a Non-Competition Agreement with WNT07, Eric Pulier and Teymour Boutros-Ghali (collectively, the “Advisors”).  The Non-Competition Agreement prohibits any of the Advisors (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries.  The covenants not to complete or solicit expire on the earlier of April 1, 2007 or the date of termination of Advisor’s services with the Company.

The acquisition of MediaDefender was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005.  The fair value of the intangible assets acquired and their respective amortization periods were determined by an independent valuation firm.  The following table summarizes the assets acquired and liabilities assumed of MediaDefender at July 28, 2005.

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

The following pro forma operating data presents the results of operations for the year ended December 31, 2005, as if the Company had acquired MediaDefender effective January 1, 2005.  Discontinued operations for the year ended December 31, 2005 are not included.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on January 1, 2005, or of future results of operations.

(in thousands)

Net revenue	$20,637

Net loss	$(35,222)

Net loss per common share – basic and diluted	$(7.64)

Weighted average common shares outstanding	4,611,149

5.  FINANCING TRANSACTIONS WITH RESPECT TO MEDIADEFENDER, INC. ACQUISITION

In conjunction with the acquisition of MediaDefender (see Note 4), the Company completed a $15,000,000 senior secured debt transaction (the “Senior Financing”) and a $30,000,000 convertible subordinated debt transaction (the “Sub-Debt Financing”).

The Senior Financing was completed in accordance with the terms set forth in the Note and Warrant Purchase Agreement entered into on July 28, 2005 by the Company, each of the investors indicated on the schedule of buyers attached thereto and U.S. Bank National Association as Collateral Agent (the “Note Purchase Agreement”).  Pursuant to the terms of the Note Purchase Agreement, each investor received a note with a term of three years and eleven months that bears interest at the rate of 11.25% per annum (each a “Senior Note”), payable quarterly, with any unpaid principal and accrued interest due and payable at maturity.  Termination and payment of the Senior Notes by the Company prior to maturity does not result in a prepayment fee.  As collateral for the $15,000,000 Senior Financing, the investors received a first priority security interest in all existing and future assets of the Company and its subsidiaries, tangible and intangible, including, but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property.

In addition, not later than ninety days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined in the Note Purchase Agreement (the “Annual Cash Sweep”), to prepay the principal amount of the Senior Notes.  At December 31, 2005, the 2005 Annual Cash Sweep was $390,000, which was shown as a current liability at December 31, 2005, and which was paid in April 2006.  At December 31, 2006, there was no amount payable for the 2006 Annual Cash Sweep.

The Senior Financing investors also received five-year warrants to purchase an aggregate of 3,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share (collectively, the “Senior Warrants”).  The Senior Warrants were valued at $1,982,500 based on a valuation report prepared by an independent valuation firm utilizing the Black-Scholes option-pricing model, and were recorded as a discount to the $15,000,000 of senior secured debt, and are being amortized to interest expense over the term of the debt.

The Senior Warrants were subject to certain anti-dilution and price reset provisions, as well certain registration rights obligations requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which, if not complied with, subjects the Company to a cash penalty of 1.5% of the Senior Financing per thirty day period.  Accordingly, in accordance with EITF No. 00-19, the fair value of the Senior Warrants was recorded as warrant liability in the Company’s balance sheet at July 28, 2005, and is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in other income (expense) in the statement of operations.

The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.00% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity.  The interest rate increases to 12.00% per annum during any period in which the Company is in default of its obligations under the Sub-Debt Note.  Commencing September 30, 2006, interest is payable quarterly in cash or shares of common stock, at the option of the Company.  Each Sub-Debt Note had an initial conversion price of $1.55 per share, and was subject to certain anti-dilution, reset and change-of-control provisions.  In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met

Following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing, two times within any twelve-month period, the Company has the right to require the holder of each Sub-Debt Note to convert all or a portion equal to not less than 25% of the note conversion amount (limited to 50% of the note conversion amount if pursuant to clause (a) below) into shares of the Company’s common stock in the event that (a) the closing sale price of the Company’s common stock equals or exceeds $2.32 per share for each of any fifteen consecutive trading days, with a minimum trading volume of 200,000 shares of common stock on each such trading day, (b) the closing sale price of the Company’s common stock equals or exceeds $3.10 per share on each trading day during the fifteen consecutive trading day period, with a minimum trading volume of 200,000 shares of common stock on each such trading day, subject in both cases to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issuance date, or (c) completion of an equity financing (including the issuance of securities convertible into equity securities, or long-term debt securities issued as a unit with equity securities, of the Company) at a price per share of not less than $2.50 generating aggregate gross proceeds of at least $20,000,000 from outside third party investors.

The holders of the Sub-Debt Notes are entitled to receive any dividends paid or distributions made to the holders of common stock to the same extent as if such holders had converted their Sub-Debt Notes into common stock (without regard to any limitations on conversion) and had held such shares of common stock on the record date for such dividend or distribution, with such payment to be made concurrently with the payment of the dividend or distribution to the holders of common stock.

The Sub-Debt Financing investors also received five-year warrants to purchase an aggregate of 1,596,774 shares of common stock at an exercise price of $1.55 per share, subject to certain anti-dilution and price reset provisions (collectively, the “Sub-Debt Warrants”).  The Sub-Debt Warrants were valued at $1,133,710 based on a valuation report prepared by an independent valuation firm utilizing the Black-Scholes option-pricing model, and were recorded as a discount to the $30,000,000 of convertible subordinated debt, and are being amortized to interest expense over the term of the debt.

In conjunction with the aforementioned financing transactions, a Subordination Agreement dated July 28, 2005 was entered into between the Company, the Senior Financing investors, and the Sub-Debt Financing investors pursuant to which the Sub-Debt Financing investors agreed to subordinate their rights to the investors in the Senior Financing on certain terms and conditions described therein.

Legal fees paid or reimbursed by the Company for services provided by the respective legal counsels for the lenders were recorded as a charge to deferred financing costs and are being amortized over the terms of the related debt.

Pursuant to the terms of the Note Purchase Agreement and the Securities Purchase Agreement, the Company was required to amend its Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 shares to 60,000,000 shares.  The Company obtained the requisite approvals of the Board of Directors and stockholders and filed a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State on November 7, 2005 to effect the increase in the authorized shares of common stock.

If all of the securities issued in the Senior Financing and the Sub-Debt Financing are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, it will result in significant dilution to the Company’s existing stockholders and a possible change in control of the Company.  If all of the Company’s outstanding equity-based instruments are converted or exercised into shares of the Company’s common stock in accordance with their respective terms, including those issued in conjunction with the acquisition of MediaDefender, there would be a total of approximately 38,000,000 shares of the Company’s common stock issued and outstanding.

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

The Sub-Debt Notes and the Sub-Debt Warrants were subject to certain registration rights obligations requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which, if not complied with, subjects the Company to a cash penalty of 1.0% of the Sub-Debt Financing per thirty day period.  Accordingly, in accordance with EITF No. 00-19, the fair value of the Sub-Debt Warrants was recorded as warrant liability in the Company’s balance sheet at July 28, 2005, and is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in other income (expense) in the statement of operations.

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined causes such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities.  The fair value of these bifurcated derivatives as of July 28, 2005, as determined by an independent valuation firm, was calculated using a lattice (binomial) valuation model utilizing highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts did not have any impact on revenues, operating expenses or cash flows.  The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $30,000,000 of convertible subordinated notes, and is being amortized over the term of the debt.  The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in other income (expense) in the statement of operations.  The Company has accounted for registration rights penalties in accordance with SFAS No. 5, “Accounting for Contingencies”, and EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006.

The Sub-Debt Notes contain several embedded derivative features (both assets and liabilities) that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The material derivative features include:  (1) the standard conversion feature of the debentures, (2) a limitation on the conversion by the holder, and (3) the Company’s right to force conversion.  An independent valuation firm valued the embedded derivative features and determined that, except for the above-noted features, the remaining derivate attributes (both assets and liabilities) were immaterial, both individually and in the aggregate, and effectively offset each other.  The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.

The Company determined that the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing created derivative liabilities in accordance with EITF 00-19 because share settlement of these financial instruments was not within the control of the Company, since the Company could not conclude that it had sufficient authorized but unissued common shares available to satisfy its potential share obligations under the warrant agreements.  The Company reached this conclusion because:  (1) the Company has an obligation to file a registration statement with the SEC to register the common stock underlying warrants, and to have such registration statement declared effective, and to maintain effective such registration statement, or to pay penalties in the form of liquidated damages for each thirty-day period that such registration statement is not effective, (2) the warrants contained dilution protection features, with no limit or cap on the number of shares that could be issued by the Company pursuant to such provisions, and (3) the warrants contained certain price reset features.

Because the warrants contain certain anti-dilution and price reset provisions, as well as have registration rights, the fair value of the warrants was accounted for as a derivative and presented as warrant liability.

The Company, with the assistance of an independent valuation firm, calculated the fair value of the embedded derivatives associated with the Sub-Debt Notes utilizing a binomial lattice option-pricing model.  The valuation model used the following assumptions for the original valuation and similar assumptions for each succeeding valuation:

•       Initial fair value of common stock:  $1.43

•  Fair value of common stock at each subsequent reporting period-end:  closing price on last business day of reporting period

•       Conversion price:  $1.55

•       Terminal time period:  subordinated convertible notes payable mature on July 2009 (3 years and 11 months)

•       Time step:  Period between each price movement, calculated monthly

•  Expected Return:  4.04% (the risk-free rate was based on the treasury security rate with the same term as the subordinated convertible notes payable as of the specified valuation date)

•       Initial volatility factor:  55%

•       Volatility factor at each subsequent reporting period-end:  as determined by comparison to market peer group

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), effective July 28, 2005, the Company issued to Broadband a Sub-Debt Note in the amount of $1,460,500 (in addition to the $30,000,000 referred to above) and five-year warrants to purchase 1,516,935 shares of common stock with an exercise price of $1.55 per share.  The notes and warrants issued to Broadband or its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors.  The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Broadband warrants were valued at $1,077,024 based on a valuation report prepared by an independent valuation firm utilizing the Black-Scholes option-pricing model.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized to other expense over the term of the debt.  The securities issued to Broadband were accounted for in a manner consistent with the accounting for the Sub-Debt Notes and Sub-Debt Warrants as described above.

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), effective July 28, 2005, the Company issued to Libra a seven-year warrant to purchase 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant”).  The Warrant was issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the shares underlying the Libra Warrant in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The Libra Warrant was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra Warrant was valued at $175,750 based on a valuation report prepared by an independent valuation firm utilizing the Black-Scholes option-pricing model.  The aggregate value of the warrants and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized to other expense over the term of the debt.

The Libra Warrant was subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which if not complied with could subject the Company to a cash penalty of $5,000 per thirty day period.  In accordance with EITF No. 00-19, the fair value of the warrants was recorded as warrant liability at July 28, 2005, and was being adjusted to reflect any material changes in such liability from the date of issuance to the end of each reporting period, with any such changes included in other income (expense) in the statement of operations as other income (expense).  Effective April 19, 2006, the Libra Warrant was exercised on a cashless basis at $2.00 per share, resulting in the issuance of 123,864 shares of common stock.

The Company calculated the fair value of the warrants using the Black Scholes option-pricing model, using the volatility factor determined by the independent valuation firm.  The valuation model used the following assumptions for the original valuation and similar assumptions for each succeeding valuation:

•       Initial fair value of common stock:  $1.43

•  Fair value of common stock at each subsequent reporting period-end:  closing price on last business day of reporting period

•  Exercise price:

Senior warrants:  $2.00 (reduced to $1.85 in April 2006)

Sub-Debt warrants:  $1.55 (reduced to $1.43 in April 2006)

Libra warrants:  $2.00

•  Time Period:

Senior warrants:  7 years

Sub-debt warrants:  5 years

Libra warrants:  7 years

•  Expected Return: 4.04% (the risk-free rate was based on the treasury security rate with the same term as the warrants as of the specified valuation date)

•  Initial volatility factor: 55%

•  Volatility factor at each subsequent reporting period-end:  as determined by comparison to market peer group

At the date of exercise of any of the Senior Warrants, the Sub-Debt Warrants or the Libra Warrant, or the conversion of Sub-Debt Notes into common stock, the pro rata fair value of the related warrant liability and/or embedded derivative liability is transferred to additional paid-in capital.

Pursuant to the Senior Financing and Sub-Debt Financing documents, the Company is required to comply on a quarterly basis with certain financial covenants, including minimum working capital, maximum capital expenditures, minimum leverage ratio, minimum EBITDA and minimum fixed charge coverage ratio.  These financial covenants are identical in the Senior Financing and the Sub-Debt Financing documents.

Due to the accounting classification of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing as a current liability in accordance with SFAS No. 133 and EITF 00-19, the Company was not in compliance with certain of these financial covenants at December 31, 2005.

On April 7, 2006, the lenders provided waivers with respect to such past events of default under the Senior Notes and amended their loan documents such that the warrant liability and any change thereto in future periods will not affect future covenant and excess cash flow calculations.  In consideration thereof, the Company offered to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share on certain terms and conditions.  Any exercise of the aforementioned warrants at the reduced exercise price was required to be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  The Company also agreed to utilize 25% of the net proceeds from the exercise of the warrants held by the investors in the Senior Financing to reduce the respective principal balances on the Senior Notes payable held by such exercising investors, and to pay any related unpaid accrued interest on such principal payments.  The aforementioned waivers did not extend to the embedded derivative liabilities associated with the Sub-Debt.

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

On November 7, 2006, the Company entered into a waiver (the “Sub-Debt Waiver”) with the holders of the Sub-Debt Notes.  A provision of the Sub-Debt Notes contains a negative covenant pertaining to the Company’s Consolidated Fixed Charge Coverage Ratio (as such term is defined in the Sub-Debt Notes), which is to be calculated on a quarterly basis (the “Fixed Charge Covenant”).  The Fixed Charge Covenant did not contemplate that the first cash payment of accrued interest was not due and payable to the holders of the Sub-Debt Notes until September 30, 2006 (the “First Interest Payment”), an approximate fourteen-month period from the original issuance date of the Sub-Debt Notes.  As a result of the Company timely making the First Interest Payment, the Company was forced to breach the Fixed Charge Covenant.  The holders of the Sub-Debt Notes agreed to waive this event of default under the Sub-Debt Notes that may have been triggered due to a breach of the Fixed Charge Covenant resulting from the First Interest Payment.

On November 7, 2006, the Company also entered into a waiver (the “Senior Waiver”) with the purchasers of the Senior Notes originally issued by the Company.  The Note Purchase Agreement contains the same Fixed Charge Covenant that is contained in the Sub-Debt Notes (the “Senior Fixed Charge Covenant”).  As a result of the Company timely making the First Interest Payment, the Company was forced to breach the Senior Fixed Charge Covenant.  The holders of the Senior Notes agreed to waive the event of default under the Note Purchase Agreement that may have been triggered due to a breach of the Senior Fixed Charge Covenant resulting from the First Interest Payment.

The financing documents governing the terms and conditions of the senior and subordinated indebtedness require the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder.

A resale registration statement on Form SB-2, as amended (Reg. No. 333-129626), was declared effective by the SEC on December 9, 2005.  The Company subsequently filed Post-Effective Amendment No. 1 to the registration statement on Form SB-2 (Reg. No. 333-129626), which was declared effective by the SEC on May 1, 2006.  As a result of the determination to restate previously issued financial statements (see Note 1), the Form SB-2 has not been available for use by the holders since December 21, 2006.

The financing documents specify that an event of default of the senior and subordinated indebtedness is triggered if a resale registration statement is unavailable for use by the holders for a period of more than ten consecutive trading days after the expiration of an allowable ten day grace period.  The Company invoked its use of the ten-day allowable grace period on December 21, 2006, which expired on December 31, 2006.  As of January 18, 2007, the Form SB-2 remained unavailable for use by the holders, and it will continue to be unavailable for use until the Company prepares and files a post-effective amendment to the Form SB-2 with restated financial statements and other required financial statements, as appropriate, which is then declared effective by the SEC.  Accordingly, an event of default of the senior and subordinated indebtedness has been triggered by the unavailability of the Form SB-2 to the holders.  The financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original Senior Financing, on a pro rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original Sub-Debt Financing, on a pro rata basis.  These cash penalties are due and payable by the Company at the end of each thirty-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 30, 2007.  The Company has not made any cash penalty payments to the holders of the Senior Financing or the Sub-Debt Financing.

The Company delivered notice to holders of its outstanding senior and subordinated indebtedness that, as of January 18, 2007, an event of default had been triggered under their respective senior and subordinated financing documents.  As of December 31, 2006, approximately $13,307,000 was outstanding with respect to the Senior Financing, and approximately $27,658,000 was outstanding with respect to the Sub-Debt Financing.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes as described in the subordinated financing documents.  The Company has not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.  All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006.  In addition, the quarterly interest payment due on the outstanding senior indebtedness in March 2007 was timely paid.  Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that currently exist or may come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000.  Any payments made by the Company under the Forbearance and Consent Agreement will be credited against accrued registration delay cash penalties or any other amounts that are or may become due and payable.  The Company has the right to extend the Forbearance and Consent Agreement through June 30, 2007 by an additional cash payment of $125,000 on or before May 31, 2007.

The Forbearance and Consent Agreement did not impact the investors in the Sub-Debt Financing.  As the Subordination Agreement (as described above) limits the rights of the investors in the Sub-Debt Financing, the Company has not paid any interest or penalties to the investors in the Sub-Debt Financing in 2007.  The Company has not entered into any agreements with the investors in the Sub-Debt Financing.

As previously discussed, at December 31, 2006, the registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder of the senior and subordinated indebtedness was not effective.  Management currently estimates that a registration statement covering such shares of common stock could be declared effective no earlier than August 2007.  Accordingly, in accordance with SFAS No. 5, “Accounting for Contingencies”, and EITF 00-19-2, which the Company adopted as of December 31, 2006, the Company has accrued seven months liquidated damages under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations and a current liability at December 31, 2006.  Since the registration rights component of the derivative liabilities was not material through September 30, 2006, there was no cumulative-effect adjustment recorded as a result of the transition rules with respect to the adoption of EITF-00-19-2 at December 31, 2006.  The Company will continue to review the status of the registration statement and adjust the accrued liquidated damages under the registration rights agreements at each quarter end as appropriate.

As described above, as a result of the requirement to restate previously issued financial statements, which resulted in the recording of the embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements of $3,777,000, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.

The Company has entered into an exclusive agreement with a financial advisor to assist in negotiations with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties, and various related matters.  The Company is unable to predict the outcome of such negotiations.  The Company is exploring various alternatives to resolve the defaults under its senior and subordinated debt obligations.  To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner, the ongoing penalties and default interest will have a significant and material negative impact on the Company’s cash flows and earnings, such that the Company may not have sufficient cash resources to maintain operations in the future.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

6.  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2006	2005
	(in thousands)

Computer equipment and software	$3,744	$2,977
Furniture and fixtures	192	143
Leasehold improvements	261	—
	4,197	3,120
Less accumulated depreciation and amortization	(1,729)	(1,175)
Property and equipment, net	$2,468	$1,945

Leasehold improvements relate to the Company’s new office facilities lease (see Note 16).

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Components of the Company’s identifiable amortizable intangible assets at December 31, 2006 and 2005, all of which were recorded in conjunction with the acquisition of MediaDefender in July 2005 (see Note 4), are as follows:

	Balance at Beginning of Year	Amortization Expense	Balance at End of Year
	(in thousands)

December 31, 2006
Customer relationships	$1,950	$755	$1,195
Proprietary technology	6,546	2,534	4,012
Non-competition agreements	1,191	463	728
Total	$9,687	$3,752	$5,935

December 31, 2005
Customer relationships	$2,264	$314	$1,950
Proprietary technology	7,602	1,056	6,546
Non-competition agreements	1,384	193	1,191
Total	$11,250	$1,563	$9,687

Amortization expense with respect to intangible assets for the years ended December 31, 2006 and 2005 was $3,752,000 and $1,563,000, respectively.  Scheduled amortization expense with respect to intangible assets for the next three succeeding years is as follows (amounts are in thousands):

Years Ending December 31,

2007	$3,601
2008	2,182
2009	152
Total	$5,935

Goodwill at December 31, 2006 and 2005 was $31,085,000, which was recorded in conjunction with the acquisition of MediaDefender in July 2005 (see Note 4).  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, an intangible asset that is not subject to amortization such as goodwill shall be, at a minimum, tested for impairment annually.  The first of the impairment tests consists of a comparison of the total fair value of each reporting unit and the reporting unit’s net assets on the date of the test.  If the fair value is in excess of the net assets, there is no indication of impairment and no need to perform the second tier impairment test.  The Company performed this test as of July 31, 2006, the one-year anniversary of the acquisition of MediaDefender, and determined that there was no indication of impairment at that date, or subsequently through December 31, 2006.

8.   DEFERRED FINANCING COSTS

Components of the Company’s deferred financing costs at December 31, 2006 and 2005 are as follows:

	Balance at Beginning of Year	Amortization Expense	Write-offs Resulting from Conversions and Repayments of Debt	Balance at End of Year
	(in thousands)

Year Ended December 31, 2006
Deferred financing costs related to:
Subordinated convertible notes payable	$2,400	$618	$263	$1,519
Senior secured notes payable	900	240	95	565
Total	$3,300	$858	$358	$2,084

Year Ended December 31, 2005
Deferred financing costs related to:
Subordinated convertible notes payable	$2,722	$291	$31	$2,400
Senior secured notes payable	1,011	111	—	900
Total	$3,733	$402	$31	$3,300

Amortization expense with respect to deferred financing costs for the years ended December 31, 2006 and 2005 was $858,000 and $402,000, respectively.  Scheduled amortization expense with respect to deferred financing costs for the next three succeeding years is as follows (amounts are in thousands):

Years Ending December 31,

2007	$841
2008	841
2009	402
Total	$2,084

9.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity with respect to the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2006	2005
	(in thousands)

Balance, beginning of year	$177	$171
Provision for doubtful accounts	705	105
Amounts charged off	(461)	(99)
Balance, end of year	$421	$177

The provision for doubtful accounts for the years ended December 31, 2006 and 2005 by segment was as follows:

	Years Ended December 31,
	2006	2005
	(in thousands)

E-commerce	$34	$21
Media	317	83
Anti-piracy and file-sharing marketing services	354	1
Total	$705	$105

10.  ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2006	2005
	(in thousands)

Accrued cost of sales	$169	$265
Accrued compensation and related costs	223	670
Accrued professional fees	448	467
Accrued business and property taxes	143	168
Liabilities related to discontinued operations of iMusic	61	149
Other accrued expenses	531	353
Total accrued expenses	$1,575	$2,072

11.  INCOME TAXES

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2006	2005
	(in thousands)
Current:
Federal	$660	$158
State	178	40
	$838	$198

Deferred:
Federal	$—	$12
State	—	31
	—	43
Total	$838	$241

Income taxes differ from the amount computed using a tax rate of 34% as a result of the following:

	Years Ended December 31,
	2006	2005
		(Restated)
	(in thousands)

Computed expected tax benefit	$(1,388)	$(4,105)
State and local income taxes, net of federal income tax benefit	117	25
Amortization of non-cash financing costs	861	1,108
Adjustments to deferred tax assets	1,053	6,688
Stock-based compensation	656	—
Permanent adjustments caused by warrant and derivative liabilities	(1,807)	10,641
Other	10	25
	(498)	14,382
Valuation allowance	1,336	(14,141)
Total income tax expense	$838	$241

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
		(Restated)
	(in thousands)

Deferred tax liabilities:
State income taxes	$3,311	$3,237
Depreciation	541	63
Total deferred tax liabilities	3,852	3,300

Deferred tax assets:
Net operating loss carryforwards	46,722	48,022
Amortization of intangible assets	2,151	640
Non-deductible accrued expenses	1,776	193
Other	220	127
Total deferred tax assets	50,869	48,982
Valuation allowance	(47,281)	(45,946)
Net deferred assets	3,588	3,036
Net deferred tax liabilities	$264	$264

At December 31, 2006, the Company had net operating loss carryforwards of approximately $111,000,000 for Federal income tax purposes expiring beginning in 2020 and California state net operating loss carryforwards of approximately $102,000,000 expiring beginning in 2008.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets (primarily net operating loss carryforwards) is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible.  As of December 31, 2006 and 2005, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

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

As a result of the profitable operations of MediaDefender during the year ended December 31, 2006 and for the period that it was consolidated with the Company’s operations during the year ended December 31, 2005, the non-deductibility of certain non-cash charges for tax reporting purposes, and the permanent limitations on the Company’s ability to utilize its net operating loss carryforwards, the Company recorded a provision for income taxes of $838,000 and $241,000, respectively, for the years ended December 31, 2006 and 2005, respectively.

12.  RELATED PARTY TRANSACTIONS

iMusic:

During the year ended December 31, 2003, the Company reduced the activity of its iMusic record label and executed an agreement with GC Music, LLC (“GC Music”) pursuant to which the Company assigned its rights and obligations to six unreleased artists in exchange for a cash payment of $100,000 applied as a reduction to prior advances related to the six artists and a profit interest in the projects.  GC Music was partially owned by a former officer and director of the Company.  The Company retained the distribution rights to the albums previously released under the original terms of its distribution agreements with its other signed artists, but did not intend to sign any additional artists or release any additional albums domestically or internationally under the iMusic label, and therefore expected very minimal sales activity subsequent to the transaction.  At December 31, 2006 and 2005, the Company provided a sufficient reserve for remaining contract obligations and estimated product returns.  Effective August 14, 2006, the Company entered into a Termination Agreement and Release with GC Music that settled all of the Company’s obligations to GC Music for a one-time cash payment of $25,000.

Office Sub-Lease:

From the third quarter of 2003 through March 2006, the Company’s administrative offices were located in an office leased by Radar Pictures, Inc., a company owned by Ted Field, the Chairman of the Board of Directors of the Company, pursuant to a month-to-month arrangement.  For the year ended December 31, 2005, the Company accrued $90,000 to Radar Pictures, Inc. as rent and facilities usage expense.  On February 28, 2005, the Company paid Radar Pictures, Inc. accrued rent through December 31, 2004. Commencing January 1, 2005, the Company began paying rent at a rate of $7,500 per month for these facilities.  The Company relocated to new office facilities in March 2006.

Transactions Related to MediaDefender Acquisition:

In conjunction with the acquisition of MediaDefender, the Company issued 1,109,032 shares of common stock and a seven-year warrant to purchase 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC.  The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both of whom were at the time of the issuance of the consideration and currently are members of the Company’s Board of Directors.  The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company in connection with the acquisition of MediaDefender (see Note 4).

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

The Company also acknowledged the terms of Non-Competition Agreements entered into on July 28, 2005 by MediaDefender and Randy Saaf and Octavio Herrera, formerly principals and stockholders of MediaDefender and currently both executive officers of the Company’s wholly-owned subsidiary, MediaDefender.  The Non-Competition Agreements prohibit Mr. Saaf and Mr. Herrera from (i) engaging in certain competitive business activities, (ii) soliciting customers of MediaDefender or the Company, (iii) soliciting existing employees of MediaDefender or the Company and (iv) disclosing any confidential information regarding MediaDefender or the Company.  Each agreement has a term of four years and shall continue to remain in force and effect in the event the above-referenced Employment Agreements are terminated prior to the end of the four-year term of the Non-Competition Agreements.  In consideration, Mr. Saaf and Mr. Herrera were each entitled to a cash payment of $525,000 from MediaDefender on December 31, 2006, which payments were timely made.

Randy Saaf and Octavio Herrera each invested $2,250,000 in the Sub-Debt Financing on the same terms and conditions as the other Sub-Debt Financing investors (see Note 5).

Transactions Involving Officers and Directors:

Effective as of January 1, 2006, the Company entered into a one-year consulting agreement with Eric Pulier, a director of the Company, through WNT Consulting Group, a California limited liability company wholly-owned by Mr. Pulier (“WNT”).  The consulting agreement was approved by the disinterested members of the Company’s Board of Directors.  Effective January 12, 2007, the parties mutually agreed to terminate this consulting agreement, which had automatically renewed for a second one-year term through December 31, 2007.  Under the terms of the original consulting agreement, Mr. Pulier received a base fee of $10,000 per month, certain other mandatory payments, and was also eligible to receive cash bonuses on the achievement of certain specified milestones.  Mr. Pulier had also agreed to waive all stock options and other stock-based compensation granted to outside members of the Company’s Board of Directors during the term of his original consulting agreement. The termination agreement provided for a one-time cash payment to Mr. Pulier (through WNT) in the amount of $100,000 (which was paid in January 2007), in consideration for the termination of the consulting agreement and an acknowledgement and complete release of any and all claims related to unpaid compensation, bonus amounts or other out-of-pocket expenses (in cash or otherwise) that may have been owed by the Company as of January 12, 2007.

Mr. Pulier will continue to serve as a member of the Company’s Board of Directors.  The termination agreement was approved by the Compensation Committee of the Company’s Board of Directors.

On January 12, 2007, the Company entered into a new consulting agreement with Mr. Pulier (through WNT).  During the term of the new consulting agreement, which commenced January 12, 2007 and continues in effect until any party provides ten days prior written notice to the other parties of its intention to terminate, Mr. Pulier will provide non-exclusive consulting and advisory services to the Company outside of the ordinary course of his services as a member of the Board of Directors.  In consideration, Mr. Pulier (through WNT) is entitled to receive hourly compensation at the rate of $500 per hour.  Any consulting request made by the Company must be approved in advance by all parties prior to commencement of services.  The new consulting agreement was approved by the Compensation Committee of the Company’s Board of Directors.

On November 28, 2006, the Company acknowledged the terms of a release of claims (the “Release”) entered into by Nicholas Turner, the Company’s former Vice President, Business Development.  Pursuant to the terms of the Release, Mr. Turner has agreed to fully waive any and all claims that he may have against the Company, including any such claims related to the terms of his employment or otherwise, if any, that may have arisen prior to the execution date of the Release.  The Company further acknowledged that the effective date of Mr. Turner’s resignation as the Company’s Vice President, Business Development was August 31, 2006.

The Company and Mr. Turner also entered into an independent contractor agreement dated November 28, 2006 (the “Contractor Agreement”), in order to provide for Mr. Turner’s temporary continued services with the Company.  The Contractor Agreement was scheduled to remain in effect for a period of eight months, commencing as of September 1, 2006 (the “Term”); provided, that, the Contractor Agreement could be terminated prior to the end of the Term by Mr. Turner for any reason or by the Company (i) for “cause,” (ii) the death or disability of Mr. Turner or (iii) for any reason at its option effective as of December 31, 2006 by making a one-time cash payment to Mr. Turner of $30,000 in the aggregate (the “Early Termination Option”).  The Contractor Agreement prohibited Mr. Turner from engaging in certain competitive business activities and from soliciting existing employees, customers, clients or vendors of the Company or its subsidiaries.  The covenants not to compete or solicit expire on the later of April 30, 2007 and the date of termination of Mr. Turner’s consulting services with the Company.  In consideration, Mr. Turner was entitled to receive from the Company a base fee of $12,500 for the first four-month period (comprised of $5,000 in cash and $7,500 in the form of a short-term loan, which would be forgiven on April 30, 2007 if Mr. Turner has complied with the provisions of the covenants not to compete or solicit) and $7,500 per month during the second four-month period (including a recoupable advance), as well as certain commission and bonus amounts, assuming achievement of specified milestones.  The Contractor Agreement was approved by the Compensation Committee of the Company’s Board of Directors.

Effective December 31, 2006, the Company elected to exercise its Early Termination Option under the Contractor Agreement and made the one-time cash payment to Mr. Turner of $30,000.  No further amounts are owed by the Company to Mr. Turner under the terms of the Contractor Agreement.

At December 31, 2005, the Company accrued $100,000 with respect to board fees to two independent directors and $40,000 with respect to a discretionary bonus to its former Vice President, Business Development, which were paid in 2006.  During the year ended December 31, 2005, the Company accrued and paid bonuses of $75,000 and $50,000, respectively, to its Chief Executive Officer and Chief Financial Officer, respectively.

For the year ended December 31, 2006, each non-employee member of the Company’s Board of Directors received a cash retainer of $15,000, and (excluding Mr. Pulier) a grant of stock options having a value (based upon the appropriate Black-Scholes option valuation methodology) equal to $35,000.  The strike price for the options was set on the date of grant and the options vested entirely on December 31, 2006.  In addition, each director that serves on a Committee of the Board of Directors received, for each committee served, an additional cash retainer of $10,000, and (excluding Mr. Pulier) a grant of stock options having a value equal to $15,000, having the same terms and conditions as options granted to all non-employee members of the Board of Directors generally.  The stock option grants were made on July 7, 2006 under the 2006 Equity Plan (see Note 14).

Fred Davis, who joined the Company’s Board of Directors in November 2005, and who did not receive any board compensation in 2005, was considered a new director in 2006, and received a one-time grant of stock options having a value equal to $25,000, a three-year vesting term and otherwise having the same terms and conditions as options granted to all non-employee members of the Board of Directors generally.

During the year ended December 31, 2006, the Company incurred legal fees of approximately $45,000 to Davis Shapiro Lewit & Hayes, LLP, a law firm in which Fred Davis, a director of the Company, is a partner.

During 2005, the Company completed the implementation of a new business initiative to create global awareness of the ARTISTdirect brand and increase traffic to the Company’s web-site.

Through relationships previously developed by the Company’s senior management in the music and entertainment industry, the Company began to develop opportunities for major corporations to sponsor cause-based programs in various parts of the world in conjunction with music and entertainment celebrities.  The Company believed that this effort would enhance the global reputation of the Company through associations with leading performers and entertainers, which could then be expected to drive brand awareness and traffic to the Company’s digital media properties.  During the year ended December 31, 2005, the Company received a fee advance of $35,000 from an international non-profit organization with respect to the first such project.  This fee advance was budgeted to fund initial planning and oversight and accordingly, one-half was paid to the Company’s Chief Executive Officer and one-half was paid to the Company’s former Executive Vice President as a co-producer’s fee.  Total costs incurred with respect to this project during the year ended December 31, 2005 were $46,000, excluding the aforementioned $35,000 of co-producer’s fees paid.

See Notes 1, 4, 13 and 16 for information with respect to additional related party transactions.

13.  STOCKHOLDERS’ DEFICIENCY

Amendments to Certificate of Incorporation:

On November 7, 2005, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Certificate of Incorporation to increase the authorized number of shares of its common stock from 15,000,000 shares to 60,000,000 shares.

On June 26, 2006, 2006, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Certificate of Incorporation to eliminate 5,000,000 shares of authorized but unissued shares of preferred stock.

Stock-Based Transactions During the Year Ended December 31, 2006:

On May 6, 2005, the Company issued to a consultant a stock option to purchase an aggregate of 22,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan, exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to a short-term consulting agreement.  The option was subject to milestones, one of which was partially attained during the year ended December 31, 2006, as a result of which 10,000 shares vested during such period.  The fair value of the vested portion of this option of $35,000, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued 97,287 shares of common stock upon the exercise of stock options previously issued to employees and consultants, and received cash proceeds of approximately $80,000.

During the year ended December 31, 2006, the Company provided short-term extensions of the exercise period for options held by two former employees.  The fair value of such extensions of $44,000, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued to a consultant stock options on a monthly basis to purchase 35,000 shares of the Company’s common stock pursuant to the Company’s 2006 Equity Incentive Plan, exercisable for a period of five years at prices ranging from $2.35 to $2.95 per share, the market price on the date of each grant, pursuant to a short-term consulting agreement.  The options were fully vested at the date of issuance.  The aggregate fair value of the options of $76,000, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations during the year ended December 31, 2006.  The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the options were as follows:

Stock price on date of grant	$2.35 – 2.90
Risk-free interest rate	4.89 – 4.97%
Volatility	99.8 – 102.1%
Dividend yield	0%
Weighted average expected life (years)	4.92 – 5.00
Weighted average fair value of option	$1.79 – 2.25

During the year ended December 31, 2006, the Company issued 2,203,870 shares of common stock upon the conversion of $3,416,000 of subordinated convertible notes payable.  As a result, $1,345,000 was charged to operations during the year ended December 31, 2006, consisting of related deferred financing costs of $263,000 and debt discount costs of $1,082,000.

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

On October 19, 2006, an investor in the Sub-Debt financing exercised a portion of its warrants to purchase 79,839 shares of common stock at $1.43 per share, resulting in the issuance of 79,839 shares of common stock in exchange for cash proceeds of $114,170.

During 2006, as a result of the exercise by the warrant holders of certain warrants, $9,483,000 of warrant liability was transferred to additional paid-in capital.  During 2006, as a result of the conversion of Sub-Debt into common stock, $4,053,000 of embedded derivative liability was transferred to additional paid-in capital.

As a result of the $0.15 warrant exercise price reduction offered to the investors in the Senior Financing, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $423,000 relating to the warrants held and exercised by the Senior Financing investors in April 2006.

As a result of the $0.12 warrant exercise price reduction provided to the investors in the Sub-Debt Financing, the Company recorded a charge to operations for the aggregate fair value of such exercise price reductions of $218,000 relating to the warrants held by the investors in the Sub-Debt Financing.

On July 7, 2006, in conjunction with the previously adopted 2006 board compensation program, the Company granted stock options under the 2006 Equity Plan approved by the Company’s stockholders at its 2006 Annual Meeting to five non-officer members of its Board of Directors to acquire an aggregate of 91,551 shares of common stock, exercisable for a period of five years at $3.35 per share, the closing price of the Company’s common stock as quoted on the OTC Bulletin Board on the date of grant.  The stock options were fully vested on December 31, 2006.  The aggregate fair value of such stock options, calculated pursuant to the Black-Scholes option-pricing model, was $260,000, which was charged to operations during the year ended December 31, 2006.  The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the options were as follows:

Stock price on date of grant	$3.35
Risk-free interest rate	5.05%
Volatility	122.0%
Dividend yield	0%
Weighted average expected life (years)	5.0
Weighted average fair value of option	$2.84

On October 9, 2006, the Company entered into an eighteen-month non-exclusive consulting agreement with Wood River Ventures, LLC and Jonathan Dolgen for consulting and advisory services with respect to the business and operations of the Company (see Note 16).  The consulting agreement provides for a stock award valued at $112,500, consisting of 34,615 shares of common stock based on the Company’s closing stock price on October 10, 2006 of $3.25 per share to be issued under the Company’s 2006 Equity Incentive Plan.  The shares vest pro rata over the eighteen-month period of the consulting agreement, beginning on October 10, 2006 and thereafter monthly on the first day of each month of the term of the consulting agreement through March 2008.  In accordance with ETIF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the shares granted under this consulting agreement are valued each month based on the closing market price on the first day of each month to determine the amount to be recorded as a charge to operations over the eighteen-month term of the consulting agreement.  Accordingly, during the year ended December 31, 2006, the Company issued 5,769 shares of common stock under this consulting agreement and recorded a related charge to operations of $19,000.

Stock-Based Transactions During the Year Ended December 31, 2005:

On March 29, 2005, the Company issued to its former Vice President, Business Development a non-plan, non-qualified stock option to purchase 92,000 shares of the Company’s common stock exercisable for a period of seven years at $0.79 per share, the market price on the date of grant.  The stock option vested monthly over a period of one year commencing January 1, 2005.  The fair value of this option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $63,000.

On March 29, 2005, the Company issued to its employees stock options to purchase an aggregate of 205,150 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of seven years at $0.79 per share, the market price on the date of grant.  The stock options vested quarterly through September 30, 2006.

The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $140,000, of which $28,000 was recorded as stock-based compensation cost in 2006.

On May 6, 2005, the Company issued to three consultants stock options to purchase an aggregate of 78,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to short-term consulting agreements with a duration of approximately one year.  The fair value of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $79,000, of which $60,000 was charged to operations during the year ended December 31, 2005 and $19,000 was recorded as deferred compensation at December 31, 2005, and charged to operations during the year ended December 31, 2006.

On May 6, 2005, the Company issued to a consultant a stock option to purchase an aggregate of 22,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to a short-term consulting agreement.  The option was subject to milestones, one of which was partially attained during the year ended December 31, 2005.  The fair value of the vested portion of this option of $13,000, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations during the year ended December 31, 2005.

Effective as of July 28, 2005, the Company agreed to issue to each of its two independent directors at that time a stock option to purchase 85,000 shares of the Company’s common stock exercisable for a period of seven years at 85% of the average closing price of the Company’s common stock for the 30 trading day period prior to July 28, 2005 and the 30 trading day period subsequent to July 28, 2005.  The stock options were issued at an exercise price of $1.95 per share on September 9, 2005, which was in excess of the fair value of the common stock issued in the MediaDefender transaction, and were fully vested at issuance.  The fair value of each of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $245,650.

In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to each of Randy Saaf, MediaDefender’s Chief Executive Officer, and Octavio Herrera, Media Defender’s President, to purchase 200,000 shares of common stock, exercisable for a period of five years at $3.00 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction.  These options vest quarterly over three and one-half years.  The fair value of each of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $546,000, of which $312,000 was recorded as stock-based compensation cost in 2006.

In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Jonathan Diamond, its Chief Executive Officer, to purchase 2,753,098 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction.  Options with respect to 1,045,000 shares are scheduled to vest over three years and options with respect to 1,708,098 shares are scheduled to vest based on specified performance milestones.  The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,936,450, of which $979,000 was recorded as stock-based compensation cost in 2006.

In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Robert Weingarten, its Chief Financial Officer, to purchase 550,000 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction.  Options with respect to 275,000 shares are scheduled to vest over three years and options with respect to 275,000 shares are scheduled to vest based on specified performance milestones.  The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $772,750, of which $258,000 was recorded as stock-based compensation cost in 2006.

In conjunction with the acquisition of MediaDefender, the Company issued 1,109,032 shares of common stock and a warrant to purchase up to 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC.  The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both of whom were at the time of the issuance of the consideration and currently are members of the Company’s Board of Directors.  The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company with respect to the MediaDefender acquisition.  The shares of common stock were valued at $1,585,916 ($1.43 per share) and the warrants were valued at $83,939, based on a valuation report prepared by an independent valuation firm.  The aggregate value of $1,669,855 was allocated $333,971 (20%) to a covenant not to compete and $1,335,884 (80%) to the costs that the Company incurred to acquire MediaDefender, based on management’s estimate of the relative values, as confirmed by the independent valuation firm.  The amount allocated to the covenant not to compete is being amortized through April 1, 2007.

During the year ended December 31, 2005, the Company issued 250,000 shares of common stock upon the conversion of $386,221 of subordinated convertible notes payable, including 825 shares as payment for accrued interest related to the principal converted.  As a result, $161,000 was charged to operations during the year ended December 31, 2005, consisting of related deferred financing costs of $42,000 and debt discount costs of $119,000.

Effective July 29, 2005, the Company cancelled 322,902 shares of common stock held in treasury with a carrying cost of $3,442,000.

14.  STOCK-BASED PLANS

2004 CONSULTANT STOCK PLAN

Effective September 29, 2004, the Company’s Board of Directors adopted the ARTISTdirect, Inc. 2004 Consultant Stock Plan (the “Consultant Plan”) in order for the Company to be able to compensate consultants, at the option of the Company, who provide bona fide services to the Company not in connection with capital raising or promotion of the Company’s securities.  The Consultant Plan will expire on September 29, 2014, and provides for the issuance of up to 500,000 shares of common stock to consultants at fair market value.  On January 13, 2005, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the 500,000 shares of common stock for future issuance under the Consultant Plan.  As of December 31, 2006, no shares had been issued under the Consultant Plan.

2006 EQUITY INCENTIVE PLAN

The Company’s stockholders approved the ARTISTdirect, Inc. 2006 Equity Incentive Plan (the “2006 Equity Plan”) at the Company’s Annual Meeting of Stockholders held on June 19, 2006 (the “Annual Meeting”).  The Board of Directors of the Company had previously approved the 2006 Equity Plan in April 2006.  A total of 1,500,000 new shares of the Company’s common stock have initially been reserved for issuance under the 2006 Equity Plan.  Awards under the 2006 Equity Plan may be granted to any of the Company’s employees, directors, officers, consultants or those of the Company’s affiliates.  Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards.  An incentive stock option may be granted under the 2006 Equity Plan only to a person who, at the time of the grant, is an employee of the Company or a parent or subsidiary of the Company.  During the year ended December 31, 2006, the Company issued 34,615 shares of common stock pursuant to a consulting agreement (see Notes 13 and 16) and options to purchase 126,551 shares of common stock.  As of December 31, 2006, 1,338,834 shares remained available for future option grant.

A summary of stock option activity under the 2006 Equity Plan during the year ended December 31, 2006 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	—	$—
Granted	126,551	3.20
Exercised	—	—
Cancelled		—
Options outstanding at December 31, 2006	126,551	$3.20

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2006 under the 2006 Equity Plan:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Exercise Prices	of Shares	Life	Price

$2.35	5,000	4.92	$2.35
$2.90	30,000	4.92	$2.90
$3.35	91,551	4.52	$3.35
$2.35-$3.35	126,551	4.63	$3.20

The weighted average grant date fair value of stock options issued in 2006 was $2.66 per share.

The intrinsic value of exercisable but unexercised in-the-money options at December 31, 2006 was $0.

1999 EMPLOYEE STOCK OPTION PLAN

In October 1999, the Company implemented the 1999 Employee Stock Option Plan (the “Employee Plan”).  The Employee Plan was not approved by the public stockholders of the Company.

The Employee Plan has currently reserved 1,098,004 shares of the Company’s common stock for issuance to employees, non-employee members of the board of directors and consultants.  This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares.  No option may have a term in excess of ten years.  The options generally vest within three years.  As of December 31, 2006, 135,955 shares remained available for future option grant.

A summary of stock option activity under the Employee Plan during the years ended December 31, 2005 and 2006 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004	111,154	$15.18
Granted	875,150	1.87
Exercised	—	—
Cancelled	(17,686)	1.31
Options outstanding at December 31, 2005	968,618	3.57
Granted	—	—
Exercised	(97,287)	0.79
Cancelled	(6,569)	0.79
Options outstanding at December 31, 2006	864,762	$3.88

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2006 under the Employee Plan:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life	Price	of Shares	Price

$0.79	102,333	5.24	$0.79	102,333	$0.79
$1.00	82,500	3.35	$1.00	82,500	$1.00
$1.95	170,000	5.69	$1.95	170,000	$1.95
$3.00	400,000	3.57	$3.00	161,905	$3.00
$4.80	33,332	2.78	$4.80	33,332	$4.80
$5.10	10,000	2.77	$5.10	10,000	$5.10
$7.50	58,603	1.83	$7.50	58,603	$7.50
$40.00	1,025	0.44	$40.00	1,025	$40.00
$139.28	6,969	0.24	$139.28	6,969	$139.28
$0.79-$139.28	864,762	3.98	$3.88	626,667	$4.22

The intrinsic value of exercisable but unexercised in-the-money options at December 31, 2006 was $339,000. The intrinsic value of options exercised during the year ended December 31, 2006 was $283,000.

The following table summarizes information regarding the Company’s non-vested options under the Employee Plan as of December 31, 2005 and 2006, and the changes during 2006:

Number of Shares
Options outstanding but unvested at December 31, 2005	427,333
Vested	(182,669)
Forfeited	(6,130)
Expired	(439)
Options outstanding but unvested at December 31, 2006	238,095

As of December 31, 2006, unrecognized compensation cost related to unvested stock options will be charged to operations as follows (amounts are in thousands):

Years Ending December 31,
2007	$312
2008	312
2009	26
Total	$650

1999 ARTIST AND ARTIST ADVISOR OPTION PLAN

In June 1999, and as amended in October 1999 and March 2000, the Company adopted the 1999 Artist and Artist Advisor Stock Option Plan (the “Advisor Plan”).  The Advisor Plan was not approved by the public stockholders of the Company.  The Advisor Plan has currently reserved 402,159 shares of common stock for issuance to artists for whom the Company entered into agreements related to online and e-commerce activities and their agents, business managers, attorneys and other advisors.  This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 37,500 shares.  As of December 31, 2006, 372,295 shares remained available for future option grants.  The options expire seven years from the date of grant and vesting generally varies between one to three years.  No new option grants under this plan were made during 2005 or 2006.

A summary of stock option activity under the Advisor Plan during the years ended December 31, 2005 and 2006 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004	35,536	$123.29
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding at December 31, 2005	35,536	123.29
Granted	—	—
Exercised	—	—
Cancelled	(5,672)	39.00
Options outstanding at December 31, 2006	29,864	$139.28

The following table summarizes information regarding options outstanding and options exercisable under the Advisor Plan at December 31, 2006:

	Options Outstanding and Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$139.28	29,864	0.24	$139.28

The intrinsic value of exercisable but unexercised in-the-money options at December 31, 2006 was $0.

1999 ARTIST STOCK PLAN

In June 1999, and as amended in October 1999, the Company adopted the 1999 Artist Stock Plan (the “Artist Plan”).  The Artist Plan was not approved by the public stockholders of the Company.  The Artist Plan currently has reserved 848,004 shares of common stock for issuance to artists for whom the Company entered into agreements related to their online and e-commerce activities.  This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares.  As of December 31, 2006, 837,629 shares remained available for future option grants.  The options expire seven years from the date of grant and vesting generally varies between one to three years.  No new option grants under this plan were made during 2005 or 2006.

A summary of stock option activity under the Artist Plan during the years ended December 31, 2005 and 2006 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004	23,874	$83.15
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding at December 31, 2005	23,874	83.15
Granted	—	—
Exercised	—	—
Cancelled	(13,499)	40.00
Options outstanding at December 31, 2006	10,375	$139.28

The following table summarizes information regarding options outstanding and options exercisable under the Artist Plan at December 31, 2006:

	Options Outstanding and Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$139.28	10,375	0.20	$139.28

The intrinsic value of exercisable but unexercised in-the-money options at December 31, 2006 was $0.

1999 EMPLOYEE STOCK PURCHASE PLAN

In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan that initially reserved 50,000 shares of common stock for issuance under this plan.  As of December 31, 2006, this plan had 200,000 shares reserved for issuance, of which 187,831 shares remained available for future issuances.  This share reserve automatically increases on the first trading day in January each calendar year, by an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 25,000 shares.  Terms of the plan permit eligible employees to purchase common stock through payroll deduction of up to 15% of each employee’s compensation.  The accumulated deductions are applied to the purchase of shares on each semi-annual purchase date at a purchase price per share equal to 85% of the fair market value per share on the participant’s entry date into the offering period or the semi-annual purchase date, whichever is lower.  During the years ended December 31, 2005 and 2006, no shares were issued under this plan.

NON-PLAN OPTIONS OUTSTANDING

Effective September 29, 2003, the Company issued to Jonathan V. Diamond, the Company’s Chief Executive Officer, a non-plan, non-qualified stock option to purchase 259,659 shares of common stock exercisable through August 15, 2010 at $0.85 per share, which was the approximate fair market value of the common stock on the date of grant.  The option vested over a period of three years from the date of grant, and was fully vested in 2006.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $221,000, of which $36,000 was charged to operations in 2006.

Effective March 29, 2004, the Company issued to Robert N. Weingarten, the Company’s Chief Financial Officer, a non-plan, non-qualified stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011.  The option vests and becomes exercisable in a series of thirty-six successive equal monthly installments from March 29, 2004 through March 29, 2007.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $42,000, of which $14,000 was charged to operations in 2006.

Effective May 31, 2001, the Company issued to Frederick W. (Ted) Field, the Company’s Chairman and former Chief Executive Officer, a non-qualified stock option to purchase 302,370 shares of common stock exercisable at $7.50 per share through May 30, 2008.  The option vested over a period of five years from June 29, 2001, and was fully vested in 2006.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $2,006,000, of which $201,000 was charged to operations in 2006.

15.  401(K) PLAN

The Company has adopted the Cash or Deferred Profit Sharing Plan and Trust under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”).  Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit.  All employees of the Company who are 21 years or older and who complete three months of service are eligible to participate in the 401(k) Plan.  The Company does not match contributions by participants to the 401(k) Plan.  Accordingly, there is no related expense for the years ended December 31, 2006 and 2005.

16.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On January 30, 2006, the Company entered into a sub-lease agreement for new office facilities in Santa Monica, California, effective February 2, 2006 through November 30, 2011, to house the operations of ADI and MediaDefender.  In connection with the sub-lease agreement, the Company provided an irrevocable standby bank letter of credit for $180,000 as security for the Company’s obligations under the sub-lease agreement, which was secured by cash of $180,000, which was classified as restricted cash in the Company’s balance sheet.  Pursuant to the terms of the sub-lease agreement, the letter of credit was reduced to $90,000 during February 2007.

This lease contains predetermined fixed increases in the minimum rental rate during the initial lease term.  The Company began to recognize the related rent expense on a straight-line basis on the effective date of the lease.  The Company records the difference between the amount charged to expense and the rent paid as deferred rent on the Company’s balance sheet.

Future cash payments under such operating lease are as follows (amounts are in thousands):

Years Ending December 31,

2007	$464
2008	470
2009	485
2010	499
2011	471
$2,389

Rent expense under operating leases for the years ended December 31, 2006 and 2005 was $468,000 and $100,000, respectively, including $19,000 and $90,000 to a related party in 2006 and 2005, respectively (see Note 12).

EMPLOYMENT AGREEMENTS

On July 28, 2005, the Company entered into an Employment Agreement with Jonathan Diamond, the Company’s Chief Executive Officer. During the term of the Employment Agreement, which shall continue through December 31, 2008, Mr. Diamond will earn a base salary of no less than $350,000 per annum, plus certain specified perquisites that include a monthly car allowance. Mr. Diamond is also eligible to receive an annual discretionary bonus of up to 100% of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board of Directors, and an annual performance bonus of up to 100% of base salary if the Company achieves defined earnings before interest, taxes, depreciation and amortization in fiscal 2007 ($12,000,000 - $14,400,000) and fiscal 2008 ($15,000,000 - $18,000,000). Mr. Diamond shall also be entitled to receive stock options at the discretion of the Company’s Board of Directors. In the event Mr. Diamond is terminated “without cause,” he shall be entitled to receive 12 months of severance pay at the rate of 100% of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.   On June 19, 2006 and July 31, 2006, the Company entered into agreements with Mr. Diamond to incorporate non-material modifications into the Employment Agreement.

On July 28, 2005, the Company entered into an Employment Agreement with Robert Weingarten, the Company’s Chief Financial Officer. During the term of the Employment Agreement, which shall continue through December 31, 2008, Mr. Weingarten will earn a base salary of no less than $195,000 per annum, plus certain specified perquisites that include a monthly car allowance. Mr. Weingarten is also eligible to receive an annual discretionary bonus of up to 100% of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board of Directors, and an annual performance bonus of up to 100% of base salary if the Company achieves defined earnings before interest, taxes, depreciation and amortization in fiscal 2007 ($12,000,000 - $14,400,000) and fiscal 2008 ($15,000,000 - $18,000,000). Mr. Weingarten shall also be entitled to receive stock options at the discretion of the Company’s Board of Directors. In the event Mr. Weingarten is terminated “without cause,” he shall be entitled to receive 12 months of severance pay at the rate of 100% of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.  On June 19, 2006 and July 31, 2006, the Company entered into agreements with Mr. Weingarten to incorporate non-material modifications into the Employment Agreement.

In accordance with the MediaDefender transaction, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves defined operating earnings before interest, taxes, depreciation and amortization (calculated using the same accounting methods and policies as MediaDefender has historically used) exceeding $7,000,000 and $7,500,000 in fiscal 2007 and fiscal 2008, respectively.  Mr. Saaf and Mr. Herrera are each entitled to receive twelve months of severance pay at the rate of 100% of their monthly salary and the pro rata portion of the performance bonus referenced above if they are terminated “without cause.”

In addition, the Company granted stock options to purchase 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable for a period of five years at $3.00 per share and vesting quarterly over a period of three and one-half years.  On July 28, 2006, the Company entered into agreements with Mr. Saaf and Mr. Herrera to incorporate non-material modifications into the Employment Agreements.

Future payments under employment agreements are as follows (amounts are in thousands):

Years Ending December 31,

2007	$1,743
2008	1,515
2009	33
$3,291

CONSULTING AGREEMENTS

On October 9, 2006, the Company entered into an eighteen-month non-exclusive consulting agreement with Wood River Ventures, LLC and Jonathan Dolgen for consulting and advisory services with respect to the business and operations of the Company.  The consulting agreement provides for an aggregate cash fee of $187,500, payable quarterly in six installments of $31,250, and a stock award valued at $112,500, consisting of 34,615 shares of common stock based on the Company’s closing stock price on October 10, 2006 of $3.25 per share to be issued under the Company’s 2006 Equity Incentive Plan.  The shares vest pro rata over the eighteen-month period of the consulting agreement, beginning on October 10, 2006 and thereafter monthly on the first day of each month of the term of the consulting agreement through March 2008.  Accordingly, during the year ended December 31, 2006, the Company issued 5,769 shares of common stock under this consulting agreement with a fair value of $19,000, which was charged to operations in 2006 (see Note 13).

On October 1, 2006, the Company entered into a one-year non-exclusive consulting agreement with an entity for business development consulting services.  The consulting agreement provides for an aggregate cash fee of $108,000, consisting of an initial payment of $18,000 and a base fee payable monthly in twelve installments of $7,500, and stock options, consisting of an initial award of options to acquire 25,000 shares of common stock, and subsequent awards of options to acquire 5,000 shares of common stock on the last day of each month of the term of the consulting agreement through September 30, 2007.  The stock options are fully vested when issued.  Accordingly, during the year ended December 31, 2006, the Company issued options to acquire 35,000 shares of common stock under this consulting agreement with a fair value of $76,000, which was charged to operations in 2006 (see Note 13).

LITIGATION

The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business.  The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

17.  REPORTABLE SEGMENTS

Information with respect to the Company’s operating segments for the years ended December 31, 2006 and 2005 is presented below.  During the years ended December 31, 2006 and 2005, the Company’s continuing operations consisted of three reportable segments:  e-commerce, media and anti-piracy and file-sharing marketing services.

Information with respect to the year ended December 31, 2005 relating to MediaDefender reflects only the five-month period in which MediaDefender was included in the Company’s 2005 consolidated results of operations.

The factors for determining reportable segments were based on services and products.  Each segment is responsible for executing a unique marketing and business strategy.  The accounting policies of the segments are as described in the summary of significant accounting policies.  The Company evaluates performance based on, among other factors, earnings or loss before interest, taxes, depreciation and amortization (“Adjusted EBITDA”).  Adjusted EBITDA also excludes stock-based compensation, changes in the fair value of warrant liability and derivative liability, and other non-cash write-offs and charges.  Included in Adjusted EBITDA are direct operating expenses for each segment.

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the years ended December 31, 2006 and 2005.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Loss to Adjusted EBITDA is also provided.

	Years Ended December 31,
	2006	2005
		(Restated)
	(in thousands)

Net Revenue:
E-commerce	$2,649	$2,665
Media	5,670	5,297
Anti-piracy and file-sharing marketing services	15,743	6,009
	$24,062	$13,971

Adjusted EBITDA:
E-commerce	$6	$157
Media	1,919	2,198
Anti-piracy and file-sharing marketing services	8,935	3,851
	10,860	6,206
Corporate:
General and administrative expenses	(4,672)	(2,969)
Estimated liquidated damages under registration rights agreements	(3,777)	—
	$2,411	$3,237

	Years Ended December 31,
	2006	2005
		(Restated)
	(in thousands)

Reconciliation of Adjusted EBITDA to Net Loss:
Adjusted EBITDA per segments	$2,411	$3,237
Stock-based compensation	(2,281)	(73)
Depreciation and amortization	(554)	(205)
Amortization of intangible assets	(3,752)	(1,562)
Amortization of deferred financing costs	(858)	(402)
Reduction in exercise price of warrants	(641)	—
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and principal payments on senior secured notes payable	(1,624)	(45)
Interest income	126	29
Other income, net	57	—
Interest expense, including amortization of discount on debt of $3,142 and 1,486 in 2006 and 2005, respectively	(5,852)	(2,873)
Change in fair value of warrant liability	1,124	(10,735)
Change in fair value of derivative liability	7,792	(20,043)
Provision for income taxes	(838)	(241)
Loss from discontinued operations of ARTISTdirect Records, LLC	—	(271)
Gain from sale of ARTISTdirect Records, LLC (substantially all non-cash)	—	21,079
Net loss	$(4,890)	$(12,105)

The following table summarizes assets as of December 31, 2006 and 2005.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

	December 31,
	2006	2005
		(Restated)
	(in thousands)

Assets:
Corporate	$2,791	$4,963
E-commerce	1,383	941
Media	3,730	1,931
Anti-piracy and file-sharing marketing services	47,068	46,934
	$54,972	$54,769

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth unaudited quarterly results of operations for the years ended December 31, 2006 and 2005.  Information with respect to the three months ended September 30, 2005, December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, and the year ended December 31, 2005, has been restated (see Note 1).  This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered.  The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended				Year Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December31, 2006
	(Restated)	(Restated)	(Restated)
	(in thousands, except for share data)

Net revenue	$5,273	$5,969	$6,393	$6,427	$24,062
Gross profit	$2,189	$2,888	$3,032	$2,573	$10,682

Net income (loss)	$(23,077)	$10,094	$839	$7,254	$(4,890)

Net income (loss) per common share:
Basic	$(3.94)	$0.37	$0.03	$0.26	$(0.56)
Diluted	$(3.94)	$0.34	$0.03	$0.13	$(0.56)

Weighted average common shares outstanding:
Basic	5,857,520	8,990,595	27,933,889	27,994,343	8,764,038
Diluted	5,857,520	29,857,883	30,543,558	32,022,687	8,764,038

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Year Ended December 31, 2005
			(Restated)	(Restated)	(Restated)
	(in thousands, except for share data)

Net revenue	$1,290	$3,169	$3,852	$5,660	$13,971
Gross profit	$367	$1,394	$1,680	$2,726	$6,167

Income (loss) from continuing operations	$(375)	$604	$(18,364)	$(14,778)	$(32,913)
Income from discontinued operations	20,808	—	—	—	20,808
Net income (loss)	$20,433	$604	$(18,364)	$(14,778)	$(12,105)

Net income (loss) per common share – basic:
From continuing operations	$(0.11)	$0.17	$(4.33)	$(3.20)	$(8.29)
From discontinued operations	5.94	0.00	(0.00)	0.00	5.24
Total	$5.83	$0.17	$(4.33)	$(3.20)	$(3.05)

Net income (loss) per common share – diluted:
From continuing operations	$(0.11)	$0.15	$(4.33)	$(3.20)	$(8.29)
From discontinued operations	5.94	0.00	(0.00)	0.00	5.24
Total	$5.83	$0.15	$(4.33)	$(3.20)	$(3.05)

Weighted average common shares outstanding:
Basic	3,502,117	3,502,117	4,241,472	4,611,149	3,969,145
Diluted	3,502,117	3,927,844	4,241,472	4,611,149	3,969,145

19.  SUBSEQUENT EVENTS (UNAUDITED)

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that currently exist or may come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000.  Any payments made by the Company under the Forbearance and Consent Agreement will be credited against accrued registration delay cash penalties or any other amounts that are or may become due and payable.  The Company has the right to extend the Forbearance and Consent Agreement through June 30, 2007 by an additional cash payment of $125,000 on or before May 31, 2007.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1

Agreement and Plan of Merger, dated July 28, 2005, by and among ARTISTdirect, Inc., ARTISTdirect Merger Sub, Inc. and MediaDefender, Inc. (incorporated by reference to current report on Form 8-K filed August 5, 2005).

3.1	Amended and Restated Certificate of Incorporation of ARTISTdirect, Inc. (incorporated by reference to exhibit 3.1 to current report on Form 8-K filed June 22, 2006).

3.2	Amended and Restated Bylaws of ARTISTdirect, Inc. (incorporated by reference to current report on Form 8-K filed on April 18, 2006).

4.1	Registration Rights Letter Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Frederick W. Field (incorporated by reference to definitive proxy statement filed June 11, 2001).

4.2	Form of 11.25% Senior Note Due July 28, 2009 issued to each of the Senior Financing investors dated July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.3	Form of Warrant to Purchase Common Stock issued to each of the Senior Financing investors dated July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

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

EXHIBIT NUMBER	DESCRIPTION

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

4.22

Waiver to Convertible Subordinated Notes by and among ARTISTdirect, Inc. and the holders identified on the signature page thereto, entered into as of November 7, 2006 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on November 13, 2006).

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

10.9	Agreement for Services dated as of June 13, 2002 between ARTISTdirect, Inc. and Frankel & Company (incorporated by reference to annual report on Form 10-K filed March 31, 2003).

EXHIBIT NUMBER	DESCRIPTION

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

10.28	Non-Competition Agreement, dated July 28, 2005, entered into between MediaDefender, Inc. and Randy Saaf (incorporated by reference to current report on Form 8-K filed August 3, 2005).

10.29	Non-Competition Agreement, dated July 28, 2005, entered into between MediaDefender, Inc. and Octavio Herrera (incorporated by reference to current report on Form 8-K filed August 3, 2005).

EXHIBIT NUMBER	DESCRIPTION

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

10.45	Sublease by and between Sapient Corporation and ARTISTdirect, Inc. dated January 26, 2006 (incorporated by reference to current report on Form 8-K filed February 3, 2006).

EXHIBIT NUMBER	DESCRIPTION

10.46	Fiscal 2006 Board of Directors Compensation (incorporated by reference to current report on Form 8-K filed April 4, 2006).

10.47

Amendment No.1 and Waiver to Note and Warrant Purchase Agreement entered into by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006 (incorporated by reference to current report on Form 8-K filed April 10, 2006).

10.48

Consulting Agreement entered into as of May 15, 2006 by and between ARTISTdirect, Inc., Eric Pulier and WNT Consulting Group (incorporated by reference to current report on Form 8-K filed May 17, 2006).

10.49

Acknowledgement and Amendment No. 2 to Employment Agreement dated June 19, 2006 by and between ARTISTdirect, Inc. and Jonathan V. Diamond (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on June 22, 2006).

10.50

Acknowledgement and Amendment No. 2 to Employment Agreement dated June 19, 2006 by and between ARTISTdirect, Inc. and Robert N. Weingarten (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on June 22, 2006).

10.51

Amendment, dated July 28, 2006, to Employment, Confidentiality and Non-Competition Agreement by and between ARTISTdirect, Inc. and Randy Saaf (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 1, 2006).

10.52

Amendment, dated July 28, 2006, to Employment, Confidentiality and Non-Competition Agreement by and between ARTISTdirect, Inc. and Octavia Herrera (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on August 1, 2006).

10.53

Amendment No. 3, dated July 31, 2006, to Employment Agreement by and between ARTISTdirect, Inc. and Jonathan V. Diamond (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on August 1, 2006).

10.54

Amendment No. 2, dated July 31, 2006, to Employment Agreement by and between ARTISTdirect, Inc. and Robert N. Weingarten (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed on August 1, 2006).

10.55

Waiver to Note and Warrant Purchase Agreement by and among ARTISTdirect, Inc. and the purchasers identified on the signature page thereto, entered into as of November 7, 2006 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on November 13, 2006).

10.56

Assignment by and between ARTISTdirect, Inc., JLF Partners I, LP, JLF Partners II, LP and JLF Offshore Fund, Ltd. and The Longview Fund, LP, effective as of November 8, 2006, and as acknowledged by Grushko & Mittman, PC (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on November 13, 2006).

10.57

Supplemental Agreement and Acknowledgement by and between ARTISTdirect, Inc. and The Longview Fund, LP, effective as of November 8, 2006 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on November 13, 2006.

10.58	Release of Claims dated as of November 28, 2006 by Nicholas Turner (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on November 30, 2006).

10.59

Independent Contractor Agreement dated as of November 28, 2006 by and between ARTISTdirect, Inc. and Nicholas Turner (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on November 30, 2006).

10.60

Consulting Agreement entered into as of January 12, 2007 by and between ARTISTdirect, Inc., WNT Consulting Group and Eric Pulier (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on January 17, 2007).

10.61

Termination Agreement entered into as of January 12, 2007 by and between ARTISTdirect, Inc., WNT Consulting Group and Eric Pulier (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on January 17, 2007).

EXHIBIT NUMBER	DESCRIPTION

10.62	Offer of Employment between ARTISTdirect, Inc. and Rene Rousselet approved as of February 2, 2007 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on February 6, 2007).

14.1	Code of Business Conduct and Ethics (incorporated by reference to current report on Form 8-K filed June 22, 2006).

21.1	Subsidiaries of ARTISTdirect, Inc. (incorporated by reference to registration statement on form SB-2 filed November 10, 2005).

23.1	Consent of Gumbiner Savett Inc., independent registered public accounting firm, with respect to ARTISTdirect, Inc. and subsidiaries.

24.1	Power of Attorney (see signature page).

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

31.2(a)	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

32.2(a)	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.