Form 10QSB
period 2007-03-31
ARTISTDIRECT INC
filed 2007-05-21
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of April 30, 2007, the Company had 10,196,137 shares of common stock, par value $0.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

Documents incorporated by reference:  None.

ARTISTDIRECT, INC. AND SUBSIDIARIES

In addition to historical information, this Quarterly Report on Form 10-QSB (“Quarterly Report”) for ARTISTdirect, Inc. (“ARTISTdirect” or the “Company”) contains “forward-looking” statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including statements that include the words “may,” “will,” “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements may include, among others, statements concerning the Company’s expectations regarding its business, growth prospects, revenue trends, operating costs, accounting, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

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

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(amounts in thousands, except for share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,008	$5,602
Restricted cash	276	364
Accounts receivable, net of allowance for doubtful accounts of $421 at March 31, 2007 and December 31, 2006	6, 410	6,928
Finished goods inventory	340	281
Prepaid expenses and other current assets	581	204
Total current assets	13,615	13,379

Property and equipment	4,305	4,197
Less accumulated depreciation and amortization	(1,883)	(1,729)
Property and equipment, net	2,422	2,468

Other assets:
Intangible assets:
Customer relationships, net	1,007	1,195
Proprietary technology, net	3,378	4,012
Non-competition agreements, net	612	728
Goodwill	31,085	31,085
Total intangible assets, net	36,082	37,020
Deferred financing costs, net	1,877	2,084
Deposits	21	21
Total other assets	37,980	39,125
	$54,017	$54,972

(continued)

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)

(amounts in thousands, except for share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$2,405	$1,832
Accrued expenses	1,400	1,575
Accrued interest payable	782	67
Deferred revenue	39	39
Income taxes payable	146	495
Estimated liquidated damages payable under registration rights agreements	3,777	3,777
Warrant liability	3,489	4,715
Derivative liability	13,115	18,356
Senior secured notes payable, net of discount of $997 and $1,110 at March 31, 2007 and December 31, 2006, respectively (in default)	12,310	12,197
Subordinated convertible notes payable, net of discount of $5,868 and $6,516 at March 31, 2007 and December 31, 2006, respectively (in default)	21,789	21,142
Total current liabilities	59,252	64,195

Long-term liabilities:
Deferred rent	197	199
Deferred income taxes payable	264	264
Total long-term liabilities	461	463

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $0.01 par value -
Authorized – 60,000,000 shares
Issued and outstanding – 10,194,214 shares and 10,188,445 shares at March 31, 2007 and December 31, 2006, respectively	102	102
Additional paid-in-capital	233,652	233,197
Accumulated deficit	(239,450)	(242,985)
Total stockholders’ deficiency	(5,696)	(9,686)
	$54,017	$54,972

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended March 31,
	2007	2006
		(Restated)
Net revenue:
E-commerce	$494	$539
Media	1,111	1,143
Anti-piracy and file-sharing marketing services	3,841	3,591
Total net revenue	5,446	5,273
Cost of revenue:
E-commerce	510	555
Media	600	813
Anti-piracy and file-sharing marketing services	2,205	1,716
Total cost of revenue	3,315	3,084
Gross profit	2,131	2,189
Operating expenses:
Sales and marketing	378	261
General and administrative, including stock-based compensation costs of $455,000 and $567,000 in 2007 and 2006, respectively	2,551	2,314
Development and engineering	117	—
Provision for doubtful accounts	—	16
Total operating costs	3,046	2,591
Loss from operations	(915)	(402)
Other income (expense):
Interest income	56	2
Interest expense	(1,860)	(1,500)
Other income (expense)	(6)	53
Change in fair value of warrant liability	1,226	(6,925)
Change in fair value of derivative liability	5,241	(12,742)
Amortization of deferred financing costs	(207)	(223)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	(1,240)
Income (loss) before income taxes	3,535	(22,977)
Provision for income taxes	—	100
Net income (loss)	$3,535	$(23,077)

Net income (loss) per common share:
Basic	$0.12	$(3.94)
Diluted	$0.08	$(3.94)

Weighted average common shares outstanding:
Basic	28,036,279	5,857,520
Diluted	29,835,221	5,857,520

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficiency (Unaudited)

(amounts in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency

Balance at January 1, 2007	10,188,445	$102	$233,197	$(242,985)	$(9,686)
Fair value of stock options granted	—	—	436	—	436
Common stock issued for consulting services	5,769	—	19	—	19
Net income	—	—	—	3,535	3,535
Balance at March 31, 2007	10,194,214	$102	$233,652	$(239,450)	$(5,696)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net income (loss)	$3,535	$(23,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,058	3,341
Provision for doubtful accounts and sales returns	—	(25)
Stock-based compensation	455	567
Deferred income taxes	—	1
Other income (expense)	—	(53)
Change in fair value of warrant liability	(1,226)	6,925
Change in fair value of derivative liability	(5,241)	12,742
Sub-total	(419)	421
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	519	(264)
Finished goods inventory	(59)	(99)
Prepaid expenses and other current assets	(377)	(44)
Income taxes refundable	—	100
Deposits	—	1
Increase (decrease) in -
Accounts payable	573	693
Accrued expenses	(176)	52
Accrued interest payable	715	195
Deferred revenue	—	(86)
Deferred rent	(2)	74
Income taxes payable	(349)	—
Net cash provided by operating activities	425	1,043

Cash flows from investing activities:
Purchases of property and equipment	(107)	(630)
Net cash used in investing activities	(107)	(630)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	56
(Increase) decrease in restricted cash	88	(2)
Net cash provided by financing activities	88	54

(continued)

ARTISTdirect, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(amounts in thousands)

	Three Months Ended March 31,
	2007	2006
		(Restated)
Cash and cash equivalents:
Net increase	406	467
Balance at beginning of period	5,602	3,102
Balance at end of period	$6,008	$3,569

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$374	$490
Income taxes	$348	$—

Non-cash investing and financing activities:
Common stock issued upon conversion of subordinated convertible notes payable	$—	$3,120
Derivative liability transferred to additional paid-in capital as a result of conversion of subordinated convertible notes payable	$—	$3,706

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006 (2006 restated)

1.  ORGANIZATION AND BUSINESS ACTIVITIES

ARTISTdirect, Inc., a Delaware corporation (“ADI”), was formed on October 6, 1999 upon its merger with ARTISTdirect, LLC.  ARTISTdirect, LLC was organized as a California limited liability company and commenced operations on August 8, 1996.  Unless the context indicates otherwise, ADI and its subsidiaries are referred to herein as the “Company”.  The Company is headquartered in Santa Monica, California.

On July 28, 2005, the Company completed the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”) (see Note 3).  MediaDefender was founded in July 2000.  This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005.  MediaDefender is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry.  During the three months ended June 30, 2006, MediaDefender also began to offer file-sharing marketing services, wherein MediaDefender redirects, for a fee, specific peer-to-peer traffic on the Internet to designated client destinations.

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

The Staff advised the Company to consider EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and, in light of the guidance set forth in EITF 00-19, to further evaluate the accounting treatment of certain embedded derivatives contained in the outstanding Sub-Debt Notes (as subsequently defined) issued by the Company in July 2005, as well as the accounting treatment of certain warrants issued to the Company’s lenders in July 2005, in conjunction with the acquisition of MediaDefender.  The Company filed the restated Financial Statements on April 19, 2007.  On May 11, 2007, the Staff provided additional comments to the Company regarding the Financial Statements, which the Company is currently reviewing.  The adjustments to the Financial Statements with respect to the restatements were non-cash in nature and were not caused by or related to any changes in the underlying operating performance of the Company’s business, including its revenues, operating costs and expenses, operating income or loss, operating cash flows or adjusted EBITDA.  However, such restatements had a material negative impact on the Company’s previously reported results of operations and earnings per share, current liabilities, net working capital and shareholders’ equity (deficiency).  Additionally, as a result of the restatements, the Company triggered various events of default under its financing documents (see Note 4).

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined cause such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF 00-19, it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities.  The fair value of these bifurcated derivatives, as determined by an independent valuation firm as of July 28, 2005, was calculated using a binomial lattice model, and utilized highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts did not have any impact on the Company’s revenues, operating expenses, income taxes or cash flows.

The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $30,000,000 of convertible subordinated notes, and is being amortized over the term of the debt.  The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.  The Company has accounted for the registration rights penalties (see Note 4) in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006.

In addition to the adjustment for the embedded derivatives associated with the Sub-Debt Notes, the Company revised the initial valuation and subsequent changes to fair value of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing (see Note 5).

A summary of the significant adjustments recorded to restate the financial statements as of and for the three months ended March 31, 2006 is presented below.  The restatement did not have an impact on the Company’s cash flows for the three months ended March 31, 2006.

(a)          The initial fair value of the derivative liability was bifurcated from the Sub-Debt Notes and was recorded as a discount to the Sub-Debt Notes, and was amortized to interest expense over the life of the related debt.

(b)         The derivative liability was revalued at each quarter end, with the resulting change in fair value reflected in the statement of operations.

(c)          The initial fair value of the warrants issued in the Senior Financing and the Sub-Debt Financing was restated, resulting in revisions to deferred financing costs and debt discount amounts, and in the related amortization of such amounts to operations.

(d)         The warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing were revalued at each quarter end, with the resulting change in fair value reflected in the statement of operations.

(e)          The pro rata portion of the restated warrant liability and the derivative liability associated with the conversion of the sub-debt into common stock was transferred to additional paid-in capital.

The following table presents the impact of the restatement on the effected balance sheet categories at March 31, 2006 (amounts in thousands):

	As Previously Reported	Restatement Adjustments	Adjustment Legend	As Restated

Deferred financing costs	$2,624	$210	(c)	$2,834
Warrant liability	17,904	4,125	(c), (d)	22,029
Derivative liability	—	39,238	(a), (b)	39,238
Discount on senior secured notes payable	1,157	484	(c), (d)	1,641
Discount on subordinated convertible notes payable	641	7,940	(a), (b), (c)	8,581
Additional paid-in capital	211,536	4,081	(e)	215,617
Accumulated deficit	$(222,363)	$(38,809)	(a), (b), (c), (d)	$(261,172)

The following table presents the impact of the restatement on the statements of operations for the three months ended March 31, 2006 (amounts in thousands, except per share data):

	As Previously Reported	Restatement Adjustments	Adjustment Legend	As Restated

Loss from operations	$(402)	$—		$(402)
Interest income	2	—		2
Other income	53	—		53
Interest expense	(825)	(675)	(a), (c)	(1,500)
Amortization of deferred financing costs	(207)	(16)	(c)	(223)
Change in fair value of warrant liability	(14,644)	7,719	(c), (d)	(6,925)
Change in fair value of derivative liability	—	(12,742)	(a), (b)	(12,742)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	(314)	(926)	(a), (b), (c)	(1,240)
Loss before income taxes	(16,337)	(6,640)		(22,977)
Provision for income taxes	(100)	—		(100)
Net loss	$(16,437)	$(6,640)		$(23,077)

Net loss per share — basic	$(2.81)			$(3.94)
Net loss per share — diluted	$(2.81)			$(3.94)

Going Concern

As described above, as a result of communications with the Staff of the SEC in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate previously issued financial statements.  As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness and thus triggered an event of default with respect to its registration rights agreements with the holders of such indebtedness.  Accordingly, beginning January 18, 2007, the Company began to incur liquidated damages under its registration rights agreements aggregating approximately $540,000 per month (seven months of which, equivalent to $3,777,000, had been accrued as a current liability at March 31, 2007 and December 31, 2006), and the interest rate on its subordinated convertible notes payable increased from 4.0% per annum to 12.0% per annum, an increase of approximately $183,000 per month.

The adjustments to the financial statements with respect to the restatements were non-cash in nature and were not caused by or related to any changes in the underlying operating performance of the Company’s business, including revenues, operating costs and expenses, operating income or loss, income taxes, operating cash flows or adjusted EBITDA.  The fair value of these bifurcated derivatives of $10,534,000, as determined by an independent valuation firm, was calculated using a binomial lattice option-pricing model utilizing highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts, initially recorded as a reduction to the related debt and being amortized to interest expense through the life of the debt, with the resulting changes in fair value of the liability being included as other income (expense) in the statement of operations each subsequent reporting period, did not have any impact on the Company’s revenues, operating expenses, income taxes or cash flows.  However, such restatements had a material negative impact on the Company’s previously reported results of operations and earnings per share, current liabilities, net working capital and shareholders’ equity (deficiency).

During 2005 and 2006, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and its originally scheduled (i.e., undefaulted) debt service obligations to both the senior and subordinated debt holders, and management currently anticipates that cash flows from operations will be adequate to fund operating and debt service requirements (based on the original terms as contemplated in the senior and subordinated loan agreements and excluding the registration penalty amounts) in 2007 and generate operating cash flows in excess of these amounts for at least the next twelve months.

As described above, as a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements of $3,777,000, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at March 31, 2007 and December 31, 2006.

As of March 31, 2007 and December 31, 2006, approximately $13,307,000 was outstanding with respect to the Senior Financing, and approximately $27,658,000 was outstanding with respect to the Sub-Debt Financing.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes under certain circumstances as described in the subordinated financing documents.  The Company has not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that currently exist or may come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000, which was paid by the Company on April 18, 2007.  Any payments made by the Company under the Forbearance and Consent Agreement will be credited against accrued registration delay cash penalties or any other amounts that are or may become due and payable.  The Company has the right to extend the Forbearance and Consent Agreement through June 30, 2007 by an additional cash payment of $125,000 on or before May 31, 2007.

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

2.  BASIS OF PRESENTATION

Principles of Consolidation:

The accompanying condensed financial statements include the consolidated accounts of ADI and its subsidiaries in which it has controlling financial interests.  All intercompany accounts and transactions have been eliminated for all periods presented.

Interim Financial Information:

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and the cash flows for the three months ended March 31, 2007 and 2006.  The condensed consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The Company’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

Estimates:

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates include the allowance for bad debts, impairment of intangible assets and long-lived assets, stock-based compensation, the valuation allowance on deferred tax assets, the change in fair value of the warrant liability and derivative liability, and the expected duration that the Company’s registration statement will remain non-effective.  Actual results could differ materially from those estimates.

Development and Engineering Costs:

Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s web-site.  These costs are charged to operations as incurred.  During the three months ended March 31, 2006, these costs, which were not material, were included in cost of revenue.

Reclassification:

Certain amounts have been reclassified from their presentation in 2006 to conform to the current year’s presentation.  Such reclassifications did not have any effect on income (loss) from operations or net income (loss).

Net Income (Loss) Per Common Share:

The Company calculates net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”), and EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”.  EITF 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128 and provides guidance on how to determine whether a security should be considered a “participating security”.

The Company has determined that its convertible subordinated notes payable are a participating security, as each note holder is entitled to receive any dividends paid and distributions made to the common stockholders as if the note had been converted into common stock on the record date.  The participatory shares are included in the weighted average shares outstanding as of the beginning of each period in calculating the basic weighted average shares outstanding.

Under the two-class method, basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the reporting period.  Diluted income (loss) per common share is computed using the more dilutive of the “two-class” method or the “if-converted” method.  Net losses are not allocable to the holders of the subordinated convertible notes payable.  Diluted income (loss) per share gives effect to all potentially dilutive securities, including stock options, senior and sub-debt warrants, and convertible subordinated notes payable, unless their effect is anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2007 and 2006 is based on the average of the closing price of the Company’s common stock during each respective period.  The calculation of diluted loss per share for the three months ended March 31, 2006 excluded the effect from the conversion of subordinated convertible notes payable and the exercise of stock options and senior and sub-debt warrants since their effect would have been anti-dilutive.  The calculation of diluted income (loss) per share for the three months ended March 31, 2007 and 2006 excluded the effect from the conversion of subordinated convertible notes payable and the exercise of stock options and warrants aggregating approximately 433,333 shares and 570,000 shares of common stock, respectively, since their effect would have been anti-dilutive.

Issued but unvested shares of common stock are excluded from the calculation of basic earnings per share, but are included in the calculation of diluted earnings per share, to the extent that they are not anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except for share data):

	Three Months ended March 31,
	2007	2006
		(Restated)

Numerator:
Net income (loss), as reported	$3,535	$(23,077)

Allocation of net income (loss):
Basic:
Net income (loss) applicable to convertible sub-debt note holders	$2,250	$—
Net income (loss) applicable to common stockholders	1,285	(23,077)

Net income (loss)	$3,535	$(23,077)

Diluted:
Net income (loss) applicable to convertible sub-debt note holders	$2,114	$—
Net income (loss) applicable to common stockholders	1,421	(23,077)

Net income (loss)	$3,535	$(23,077)

Denominator:
Weighted-average shares of common stock outstanding	10,192,227	5,857,520
Weighted-average shares attributable to convertible subordinated notes	17,844,052	—
Less: Weighted-average number of unvested restricted common shares outstanding	—	—
Weighted-average number of common shares used in calculating basic net income (loss) per common shares	28,036,279	5,857,520
Weighted-average number of shares issuable upon exercise of outstanding stock options based on the treasury stock method	1,117,886	—
Weighted-average number of shares issuable upon exercise of senior warrants, based on the treasury stock method	—	—
Weighted-average number of shares assuming conversion of convertible subordinated notes, based on the as-if converted method	681,056	—

Weighted-average number of common shares used in computing diluted net income (loss) per common share	29,835,221	5,857,520

Calculation of net income (loss) per common share:
Basic:
Net income (loss) applicable to common stockholders	$3,535	$(23,077)

Weighted-average number of common shares used in calculating basic net income (loss) per common share	28,036,279	5,857,520
Net income (loss) per share applicable to common stockholders	$0.12	$(3.94)

Diluted:
Net income (loss) applicable to common stockholders	$2,308	$(23,077)

Weighted-average number of common shares used in calculating diluted net income (loss) per common share	29,835,221	5,857,520
Net income (loss) per share applicable to common stockholders	$0.08	$(3.94)

Stock-Based Compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.  Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005.  In addition, commencing January 1, 2006, the Company recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

During the three months ended March 31, 2007 and 2006, the Company recorded $391,000 and $514,000, respectively, as a charge to operations to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R.

At March 31, 2007, the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R on January 1, 2006 (excluding milestone–vested options), based on the fair values previously calculated, will be charged to operations over the remaining vesting period of the outstanding options as follows (amounts are in thousands):

Years Ending December 31,
2007 (nine months)	$1,161
2008	1,033
2009	26
Total	$2,220

For the past several years, the Company has consistently utilized the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants issued as compensation, primarily to management, employees and directors.  The Black-Scholes option-pricing model is a widely-accepted method of valuation that public companies typically utilize to calculate the fair value of options and warrants that they issue in such circumstances.

In calculating the Black-Scholes value of stock options and warrants issued, the Company uses the full term of the option, an appropriate risk-free interest rate (generally from 4% to 5%), and a 0% dividend yield.

The Company utilizes the daily closing stock prices of its common stock as quoted on the OTC Bulletin Board to calculate the expected volatility used in the Black-Scholes option-pricing model.  Since the Company’s business operations and capital structure changed dramatically on July 28, 2005 as a result of the acquisition of MediaDefender and the related financing transactions, the Company has utilized daily closing stock prices from August 1, 2005 through each subsequent quarter end to generate a volatility factor for use in calculating the fair value of options and warrants issued during each respective period.  By utilizing daily trading data related to the period of time that reflects the Company’s current business operations, the Company believes that this methodology generates volatility factors that more accurately reflect, as well as adjust for, normal market fluctuations in the Company’s common stock over an extended period of time.  This methodology has generated volatility factors ranging from approximately 163% to 100% during 2005, 2006 and 2007.  These volatility factors have generally trended downward during 2006 and 2007.

Derivative Financial Instruments:

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

Adoption of New Accounting Policies:

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements.  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted.  The Company chose to early adopt EITF 00-19-2 effective December 31, 2006 (see Note 4).

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”).  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either on a gross basis - that is, including the taxes within revenue - or on a net basis.  For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant.  The Company collects various state sales taxes that fall under the scope of EITF 06-3 on goods that it sells in its e-commerce business segment and is accounting for and reporting such taxes on a net basis.  EITF 06-3 is effective for financial reports for interim periods and annual reporting periods beginning after December 15, 2006.  The Company adopted EITF 06-3 effective January 1, 2007.  The adoption of EITF 06-3 did not have a material effect on the Company’s financial statements.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements.  As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense.  As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3.  ACQUISITION OF MEDIADEFENDER, INC.

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

MediaDefender is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry.  During the three months ended June 30, 2006, MediaDefender also began to offer file-sharing marketing services, wherein MediaDefender redirects, for a fee, specific peer-to-peer traffic on the Internet to designated client destinations.

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

Mr. Saaf and Mr. Herrera each invested $2,250,000 in the convertible subordinated debt transaction entered into to fund the acquisition of MediaDefender on the same terms and conditions as the other investors in such financing (see Note 4).

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

On July 28, 2005, the Company entered into a Non-Competition Agreement with WNT07, Eric Pulier and Teymour Boutros-Ghali (collectively, the “Advisors”).  The Non-Competition Agreement prohibits any of the Advisors (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries.  The covenants not to complete or solicit expire on the earlier of April 1, 2007 or the date of termination of Advisor’s services with the Company.  The amount allocated to the covenant not to compete was being amortized through April 1, 2007.

4.  FINANCING TRANSACTIONS WITH RESPECT TO MEDIADEFENDER, INC. ACQUISITION

In conjunction with the acquisition of MediaDefender on July 28, 2005 (see Note 3), the Company completed a $15,000,000 senior secured debt transaction (the “Senior Financing”) and a $30,000,000 convertible subordinated debt transaction (the “Sub-Debt Financing”).

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

The Senior Warrants were subject to certain anti-dilution and price reset provisions, as well certain registration rights obligations requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which, if not complied with, subjects the Company to a cash penalty of 1.5% of the Senior Financing per thirty-day period.  Accordingly, in accordance with EITF No. 00-19, the fair value of the Senior Warrants was recorded as warrant liability in the Company’s balance sheet at July 28, 2005, and is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.

The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.0% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity.  The interest rate increases to 12.0% per annum during any period in which the Company is in default of its obligations under the Sub-Debt Note.  Commencing September 30, 2006, interest is payable quarterly in cash or shares of common stock, at the option of the Company.  Each Sub-Debt Note had an initial conversion price of $1.55 per share, and was subject to certain anti-dilution, reset and change-of-control provisions.  In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met

Following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing, two times within any twelve-month period, the Company has the right to require the holder of each Sub-Debt Note to convert all or a portion equal to not less than 25% of the note conversion amount (limited to 50% of the note conversion amount if pursuant to clause (a) below) into shares of the Company’s common stock in the event that (a) the closing sale price of the Company’s common stock equals or exceeds $2.32 per share for each of any fifteen consecutive trading days, with a minimum trading volume of 200,000 shares of common stock on each such trading day, (b) the closing sale price of the Company’s common stock equals or exceeds $3.10 per share on each trading day during the fifteen consecutive trading day period, with a minimum trading volume of 200,000 shares of common stock on each such trading day, subject in both cases to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issuance date, or (c) completion of an equity financing (including the issuance of securities convertible into equity securities, or long-term debt securities issued as a unit with equity securities, of the Company) at a price per share of not less than $2.50 generating aggregate gross proceeds of at least $20,000,000 from outside third party investors.

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

The Sub-Debt Notes and the Sub-Debt Warrants were subject to certain registration rights obligations requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which, if not complied with, subjects the Company to a cash penalty of 1.0% of the Sub-Debt Financing per thirty-day period.  Accordingly, in accordance with EITF No. 00-19, the fair value of the Sub-Debt Warrants was recorded as warrant liability in the Company’s balance sheet at July 28, 2005, and is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined cause such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities.  The fair value of these bifurcated derivatives as of July 28, 2005, as determined by an independent valuation firm, was calculated using a binomial lattice model utilizing highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts did not have any impact on the Company’s revenues, operating expenses or cash flows.  The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $30,000,000 of convertible subordinated notes, and is being amortized over the term of the debt.  The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.  The Company has accounted for registration rights penalties in accordance with SFAS No. 5, “Accounting for Contingencies”, and EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006.

The Sub-Debt Notes contain several embedded derivative features (both assets and liabilities) that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The material derivative features include:  (1) the standard conversion feature of the debentures, (2) a limitation on the conversion by the holder, and (3) the Company’s right to force conversion.  An independent valuation firm valued the embedded derivative features and determined that, except for the above-noted features, the remaining derivative attributes (both assets and liabilities) were immaterial, both individually and in the aggregate, and effectively offset each other.  The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.

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

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), effective July 28, 2005, the Company issued to Libra a seven-year warrant to purchase 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant”).  The Libra Warrant was issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the shares underlying the Libra Warrant in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The Libra Warrant was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra Warrant was valued at $175,750 based on a valuation report prepared by an independent valuation firm utilizing the Black-Scholes option-pricing model.  The aggregate value of the Libra Warrant and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized to other expense over the term of the debt.

The Libra Warrant was subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrant, which if not complied with could subject the Company to a cash penalty of $5,000 per thirty-day period.  In accordance with EITF No. 00-19, the fair value of the Libra Warrant was recorded as warrant liability at July 28, 2005, and was being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations as other income (expense).  Effective April 19, 2006, the Libra Warrant was exercised on a cashless basis at $2.00 per share, resulting in the issuance of 123,864 shares of common stock.

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

As a result of the $0.15 warrant exercise price reduction offered to the investors in the Senior Financing, the Company recorded a charge to operations during the three months ended June 30, 2006 for the aggregate fair value of such exercise price reductions of $423,000 relating to the warrants held and exercised by the Senior Financing investors in April 2006.

As a result of the $0.12 warrant exercise price reduction provided to the investors in the Sub-Debt Financing, the Company recorded a charge to operations during the three months ended June 30, 2006 for the aggregate fair value of such exercise price reductions of $218,000 relating to the warrants held by the investors in the Sub-Debt Financing.

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

The financing documents specify that an event of default of the senior and subordinated indebtedness is triggered if a resale registration statement is unavailable for use by the holders for a period of more than ten consecutive trading days after the expiration of an allowable ten-day grace period.  The Company invoked its use of the ten-day allowable grace period on December 21, 2006, which expired on December 31, 2006.  As of January 18, 2007, the Form SB-2 remained unavailable for use by the holders, and it will continue to be unavailable for use until the Company prepares and files a post-effective amendment to the Form SB-2 with restated financial statements and other required financial statements, as appropriate, which is then declared effective by the SEC.  Accordingly, an event of default of the senior and subordinated indebtedness has been triggered by the unavailability of the Form SB-2 to the holders.  The financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original Senior Financing, on a pro rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original Sub-Debt Financing, on a pro rata basis.  These cash penalties are due and payable by the Company at the end of each thirty-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 30, 2007.  The Company has not made any cash penalty payments to the holders of the Senior Financing or the Sub-Debt Financing.  In accordance with SFAS No. 5, “Accounting for Contingencies”, and EITF 00-19-2, which the Company adopted as of December 31, 2006, the Company accrued seven months liquidated damages under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006, which is reflected as a current liability at December 31, 2006 and March 31, 2007.  The Company believes that the amount of the liquidated damages accrued reflects the undiscounted maximum potential amount of liquidated damages payable to the holders of the Senior Financing and the Sub-Debt Financing since, by the end of such seven-month period, the underlying shares become generally available for resale under Rule 144(k) promulgated under the Securities Act of 1933, as amended.

A summary of the $3,777,000 registration penalty accrual at March 31, 2007 and December 31, 2006 is presented below.

	March 31, 2007	December 31, 2006

Senior secured notes payable	$1,575,000	$1,575,000
Subordinated convertible notes payable	2,202,000	2,202,000
Total registration penalty accrual	$3,777,000	$3,777,000

A summary of the registration penalty amounts due and payable at March 31, 2007 and December 31, 2006 is presented below.

	March 31, 2007	December 31, 2006

Senior secured notes payable	$547,000	$—
Subordinated convertible notes payable	766,000	—
Total registration penalty payable	$1,313,000	$—

The Company delivered notice to holders of its outstanding senior and subordinated indebtedness that, as of January 18, 2007, an event of default had been triggered under their respective senior and subordinated financing documents.  As of March 31, 2007 and December 31, 2006, approximately $13,307,000 was outstanding with respect to the Senior Financing, and approximately $27,658,000 was outstanding with respect to the Sub-Debt Financing.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes under certain circumstances as described in the subordinated financing documents.  The Company has not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.  All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006.  In addition, the quarterly interest payment due on the outstanding senior indebtedness in March 2007 was timely paid.  Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

A summary of accrued interest payable at March 31, 2007 and December 31, 2006 is presented below.

	March 31, 2007	December 31, 2006

Senior secured notes payable	$67,000	$67,000
Subordinated convertible notes payable	715,000	—
Total accrued interest payable	$782,000	$67,000

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that currently exist or may come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000, which was paid by the Company on April 18, 2007.  Any payments made by the Company under the Forbearance and Consent Agreement will be credited against accrued registration delay cash penalties or any other amounts that are or may become due and payable.  The Company has the right to extend the Forbearance and Consent Agreement through June 30, 2007 by an additional cash payment of $125,000 on or before May 31, 2007.

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

As previously discussed, at March 31, 2007 and December 31, 2006, the registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder of the senior and subordinated indebtedness was not effective.  Management currently estimates that a registration statement covering such shares of common stock could be declared effective no earlier than August 2007.  Accordingly, in accordance with SFAS No. 5, “Accounting for Contingencies”, and EITF 00-19-2, which the Company adopted as of December 31, 2006, the Company accrued seven months liquidated damages under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006, which is reflected as a current liability at December 31, 2006 and March 31, 2007.  Since the registration rights component of the derivative liabilities was not material through September 30, 2006, there was no cumulative-effect adjustment recorded as a result of the transition rules with respect to the adoption of EITF-00-19-2 at December 31, 2006.  The Company will continue to review the status of the registration statement and adjust the accrued liquidated damages under the registration rights agreements at each quarter end as appropriate.

As described above, as a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements of $3,777,000, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at March 31, 2007 and December 31, 2006.

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

5.  DERIVATIVE FINANCIAL INSTRUMENTS

In conjunction with the financing for the acquisition of MediaDefender on July 28, 2005 (see Notes 3 and 4), the Company completed a $15,000,000 senior secured debt transaction (the “Senior Financing”) and a $30,000,000 convertible subordinated debt transaction (the “Sub-Debt Financing”).  The Company also issued various warrants in conjunction with such financings.

The Sub-Debt Notes contain multiple embedded derivative features (both assets and liabilities) that have been accounted for at fair value as a compound embedded derivative.  The compound embedded derivative associated with the Sub-Debt Notes has been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The compound embedded derivative includes the following material features:  (1) the standard conversion feature of the debentures, (2) a limitation on the conversion by the holder, and (3) the Company’s right to force conversion.

An independent valuation firm valued the various derivative features in the compound embedded derivative and determined that, except for the above-noted features, the remaining derivative attributes (both assets and liabilities) were immaterial, both individually and in the aggregate, and they effectively offset one another.  The value of the compound embedded derivative that includes the above-noted features was bifurcated from the Sub-Debt Notes and recorded as derivative liability.  This initial amount was recorded as a discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.

The Company, with the assistance of an independent valuation firm, calculated the fair value of the compound embedded derivative associated with the Sub-Debt Notes utilizing a complex, customized, binomial lattice model suitable for the valuation of path-dependent American options.  The model uses the risk neutral binomial methodology to simulate the scenarios and stock price paths.  The model also uses backward dynamic programming to value the payoffs at each node considering all the embedded options simultaneously.  The valuation model used the following assumptions for the original valuation and for each succeeding quarterly valuation:

Embedded derivatives	7/28/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06	3/31/2007

Initial fair value of common stock	$1.43	—	—	—	—	—	—	—
Fair value of common stock at each subsequent reporting ending period end	—	$2.50	$3.30	$4.50	$3.50	$3.25	$2.35	$1.90
Conversion price	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55
Terminal time period	48 Months	46 Months	43 Months	40 Months	37 Months	34 Months	31 Months	29 Months
Expected return	4.04%	4.18%	4.35%	4.82%	5.10%	4.59%	4.69%	4.58%
Initial volatility factor	55%	—	—	—	—	—	—	—
Volatility factor at each subsequent reporting period	—	54%	59%	56%	63%	63%	53%	60%
Triggering Event One for forced conversion: stock price equal or above:	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32
Triggering Event Two for forced conversion: daily trading volume equal or above:	200,000 shares	200,000 shares	200,000 shares	200,000 shares	200,000 shares	200,000 shares	200,000 shares	200,000 shares
Lack of liquidity discount for the limitation on conversion	20%	20%	20%	20%	20%	20%	20%	20%

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

The Company calculated the fair value of the various warrants using the Black Scholes option-pricing model, using the volatility factor determined by the independent valuation firm.  The valuation model used the following assumptions for the original valuation and for each succeeding quarterly valuation:

Warrant liability	7/28/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06	3/31/2007

Initial fair value of common stock	$1.43	—	—	—	—	—	—	—
Fair value of common stock at each subsequent reporting ending period end	—	$2.50	$3.30	$4.50	$3.50	$3.25	$2.35	$1.90
Exercise price:
Senior warrants	$2.00	$2.00	$2.00	$2.00	$1.85	$1.85	$1.85	$1.85
Sub-debt warrants	$1.55	$1.55	$1.55	$1.55	$1.43	$1.43	$1.43	$1.43
Libra warrants	$2.00	$2.00	$2.00	$2.00	—	—	—	—
Time period:
Senior warrants	84 Months	82 Months	79 Months	76 Months	73 Months	70 Months	67 Months	64 Months
Sub-debt warrants	60 Months	58 Months	55 Months	52 Months	49 Months	46 Months	43 Months	40 Months
Libra warrants	84 Months	82 Months	79 Months	76 Months	—	—	—	—
Expected return	4.04%	4.18%	4.35%	4.82%	5.10%	4.59%	4.69%	4.58%
Initial volatility factor	55%	—	—	—	—	—	—	—
Volatility factor at each subsequent reporting period	—	54%	59%	56%	63%	63%	53%	60%

The Company’s Sub-Debt Notes contain compound embedded derivatives (as described above) that required that they be bifurcated from the debt host instrument at the date of issuance and valued.  The calculation of the fair value of the compound embedded derivatives required the use of a more sophisticated valuation model than a Black-Scholes option-pricing model.  Accordingly, the Company retained an independent valuation firm to calculate the fair value of the compound embedded derivatives, and the changes in fair value at each subsequent period end.  The Company, with the assistance of the independent valuation firm, calculated the fair value of the compound embedded derivatives associated with the Sub-Debt Notes by utilizing a complex, customized, binomial lattice model suitable in the valuation of path-dependent American options.  This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

The independent valuation firm concluded that the Company’s historical pattern of stock prices as of July 28, 2005, and for some time thereafter, would not provide a sufficient indication of the long-term expected volatility of the Company’s stock going forward for purposes of the calculation of the fair value of the compound embedded derivatives, due to the significant changes in the business operations and capital structure of the Company on July 28, 2005 as a result of the acquisition of MediaDefender and the related financing transactions.  Accordingly, the Company’s independent valuation firm based its calculation of the Company’s expected stock price volatilities on the volatility factors of similar public companies.  The independent valuation firm identified four companies that were similar to the Company in terms of industry, market capitalization and stock price and profitability:  Easylink Services Corporation; Forgent Networks, Inc.; Inforte Corp.; and Think Partnership, Inc.  Using historical stock returns data for a period of one year, the independent valuation firm calculated the volatilities of these companies at the various reporting dates.  The expected volatilities for the Company as of the reporting dates were calculated based on the average of the volatilities of the comparable companies.  The resulting volatilities were then used to calculate the fair value, and the changes in fair value, of the Company’s embedded derivative liabilities at each period end.  The Company also utilized these volatilities to calculate the fair value, and the changes in fair value, of the Company’s warrant derivative liabilities at each period end.

Paragraph A32 of SFAS No. 123R lists factors to consider in estimating expected volatility.  The independent valuation firm retained by the Company to value the embedded derivatives contained in the Sub-Debt Notes determined that the appropriate methodology to calculate volatility with respect to the Company’s embedded derivatives was to consider the Company as similar to a newly public company without a trading history because of the significant transformative changes resulting from the acquisition and financing of the MediaDefender transaction on July 28, 2005.  With reference to newly public companies, section (c) of paragraph A32 of SFAS No. 123R suggests that the expected volatility of similar entities be considered.  The independent valuation firm arrived at this determination due to the Company’s acquisition of MediaDefender on July 28, 2005 and the related equity-based financing transactions that provided the capital to fund the acquisition.

6.  RELATED PARTY TRANSACTIONS

From the third quarter of 2003 through March 2006, the Company’s administrative offices were located in an office leased by Radar Pictures, Inc., a company owned by Frederick W. (Ted) Field, the Chairman of the Board of Directors of the Company, pursuant to a month-to-month arrangement.  Commencing January 1, 2005, the Company began paying rent at a rate of $7,500 per month for these facilities.  Rent expense for the three months ended March 31, 2006 was $19,000.  The Company relocated to new office facilities in March 2006.

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

During the three months ended March 31, 2006, the Company incurred legal fees of $1,500, to Davis Shapiro Lewit & Hayes, LLP, a law firm in which Fred Davis, a director of the Company, is a partner.  During the three months ended March 31, 2007, the Company did not incur any legal fees with such law firm.

7.  EQUITY-BASED TRANSACTIONS

On May 6, 2005, the Company issued to a consultant a stock option to purchase an aggregate of 22,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to a short-term consulting agreement.  The option was subject to milestones, one of which was partially attained during the three months ended March 31, 2006, as a result of which options for 10,000 shares vested during such period.  The fair value of the vested portion of this option, calculated pursuant to the Black-Scholes option-pricing model, of $35,000 was charged to operations during the three months ended March 31, 2006.

During the three months ended March 31, 2006, the Company issued 2,012,902 shares of common stock upon the conversion of $3,120,000 of subordinated convertible notes payable.  As a result, a total of $1,240,000 was charged to operations during the three months ended March 31, 2006, consisting of related deferred financing costs of $242,000, debt discount costs related to warrants of $101,000, and debt discount costs related to embedded derivatives of $897,000.

During the three months ended March 31, 2006, the Company issued 65,906 shares of common stock upon the exercise of stock options previously issued to employees and consultants on March 29, 2005, and received cash proceeds of approximately $56,000.

Information with respect to common stock and stock options issued pursuant to consulting agreements during the three months ended March 31, 2007 is provided at Note 8.

2006 Equity Incentive Plan

During the three months ended March 31, 2007, the Company issued 5,769 shares of common stock pursuant to a consulting agreement (see Note 8) and options to purchase 370,000 shares of common stock, including options to purchase 350,000 shares to management as follows:

Effective February 2, 2007, the Company issued to Rene L. Rousselet, the Company’s newly-appointed Corporate Controller and Chief Accounting Officer, a stock option to purchase 50,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant.  The stock option vests and becomes exercisable in equal installments on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $60,000, of which $15,000 was charged to operations during the three months ended March 31, 2007.

Effective February 2, 2007, the Company issued to its newly-appointed Vice President of Worldwide Sales, a stock option to purchase 300,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant.  Options with respect to 175,000 shares vest in seven equal quarterly installments on June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, and options with respect to 125,000 shares vest on the achievement of performance targets to be mutually determined by the parties.  The fair value of the time-vested portion of this stock option, determined pursuant to the Black-Scholes option-pricing model, was $208,000, of which $7,000 was charged to operations during the three months ended March 31, 2007.

A summary of stock option activity under the 2006 Equity Incentive Plan during the three months ended March 31, 2007 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	126,551	$3.20
Granted	370,000
Exercised	—
Canceled/Expired	—
Options outstanding at March 31, 2007	496,551	$1.72
Options exercisable at March 31, 2007	155,301	$2.90

The weighted average grant date fair value of stock options issued during the three months ended March 31, 2007 was $1.20 per share.

The intrinsic value of exercisable but unexercised in-the-money options at March 31, 2007 was $11,513.

1999 Employee Stock Option Plan:

A summary of stock option activity under the 1999 Employee Stock Option Plan during the three months ended March 31, 2007 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	864,762	$3.88
Granted	—
Exercised	—
Canceled/Expired	(6,969)
Options outstanding at March 31, 2007	857,793	$2.78
Options exercisable at March 31, 2007	648,269	$2.71

The intrinsic value of exercisable but unexercised in-the-money options at March 31, 2007 was $187,840.  The intrinsic value of options exercised during the three months ended March 31, 2006 was $199,720.  There was no exercise of options during the three months ended March 31, 2007.

As of March 31, 2007, unrecognized compensation cost related to unvested stock options will be charged to operations as follows (amounts are in thousands):

Years Ending December 31,
2007 (nine months)	$1,292
2008	1,152
2009	26
Total	$2,470

8.  COMMITMENTS AND CONTINGENCIES

Employment Agreements:

In connection with the acquisition of MediaDefender (see Note 3), the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves defined operating earnings before interest, taxes, depreciation and amortization (calculated using the same accounting methods and policies as MediaDefender has historically used) exceeding $7,000,000 and $7,500,000 in fiscal 2007 and fiscal 2008, respectively.  As of March 31, 2007, the Company estimates that Mr. Saaf and Mr. Herrera will earn performance bonuses pursuant to their respective employment agreements aggregating $700,000 during 2007 based on achieving the requisite MediaDefender EBITDA threshold in 2007 of $7,000,000.  Accordingly, the Company recorded a charge to general and administrative expense and an accrued liability of $175,000 during the three months ended March 31, 2007.

Consulting Agreements:

On October 9, 2006, the Company entered into an eighteen-month non-exclusive consulting agreement with Wood River Ventures, LLC and Jonathan Dolgen for consulting and advisory services with respect to the business and operations of the Company.  The consulting agreement provided for an aggregate cash fee of $187,500, payable quarterly in six installments of $31,250, and a stock award valued at $112,500, consisting of 34,615 shares of common stock based on the Company’s closing stock price on October 10, 2006 of $3.25 per share to be issued under the Company’s 2006 Equity Incentive Plan.  The shares vest pro rata over the eighteen-month period of the consulting agreement, beginning on October 10, 2006 and thereafter monthly on the first day of each month of the term of the consulting agreement through March 2008.  In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the shares granted under this consulting agreement are valued each month based on the closing market price on the first day of each month to determine the amount to be recorded as a charge to operations over the eighteen-month term of the consulting agreement.  Accordingly, during the three months ended March 31, 2007, the Company issued 5,769 shares of common stock under this consulting agreement and recorded a related charge to operations of $19,000 during such period.

On October 1, 2006, the Company entered into a one-year non-exclusive consulting agreement with an entity for business development consulting services.  The consulting agreement provided for a base monthly fee of $7,500, certain performance-related bonuses, and stock options to acquire 5,000 shares of common stock on the last day of each month of the term of the consulting agreement through September 30, 2007.  Accordingly, during the three months ended March 31, 2007, the Company issued options to acquire 15,000 shares of common stock pursuant to the Company’s 2006 Equity Incentive Plan, exercisable through November 30, 2011, at prices ranging from $1.55 to $2.20 per share, the market price on the date of each grant.  The options were fully vested when issued.  The aggregate fair value of the options of $22,000, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations during the three months ended March 31, 2007.  The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the options were as follows:

Stock price on date of grant	$1.55 - 2.20
Risk-free interest rate	4.88 – 4.93%
Volatility	106.5 – 108.6%
Dividend yield	0%
Weighted average expected life (years)	4.65 – 4.85
Weighted average fair value of option	$1.22 - 1.74

Sub-Lease Agreement:

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

Future cash payments under such operating lease are as follows (amounts are in thousands):

Years Ending December 31,

2007 (nine months)	$343
2008	469
2009	483
2010	498
2011	470
$2,263

9.  INCOME TAXES

Although the Company reported net income for the three months ended March 31, 2007, as a result of the non-deductibility of certain non-cash charges and accruals and the non-inclusion of certain non-cash gains for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carryforwards, the Company incurred a taxable loss for such period and therefore did not record a provision for income taxes for the three months ended March 31, 2007.

As a result of the profitable operations of MediaDefender during the three months ended March 31, 2006, the non-deductibility of certain non-cash charges and accruals for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $100,000 for the three months ended March 31, 2006.

At December 31, 2006, the Company had net operating loss carryforwards of approximately $111,000,000 for Federal income tax purposes expiring beginning in 2020 and California state net operating loss carryforwards of approximately $102,000,000 expiring beginning in 2008.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets (primarily net operating loss carryforwards) is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible.  As of March 31, 2007 and December 31, 2006, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

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

10.  SEGMENT INFORMATION AND CONCENTRATIONS

Information with respect to the Company’s operating segments for the three months ended March 31, 2007 and 2006 is presented below.  During the three months ended March 31, 2007 and 2006, the Company’s operations consisted of three reportable segments:  e-commerce, media, and anti-piracy and file-sharing services.

During the three months ended March 31, 2007 and 2006, approximately 59% and 60%, respectively, of e-commerce revenues were generated from the products related to a single music merchandising entity.

During the three months ended March 31, 2007 and 2006, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.

During the three months ended March 31, 2007, approximately 66% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 23%, a second customer accounting for 17%, and a third customer accounting for 13%, and a fourth customer accounting for 13%.  During the three months ended March 31, 2006, approximately 71% of MediaDefender’s consolidated revenues were from three customers, with one customer accounting for 31%, a second customer accounting for 30%, and a third customer accounting for 10%.  At March 31, 2007, the amounts due from these customers were $890,000, $652,000, $510,000 and $343,000, respectively, which were included in accounts receivable.

During the three months ended March 31, 2007, MediaDefender purchased approximately 74% of its bandwidth from three suppliers.  During the three months ended March 31, 2006, MediaDefender purchased approximately 74% of its bandwidth from two suppliers.  At March 31, 2007, amounts payable to these suppliers were $173,000.  Although there are other suppliers of bandwidth, a change in suppliers could cause delays, which could adversely affect operations in the short-term.

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended March 31, 2007 and 2006.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Three Months Ended March 31,
	2007	2006
		(Restated)
	(in thousands)

Net Revenue:
E-commerce	$494	$539
Media	1,111	1,143
Anti-piracy and file-sharing marketing services	3,841	3,591
	$5,446	$5,273

Adjusted EBITDA:
E-commerce	$(70)	$(49)
Media	328	258
Anti-piracy and file-sharing marketing services	1,529	2,237
	1,787	2,446
Corporate general and administrative expenses	(1,160)	(1,218)
	$627	$1,228

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA to Net Income (Loss)	2007	2006
		(Restated)
	(in thousands)

Adjusted EBITDA per segments	$627	$1,228
Stock-based compensation	(455)	(567)
Depreciation and amortization	(155)	(124)
Amortization of intangible assets	(938)	(939)
Amortization of deferred financing costs	(207)	(223)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	(1,240)
Interest income	56	2
Other income, net	—	53
Interest expense, including amortization of discount on debt of $760 and $815 in 2007 and 2006, respectively	(1,860)	(1,500)
Change in fair value of warrant liability	1,226	(6,925)
Change in fair value of derivative liability	5,241	(12,742)
Provision for income taxes	—	(100)
Net income (loss)	$3,535	$(23,077)

The following table summarizes assets as of March 31, 2007 and December 31, 2006.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

	March 31, 2007	December 31, 2006
	(in thousands)

Assets:
Corporate	$3,182	$2,791
E-commerce	712	1,383
Media	2,668	3,730
Anti-piracy and file-sharing marketing services	47,455	47,068
	$54,017	$54,972

11.  SUBSEQUENT EVENTS

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that currently exist or may come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000, which was paid by the Company on April 18, 2007.  Any payments made by the Company under the Forbearance and Consent Agreement will be credited against accrued registration delay cash penalties or any other amounts that are or may become due and payable.  The Company has the right to extend the Forbearance and Consent Agreement through June 30, 2007 by an additional cash payment of $125,000 on or before May 31, 2007.

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

The two founders of MediaDefender, Randy Saaf, who serves as the Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as the President of MediaDefender, each invested $2,250,000 in the convertible subordinated debt transaction entered into to fund the acquisition of MediaDefender on the same terms and conditions as the other investors in such financing, as described below at “Financing Transactions with Respect to MediaDefender, Inc. Acquisition”.

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

The Staff advised the Company to consider EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and, in light of the guidance set forth in EITF 00-19, to further evaluate the accounting treatment of certain embedded derivatives contained in the outstanding Sub-Debt Notes (as subsequently defined) issued by the Company in July 2005, as well as the accounting treatment of certain warrants issued to the Company’s lenders in July 2005, in conjunction with the acquisition of MediaDefender.  The Company filed the restated Financial Statements on April 19, 2007.  On May 11, 2007, the Staff provided additional comments to the Company regarding the Financial Statements, which the Company is currently reviewing.  The adjustments to the Financial Statements with respect to the restatements were non-cash in nature and were not caused by or related to any changes in the underlying operating performance of the Company’s business, including its revenues, operating costs and expenses, operating income or loss, operating cash flows or adjusted EBITDA.  However, such restatements had a material negative impact on the Company’s previously reported results of operations and earnings per share, current liabilities, net working capital and shareholders’ equity (deficiency).  Additionally, as a result of the restatements, the Company triggered various events of default under its financing documents.

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined cause such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF 00-19, it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities.  The fair value of these bifurcated derivatives, as determined by an independent valuation firm as of July 28, 2005, was calculated using a binomial lattice model, and utilized highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts did not have any impact on the Company’s revenues, operating expenses, income taxes or cash flows.  The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $30,000,000 of convertible subordinated notes, and is being amortized over the term of the debt.  The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.  The Company has accounted for the registration rights penalties (see Note   ) in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006.

In addition to the adjustment for the embedded derivatives associated with the Sub-Debt Notes, the Company revised the initial valuation and subsequent changes to fair value of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing.

A summary of the significant adjustments recorded to restate the financial statements as of and for the three months ended March 31, 2006 is presented below.  The restatement did not have an impact on the Company’s cash flows for the three months ended March 31, 2006.

(a)   The initial fair value of the derivative liability was bifurcated from the Sub-Debt Notes and was recorded as a discount to the Sub-Debt Notes, and was amortized to interest expense over the life of the related debt.

(b)   The derivative liability was revalued at each quarter end, with the resulting change in fair value reflected in the statement of operations.

(c)   The initial fair value of the warrants issued in the Senior Financing and the Sub-Debt Financing was restated, resulting in revisions to deferred financing costs and debt discount amounts, and in the related amortization of such amounts to operations.

(d)   The warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing were revalued at each quarter end, with the resulting change in fair value reflected in the statement of operations.

(e)   The pro rata portion of the restated warrant liability and the derivative liability associated with the conversion of the sub-debt into common stock was transferred to additional paid-in capital.

The following table presents the impact of the restatement on the effected balance sheet categories at March 31, 2006 (amounts in thousands):

	As Previously Reported	Restatement Adjustments	Adjustment Legend	As Restated

Deferred financing costs	$2,624	$210	(c)	$2,834
Warrant liability	17,904	4,125	(c), (d)	22,029
Derivative liability	—	39,238	(a), (b)	39,238
Discount on senior secured notes payable	1,157	484	(c), (d)	1,641
Discount on subordinated convertible notes payable	641	7,940	(a), (b), (c)	8,581
Additional paid-in capital	211,536	4,081	(e)	215,617
Accumulated deficit	$(222,363)	$(38,809)	(a), (b), (c), (d)	$(261,172)

The following table presents the impact of the restatement on the statements of operations for the three months ended March 31, 2006 (amounts in thousands, except per share data):

	As Previously Reported	Restatement Adjustments	Adjustment Legend	As Restated

Loss from operations	$(402)	$—		$(402)
Interest income	2	—		2
Other income	53	—		53
Interest expense	(825)	(675)	(a), (c)	(1,500)
Amortization of deferred financing costs	(207)	(16)	(c)	(223)
Change in fair value of warrant liability	(14,644)	7,719	(c), (d)	(6,925)
Change in fair value of derivative liability	—	(12,742)	(a), (b)	(12,742)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	(314)	(926)	(a), (b), (c)	(1,240)
Loss before income taxes	(16,337)	(6,640)		(22,977)
Provision for income taxes	(100)	—		(100)
Net loss	$(16,437)	$(6,640)		$(23,077)

Net loss per share — basic	$(2.81)			$(3.94)
Net loss per share — diluted	$(2.81)			$(3.94)

Going Concern:

As described above, as a result of communications with the Staff of the SEC in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate previously issued financial statements.  As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness and thus triggered an event of default with respect to its registration rights agreements with the holders of such indebtedness.  Accordingly, beginning January 18, 2007, the Company began to incur liquidated damages under its registration rights agreements aggregating approximately $540,000 per month (seven months of which, equivalent to $3,777,000, had been accrued as a current liability at March 31, 2007 and December 31, 2006), and the interest rate on its subordinated convertible notes payable increased from 4.0% per annum to 12.0% per annum, an increase of approximately $183,000 per month.

The adjustments to the financial statements with respect to the restatements were non-cash in nature and were not caused by or related to any changes in the underlying operating performance of the Company’s business, including revenues, operating costs and expenses, operating income or loss, income taxes, operating cash flows or adjusted EBITDA.  The fair value of these bifurcated derivatives of $10,534,000, as determined by an independent valuation firm, was calculated using a binomial lattice option-pricing model utilizing highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts, initially recorded as a reduction to the related debt and being amortized to interest expense through the life of the debt, with the resulting changes in fair value of the liability being included as other income (expense) in the statement of operations each subsequent reporting period, did not have any impact on the Company’s revenues, operating expenses, income taxes or cash flows.  However, such restatements had a material negative impact on the Company’s previously reported results of operations and earnings per share, current liabilities, net working capital and shareholders’ equity (deficiency).

During 2005 and 2006, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and its originally scheduled (i.e., undefaulted) debt service obligations to both the senior and subordinated debt holders, and management currently anticipates that cash flows from operations will be adequate to fund operating and debt service requirements (based on the original terms as contemplated in the senior and subordinated loan agreements and excluding the registration penalty amounts) in 2007 and generate operating cash flows in excess of these amounts for at least the next twelve months.

As described above, as a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements of $3,777,000, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at March 31, 2007 and December 31, 2006.

As of March 31, 2007 and December 31, 2006, approximately $13,307,000 was outstanding with respect to the Senior Financing, and approximately $27,658,000 was outstanding with respect to the Sub-Debt Financing.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes under certain circumstances as described in the subordinated financing documents.  The Company has not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that currently exist or may come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000, which was paid by the Company on April 18, 2007.  Any payments made by the Company under the Forbearance and Consent Agreement will be credited against accrued registration delay cash penalties or any other amounts that are or may become due and payable.  The Company has the right to extend the Forbearance and Consent Agreement through June 30, 2007 by an additional cash payment of $125,000 on or before May 31, 2007.

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

Financing Transactions with Respect to MediaDefender, Inc. Acquisition:

In conjunction with the acquisition of MediaDefender on July 28, 2005 (see “Overview” above), the Company completed a $15,000,000 senior secured debt transaction (the “Senior Financing”) and a $30,000,000 convertible subordinated debt transaction (the “Sub-Debt Financing”).

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

The Senior Warrants were subject to certain anti-dilution and price reset provisions, as well certain registration rights obligations requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which, if not complied with, subjects the Company to a cash penalty of 1.5% of the Senior Financing per thirty-day period.  Accordingly, in accordance with EITF No. 00-19, the fair value of the Senior Warrants was recorded as warrant liability in the Company’s balance sheet at July 28, 2005, and is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.

The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.0% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity.  The interest rate increases to 12.0% per annum during ay period in which the Company is in default of its obligations under the Sub-Debt Note.  Commencing September 30, 2006, interest is payable quarterly in cash or shares of common stock, at the option of the Company.  Each Sub-Debt Note had an initial conversion price of $1.55 per share, and was subject to certain anti-dilution, reset and change-of-control provisions.  In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met

Following effectiveness of a registration statement filed by the Company for the securities issued in the Sub-Debt Financing, two times within any twelve-month period, the Company has the right to require the holder of each Sub-Debt Note to convert all or a portion equal to not less than 25% of the note conversion amount (limited to 50% of the note conversion amount if pursuant to clause (a) below) into shares of the Company’s common stock in the event that (a) the closing sale price of the Company’s common stock equals or exceeds $2.32 per share for each of any fifteen consecutive trading days, with a minimum trading volume of 200,000 shares of common stock on each such trading day, (b) the closing sale price of the Company’s common stock equals or exceeds $3.10 per share on each trading day during the fifteen consecutive trading day period, with a minimum trading volume of 200,000 shares of common stock on each such trading day, subject in both cases to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issuance date, or (c) completion of an equity financing (including the issuance of securities convertible into equity securities, or long-term debt securities issued as a unit with equity securities, of the Company) at a price per share of not less than $2.50 generating aggregate gross proceeds of at least $20,000,000 from outside third party investors.

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

The Sub-Debt Notes and the Sub-Debt Warrants were subject to certain registration rights obligations requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which, if not complied with, subjects the Company to a cash penalty of 1.0% of the Sub-Debt Financing per thirty-day period.  Accordingly, in accordance with EITF No. 00-19, the fair value of the Sub-Debt Warrants was recorded as warrant liability in the Company’s balance sheet at July 28, 2005, and is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined cause such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities.  The fair value of these bifurcated derivatives as of July 28, 2005, as determined by an independent valuation firm, was calculated using a lattice (binomial) valuation model utilizing highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts did not have any impact on the Company’s revenues, operating expenses or cash flows.  The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $30,000,000 of convertible subordinated notes, and is being amortized over the term of the debt.  The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.  The Company has accounted for registration rights penalties in accordance with SFAS No. 5, “Accounting for Contingencies”, and EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006.

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

Pursuant to the terms of a letter agreement, dated June 21, 2005, by and between the Company and Libra FE, LP (“Libra”), effective July 28, 2005, the Company issued to Libra a seven-year warrant to purchase 237,500 shares of its common stock with an exercise price of $2.00 per share upon the closing of the Senior Financing (the “Libra Warrant”).  The Libra Warrant was issued as partial consideration for Libra’s services as the Company’s placement agent in the Senior Financing described above.  The Company entered into a Registration Rights Agreement with Libra on July 28, 2005 (the “Libra Registration Rights Agreement”), pursuant to which the Company will include the shares underlying the Libra Warrant in the registration statement covering the securities issued in the Senior Financing and the Sub-Debt Financing described above.  The Libra Warrant was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Libra Warrant was valued at $175,750 based on a valuation report prepared by an independent valuation firm utilizing the Black-Scholes option-pricing model.  The aggregate value of the Libra Warrant and additional payments to Libra of $450,997 were charged to deferred financing costs and are being amortized to other expense over the term of the debt.

The Libra Warrant was subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrant, which if not complied with could subject the Company to a cash penalty of $5,000 per thirty-day period.  In accordance with EITF No. 00-19, the fair value of the Libra Warrant was recorded as warrant liability at July 28, 2005, and was being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations as other income (expense).  Effective April 19, 2006, the Libra Warrant was exercised on a cashless basis at $2.00 per share, resulting in the issuance of 123,864 shares of common stock.

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

As a result of the $0.15 warrant exercise price reduction offered to the investors in the Senior Financing, the Company recorded a charge to operations during the three months ended June 30, 2006 for the aggregate fair value of such exercise price reductions of $423,000 relating to the warrants held and exercised by the Senior Financing investors in April 2006.

As a result of the $0.12 warrant exercise price reduction provided to the investors in the Sub-Debt Financing, the Company recorded a charge to operations during the three months ended June 30, 2006 for the aggregate fair value of such exercise price reductions of $218,000 relating to the warrants held by the investors in the Sub-Debt Financing.

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

The financing documents governing the terms and conditions of the senior and subordinated indebtedness require the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder.  A resale registration statement on Form SB-2, as amended (Reg. No. 333-129626), was declared effective by the SEC on December 9, 2005.  The Company subsequently filed Post-Effective Amendment No. 1 to the registration statement on Form SB-2 (Reg. No. 333-129626), which was declared effective by the SEC on May 1, 2006.  As a result of the determination to restate previously issued financial statements , the Form SB-2 has not been available for use by the holders since December 21, 2006.

The financing documents specify that an event of default of the senior and subordinated indebtedness is triggered if a resale registration statement is unavailable for use by the holders for a period of more than ten consecutive trading days after the expiration of an allowable ten-day grace period.  The Company invoked its use of the ten-day allowable grace period on December 21, 2006, which expired on December 31, 2006.  As of January 18, 2007, the Form SB-2 remained unavailable for use by the holders, and it will continue to be unavailable for use until the Company prepares and files a post-effective amendment to the Form SB-2 with restated financial statements and other required financial statements, as appropriate, which is then declared effective by the SEC.  Accordingly, an event of default of the senior and subordinated indebtedness has been triggered by the unavailability of the Form SB-2 to the holders.  The financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original Senior Financing, on a pro rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original Sub-Debt Financing, on a pro rata basis.  These cash penalties are due and payable by the Company at the end of each thirty-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 30, 2007.  The Company has not made any cash penalty payments to the holders of the Senior Financing or the Sub-Debt Financing.  In accordance with SFAS No. 5, “Accounting for Contingencies”, and EITF 00-19-2, which the Company adopted as of December 31, 2006, the Company accrued seven months liquidated damages under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006, which is reflected as a current liability at December 31, 2006 and March 31, 2007. The Company believes that the amount of the liquidated damages accrued reflects the undiscounted maximum potential amount of liquidated damages payable to the holders of the Senior Financing and the Sub-Debt Financing since, by the end of such seven-month period, the underlying shares become generally available for resale under Rule
144(k) promulgated under the Securities Act of 1933, as amended.

A summary of the $3,777,000 registration penalty accrual at March 31, 2007 and December 31, 2006 is presented below.

	March 31, 2007	December 31, 2006

Senior secured notes payable	$1,575,000	$1,575,000
Subordinated convertible notes payable	2,202,000	2,202,000
Total registration penalty accrual	$3,777,000	$3,777,000

A summary of the registration penalty amounts due and payable at March 31, 2007 and December 31, 2006 is presented below.

	March 31, 2007	December 31, 2006

Senior secured notes payable	$547,000	$—
Subordinated convertible notes payable	766,000	—
Total registration penalty payable	$1,313,000	$—

The Company delivered notice to holders of its outstanding senior and subordinated indebtedness that, as of January 18, 2007, an event of default had been triggered under their respective senior and subordinated financing documents.  As of March 31, 2007 and December 31, 2006, approximately $13,307,000 was outstanding with respect to the Senior Financing, and approximately $27,658,000 was outstanding with respect to the Sub-Debt Financing.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes under certain circumstances as described in the subordinated financing documents.  The Company has not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.  All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006.  In addition, the quarterly interest payment due on the outstanding senior indebtedness in March 2007 was timely paid.  Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

A summary of accrued interest payable at March 31, 2007 and December 31, 2006 is presented below.

	March 31, 2007	December 31, 2006

Senior secured notes payable	$67,000	$67,000
Subordinated convertible notes payable	715,000	—
Total accrued interest payable	$782,000	$67,000

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that currently exist or may come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000, which was paid by the Company on April 18, 2007.  Any payments made by the Company under the Forbearance and Consent Agreement will be credited against accrued registration delay cash penalties or any other amounts that are or may become due and payable.  The Company has the right to extend the Forbearance and Consent Agreement through June 30, 2007 by an additional cash payment of $125,000 on or before May 31, 2007.

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

As previously discussed, at March 31, 2007 and December 31, 2006, the registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder of the senior and subordinated indebtedness was not effective.  Management currently estimates that a registration statement covering such shares of common stock could be declared effective no earlier than August 2007.  Accordingly, in accordance with SFAS No. 5, “Accounting for Contingencies”, and EITF 00-19-2, which the Company adopted as of December 31, 2006, the Company accrued seven months liquidated damages under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006, which is reflected as a current liability at December 31, 2006 and March 31, 2007.  Since the registration rights component of the derivative liabilities was not material through September 30, 2006, there was no cumulative-effect adjustment recorded as a result of the transition rules with respect to the adoption of EITF-00-19-2 at December 31, 2006.  The Company will continue to review the status of the registration statement and adjust the accrued liquidated damages under the registration rights agreements at each quarter end as appropriate.

As described above, as a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements of $3,777,000, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at March 31, 2007 and December 31, 2006.

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

Critical Accounting Policies:

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates with respect to allowances for bad debts, impairment of long-lived assets, impairment of fixed assets, stock-based compensation, the valuation allowance on deferred tax assets, and the change in fair value of the warrant liability and derivative liability.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions.  The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:  revenue recognition, stock-based compensation, goodwill, intangible assets and long-lived assets, derivative instruments, income taxes, and accounts receivable.  These accounting policies are discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation” contained in the Company’s December 31, 2006 Annual Report on Form 10-KSB, as well as in the notes to the December 31, 2006 consolidated financial statements.  There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2006.

Adoption of New Accounting Policies:

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements.  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted.  The Company chose to early adopt EITF 00-19-2 effective December 31, 2006.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”).  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either on a gross basis - that is, including the taxes within revenue - or on a net basis.  For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant.  The Company collects various state sales taxes that fall under the scope of EITF 06-3 on goods that it sells in its e-commerce business segment and is accounting for and reporting such taxes on a net basis.  EITF 06-3 is effective for financial reports for interim periods and annual reporting periods beginning after December 15, 2006.  The Company adopted EITF 06-3 effective January 1, 2007.  The adoption of EITF 06-3 did not have a material effect on the Company’s financial statements.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements.  As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense.  As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Results of Operations – Three Months Ended March 31, 2007 and 2006:

The following table presents information with respect to the Company’s condensed consolidated statements of operations as to actual amounts and as a percentage of total net revenue for the three months ended March 31, 2007 and 2006.

Condensed Consolidated Statements of Operations ($000):

	Three Months Ended March 31,
	2007		2006
	$	%	$	%
			(Restated)	(Restated)

Net revenue:
E-commerce	$494	9.1%	$539	10.2%
Media	1,111	20.4%	1,143	21.7%
Anti-piracy and file-sharing marketing services	3,841	70.5%	3,591	68.1%
Total net revenue	5,446	100.0%	5,273	100.0%
Cost of revenue:
E-commerce	510	9.4%	555	10.5%
Media	600	11.0%	813	15.4%
Anti-piracy and file-sharing marketing services	2,205	40.5%	1,716	32.6%
Total cost of revenue	3,315	60.9%	3,084	58.5%
Gross profit	2,131	39.1%	2,189	41.5%
Operating expenses:
Sales and marketing	378	6.9%	261	5.0%
General and administrative (including stock-based compensation)	2,551	46.8%	2,314	43.8%
Development and engineering	117	2.2%	—	—%
Provision for doubtful accounts	—	—%	16	0.3%
Total operating costs	3,046	55.9%	2,591	49.1%
Loss from operations	(915)	(16.8)%	(402)	(7.6)%
Interest income	56	1.0%	2	—%
Interest expense	(1,860)	(34.1)%	(1,500)	(28.4)%
Other income (expense)	(6)	(0.1)%	53	1.0%
Change in fair value of warrant liability	1,226	22.5%	(6,925)	(131.3)%
Change in fair value of derivative liability	5,241	96.2%	(12,742)	(241.6)%
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	—%	(1,240)	(23.6)%
Amortization of deferred financing costs	(207)	(3.8)%	(223)	(4.2)%
Income (loss) before income taxes	3,535	64.9%	(22,977)	(435.7)%
Provision for income taxes	—	—%	100	1.9%
Net income (loss)	$3,535	64.9%	$(23,077)	(437.6)%

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

Included in Adjusted EBITDA are direct operating expenses for each segment.  The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended March 31, 2007 and 2006, respectively.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Three Months Ended March 31,
	2007	2006
		(Restated)
	(in thousands)

Net Revenue:
E-commerce	$494	$539
Media	1,111	1,143
Anti-piracy and file-sharing marketing services	3,841	3,591
	$5,446	$5,273

Adjusted EBITDA:
E-commerce	$(70)	$(49)
Media	328	258
Anti-piracy and file-sharing marketing services	1,529	2,237
	1,787	2,446
Corporate general and administrative expenses	(1,160)	(1,218)
	$627	$1,228

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA to Net Income (Loss)	2007	2006
		(Restated)
	(in thousands)

Adjusted EBITDA per segments	$627	$1,228
Stock-based compensation	(455)	(567)
Depreciation and amortization	(155)	(124)
Amortization of intangible assets	(938)	(939)
Amortization of deferred financing costs	(207)	(223)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	(1,240)
Interest income	56	2
Other income, net	—	53
Interest expense, including amortization of discount on debt of $760 and $815 in 2007 and 2006, respectively	(1,860)	(1,500)
Change in fair value of warrant liability	1,226	(6,925)
Change in fair value of derivative liability	5,241	(12,742)
Provision for income taxes	—	(100)
Net income (loss)	$3,535	$(23,077)

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

Net Revenue.  The Company’s net revenue increased by $173,000 or 3.3%, to $5,446,000 for the three months ended March 31, 2007, as compared to $5,273,000 for the three months ended March 31, 2006, primarily as a result of an increase in MediaDefender revenue of $250,000, offset by reductions in e-commerce revenues of $45,000 and media revenues of $32,000.  MediaDefender’s revenue accounted for 70.5% of the Company’s total net revenue for the three months ended March 31, 2007, as compared to 68.1% of the Company’s total net revenue for the three months ended March 31, 2006.  The Company expects that revenues from MediaDefender will represent a significant percentage of the Company’s total revenues in the foreseeable future.

During the three months ended March 31, 2007, approximately 66% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 23%, a second customer accounting for 17%, and a third customer accounting for 13%, and a fourth customer accounting for 13%.  During the three months ended March 31, 2006, approximately 71% of MediaDefender’s consolidated revenues were from three customers, with one customer accounting for 31%, a second customer accounting for 30%, and a third customer accounting for 10%.  At March 31, 2007, the amounts due from these customers were $890,000, $652,000, $510,000 and $343,000, respectively, which were included in accounts receivable.

Media revenue decreased by $32,000 or 2.8% to $1,111,000 for the three months ended March 31, 2007, as compared to $1,143,000 for the three months ended March 31, 2006, as a result of a special promotional campaign that was conducted in 2006.  The Company markets and sells advertising on a CPM basis to advertising agencies and directly to various companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network.  The Company also markets and sells sponsorships for various portions of the ARTISTdirect Network.  Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising to specific areas or sections of the Company’s web-sites.  During the three months ended March 31, 2007 and 2006, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.  The Company intends to continue to focus on increasing revenue from its media operations business segment in 2007.  During the three months ended March 31, 2007, the Company hired an advertising industry veteran as vice president of worldwide sales to be responsible for domestic and international advertising and sales initiatives.

During April 2007, the Company entered into a strategic partnership with T-Mobile with the launch of a specially designed counterpart to the Company’s United States-based online music destination web-site. The United Kingdom version of ARTISTdirect.com (www.ARTISTdirect.com/uk) will include numerous T-Mobile enhancements, including exclusive branded content provided by T-Mobile.  The agreement represents potential revenue to the Company of more than $1,000,000 over a twelve month period in 2007 and 2008, subject to meeting certain performance metrics.

E-commerce revenue decreased by $45,000 or 8.3%, to $494,000 for the three months ended March 31, 2007, as compared to $539,000 for the three months ended March 31, 2006, primarily due to the impact of online specialty web-sites offering similar products.  During the three months ended March 31, 2007 and 2006, approximately 59% and 60%, respectively, of e-commerce revenues were generated from the products related to a single music merchandising entity.  The Company is currently evaluating its relationship with this music merchandising entity.

Cost of Revenue.  The Company’s total cost of revenue increased by $231,000 or 7.5% to $3,315,000 for the three months ended March 31, 2007, as compared to $3,084,000 for the three months ended March 31, 2006, primarily as a result of an increase in MediaDefender cost of revenue of $489,000, offset by reductions in e-commerce cost of revenues of $45,000 and media cost of revenues of $213,000.  Depreciation of property and equipment is included in cost of revenue for all business segments.

As previously disclosed, MediaDefender experienced increasing bandwidth, personnel and occupancy costs during 2006, which costs are having a continuing negative impact on cost of revenue in 2007, but which are expected to provide increased revenue in the long-term.  Contributing to this increase in costs during the three months ended March 31, 2007 was MediaDefender’s relocation of its servers to a higher quality co-location facility and a change in bandwidth provider during the period, which was done in order to improve the reliability and increase the capacity of MediaDefender’s services.

MediaDefender expects to recover some of these incremental costs as its contracts are renegotiated in 2007, and is also implementing new strategies to increase revenues and improve margins in the short-term from both existing and new business initiatives.  However, management does not expect that its new business initiatives will contribute significantly to revenue and gross margin until the third quarter of 2007, at the earliest.  Included in MediaDefender’s cost of revenue for the three months ended March 31, 2007 and 2006 was the amortization of proprietary technology acquired in the MediaDefender transaction of $634,000.

Although media revenue remained essentially flat, media cost of revenue decreased by $213,000 or 26.2% to $600,000 for the three months ended March 31, 2007, as compared to $813,000 for the three months ended March 31, 2006, as a result of a decrease and/or adjustment to certain revenue-sharing arrangements, ad-serving costs, and sales commissions paid to a third-party in 2006 which were higher in 2006 in connection with the previously mentioned special promotional campaign.

E-commerce cost of revenue decreased by $45,000 or 8.1% to $510,000 for the three months ended March 31, 2007, as compared to $555,000 for the three months ended March 31, 2006, primarily as a result of the decrease in e-commerce revenues.  For the three months ended March 31, 2006, the Company recorded a reserve for slow-moving inventory of $37,000.

As a result of the foregoing, gross profit was $2,131,000 for the three months ended March 31, 2007, as compared to $2,189,000 for the three months ended March 31, 2006, reflecting gross margins of 39.1% and 41.5%, respectively.  A summary of gross profit and gross margin by segment is as follows ($000):

	Three Months Ended March 31,
	2007		2006
Segment:	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin
E-commerce	$(16)	(3.2)%	$(16)	(3.0)%
Media	511	46.0%	330	28.9%
Anti-piracy and file-sharing marketing services	1,636	42.6%	1,875	52.2%
Totals	$2,131	39.1%	$2,189	41.5%

Sales and Marketing.  The Company’s sales and marketing expense increased by $117,000 or 44.8%, to $378,000 for the three months ended March 31, 2007, as compared to $261,000 for the three months ended March 31, 2006, primarily as a result of additional personnel-related costs.  Included in sales and marketing expense for the three months ended March 31, 2007 and 2006 is the amortization of customer relationships acquired in the MediaDefender transaction of $189,000.

General and Administrative.  The Company’s general and administrative expense increased by $237,000 or 10.2%, to $2,551,000 for the three months ended March 31, 2007, as compared to $2,314,000 for the three months ended March 31, 2006.  Included in general and administrative expense for the three months ended March 31, 2007 and 2006 are stock-based compensation costs of $455,000 and $567,000, respectively, and the amortization of non-competition agreements of $116,000 resulting from the MediaDefender transaction.

During the three months ended March 31, 2007 and 2006, the Company incurred legal, accounting, consulting and printing fees and costs of approximately $428,000 and $300,000, respectively, relating to the preparation and filing of various documents with the SEC, amendments to its financing agreements, the annual stockholders meeting, and other ordinary course legal and accounting matters.  As a result of the necessity to restate the Company’s previously-issued financial statements (which were filed with the SEC on April 19, 2007) and the resultant default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above), the Company expects to incur significant continuing costs in this regard in 2007.  General and administrative expenses also increased in 2006 as compared to 2005 as a result of increased management and board compensation, consulting fees, rent and occupancy costs, insurance expense and Delaware franchise taxes.

Significant components of general and administrative expenses consist of management compensation (and bonuses, when applicable), personnel and personnel-related costs, insurance, legal and accounting fees, board compensation, consulting fees and occupancy costs.

The Company currently estimates that MediaDefender’s senior management will earn performance bonuses pursuant to their respective employment agreements aggregating $700,000 during 2007 based on achieving the requisite MediaDefender EBITDA threshold in 2007 of $7,000,000.  Accordingly, the Company recorded a charge to general and administrative expense and an accrued liability of $175,000 during the three months ended March 31, 2007 in this regard.

Development and Engineering.  Development and engineering costs were $117,000 for the three months ended March 31, 2007.  During the three months ended March 31, 2006, these costs, which were not material, were included in cost of revenue.

Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s web-site.

Provision for Doubtful Accounts.  The provision for doubtful accounts was $16,000 for the three months ended March 31, 2006.  The Company did not record a provision for doubtful accounts for the three months ended March 31, 2007.

Loss from Operations.  As a result of the aforementioned factors, the loss from operations was $915,000 for the three months ended March 31, 2007, as compared to a loss from operations of $402,000 for the three months ended March 31, 2006.

Interest Income.  Interest income was $56,000 for the three months ended March 31, 2007, as compared to $2,000 for the three months ended March 31, 2006.

Interest Expense.  Interest expense of $1,860,000 and $1,500,000 for the three months ended March 31, 2007 and 2006, respectively, relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of subordinated convertible notes payable issued in the Sub-Debt Financing, which bear interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005.  Effective January 18, 2007, the interest rate on the Sub-Debt Financing increased from 4.0% to 12.0% due to the default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above).

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of this discount on debt included in interest expense for the three months ended March 31, 2007 and 2006 was $177,000 and $192,000, respectively.

The Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.  Accordingly, the amortization of this discount on debt included in interest expense for the three months ended March 31, 2007 and 2006 was $583,000 and $623,000, respectively.

Other Income (Expense).  Other expense was $6,000 for the three months ended March 31, 2007, as compared to other income of $53,000 for the three months ended March 31, 2006.

Change in Fair Value of Warrant Liability.  In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any changes in the fair value such liability and is included in the statement of operations as other income (expense).  For the three months ended March 31, 2007 and 2006, the Company recorded income (expense) of $1,226,000 and $(6,925,000), respectively, to reflect the change in warrant liability during such periods.

Change in Fair Value of Derivative Liability.  In accordance with EITF 00-19, the fair value of the embedded derivatives was bifurcated from the subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability.  The carrying value of the derivative liability is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense).  For the three months ended March 31, 2007 and 2006, the Company recorded income (expense) of $5,241,000 and $(12,742,000), respectively, to reflect the change in derivative liability during such periods.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $207,000 and $223,000 for the three months ended March 31, 2007 and 2006, respectively.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Due to Conversion of Subordinated Convertible Notes Payable.  Deferred financing costs and debt discount costs aggregating $1,240,000 were charged to operations as a result of the conversion of subordinated convertible notes payable during the three months ended March 31, 2006.  There were no conversions of subordinated convertible notes payable during the three months ended March 31, 2007.

Income (Loss) Before Income Taxes.  As a result of the aforementioned factors, income before income taxes was $3,535,000 for the three months ended March 31, 2007, as compared to a loss before income taxes of $22,977,000 for the three months ended March 31, 2006.

Provision for Income Taxes.  Although the Company reported net income for the three months ended March 31, 2007, as a result of the non-deductibility of certain non-cash charges and accruals and the non-inclusion of certain non-cash gains for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carryforwards, the Company incurred a taxable loss for such period and therefore did not record a provision for income taxes for the three months ended March 31, 2007.

As a result of the profitable operations of MediaDefender during the three months ended March 31, 2006, the non-deductibility of certain non-cash charges and accruals for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $100,000 for the three months ended March 31, 2006.

Net Income (Loss).  As a result of the aforementioned factors, the Company had net income of $3,535,000 for the three months ended March 31, 2007, as compared to a net loss of $23,077,000 for the three months ended March 31, 2006.

Liquidity and Capital Resources – March 31, 2007:

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

As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness and thus incurred an event of default with respect to it registration rights agreements with the holders of such indebtedness.  Accordingly, beginning January 18, 2007, the Company began to incur liquidated damages under its registration rights agreements aggregating approximately $540,000 per month (seven months of which, equivalent to $3,777,000, had been accrued as a current liability at March 31, 2007 and December 31, 2006), and the interest rate on its subordinated convertible notes payable increased from 4.0% per annum to 12.0% per annum, an increase of approximately $183,000 per month. The Company believes that the amount of the liquidated damages accrued reflects the undiscounted maximum potential amount of liquidated damages payable to the holders of the Senior Financing and the Sub-Debt Financing since, by the end of such seven-month period, the underlying shares become generally available for resale under Rule 144(k) promulgated under the Securities Act of 1933, as amended.

A summary of the $3,777,000 registration penalty accrual at March 31, 2007 and December 31, 2006 is presented below.

	March 31, 2007	December 31, 2006

Senior secured notes payable	$1,575,000	$1,575,000
Subordinated convertible notes payable	2,202,000	2,202,000
Total registration penalty accrual	$3,777,000	$3,777,000

A summary of the registration penalty amounts due and payable at March 31, 2007 and December 31, 2006 is presented below.

	March 31, 2007	December 31, 2006

Senior secured notes payable	$547,000	$—
Subordinated convertible notes payable	766,000	—
Total registration penalty payable	$1,313,000	$—

A summary of accrued interest payable at March 31, 2007 and December 31, 2006 is presented below.

	March 31, 2007	December 31, 2006

Senior secured notes payable	$67,000	$67,000
Subordinated convertible notes payable	715,000	—
Total accrued interest payable	$782,000	$67,000

As described above, as a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements of $3,777,000, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at March 31, 2007 and December 31, 2006.

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

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the holders of the Company’s senior indebtedness agreed to forbear from the exercise of their rights and remedies under the senior financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that currently exist or may come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000, which was paid by the Company on April 18, 2007.  Any payments made by the Company under the Forbearance and Consent Agreement will be credited against accrued registration delay cash penalties or any other amounts that are or may become due and payable.  The Company has the right to extend the Forbearance and Consent Agreement through June 30, 2007 by an additional cash payment of $125,000 on or before May 31, 2007.

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

Overview:

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

As of March 31, 2007 and December 31, 2006, the Company had $6,008,000 and $5,602,000 of unrestricted cash and cash equivalents, respectively.  At March 31, 2007, the Company had a working capital deficiency of $45,637,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of estimated liquidated damages payable under registration rights agreements of $3,777,000, and warrant liability of $3,489,000 and derivative liability of $13,115,000 at such date.  At December 31, 2006, the Company had a working capital deficiency of $50,816,000, primarily because of the reclassification of senior secured notes payable and subordinated convertible notes payable from long-term liabilities to current liabilities, the accrual of estimated liquidated damages payable under registration rights agreements of $3,777,000, and warrant liability of $4,715,000 and derivative liability of $18,356,000 at such date.  The decrease in the working capital deficiency at March 31, 2007 as compared to December 31, 2006 of $5,179,000 is primarily a result of the decrease in warrant liability and derivative liability during the three months ended March 31, 2007 aggregating $6,467,000.

During 2005 and 2006, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and its originally scheduled (i.e., undefaulted) debt service obligations to both the senior and subordinated debt holders, and management currently anticipates that cash flows from operations will be adequate to fund operating and debt service requirements (based on the original terms as contemplated in the senior and subordinated loan agreements and excluding the registration penalty amounts) in 2007 and generate operating cash flows in excess of these amounts for at least the next twelve months.

Operating.  Net cash provided by operating activities for the three months ended March 31, 2007 was $425,000, as compared to $1,043,000 of net cash provided by operating activities for the three months ended March 31, 2006.  Operating cash flow decreased in 2007 as compared to 2006 primarily as a result of a decrease in operating margins in the Company’s MediaDefender business segment.

Investing.  Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was $107,000 and $630,000, respectively, for additions to property and equipment.  Additions to property and equipment in 2006 included leasehold improvements related to the Company’s new Santa Monica office facility of $145,000 and purchases of property and equipment of $485,000, primarily by MediaDefender.

Financing.  Net cash provided by financing activities for the three months ended March 31, 2007 was $88,000, resulting from a decrease in restricted cash.  Net cash provided by financing activities for the three months ended March 31, 2006 was $54,000, which consisted of $56,000 from the exercise of stock options, offset by an increase of $2,000 in restricted cash.

Contractual Obligations:

As of March 31, 2007, the Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below.  The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms (based on the original terms as contemplated in the senior and subordinated loan agreements), without any early reduction of the principal balances based on cash flows.

		Payments Due by Year (in thousands)
Contractual cash obligations ($000)	Total	2007	2008	2009	2010	2011
		(9 months)

Employment and consulting contracts (1)	$2,799	$1,251	$1,515	$33	$—	$—
Lease obligations	5,981	1,838	1,618	1,442	613	470
Estimated liquidated damages payable under registration rights agreements (2)	3,777	3,777	—	—	—	—
Senior secured notes payable	13,307	—	—	13,307	—	—
Interest on senior secured notes payable	3,473	1,144	1,518	811	—	—
Subordinated convertible notes payable	27,658	—	—	27,658	—	—
Interest on subordinated convertible notes payable (3)	4,130	2,391	1,106	633	—	—
Total contractual cash obligations	$61,125	$10,401	$5,757	$43,884	$613	$470

(1) Base compensation only; does not include any performance bonuses.

(2) Based on management’s estimate of seven months liquidated damages under the registration rights agreements.

(3) Assumes interest at 12% default rate during the period in 2007 in which a resale registration statement is estimated to not be effective.

Capital Expenditures:

The Company estimates that it will have capital expenditures aggregating approximately $600,000 for the remainder of the year ending December 31, 2007.

Off-Balance Sheet Arrangements:

At March 31, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, those controls subsequent to the date of the Company’s most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company delivered notice to holders of its outstanding senior and subordinated indebtedness that, as of January 18, 2007, an event of default had been triggered under their respective senior and subordinated financing documents as described below.  On July 28, 2005, the Company issued $15,000,000 of 11.25% senior secured notes (the “Original Senior Amount”), of which approximately $13,307,000 is currently outstanding, and $31,460,500 of 4.0% convertible subordinated notes (the “Original Subordinated Amount”), of which approximately $27,658,000 is currently outstanding.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes under certain conditions as described in the subordinated financing documents.  As of the date of this filing, the Company had not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.  All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006.  In addition, the quarterly interest payment due on the outstanding senior indebtedness in March 2007 was timely paid.  Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

The financing documents governing the terms and conditions of the senior and subordinated indebtedness require the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder.  A resale registration statement on Form SB-2, as amended (Reg. No. 333-129626), was declared effective by the staff of the SEC on December 9, 2005.  The Company subsequently filed Post-Effective Amendment No. 1 to the registration statement on Form SB-2 (Reg. No. 333-129626), which was declared effective by the staff of the SEC on May 1, 2006.  As a result of the determination to restate previously issued financial statements, the Form SB-2 has not been available for use by the holders since December 21, 2006.

The financing documents specify that an event of default of the senior and subordinated indebtedness is triggered if a resale registration statement is unavailable for use by the holders for a period of more than ten consecutive trading days after the expiration of an allowable ten-day grace period.  The Company invoked its use of the ten-day allowable grace period on December 21, 2006, which expired on December 31, 2006.  As of January 18, 2007, the Form SB-2 remained unavailable for use by the holders, and it will continue to be unavailable for use until the Company prepares and files a post-effective amendment to the Form SB-2 with restated financial statements and other required financial statements, as appropriate, which is then declared effective by the staff of the SEC.  Accordingly, an event of default of the senior and subordinated indebtedness has been triggered by the unavailability of the Form SB-2 to the holders.

In addition, the financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the Original Senior Amount, on a pro-rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the Original Subordinated Amount, on a pro-rata basis.  These cash penalties are due and payable by the Company at the end of each thirty-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 30, 2007.  The Company has not made any cash penalty payments to the holders of the Senior Financing or the Sub-Debt Financing.

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that currently exist or may come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000, which was paid by the Company on April 18, 2007.  Any payments made by the Company under the Forbearance and Consent Agreement will be credited against accrued registration delay cash penalties or any other amounts that are or may become due and payable.  The Company has the right to extend the Forbearance and Consent Agreement through June 30, 2007 by an additional cash payment of $125,000 on or before May 31, 2007.

The Forbearance and Consent Agreement did not impact the investors in the Sub-Debt Financing.  As a subordination agreement limits the rights of the investors in the Sub-Debt Financing, the Company has not paid any interest or penalties to the investors in the Sub-Debt Financing in 2007.  The Company has not entered into any agreements with the investors in the Sub-Debt Financing.

As described above, as a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements of $3,777,000, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at March 31, 2007 and December 31, 2006.

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

ARTISTdirect, Inc.
(Registrant)

Date: May 18, 2007	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer
(Duly Authorized Officer)

Date: May 18, 2007	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer
(Principal Financial Officer)

Date: May 18, 2007	By:	/s/ RENE L. ROUSSELET
Rene L. Rousselet
Corporate Controller
(Principal Accounting Officer)

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

4.8	Warrant issued to Libra FE, LP on July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.9	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and Libra FE, LP. (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.10	Warrant issued to WNT07 Holdings, LLC on July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

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

10.63

Forbearance and Consent Agreement dated as of April 17, 2007 by and among the Registrant, U.S. Bank National Association, JMB Capital Partners, L.P., JMG Capital Partners, L.P., JMG Triton Offshore Fund, Ltd., and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on April 20, 2007).

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