Form 10QSB
period 2007-06-30
ARTISTDIRECT INC
filed 2007-08-14
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of June 30, 2007, the Company had 10,221,110 shares of common stock, par value $0.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

Documents incorporated by reference:  None.

ARTISTDIRECT, INC. AND SUBSIDIARIES

In addition to historical information, this Quarterly Report on Form 10-QSB (“Quarterly Report”) for ARTISTdirect, Inc. (“ARTISTdirect” or the “Company”) contains “forward-looking” statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including statements that include the words “may,” “will,” “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements may include, among others, statements concerning the Company’s expectations regarding its business, growth prospects, revenue trends, operating costs, accounting, working capital requirements, competition, results of operations, financing needs and constraints, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

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

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except for share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,695	$5,602
Restricted cash	277	364
Accounts receivable, net of allowance for doubtful accounts of $403 at June 30, 2007 and $421 at December 31, 2006	6,549	6,928
Income taxes refundable	330	—
Finished goods inventory	245	281
Prepaid expenses and other current assets	572	204
Total current assets	13,668	13,379

Property and equipment	4,211	4,197
Less accumulated depreciation and amortization	(2,044)	(1,729)
Property and equipment, net	2,167	2,468

Other assets:
Intangible assets:
Customer relationships, net	818	1,195
Proprietary technology, net	2,745	4,012
Non-competition agreements, net	547	728
Goodwill	31,085	31,085
Total intangible assets, net	35,195	37,020
Deferred financing costs, net	1,667	2,084
Deposits	20	21
Total other assets	36,882	39,125
	$52,717	$54,972

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(amounts in thousands, except for share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$1,619	$1,832
Accrued expenses	1,960	1,575
Accrued interest payable	1,691	67
Deferred revenue	462	39
Income taxes payable	147	495
Liquidated damages payable under registration rights agreements, net of advance payments of $500	2,558	3,777
Warrant liability	3,584	4,715
Derivative liability	14,002	18,356
Senior secured notes payable, net of discount of $882 and $1,110 at June 30, 2007 and December 31, 2006, respectively (in default)	12,425	12,197
Subordinated convertible notes payable, net of discount of $5,214 and $6,516 at June 30, 2007 and December 31, 2006, respectively (in default)	22,443	21,142
Total current liabilities	60,891	64,195

Long-term liabilities:
Deferred rent	194	199
Deferred income taxes payable	264	264
Total long-term liabilities	458	463

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $0.01 par value -
Authorized – 60,000,000 shares
Issued and outstanding – 10,221,110 shares and 10,188,445 shares at June 30, 2007 and December 31, 2006, respectively	102	102
Additional paid-in-capital	234,202	233,197
Accumulated deficit	(242,936)	(242,985)
Total stockholders’ deficiency	(8,632)	(9,686)
	$52,717	$54,972

See accompanying notes to condensed consolidated financial statements.

ARTIST direct, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net revenue:
E-commerce	$509	$715	$1,003	$1,254
Media	2,054	1,222	3,165	2,365
Anti-piracy and file-sharing marketing services	4,030	4,032	7,871	7,623
Total net revenue	6,593	5,969	12,039	11,242
Cost of revenue:
E-commerce	515	632	1,025	1,187
Media	993	588	1,593	1,401
Anti-piracy and file-sharing marketing services	2,309	1,861	4,514	3,577
Total cost of revenue	3,817	3,081	7,132	6,165
Gross profit	2,776	2,888	4,907	5,077
Operating expenses:
Sales and marketing	508	259	886	543
General and administrative, including stock-based compensation of $533 and $516 for the three months ended June 30, 2007 and 2006, respectively, and $988 and $1,083 for the six months ended June 30, 2007 and 2006, respectively	2,947	2,464	5,498	4,755
Development and engineering	196	—	313	—
Provision for doubtful accounts	10	18	10	34
Write-off of fixed assets	97	—	97	—
Total operating costs	3,758	2,741	6,804	5,332
Income (loss) from operations	(982)	147	(1,897)	(255)
Other income (expense):
Interest income	45	29	101	31
Interest expense	(2,068)	(1,439)	(3,928)	(2,939)
Loss on foreign currency transactions	(8)	—	(14)	—
Other income	—	—	—	53
Reduction in liquidated damages payable under registration rights agreements	719	—	719	—
Change in fair value of warrant liability	(95)	3,968	1,131	(2,957)
Change in fair value of derivative liability	(887)	8,741	4,354	(4,001)
Reduction in exercise price of warrants	—	(641)	—	(641)
Amortization of deferred financing costs	(210)	(211)	(417)	(434)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—	(339)	—	(1,580)
Income (loss) before income taxes	(3,486)	10,255	49	(12,723)
Provision for income taxes	—	161	—	261
Net income (loss)	$(3,486)	$10,094	$49	$(12,984)

Net income (loss) per common share:
Basic	$(0.34)	$0.37	$0.00	$(1.75)
Diluted	$(0.34)	$0.34	$0.00	$(1.75)

Weighted average common shares outstanding:
Basic	10,194,214	8,990,595	10,193,226	7,423,760
Diluted	10,194,214	29,857,883	30,134,936	7,423,760

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficiency (Unaudited)

(amounts in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency

Balance at January 1, 2007	10,188,445	$102	$233,197	$(242,985)	$(9,686)
Fair value of stock options granted	—	—	950	—	950
Common stock issued for consulting services	11,538	—	38	—	38
Common stock issued upon exercise of stock options	21,127	—	17	—	17
Net income	—	—	—	49	49
Balance at June 30, 2007	10,221,110	$102	$234,202	$(242,936)	$(8,632)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net income (loss)	$49	$(12,984)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,218	4,155
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—-	1,580
Provision for doubtful accounts	10	34
Stock-based compensation	988	1,083
Other income	—	(53)
Change in fair value of warrant liability	(1,131)	2,957
Change in fair value of derivative liability	(4,354)	4,001
Reduction in exercise price of warrants	—	641
Reduction in liquidated damages payable under registration rights agreements	(719)	—-
Write-off of fixed assets	97	—
Sub-total	(842)	1,414
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	369	(2,509)
Finished goods inventory	36	21
Prepaid expenses and other current assets	(368)	(155)
Income taxes refundable	(330)	291
Increase (decrease) in -
Accounts payable	(213)	274
Accrued expenses	384	98
Accrued interest payable	1,625	454
Deferred revenue	423	(256)
Deferred rent	(6)	184
Income taxes payable	(348)	—
Liquidated damages payable under registration rights agreements	(500)	—
Net cash provided by (used in) operating activities	230	(184)

Cash flows from investing activities:
Purchases of property and equipment	(241)	(823)
Net cash used in investing activities	(241)	(823)

Cash flows from financing activities:
Proceeds from exercise of stock options	17	68
Proceeds from exercise of warrants	—	5,212
Principal payments on senior secured notes payable	—	(1,693)
(Increase) decrease in restricted cash	87	(3)
Net cash provided by financing activities	104	3,584

Cash and cash equivalents:
Net increase	93	2,577
Balance at beginning of period	5,602	3,102
Balance at end of period	$5,695	$5,679

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(amounts in thousands)

	Six Months Ended June 30,
	2007	2006
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$757	$894
Income taxes	$678	$—

Non-cash investing and financing activities:
Warrant liability transferred to additional paid-in capital as a result of exercise of warrants	$—	$9,311
Common stock issued upon conversion of subordinated convertible notes payable	$—	$3,275
Derivative liability transferred to additional paid-in capital as a result of conversions of subordinated convertible notes payable	$—	$3,915

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months and Six Months Ended June 30, 2007 and 2006 (2006 restated)

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

The Staff advised the Company to consider EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and, in light of the guidance set forth in EITF 00-19, to further evaluate the accounting treatment of certain embedded derivatives contained in the outstanding Sub-Debt Notes (as subsequently defined) issued by the Company in July 2005, as well as the accounting treatment of certain warrants issued to the Company’s lenders in July 2005, in conjunction with the financing of the acquisition of MediaDefender.  The Company filed the restated Financial Statements on April 19, 2007.  On May 11, 2007, the Staff provided additional comments to the Company regarding the Financial Statements, to which the Company subsequently responded.  On June 11, 2007, the Staff advised the Company that it would have no further comments.  The adjustments to the Financial Statements with respect to the restatements were non-cash in nature and were not caused by or related to any changes in the underlying operating performance of the Company’s business, including its revenues, operating costs and expenses, operating income or loss, operating cash flows or adjusted EBITDA.  However, such restatements had a material negative impact on the Company’s previously reported results of operations and earnings per share, current liabilities, net working capital and shareholders’ equity (deficiency).  Additionally, as a result of the restatements, the Company triggered various events of default under its financing documents (see Note 4).

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined cause such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF 00-19, it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities.  The fair value of these bifurcated derivatives, as determined by an independent valuation firm as of July 28, 2005, was calculated in accordance with SFAS No. 133 Implementation Issue No. B15, “Embedded Derivatives:  Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”, using a binomial lattice model, and utilized highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts did not have any impact on the Company’s revenues, operating expenses, income taxes or cash flows.  The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $30,000,000 of convertible subordinated notes, and is being amortized over the term of the debt.  The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.  The Company has accounted for the registration rights penalties (see Note 4) in accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-10-2”), which the Company adopted as of December 31, 2006, and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

In addition to the adjustment for the embedded derivatives associated with the Sub-Debt Notes, the Company revised the initial valuation and subsequent changes to fair value of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing (see Note 5).

A summary of the significant adjustments recorded to restate the financial statements as of and for the three months and six months ended June 30, 2006 is presented below.  The restatement did not have an impact on the Company’s cash flows for the three months and six months ended June 30, 2006.

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

The following table presents the impact of the restatement on the effected balance sheet categories at June 30, 2006 (amounts in thousands):

	As Previously Reported	Restatement Adjustments	Adjustment Legend	As Restated

Deferred financing costs	$2,337	$181	(c)	$2,518
Warrant liability	7,095	1,872	(c), (d)	8,967
Derivative liability	—	30,288	(a), (b)	30,288
Discount on senior secured notes payable	945	396	(c), (d)	1,341
Discount on subordinated convertible notes payable	591	7,286	(a), (b), (c)	7,877
Additional paid-in capital	224,700	6,724	(e)	231,424
Accumulated deficit	$(220,058)	$(31,020)	(a), (b), (c), (d)	$(251,078)

The following table presents the impact of the restatement on the statements of operations for the three months and six months ended June 30, 2006 (amounts in thousands, except per share data):

		Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Adjustment Legend	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Income (loss) from operations		$147	$—	$147	$(255)	$—	$(255)
Interest income		29	—	29	31	—	31
Other income		—	—	—	53	—	53
Interest expense	(a), (c)	(800)	(639)	(1,439)	(1,624)	(1,315)	(2,939)
Amortization of deferred financing costs	(c)	(195)	(16)	(211)	(403)	(31)	(434)
Change in fair value of warrant liability	(c), (d)	4,305	(337)	3,968	(10,339)	7,382	(2,957)
Change in value of derivative liability	(a), (b)	—	8,741	8,741	—	(4,001)	(4,001)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and principal payments on senior secured notes payable	(a), (b), (c)	(223)	(116)	(339)	(537)	(1,043)	(1,580)
Reduction in exercise price of warrants	(c), (d)	(797)	156	(641)	(797)	156	(641)
Income (loss) before income taxes		2,466	7,789	10,255	(13,871)	1,148	(12,723)
Provision for income taxes		(161)	—	(161)	(261)	—	(261)
Net income (loss)		$2,305	$7,789	$10,094	$(14,132)	$1,148	$(12,984)

Net income (loss) per share — basic		$0.26		$0.37	$(1.90)		$(1.75)
Net income (loss) per share - diluted		$0.10		$0.34	$(1.90)		$(1.75)

Going Concern:

As described above, as a result of communications with the Staff of the SEC in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate previously issued financial statements.  As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness and thus triggered an event of default with respect to its registration rights agreements with the holders of such indebtedness.  Accordingly, beginning January 18, 2007, the Company began to incur liquidated damages under its registration rights agreements aggregating approximately $540,000 per month, and the interest rate on its subordinated convertible notes payable increased from 4.0% per annum to 12.0% per annum, an increase of approximately $183,000 per month.

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

During 2005 and 2006 and the six months ended June 30, 2007, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and its originally scheduled (i.e., undefaulted) debt service obligations to both the senior and subordinated debt holders, and management currently anticipates that cash flows from operations will be adequate to fund operating and debt service requirements (based on the original terms as contemplated in the senior and subordinated loan agreements and excluding the registration penalty amounts) for the remainder of 2007 and generate operating cash flows in excess of these amounts for at least the next twelve months.

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at June 30, 2007 and December 31, 2006.

As of June 30, 2007 and December 31, 2006, approximately $13,307,000 was outstanding with respect to the Senior Financing, and approximately $27,658,000 was outstanding with respect to the Sub-Debt Financing.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes under certain circumstances as described in the subordinated financing documents.  The Company has not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000, which was paid by the Company on April 18, 2007.  On May 31, 2007, the Company exercised its right to extend the forbearance period under the Forbearance and Consent Agreement through June 30, 2007 in exchange for an additional cash payment of $125,000 by the Company.  On June 25, 2007, the Company extended the forbearance period through July 31, 2007 in exchange for an additional cash payment of $125,000.  The payments made by the Company under the Forbearance and Consent Agreement will be credited against the registration delay cash penalties or any other amounts ultimately determined to be due the investors in the Senior Financing.  On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and Sub-Debt Financing.  The Forbearance and Consent Agreement expired on July 31, 2007.  Although the Company and its advisors are in ongoing discussions with the investors in the Senior Financing and the investors in the Sub-Debt Financing as to a comprehensive resolution of the matters discussed herein, the Company cannot predict the ultimate outcome of such discussions, or what unilateral actions, if any, the investors in the Senior Financing may decide to take, and when, under their financing documents.

On August 3, 2007, the Company entered into a Waiver and Forbearance Agreement with the holders of the Sub-Debt Financing pursuant to which the holders agreed to waive their right to charge the 12.0% default interest rate triggered by the Company’s defaults under the Subordinated Financing transaction documents and instead charge the 4.0% standard interest rate on the Sub-Debt Notes for the period from July 16, 2007 through August 31, 2007 (the “Forbearance Period”).  The holders of the Sub-Debt Financing also agreed to forbear from exercising any of their other rights and remedies under the Sub-Debt Financing transaction documents during the Forbearance Period, upon the terms and conditions in the Waiver and Forbearance Agreement.

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

The Company has entered into an exclusive agreement with a financial advisor to assist in negotiations with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties, and various related matters.  The Company is unable to predict the outcome of such negotiations.  The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations.  To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner, the registration delay penalties and ongoing default interest will have a significant and material negative impact on the Company’s cash flows and earnings, such that the Company may not have sufficient cash resources to maintain operations in the future.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

2.  BASIS OF PRESENTATION

Principles of Consolidation:

The accompanying condensed financial statements include the consolidated accounts of ADI and its subsidiaries in which it has controlling financial interests.  All intercompany accounts and transactions have been eliminated for all periods presented.

Interim Financial Information:

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2007, the results of operations for the three months and six months ended June 30, 2007 and 2006, and the cash flows for the six months ended June 30, 2007 and 2006.  The condensed consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements as of that date.

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

The Company’s results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

Estimates:

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates include the allowance for bad debts, impairment of intangible assets and long-lived assets, stock-based compensation, the valuation allowance on deferred tax assets and the change in fair value of the warrant liability and derivative liability.  Actual results could differ materially from those estimates.

Development and Engineering Costs:

Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s web-site.  These costs are charged to operations as incurred.  During the three months and six months ended June 30, 2006, these costs, which were not material, were included in cost of revenue.

Reclassification:

Certain amounts have been reclassified from their presentation in 2006 to conform to the current year’s presentation.  Such reclassifications did not have any effect on income (loss) from operations or net income (loss).

Net Income (Loss) Per Common Share:

The Company calculates net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”), and EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”).  EITF 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128 and provides guidance on how to determine whether a security should be considered a “participating security”.

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

The calculation of diluted weighted average common shares outstanding for the three months and six months ended June 30, 2007 and 2006 is based on the average of the closing price of the Company’s common stock during each respective period.  The calculation of diluted income (loss) per share for the three months ended June 30, 2007 and the six months ended June 30, 2007 and 2006 excluded the effect from the conversion of subordinated convertible notes payable and the exercise of stock options and senior and sub-debt warrants since their effect would have been anti-dilutive.  The calculation of diluted income per share for the three months ended June 30, 2006 included the impact from dilutive stock options and senior and sub-debt warrants.  The calculation of diluted income per share for the six months ended June 30, 2007 excluded the effect from the conversion of subordinated convertible notes payable, as well as stock options and warrants representing 1,200,856 shares and 433,333 shares, respectively, since their effect would have been anti-dilutive.

Issued but unvested shares of common stock are excluded from the calculation of basic earnings per share, but are included in the calculation of diluted earnings per share, to the extent that they are not anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Numerator:
Net income (loss), as reported	$(3,486)	$10,094	$49	$(12,984)

Allocation of net income (loss), as reported:
Basic:
Net income (loss) applicable to common stockholders	$(3,486)	$3,368	$18	$(12,984)
Net income (loss) applicable to convertible sub-debt note holders	—	6,726	31	—

Net income (loss), as reported	$(3,486)	$10,094	$49	$(12,984)

Diluted:
Net income (loss) applicable to common stockholders	$(3,486)	$3,368	$20	$(12,984)
Net income (loss) applicable to convertible sub-debt note holders	—	6,726	29	—

Net income (loss), as reported	$(3,486)	$10,094	$49	$(12,984)

Denominator:
Weighted average common shares outstanding	10,194,214	8,990,595	10,193,226	7,423,760
Weighted average common shares attributable to subordinated notes	—	17,951,687	17,844,052	—
Weighted average common shares used in calculating basic net income (loss) per common share	10,194,214	26,942,282	28,037,278	7,423,760

Weighted average common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	—	2,915,601	1,295,456	—
Weighted average common shares issuable upon exercise of sub-debt warrants, based on the treasury stock method	—	—	802,202	—

Weighted average common shares used in computing diluted net income (loss) per common share	10,194,214	29,857,883	30,134,936	7,423,760

Calculation of net income (loss) per common share:
Basic:
Net income (loss) applicable to common stockholders	$(3,486)	$3,368	$18	$(12,984)

Weighted average common shares used in calculating basic net income (loss) per common share	10,194,214	8,990,595	10,193,226	7,423,760

Net income (loss) applicable to common stockholders	$(0.34)	$0.37	$0.00	$(1.75)

Diluted:
Net income (loss) applicable to common stockholders	$(3,486)	$10,094	$49	$(12,984)

Weighted average common shares used in calculating diluted net income (loss) per common share	10,194,214	29,857,883	30,134,936	7,423,760

Net income (loss) applicable to common stockholders	$(0.34)	$0.34	$0.00	$(1.75)

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

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

During the three months and six months ended June 30, 2007 and 2006, the Company recorded $387,000 and $774,000, respectively, as a charge to operations to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R.

At June 30, 2007, the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R on January 1, 2006 (excluding milestone—vested options), based on the fair values previously calculated, will be charged to operations over the remaining vesting period of the outstanding options as follows (amounts are in thousands):

Years Ending December 31,
2007 (six months)	$774
2008	1,033
2009	26
Total	$1,833

For the past several years and in accordance with established public company accounting practice, the Company has consistently utilized the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants issued as compensation, primarily to management, employees and directors.  The Black-Scholes option-pricing model is a widely-accepted method of valuation that public companies typically utilize to calculate the fair value of options and warrants that they issue in such circumstances.

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

Derivative Financial Instruments:

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires all derivatives to be recorded on the balance sheet at fair value.  When multiple derivatives (both assets and liabilities) exist within a financial instrument, they are bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Implementation Issue No. B15, “Embedded Derivatives:  Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”.  The calculation of the fair value of derivatives utilizes highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The change in the fair value of the derivatives from period to period is recorded in other income (expense) in the statement of operations.  As a result, the Company’s financial statements are impacted quarterly based on factors such as the price of the Company’s common stock and the principal amount of Sub-Debt Notes converted into common stock.  Consequently, the Company’s results of operations and financial position may vary from quarter to quarter based on factors other than those directly associated with the Company’s operating revenues and expenses.  The recognition of these derivative amounts does not have any impact on cash flows.

EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, an asset or a liability.  When the ability to physical or net-share settle a conversion option or the exercise of freestanding options or warrants is deemed to be not within the control of the Company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative liability.  Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.

The Company has accounted for registration rights penalties in accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006, and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

The Company accounts for derivatives, including the embedded derivatives associated with the Sub-Debt Notes and the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing, at fair value, adjusted at the end of each reporting period to reflect any material changes, with any such changes included in other income (expense) in the statement of operations.

At the date of the conversion of Sub-Debt Notes into common stock or the principal repayment of Senior Notes, the pro rata portion of the related unamortized discount on debt and deferred financing costs is charged to operations and included in other income (expense).  At the date of exercise of any of the warrants, or the conversion of Sub-Debt Notes into common stock, the pro rata portion of the fair value of the related warrant liability and/or embedded derivative liability is transferred to additional paid-in capital.

Foreign Currency Transactions:

The Company’s reporting currency and functional currency is the United States dollar.  The Company periodically receives payments for services in Canadian dollars and British pounds, which are translated into United States dollars using the exchange rate in effect at the date of payment.  Gains or losses resulting from transaction adjustments are included in other income (expense) in the statement of operations.

Change in Estimate:

During the three months ended June 30, 2007, the Company evaluated the useful life of certain of its computer equipment and determined to reduce the depreciation period from 7 years to 5 years.  The effect of this change in estimate was to increase depreciation expense by approximately $124,000 for the three months and six months ended June 30, 2007.  The Company estimates that this change in estimate will increase depreciation expense by a total of approximately $371,000 in 2007 and $168,000 in 2008 in excess of the amounts that would have been recorded as depreciation expense originally.

Adoption of New Accounting Policies:

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements.  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted.  The Company chose to early adopt EITF 00-19-2 effective December 31, 2006 (see Note 4).

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements.  As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002 (see Note 9).

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense.  As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In order to fund the acquisition of MediaDefender, the Company completed a $15,000,000 senior secured debt transaction and a $30,000,000 convertible subordinated debt transaction, as described at Note 4.

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

The Company also acknowledged the terms of Non-Competition Agreements entered into on July 28, 2005 by MediaDefender and Mr. Saaf and Mr. Herrera.  The Non-Competition Agreements prohibit Mr. Saaf and Mr. Herrera from (i) engaging in certain competitive business activities, (ii) soliciting customers of MediaDefender or the Company, (iii) soliciting existing employees of MediaDefender or the Company and (iv) disclosing any confidential information regarding MediaDefender or the Company.  Each agreement has a term of four years and shall continue to remain in force and effect in the event the above-referenced Employment Agreements are terminated prior to the end of the four-year term of the Non-Competition Agreements.  In consideration, Mr. Saaf and Mr. Herrera were each entitled to a cash payment of $525,000 from MediaDefender on December 31, 2006 (which payments were timely made).  As a result of these agreements, effective July 28, 2005, the Company recorded an asset of $1,050,000 for the non-competition agreements and a related liability of $1,050,000 for the guaranteed payments to MediaDefender management.  The $1,050,000 allocated to non-competition agreements is being amortized over the life of the employment agreements.

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

On July 28, 2005, the Company entered into a Non-Competition Agreement with WNT07, Eric Pulier and Teymour Boutros-Ghali (collectively, the “Advisors”).  The Non-Competition Agreement prohibits any of the Advisors (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries.  The covenants not to complete or solicit expire on the earlier of April 1, 2007 or the date of termination of Advisor’s services with the Company.  The amount allocated to the covenant not to compete was amortized in full through April 1, 2007.

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

The Senior Warrants were subject to certain anti-dilution and price reset provisions, as well certain registration rights obligations requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which, if not complied with, subjects the Company to a cash penalty of 1.5% of the Senior Financing per thirty-day period.  Accordingly, in accordance with EITF 00-19, the fair value of the Senior Warrants was recorded as warrant liability in the Company’s balance sheet at July 28, 2005, and is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.

The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.0% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity.  The interest rate increases to 12.0% per annum during any period in which the Company is in default of its obligations under the Sub-Debt Note.  Commencing September 30, 2006, interest is payable quarterly in cash or shares of common stock, at the option of the Company.  Each Sub-Debt Note had an initial conversion price of $1.55 per share, and was subject to certain anti-dilution, reset and change-of-control provisions.  In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met.

The Sub-Debt Notes contain specific provisions that expressly prohibit the Company from issuing shares to a Sub-Debt Note holder if, after the conversion, such Sub-Debt Note holder would exceed the respective limit called for in their Sub-Debt Note, either 4.99% or 9.99%, of the Company’s outstanding common shares.

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

In conjunction with the aforementioned financing transactions, a Subordination Agreement dated July 28, 2005 was entered into between the Company, the Senior Financing investors, and the Sub-Debt Financing investors pursuant to which the Sub-Debt Financing investors agreed to subordinate their rights to the investors in the Senior Financing in the event of a default under the Senior Financing transaction documents and on certain other terms and conditions described therein.

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

The Sub-Debt Notes and the Sub-Debt Warrants were subject to certain registration rights obligations requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which, if not complied with, subjects the Company to a cash penalty of 1.0% of the Sub-Debt Financing per thirty-day period.  Accordingly, in accordance with EITF 00-19, the fair value of the Sub-Debt Warrants was recorded as warrant liability in the Company’s balance sheet at July 28, 2005, and is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined cause such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities.  The fair value of these bifurcated derivatives as of July 28, 2005, as determined by an independent valuation firm, was calculated in accordance with SFAS No. 133 Implementation Issue No. B15, “Embedded Derivatives:  Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”, using a binomial lattice model utilizing highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts did not have any impact on the Company’s revenues, operating expenses or cash flows.  The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $30,000,000 of convertible subordinated notes, and is being amortized over the term of the debt.  The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.  The Company has accounted for registration rights penalties in accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006, and SFAS No. 5, “Accounting for Contingencies”.

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

The Libra Warrant was subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrant, which if not complied with could subject the Company to a cash penalty of $5,000 per thirty-day period.  In accordance with EITF 00-19, the fair value of the Libra Warrant was recorded as warrant liability at July 28, 2005, and was being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.  Effective April 19, 2006, the Libra Warrant was exercised on a cashless basis at $2.00 per share, resulting in the issuance of 123,864 shares of common stock.

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

Effective April 27, 2006, certain of the investors in the Senior Financing exercised their warrants to purchase 2,816,667 shares of common stock at $1.85 per share, resulting in the issuance of 2,816,667 shares of common stock in exchange for cash proceeds of $5,212,000, of which $1,303,000 was used to reduce the respective principal balances on the Senior Notes payable held by such exercising investors.  There was no conversion of subordinated convertible notes payable during April 2006 in relation to this transaction.

As a result of the $0.15 warrant exercise price reduction offered to the investors in the Senior Financing in April 2006, the Company recorded a charge to operations during the three months and six months ended June 30, 2006 for the aggregate fair value of such exercise price reductions of $423,000 relating to the warrants held and exercised by the Senior Financing investors in April 2006.  The Company provided this consideration primarily in exchange for a waiver of and amendment to certain of the financial covenants contained in the loan agreements entered into in conjunction with the July 2005 acquisition of MediaDefender.  The amount charged to operations was calculated by multiplying the $0.15 reduction, which represented the fair value of the consideration transferred, by the number of warrants that elected to accept the Company’s offer and exercise, as follows:  $0.15 x 2,816,667 = $423,000.  This charge to operations was presented as reduction in exercise price of warrants and was included in other income (expense) in the statement of operations.

As a result of the $0.12 warrant exercise price reduction provided to the investors in the Sub-Debt Financing in April 2006, the Company recorded a charge to operations during the three months and six months ended June 30, 2006 for the aggregate fair value of such exercise price reductions of $218,000 relating to the warrants held by the investors in the Sub-Debt Financing in April 2006.  The Company provided this consideration in exchange for a waiver of and amendment to certain of the financial covenants contained in the loan agreements entered into in conjunction with the July 2005 acquisition of MediaDefender.  This amount was calculated by determining the difference between the fair value of the warrants held by the investors in the Sub-Debt Financing, based on a comparison of updated Black-Scholes calculations using the original $1.55 exercise price and the reduced $1.43 exercise price.  The Company utilized revised Black-Scholes input metrics to reflect updated changes, in particular to estimated life and volatility.  The result was that the Black-Scholes value of the Sub-Debt warrants was $3.54, based on the original $1.55 exercise price, as compared to a Black-Scholes value of $3.61, based on the reduced exercise price of $1.43.  The amount charged to operations was calculated by multiplying the $0.07 difference ($3.61 - $3.54), which represented the fair value of the consideration transferred, by the number of warrants affected, as follows:  $0.07 x 3,113,709 = $218,000.  This charge to operations was presented as reduction in exercise price of warrants and was included in other income (expense) in the statement of operations.

On November 7, 2006, the Company entered into a waiver (the “Sub-Debt Waiver”) with the holders of the Sub-Debt Notes.  A provision of the Sub-Debt Notes contains a negative covenant pertaining to the Company’s Consolidated Fixed Charge Coverage Ratio (as such term is defined in the Sub-Debt Notes), which is to be calculated on a quarterly basis (the “Fixed Charge Covenant”).  The Fixed Charge Covenant as originally drafted did not contemplate that the first cash payment of accrued interest was not due and payable to the holders of the Sub-Debt Notes until September 30, 2006 (the “First Interest Payment”), an approximate fourteen-month period from the original issuance date of the Sub-Debt Notes.  As a result of the Company timely making the First Interest Payment of $1,307,000, the Company was forced to breach the Fixed Charge Covenant.  The holders of the Sub-Debt Notes agreed to waive this event of default under the Sub-Debt Notes that may have been triggered due to a breach of the Fixed Charge Covenant resulting from the First Interest Payment.

On November 7, 2006, the Company also entered into a waiver (the “Senior Waiver”) with the purchasers of the Senior Notes originally issued by the Company.  The Note Purchase Agreement contains the same Fixed Charge Covenant that is contained in the Sub-Debt Notes (the “Senior Fixed Charge Covenant”).  As a result of the Company timely making the First Interest Payment of $1,307,000, the Company was forced to breach the Senior Fixed Charge Covenant.  The holders of the Senior Notes agreed to waive the event of default under the Note Purchase Agreement that may have been triggered due to a breach of the Senior Fixed Charge Covenant resulting from the First Interest Payment.

The financing documents governing the terms and conditions of the senior and subordinated indebtedness require the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder.  A resale registration statement on Form SB-2, as amended, was declared effective by the SEC on December 9, 2005.  The Company subsequently filed Post-Effective Amendment No. 1 to the registration statement on Form SB-2, which was declared effective by the SEC on May 1, 2006, and Post-Effective Amendment No. 2 to the registration statement on Form SB-2, which was declared effective by the SEC on July 6, 2007.  As a result of the determination to restate previously issued financial statements (see Note 1), the Form SB-2 was not available for use by the holders between December 21, 2006 and July 6, 2007.

The financing documents specify that an event of default of the senior and subordinated indebtedness is triggered if a resale registration statement is unavailable for use by the holders for a period of more than ten consecutive trading days after the expiration of an allowable ten-day grace period.  The Company invoked its use of the ten-day allowable grace period on December 21, 2006, which expired on December 31, 2006.  As of January 18, 2007, the Form SB-2 remained unavailable for use by the holders, and it continued to be unavailable for use until July 6, 2007, when Amendment No. 2 to the registration statement on Form SB-2 was declared effective by the SEC.  Accordingly, at June 30, 2007 and December 31, 2006, the registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder of the senior and subordinated indebtedness was not effective.  As a result, an event of default, among others, with respect to the senior and subordinated indebtedness was triggered by the unavailability of the Form SB-2 to the holders between December 21, 2006 and July 6, 2007.  The financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original Senior Financing, on a pro rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original Sub-Debt Financing, on a pro rata basis.  These cash penalties are due and payable by the Company at the end of each thirty-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 30, 2007, and monthly thereafter.

In accordance with EITF 00-19-2, which the Company adopted as of December 31, 2006, and SFAS No. 5, the Company accrued seven months liquidated damages (through mid-August 2007) under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006, which was reduced by $719,000 at June 30, 2007 as a result of the Company’s registration statement being declared effective on July 6, 2007, which was earlier than originally estimated, and by an aggregate of $500,000 of advance payments made to the holders of the Senior Financing during the three months and six months ended June 30, 2007 for liquidated damages under the registration rights agreement.  Accordingly, liquidated damages payable under registration rights agreements were $2,558,000 at June 30, 2007 and $3,777,000 at December 31, 2006, and were reflected as a current liability at such dates.  The Company believes that the amount of the liquidated damages accrued reflects the undiscounted maximum potential amount of liquidated damages payable to the holders of the Senior Financing and the Sub-Debt Financing since on July 6, 2007, the underlying shares become generally available for resale under an effective registration statement.

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

A summary of the registration penalty accrual at June 30, 2007 and December 31, 2006 is presented below.  In addition to the amounts shown below, accrued interest payable at June 30, 2007 includes interest on the registration penalty obligation of $29,000 with respect to the senior secured notes payable and $57,000 with respect to the subordinated convertible notes payable, which represents accrued interest calculated through July 6, 2007 (the date the registration statement was declared effective by the SEC).

	June 30, 2007	December 31, 2006

Senior secured notes payable	$775,000	$1,575,000
Subordinated convertible notes payable	1,783,000	2,202,000
Total registration penalty accrual	$2,558,000	$3,777,000

The Company delivered notice to holders of its outstanding senior and subordinated indebtedness that, as of January 18, 2007, an event of default had been triggered under their respective senior and subordinated financing documents.  As of June 30, 2007 and December 31, 2006, approximately $13,307,000 was outstanding with respect to the Senior Financing, and approximately $27,658,000 was outstanding with respect to the Sub-Debt Financing.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes under certain circumstances as described in the subordinated financing documents.  The Company has not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.  All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006.  In addition, the quarterly interest payments due on the outstanding senior indebtedness in March 2007 and June 2007 were timely paid.  Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

A summary of accrued interest payable at June 30, 2007 and December 31, 2006 is presented below.

	June 30, 2007	December 31, 2006

Senior secured notes payable	$91,000	$67,000
Subordinated convertible notes payable	1,600,000	—
Total accrued interest payable	$1,691,000	$67,000

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000, which was paid by the Company on April 18, 2007.  On May 31, 2007, the Company exercised its right to extend the forbearance period under the Forbearance and Consent Agreement through June 30, 2007 in exchange for an additional cash payment of $125,000 by the Company.  On June 25, 2007, the Company extended the forbearance period through July 31, 2007 in exchange for an additional cash payment of $125,000.  The payments made by the Company under the Forbearance and Consent Agreement will be credited against the registration delay cash penalties or any other amounts ultimately determined to be due the investors in the Senior Financing.  On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and Sub-Debt Financing.  The Forbearance and Consent Agreement expired on July 31, 2007.  Although the Company and its advisors are in ongoing discussions with the investors in the Senior Financing and the investors in the Sub-Debt Financing as to a comprehensive resolution of the matters discussed herein, the Company cannot predict the ultimate outcome of such discussions, or what unilateral actions, if any, the investors in the Senior Financing may decide to take, and when, under their financing documents.

On August 3, 2007, the Company entered into a Waiver and Forbearance Agreement with the holders of the Sub-Debt Financing pursuant to which the holders agreed to waive their right to charge the 12.0% default interest rate triggered by the Company’s defaults under the Subordinated Financing transaction documents and instead charge the 4.0% standard interest rate on the Sub-Debt Notes for the period from July 16, 2007 through August 31, 2007 (the “Forbearance Period”).  The holders of the Sub-Debt Financing also agreed to forbear from exercising any of their other rights and remedies under the Sub-Debt Financing transaction documents during the Forbearance Period, upon the terms and conditions in the Waiver and Forbearance Agreement.

The Forbearance and Consent Agreement that the Company entered into with the investors in the Senior Financing did not impact the investors in the Sub-Debt Financing.  Since the Subordination Agreement (as described above) limits the rights of the investors in the Sub-Debt Financing, the Company has not paid any interest or penalties to the investors in the Sub-Debt Financing in 2007.

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at June 30, 2007 and December 31, 2006.

The Company has entered into an exclusive agreement with a financial advisor to assist in negotiations with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties, and various related matters.  The Company is unable to predict the outcome of such negotiations.  The Company is exploring various alternatives to resolve the defaults under its senior and subordinated debt obligations.  To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner, the registration delay penalties and ongoing default interest will have a significant and material negative impact on the Company’s cash flows and earnings, such that the Company may not have sufficient cash resources to maintain operations in the future.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

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

The Company, with the assistance of an independent valuation firm, calculated the fair value of the compound embedded derivative associated with the Sub-Debt Notes in accordance with SFAS No. 133 Implementation Issue No. B15, “Embedded Derivatives:  Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”, which requires that when multiple derivatives (both assets and liabilities) exist within a financial instrument, they are bundled together as a single hybrid compound instrument.  The calculation model utilized a complex, customized, binomial lattice model suitable for the valuation of path-dependent American options.  The model uses the risk neutral binomial methodology to simulate the scenarios and stock price paths.  The model also uses backward dynamic programming to value the payoffs at each node considering all the embedded options simultaneously.  The valuation model used the following assumptions for the original valuation and for each succeeding quarterly valuation:

Embedded derivatives	7/28/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07

Initial fair value of common stock	$1.43	—	—	—	—	—	—	—	—
Fair value of common stock at each subsequent reporting period end	—	$2.50	$3.30	$4.50	$3.50	$3.25	$2.35	$1.90	$2.00
Conversion price	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55
Terminal time period in months	48	46	43	40	37	34	31	28	25
Expected return	4.04%	4.18%	4.35%	4.82%	5.10%	4.59%	4.69%	4.58%	4.87%
Initial volatility factor	55%	—	—	—	—	—	—	—	—
Volatility factor for each subsequent reporting period	—	54%	59%	56%	63%	63%	53%	60%	56%
Triggering events to forced conversion:
Event 1 - stock price equal or above	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32
Event 2 - daily share trading volume equal or above	200,000	200,000	200,000	200,000	200,000	200,000	200,000	200,000	200,000
Lack of liquidity discount for the limitation on conversion	20%	20%	20%	20%	20%	20%	20%	20%	20%

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

The Company calculated the fair value of the various warrants using the Black Scholes option-pricing model, using the volatility factor determined by the independent valuation firm.  The valuation model used the following assumptions for the original valuation and for each succeeding quarterly valuation:

Warrant liability	7/28/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07

Initial fair value of common stock	$1.43	—	—	—	—	—	—	—	—
Fair value of common stock at each subsequent reporting period end	—	$2.50	$3.30	$4.50	$3.50	$3.25	$2.35	$1.90	$2.00
Exercise price:
Senior warrants	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00
Sub-debt warrants	$1.55	$1.55	$1.55	$1.55	$1.43	$1.43	$1.43	$1.43	$1.43
Libra warrants	$2.00	$2.00	$2.00	$2.00	—	—	—	—	—
Time period in months:
Senior warrants	84	82	79	76	73	70	67	64	61
Sub-debt warrants	60	58	55	52	49	46	43	40	37
Libra warrants	84	82	79	76	—	—	—	—	—
Expected return	4.04%	4.18%	4.35%	4.82%	5.10%	4.59%	4.69%	4.58%	4.89%
Initial volatility factor	55%	—	—	—	—	—	—	—	—
Volatility factor for each subsequent reporting period	—	54%	59%	56%	63%	63%	53%	60%	56%

The Company’s Sub-Debt Notes contain compound embedded derivatives (as described above) that required that they be bifurcated from the debt host instrument at the date of issuance and valued.  The calculation of the fair value of the compound embedded derivatives required the use of a more sophisticated valuation model than a Black-Scholes option-pricing model.  Accordingly, the Company retained an independent valuation firm to calculate the fair value of the compound embedded derivatives, and the changes in fair value at each subsequent period end.  The Company, with the assistance of the independent valuation firm, calculated the fair value of the compound embedded derivatives associated with the Sub-Debt Notes in accordance with SFAS No. 133 Implementation Issue No. B15, “Embedded Derivatives:  Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”, by utilizing a complex, customized, binomial lattice model suitable in the valuation of path-dependent American options.  This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

The independent valuation firm concluded that the Company’s historical pattern of stock prices as of July 28, 2005, and for some time thereafter, would not provide a sufficient indication of the long-term expected volatility of the Company’s stock going forward for purposes of the calculation of the fair value of the compound embedded derivatives, due to the significant changes in the business operations and capital structure of the Company on July 28, 2005 as a result of the acquisition of MediaDefender and the related financing transactions.  Accordingly, the Company’s independent valuation firm based its calculation of the Company’s expected stock price volatilities on the volatility factors of similar public companies.  The independent valuation firm identified four companies that were similar to the Company in terms of industry, market capitalization, stock price and profitability:  Easylink Services Corporation; Forgent Networks, Inc.; Inforte Corp.; and Think Partnership, Inc.  Using historical stock returns data for a period of one year, the independent valuation firm calculated the volatilities of these companies at the various reporting dates.  The expected volatilities for the Company as of the reporting dates were calculated based on the average of the volatilities of these comparable companies.  The resulting volatilities were then used to calculate the fair value, and the changes in fair value, of the Company’s compound embedded derivative liabilities at each period end.  The Company also utilized these volatilities to calculate the fair value, and the changes in fair value, of the Company’s warrant derivative liabilities at each period end.

Paragraph A32 of SFAS No. 123R lists factors to consider in estimating expected volatility.  The independent valuation firm retained by the Company to value the compound embedded derivatives contained in the Sub-Debt Notes determined that the appropriate methodology to calculate volatility with respect to the Company’s compound embedded derivatives was to consider the Company as similar to a newly public company without a trading history because of the significant transformative changes resulting from the acquisition and financing of the MediaDefender transaction on July 28, 2005.  With reference to newly public companies, section (c) of paragraph A32 of SFAS No. 123R suggests that the expected volatility of similar entities be considered.  The independent valuation firm arrived at this determination due to the Company’s acquisition of MediaDefender on July 28, 2005 and the related equity-based financing transactions that provided the capital to fund the acquisition.

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

On January 12, 2007, the Company entered into a new consulting agreement with Mr. Pulier (through WNT).  During the term of the new consulting agreement, which commenced January 12, 2007 and continues in effect until any party provides ten days prior written notice to the other parties of its intention to terminate, Mr. Pulier will provide non-exclusive consulting and advisory services to the Company outside of the ordinary course of his services as a member of the Board of Directors.  In consideration, Mr. Pulier (through WNT) is entitled to receive hourly compensation at the rate of $500 per hour.  Any consulting request made by the Company must be approved in advance by all parties prior to commencement of services.  The new consulting agreement was approved by the Compensation Committee of the Company’s Board of Directors.  During the three months and six months ended June 30, 2007, Mr. Pulier (through WNT) did not earn any fees under the new consulting agreement.

7.  EQUITY-BASED TRANSACTIONS

On May 6, 2005, the Company issued to a consultant a stock option to purchase an aggregate of 22,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to a short-term consulting agreement.  The option was subject to milestones, one of which was partially attained during the six months ended June 30, 2006, as a result of which options for 10,000 shares vested during such period.  The fair value of the vested portion of this option, calculated pursuant to the Black-Scholes option-pricing model, of $35,000 was charged to operations during the six months ended June 30, 2006.

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

During the three months and six months ended June 30, 2006, the Company issued 100,000 shares and 2,112,902 shares of common stock, respectively, upon the conversion of $155,000 and $3,275,000 of subordinated convertible notes payable, respectively.  As a result, $339,000 was charged to operations during the three months ended June 30, 2006, consisting of related deferred financing costs of $106,000, debt discount costs related to warrants of $190,000, and debt discount costs related to embedded derivatives of $43,000, and $1,580,000 was charged to operations during the six months ended June 30, 2006, consisting of related deferred financing costs of $349,000, debt discount costs related to warrants of $292,000, and debt discount costs related to embedded derivatives of $939,999.

Effective April 7, 2006, the Company entered into various agreements with the investors in its Senior Financing and Sub-Debt Financing (see Note 4) to amend their respective registration rights agreements and to amend and waive certain financial covenants.  In consideration thereof, the Company offered to temporarily reduce the exercise price of the 3,250,000 warrants held by the investors in the Senior Financing from $2.00 to $1.85 per share through April 30, 2006, and agreed to permanently reduce the exercise price of the 1,596,744 warrants held by the investors in the Sub-Debt Financing from $1.55 to $1.43 per share on certain terms and conditions.  Any exercise of the aforementioned warrants at the reduced exercise price was required to be for cash only.  The conversion price of the Sub-Debt Notes of $1.55 per share was not affected.  The Company also entered into similar agreements, as applicable, and provided identical temporary and permanent reductions to warrant exercise prices, with Broadband Capital Management LLC (1,516,935 warrants originally exercisable at $1.55 per share) and Libra FE, LP (237,500 warrants originally exercisable at $2.00 per share).  The Company also agreed to utilize 25% of the net proceeds from the exercise of the warrants held by the investors in the Senior Financing to reduce the respective principal balances on the Senior Notes payable held by such exercising investors, and to pay any related unpaid accrued interest on such principal payments.

Effective April 27, 2006, certain of the investors in the Senior Financing exercised their warrants to purchase 2,816,667 shares of common stock at $1.85 per share, resulting in the issuance of 2,816,667 shares of common stock in exchange for cash proceeds of $5,212,000, of which $1,303,000 was used to reduce the respective principal balances on the Senior Notes payable held by such exercising investors (see Note 4).

Effective April 19, 2006, the Libra Warrant was exercised on a cashless basis at $2.00 per share, resulting in the issuance of 123,864 shares of common stock (see Note 4).

As a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and of the Libra Warrant Shares during April 2006, $9,311,000 of the warrant liability at March 31, 2006 was transferred to additional paid-in capital during the three months and six months ended June 30, 2006.

As a result of the aforementioned warrant exercise price reductions, the Company recorded a charge to operations during the three months and six months ended June 30, 2007 for the aggregate fair value of such exercise price reductions of $641,000, consisting of $218,000 relating to the warrants held by the investors in the Sub-Debt Financing and $423,000 relating to the warrants held by the investors in the Senior Financing (see Note 4).

Information with respect to common stock and stock options issued pursuant to consulting agreements during the three months and six months ended June 30, 2007 is provided at Note 8.

2006 Equity Incentive Plan:

During the three months and six months ended June 30, 2007, the Company issued 5,769 shares and 11,538 shares of common stock, respectively, pursuant to a consulting agreement (see Note 8), and options to purchase 95,000 shares and 465,000 shares of common stock, respectively, including options to purchase -0- and 350,000 shares to management, respectively, as follows:

Effective February 2, 2007, the Company issued to Rene L. Rousselet, the Company’s newly-appointed Corporate Controller and Chief Accounting Officer, a stock option to purchase 50,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant.  The stock option vests and becomes exercisable in equal installments on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $60,000, of which $15,000 and $30,000 was charged to operations during the three months and six months ended June 30, 2007, respectively.

Effective February 2, 2007, the Company issued to its newly-appointed Vice President of Worldwide Sales, a stock option to purchase 300,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant.  The option with respect to 175,000 shares vests in seven equal quarterly installments on June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, and the option with respect to 125,000 shares vests on the achievement of performance targets to be mutually determined by the parties.  The fair value of the time-vested portion of this stock option, determined pursuant to the Black-Scholes option-pricing model, was $208,000, of which $22,000 and $30,000 was charged to operations during the three months and six months ended June 30, 2007.

Effective June 29, 2007, the Company issued to its six non-officer directors stock options to purchase an aggregate of 80,000 shares exercisable through June 29, 2012 at $2.00 per share, the fair market value on the date of grant.  The options vested 50% on June 30, 2007 and 25% each on September 30, 2007 and December 31, 2007.   The fair value of these stock options, determined pursuant to the Black-Scholes option-pricing model, was $130,000, of which $65,000 was charged to operations during the three months and six months ended June 30, 2007.

A summary of stock option activity under the 2006 Equity Incentive Plan during the six months ended June 30, 2007 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	126,551	$3.20
Granted	465,000	$1.62
Exercised	—
Canceled/Expired	—
Options outstanding at June 30, 2007	591,551	$1.96
Options exercisable at June 30, 2007	249,051	$2.49

The weighted average grant date fair value of stock options issued during the six months ended June 30, 2007 was $1.62 per share.

The intrinsic value of exercisable but unexercised in-the-money options at June 30, 2007 was $30,000.

1999 Employee Stock Option Plan:

A summary of stock option activity under the 1999 Employee Stock Option Plan during the six months ended June 30, 2007 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	864,762	$3.88
Granted	—
Exercised	(21,127)	$0.79
Canceled/Expired	(7,994)	$126.55
Options outstanding at June 30, 2007	835,641	$3.48
Options exercisable at June 30, 2007	654,689	$2.73

The intrinsic value of exercisable but unexercised in-the-money options at June 30, 2007 was $189,000.  The intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $25,000.

As of June 30, 2007, unrecognized compensation cost related to unvested stock options will be charged to operations as follows (amounts are in thousands):

Years Ending December 31,
2007 (six months)	$931
2008	1,152
2009	26
Total	$2,109

8.  COMMITMENTS AND CONTINGENCIES

Employment Agreements:

In connection with the acquisition of MediaDefender (see Note 3), the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender.  Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves defined operating earnings before interest, taxes, depreciation and amortization (calculated using the same accounting methods and policies as MediaDefender has historically used) exceeding $7,000,000 and $7,500,000 in fiscal 2007 and fiscal 2008, respectively.  The Company estimates that Mr. Saaf and Mr. Herrera will earn performance bonuses pursuant to their respective employment agreements aggregating $700,000 during 2007 based on achieving the requisite MediaDefender EBITDA threshold in 2007 of $7,000,000.  Accordingly, the Company recorded a charge to general and administrative expense and an accrued liability of $175,000 and $350,000 during the three months and six months ended June 30, 2007, respectively.

Consulting Agreements:

On October 9, 2006, the Company entered into an eighteen-month non-exclusive consulting agreement with Wood River Ventures, LLC and Jonathan Dolgen for consulting and advisory services with respect to the business and operations of the Company.  The consulting agreement provided for an aggregate cash fee of $187,500, payable quarterly in six installments of $31,250, and a stock award valued at $112,500, consisting of 34,615 shares of common stock based on the Company’s closing stock price on October 10, 2006 of $3.25 per share to be issued under the Company’s 2006 Equity Incentive Plan.  The shares vest pro rata over the eighteen-month period of the consulting agreement, beginning on October 10, 2006 and thereafter monthly on the first day of each month of the term of the consulting agreement through March 2008.  In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the shares granted under this consulting agreement are valued each month based on the closing market price on the first day of each month to determine the amount to be recorded as a charge to operations over the eighteen-month term of the consulting agreement.  Accordingly, during the three months and six months ended June 30, 2007, the Company issued 5,769 and 11,538 shares of common stock, respectively, under this consulting agreement and recorded a related charge to operations of $19,000 and $38,000, respectively, during such periods.

On October 1, 2006, the Company entered into a one-year non-exclusive consulting agreement with an entity for business development consulting services.  The consulting agreement provided for a base monthly fee of $7,500, certain performance-related bonuses, and stock options to acquire 5,000 shares of common stock on the last day of each month of the term of the consulting agreement through September 30, 2007.  Accordingly, during the three months and six months ended June 30, 2007, the Company issued options to acquire 15,000 shares and 30,000 shares of common stock pursuant to the Company’s 2006 Equity Incentive Plan, exercisable through November 30, 2011, at prices ranging from $1.55 to $2.20 per share, the market price on the date of each grant.  The options were fully vested when issued.  The aggregate fair value of the options, calculated pursuant to the Black-Scholes option-pricing model, of $24,000 and $46,000, respectively, was charged to operations during the three months and six months ended June 30, 2007.  The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the options were as follows:

Stock price on date of grant	$1.55 - 2.20
Risk-free interest rate	4.84 – 4.93%
Volatility	105.8 – 111.6%
Dividend yield	0%
Weighted average expected life (years)	4.65 – 4.85
Weighted average fair value of option	$1.22 - 1.74

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

Future cash payments under such operating lease are as follows (amounts are in thousands):

Years Ending December 31,

2007 (six months)	$229
2008	469
2009	483
2010	498
2011	470
$2,149

Sufficiency of Authorized but Unissued Shares:

The Company has concluded, for the reasons described below, that it is highly probable that the Company will have sufficient shares available to satisfy its existing option and warrant obligations to officers, directors, employees, consultants, advisors and others for the foreseeable future (excluding the warrants issued in conjunction with the financing of the MediaDefender transaction described at Note 4, which are accounted for as a derivative liability).

Paragraphs 28 to 35 of SFAS No. 123R describe the types of equity awards that should be classified as a liability, including an option (or similar instrument) that could require the employer to pay an employee cash or other assets, unless cash settlement is based on a contingent event that is (a) not probable and (b) outside the control of the employee.  The Company has concluded that any cash settlement obligation represented by its outstanding options and warrants issued to employees, officers and directors would be triggered only by a contingent event that is both not probable and is outside the control of the equity holder.

Most of the Company’s outstanding options and warrants were issued to employees, officers and directors in compensatory transactions accounted for under SFAS No. 123R.  Of the 5,734,319 options and warrants outstanding at June 30, 2007, 5,264,884 were issued to employees, officers and directors.  The potential impact pursuant to EITF 00-19-2 of the remaining 469,435 options and warrants issued to consultants, advisors and others is not material to the consolidated financial statements.

The Company currently has 60,000,000 shares of common stock authorized, of which 10,221,110 shares of common stock were issued at June 30, 2007, resulting in 49,778,890 unissued shares at such date.  If all of the Company’s equity-based instruments were converted or exercised into shares of common stock in accordance with their respective original terms, without regard to whether such instruments have vested or are in-the-money, approximately 28,000,000 additional shares would be issued, resulting in a total of approximately 38,000,000 shares of common stock issued and outstanding.  Accordingly, this calculation results in approximately 22,000,000 shares of common stock available for issuance, in excess of all equity commitments that the Company currently has outstanding.

The Company has approximately $27,657,000 of Sub-Debt Notes outstanding at June 30, 2007, which are convertible into common stock at $1.55 per share and which represent the single largest component of such potential dilution (approximately 17,850,000 shares).  However, the financing agreements contain provisions that expressly prohibit the Company from issuing shares to a Sub-Debt Note holder if after the conversion, such Sub-Debt Note holder would exceed the respective limit called for in their Sub-Debt Note, either 4.99% or 9.99% of the Company’s outstanding common shares, thus it is very unlikely that all of the 17,850,000 shares issuable to the holders of the Sub-Debt Notes would be issued at one time or even in a short period of time.

Accordingly, based on the foregoing analysis and the Company’s current capital structure, the Company has concluded that it is highly probable that the Company will have sufficient shares available to satisfy its existing option and warrant obligations for the foreseeable future.  The Company will continue to evaluate this issue and if it becomes probable that there are insufficient authorized shares, the Company will consider alternative accounting treatment at that time.

Legal Matters:

The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business.  The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

9.  INCOME TAXES

As a result of the non-deductibility of certain non-cash charges and accruals and the non-inclusion of certain non-cash gains for tax reporting purposes, the Company incurred a taxable loss during the three months and six months ended June 30, 2007 and therefore did not record a provision for income taxes for such periods.

As a result of the profitable operations of MediaDefender during the three months and six months ended June 30, 2006, the non-deductibility of certain non-cash charges and accruals for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $161,000 and $261,000 for the three months and six months ended June 30, 2006, respectively.

At December 31, 2006, the Company had net operating loss carryforwards of approximately $111,000,000 for Federal income tax purposes expiring beginning in 2020 and California state net operating loss carryforwards of approximately $102,000,000 expiring beginning in 2008.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets (primarily net operating loss carryforwards) is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible.  As of June 30, 2007 and December 31, 2006, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

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

As of June 30, 2007, the Company’s 2005 U.S. federal income tax return was undergoing examination by the Internal Revenue Service.  As this examination has not been completed, the Company is unable to determine the potential impact, if any, of such examination on the Company’s consolidated financial statements.

10.  CONCENTRATIONS AND SEGMENT INFORMATION

During the three months and six months ended June 30, 2007 and 2006, the Company’s operations consisted of three reportable segments:  e-commerce, media, and anti-piracy and file-sharing services.

Concentrations:

During the three months ended June 30, 2007 and 2006, approximately 64% and 73%, respectively, of e-commerce revenues were generated from the products related to a single music merchandising entity.  During the six months ended June 30, 2007 and 2006, approximately 61% and 68%, respectively, of e-commerce revenues were generated from the products related to a single music merchandising entity.  The Company is currently in negotiations to restructure its relationship with this music merchandising entity.

During the three months ended June 30, 2007 and the three months and six months ended June 30, 2006, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.  During the three months and six months ended June 30, 2007, one customer accounted for approximately $423,000 of media revenues, representing 20% and 13% of media revenues for the three months and six months ended June 30, 2007, respectively.

During the three months ended June 30, 2007, approximately 66% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 21%, a second customer accounting for 17%, a third customer accounting for 15%, and a fourth customer accounting for 13%.  During the three months ended June 30, 2006, approximately 72% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 26%, a second customer accounting for 23%, a third customer accounting for 13%, and a fourth customer accounting for 10%.

During the six months ended June 30, 2007, approximately 38% of MediaDefender’s consolidated revenues were from two customers, with one customer accounting for 21% and a second customer accounting for 17%.  During the six months ended June 30, 2006, approximately 55% of MediaDefender’s consolidated revenues were from two customers, with one customer accounting for 28% and a second customer accounting for 27%.  At June 30, 2007, the amounts due from these customers were $620,000 and $391,000, respectively, which were included in accounts receivable.

During the three months ended June 30, 2007, MediaDefender purchased approximately 82% of its bandwidth from four suppliers.  During the six months ended June 30, 2007, MediaDefender purchased approximately 75% of its bandwidth from five suppliers.

During the three months ended June 30, 2006, MediaDefender purchased approximately 71% of its bandwidth from four suppliers.  During the six months ended June 30, 2006, MediaDefender purchased approximately 61% of its bandwidth from two suppliers.

At June 30, 2007, amounts payable to these suppliers aggregated $42,000.  Although there are other suppliers of bandwidth, a change in suppliers could cause delays, which could adversely affect operations in the short-term.

Segment Information:

Information with respect to the Company’s operating segments for the three months and six months ended June 30, 2007 and 2006 is presented below.

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months and six months ended June 30, 2007 and 2006.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$509	$715	$1,003	$1,254
Media	2,054	1,222	3,165	2,365
Anti-piracy and file-sharing marketing services	4,030	4,032	7,871	7,623
	$6,593	$5,969	$12,039	$11,242

EBITDA:
E-commerce	$(53)	$55	$(123)	$6
Media	749	517	1,077	724
Anti-piracy and file-sharing marketing services	1,602	2,558	3,131	4,795
	2,298	3,130	4,085	5,525
Corporate general and administrative expenses	(1,478)	(1,394)	(2,638)	(2.561)
Reduction in liquidated damages payable under registration rights agreements	719	—	719	—
	$1,539	$1,736	$2,166	$2,964

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$1,539	$1,736	$2,166	$2,964

Stock-based compensation	(533)	(516)	(988)	(1,083)

Depreciation and amortization	(292)	(136)	(447)	(260)

Amortization of intangible assets	(888)	(937)	(1,826)	(1,876)

Amortization of deferred financing costs	(210)	(211)	(417)	(434)
Write-off of unamortized discount on debt and deferred financing costs due to principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—	(339)	—	(1,580)

Interest income	45	29	101	31

Other income, net	—	—	—	53
Interest expense, including amortization of discount on debt of $768 and $771 for the three months ended June 30, 2007 and 2006, and $1,529 and $1,585 for the six months ended June 30, 2007 and 2006	(2,068)	(1,439)	(3,928)	(2,939)

Change in fair value of warrant liability	(95)	3,968	1,131	(2,957)

Change in fair value of derivative liability	(887)	8,741	4,354	(4,001)

Reduction in exercise price of warrants	—	(641)	—	(641)
Write-off of fixed assets	(97)	—	(97)	—

Provision for income taxes	—	(161)	—	(261)
Net loss	$(3,486)	$10,094	$49	$(12,984)

The following table summarizes assets as of June 30, 2007 and December 31, 2006.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

	June 30, 2007	December 31, 2006
	(in thousands)

Assets:
Corporate	$3,282	$2,791
E-commerce	514	1,383
Media	2,292	3,730
Anti-piracy and file-sharing marketing services	46,629	47,068
	$52,717	$54,972

11.  SUBSEQUENT EVENTS

On August 3, 2007, the Company entered into a Waiver and Forbearance Agreement with the holders of the Sub-Debt Financing pursuant to which the holders agreed to waive their right to charge the 12.0% default interest rate triggered by the Company’s defaults under the Subordinated Financing transaction documents and instead charge the 4.0% standard interest rate on the Sub-Debt Notes for the period from July 16, 2007 through August 31, 2007 (the “Forbearance Period”).  The holders of the Sub-Debt Financing also agreed to forbear from exercising any of their other rights and remedies under the Sub-Debt Financing transaction documents during the Forbearance Period, upon the terms and conditions in the Waiver and Forbearance Agreement.

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

The Staff advised the Company to consider EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and, in light of the guidance set forth in EITF 00-19, to further evaluate the accounting treatment of certain embedded derivatives contained in the outstanding Sub-Debt Notes (as subsequently defined) issued by the Company in July 2005, as well as the accounting treatment of certain warrants issued to the Company’s lenders in July 2005, in conjunction with the financing of the acquisition of MediaDefender.  The Company filed the restated Financial Statements on April 19, 2007.  On May 11, 2007, the Staff provided additional comments to the Company regarding the Financial Statements, to which the Company subsequently responded.  On June 11, 2007, the Staff advised the Company that it would have no further comments.  The adjustments to the Financial Statements with respect to the restatements were non-cash in nature and were not caused by or related to any changes in the underlying operating performance of the Company’s business, including its revenues, operating costs and expenses, operating income or loss, operating cash flows or adjusted EBITDA.  However, such restatements had a material negative impact on the Company’s previously reported results of operations and earnings per share, current liabilities, net working capital and shareholders’ equity (deficiency).  Additionally, as a result of the restatements, the Company triggered various events of default under its financing documents.

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined cause such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF 00-19, it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities.  The fair value of these bifurcated derivatives, as determined by an independent valuation firm as of July 28, 2005, was calculated in accordance with SFAS No. 133 Implementation Issue No. B15, “Embedded Derivatives:  Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”, using a binomial lattice model, and utilized highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts did not have any impact on the Company’s revenues, operating expenses, income taxes or cash flows.  The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $30,000,000 of convertible subordinated notes, and is being amortized over the term of the debt.  The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.  The Company has accounted for the registration rights penalties (see Note 4) in accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-10-2”), which the Company adopted as of December 31, 2006, and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

In addition to the adjustment for the embedded derivatives associated with the Sub-Debt Notes, the Company revised the initial valuation and subsequent changes to fair value of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing.

A summary of the significant adjustments recorded to restate the financial statements as of and for the three months and six months ended June 30, 2006 is presented below.  The restatement did not have an impact on the Company’s cash flows for the three months and six months ended June 30, 2006.

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

The following table presents the impact of the restatement on the effected balance sheet categories at June 30, 2006 (amounts in thousands):

	As Previously Reported	Restatement Adjustments	Adjustment Legend	As Restated

Deferred financing costs	$2,337	$181	(c)	$2,518
Warrant liability	7,095	1,872	(c), (d)	8,967
Derivative liability	—	30,288	(a), (b)	30,288
Discount on senior secured notes payable	945	396	(c), (d)	1,341
Discount on subordinated convertible notes payable	591	7,286	(a), (b), (c)	7,877
Additional paid-in capital	224,700	6,724	(e)	231,424
Accumulated deficit	$(220,058)	$(31,020)	(a), (b), (c), (d)	$(251,078)

The following table presents the impact of the restatement on the statements of operations for the three months and six months ended June 30, 2006 (amounts in thousands, except per share data):

		Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Adjustment Legend	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Income (loss) from operations		$147	$—	$147	$(255)	$—	$(255)
Interest income		29	—	29	31	—	31
Other income		—	—	—	53	—	53
Interest expense	(a), (c)	(800)	(639)	(1,439)	(1,624)	(1,315)	(2,939)
Amortization of deferred financing costs	(c)	(195)	(16)	(211)	(403)	(31)	(434)
Change in fair value of warrant liability	(c), (d)	4,305	(337)	3,968	(10,339)	7,382	(2,957)
Change in value of derivative liability	(a), (b)	—	8,741	8,741	—	(4,001)	(4,001)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and principal payments on senior secured notes payable	(a), (b), (c)	(223)	(116)	(339)	(537)	(1,043)	(1,580)
Reduction in exercise price of warrants	(c), (d)	(797)	156	(641)	(797)	156	(641)
Income (loss) before income taxes		2,466	7,789	10,255	(13,871)	1,148	(12,723)
Provision for income taxes		(161)	—	(161)	(261)	—	(261)
Net income (loss)		$2,305	$7,789	$10,094	$(14,132)	$1,148	$(12,984)

Net income (loss) per share — basic		$0.26		$0.37	$(1.90)		$(1.75)
Net income (loss) per share — diluted		$0.10		$0.34	$(1.90)		$(1.75)

Going Concern:

As described above, as a result of communications with the Staff of the SEC in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate previously issued financial statements.  As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness and thus triggered an event of default with respect to its registration rights agreements with the holders of such indebtedness.  Accordingly, beginning January 18, 2007, the Company began to incur liquidated damages under its registration rights agreements aggregating approximately $540,000 per month, and the interest rate on its subordinated convertible notes payable increased from 4.0% per annum to 12.0% per annum, an increase of approximately $183,000 per month.

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

During 2005 and 2006 and the six months ended June 30, 2007, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and its originally scheduled (i.e., undefaulted) debt service obligations to both the senior and subordinated debt holders, and management currently anticipates that cash flows from operations will be adequate to fund operating and debt service requirements (based on the original terms as contemplated in the senior and subordinated loan agreements and excluding the registration penalty amounts) for the remainder of 2007 and generate operating cash flows in excess of these amounts for at least the next twelve months.

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at June 30, 2007 and December 31, 2006.

As of June 30, 2007 and December 31, 2006, approximately $13,307,000 was outstanding with respect to the Senior Financing, and approximately $27,658,000 was outstanding with respect to the Sub-Debt Financing.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes under certain circumstances as described in the subordinated financing documents.  The Company has not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000, which was paid by the Company on April 18, 2007.  On May 31, 2007, the Company exercised its right to extend the forbearance period under the Forbearance and Consent Agreement through June 30, 2007 in exchange for an additional cash payment of $125,000 by the Company.  On June 25, 2007, the Company extended the forbearance period through July 31, 2007 in exchange for an additional cash payment of $125,000.  The payments made by the Company under the Forbearance and Consent Agreement will be credited against the registration delay cash penalties or any other amounts ultimately determined to be due the investors in the Senior Financing.  On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and Sub-Debt Financing.  The Forbearance and Consent Agreement expired on July 31, 2007.  Although the Company and its advisors are in ongoing discussions with the investors in the Senior Financing and the investors in the Sub-Debt Financing as to a comprehensive resolution of the matters discussed herein, the Company cannot predict the ultimate outcome of such discussions, or what unilateral actions, if any, the investors in the Senior Financing may decide to take, and when, under their financing documents.

On August 3, 2007, the Company entered into a Waiver and Forbearance Agreement with the holders of the Sub-Debt Financing pursuant to which the holders agreed to waive their right to charge the 12.0% default interest rate triggered by the Company’s defaults under the Subordinated Financing transaction documents and instead charge the 4.0% standard interest rate on the Sub-Debt Notes for the period from July 16, 2007 through August 31, 2007 (the “Forbearance Period”).  The holders of the Sub-Debt Financing also agreed to forbear from exercising any of their other rights and remedies under the Sub-Debt Financing transaction documents during the Forbearance Period, upon the terms and conditions in the Waiver and Forbearance Agreement.

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

The Company has entered into an exclusive agreement with a financial advisor to assist in negotiations with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties, and various related matters.  The Company is unable to predict the outcome of such negotiations.  The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations.  To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner, the registration delay penalties and ongoing default interest will have a significant and material negative impact on the Company’s cash flows and earnings, such that the Company may not have sufficient cash resources to maintain operations in the future.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

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

The Senior Warrants were subject to certain anti-dilution and price reset provisions, as well certain registration rights obligations requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which, if not complied with, subjects the Company to a cash penalty of 1.5% of the Senior Financing per thirty-day period.  Accordingly, in accordance with EITF 00-19, the fair value of the Senior Warrants was recorded as warrant liability in the Company’s balance sheet at July 28, 2005, and is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.

The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.0% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity.  The interest rate increases to 12.0% per annum during any period in which the Company is in default of its obligations under the Sub-Debt Note.  Commencing September 30, 2006, interest is payable quarterly in cash or shares of common stock, at the option of the Company.  Each Sub-Debt Note had an initial conversion price of $1.55 per share, and was subject to certain anti-dilution, reset and change-of-control provisions.  In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met.

The Sub-Debt Notes contain specific provisions that expressly prohibit the Company from issuing shares to a Sub-Debt Note holder if, after the conversion, such Sub-Debt Note holder would exceed the respective limit called for in their Sub-Debt Note, either 4.99% or 9.99%, of the Company’s outstanding common shares.

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

In conjunction with the aforementioned financing transactions, a Subordination Agreement dated July 28, 2005 was entered into between the Company, the Senior Financing investors, and the Sub-Debt Financing investors pursuant to which the Sub-Debt Financing investors agreed to subordinate their rights to the investors in the Senior Financing in the event of a default under the Senior Financing transaction documents and on certain other terms and conditions described therein.

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

The Sub-Debt Notes and the Sub-Debt Warrants were subject to certain registration rights obligations requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrants, which, if not complied with, subjects the Company to a cash penalty of 1.0% of the Sub-Debt Financing per thirty-day period.  Accordingly, in accordance with EITF 00-19, the fair value of the Sub-Debt Warrants was recorded as warrant liability in the Company’s balance sheet at July 28, 2005, and is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined cause such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities.  The fair value of these bifurcated derivatives as of July 28, 2005, as determined by an independent valuation firm, was calculated in accordance with SFAS No. 133 Implementation Issue No. B15, “Embedded Derivatives:  Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”, using a binomial lattice model utilizing highly subjective and theoretical assumptions that can materially affect fair values from period to period.  The recognition of these derivative amounts did not have any impact on the Company’s revenues, operating expenses or cash flows.  The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $30,000,000 of convertible subordinated notes, and is being amortized over the term of the debt.  The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.  The Company has accounted for registration rights penalties in accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006, and SFAS No. 5, “Accounting for Contingencies”.

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

The Libra Warrant was subject to certain registration rights requiring the Company to file and maintain effective a registration statement with the SEC covering the shares of common stock underlying such warrant, which if not complied with could subject the Company to a cash penalty of $5,000 per thirty-day period.  In accordance with EITF 00-19, the fair value of the Libra Warrant was recorded as warrant liability at July 28, 2005, and was being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations.  Effective April 19, 2006, the Libra Warrant was exercised on a cashless basis at $2.00 per share, resulting in the issuance of 123,864 shares of common stock.

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

Effective April 27, 2006, certain of the investors in the Senior Financing exercised their warrants to purchase 2,816,667 shares of common stock at $1.85 per share, resulting in the issuance of 2,816,667 shares of common stock in exchange for cash proceeds of $5,212,000, of which $1,303,000 was used to reduce the respective principal balances on the Senior Notes payable held by such exercising investors.  There was no conversion of subordinated convertible notes payable during April 2006 in relation to this transaction.

As a result of the $0.15 warrant exercise price reduction offered to the investors in the Senior Financing in April 2006, the Company recorded a charge to operations during the three months and six months ended June 30, 2006 for the aggregate fair value of such exercise price reductions of $423,000 relating to the warrants held and exercised by the Senior Financing investors in April 2006.  The Company provided this consideration primarily in exchange for a waiver of and amendment to certain of the financial covenants contained in the loan agreements entered into in conjunction with the July 2005 acquisition of MediaDefender.  The amount charged to operations was calculated by multiplying the $0.15 reduction, which represented the fair value of the consideration transferred, by the number of warrants that elected to accept the Company’s offer and exercise, as follows:  $0.15 x 2,816,667 = $423,000.  This charge to operations was presented as reduction in exercise price of warrants and was included in other income (expense) in the statement of operations.

As a result of the $0.12 warrant exercise price reduction provided to the investors in the Sub-Debt Financing in April 2006, the Company recorded a charge to operations during the three months and six months ended June 30, 2006 for the aggregate fair value of such exercise price reductions of $218,000 relating to the warrants held by the investors in the Sub-Debt Financing in April 2006.  The Company provided this consideration in exchange for a waiver of and amendment to certain of the financial covenants contained in the loan agreements entered into in conjunction with the July 2005 acquisition of MediaDefender.  This amount was calculated by determining the difference between the fair value of the warrants held by the investors in the Sub-Debt Financing, based on a comparison of updated Black-Scholes calculations using the original $1.55 exercise price and the reduced $1.43 exercise price.  The Company utilized revised Black-Scholes input metrics to reflect updated changes, in particular to estimated life and volatility.  The result was that the Black-Scholes value of the Sub-Debt warrants was $3.54, based on the original $1.55 exercise price, as compared to a Black-Scholes value of $3.61, based on the reduced exercise price of $1.43.  The amount charged to operations was calculated by multiplying the $0.07 difference ($3.61 - $3.54), which represented the fair value of the consideration transferred, by the number of warrants affected, as follows:  $0.07 x 3,113,709 = $218,000.  This charge to operations was presented as reduction in exercise price of warrants and was included in other income (expense) in the statement of operations.

On November 7, 2006, the Company entered into a waiver (the “Sub-Debt Waiver”) with the holders of the Sub-Debt Notes.  A provision of the Sub-Debt Notes contains a negative covenant pertaining to the Company’s Consolidated Fixed Charge Coverage Ratio (as such term is defined in the Sub-Debt Notes), which is to be calculated on a quarterly basis (the “Fixed Charge Covenant”).  The Fixed Charge Covenant as originally drafted did not contemplate that the first cash payment of accrued interest was not due and payable to the holders of the Sub-Debt Notes until September 30, 2006 (the “First Interest Payment”), an approximate fourteen-month period from the original issuance date of the Sub-Debt Notes.  As a result of the Company timely making the First Interest Payment of $1,307,000, the Company was forced to breach the Fixed Charge Covenant.  The holders of the Sub-Debt Notes agreed to waive this event of default under the Sub-Debt Notes that may have been triggered due to a breach of the Fixed Charge Covenant resulting from the First Interest Payment.

On November 7, 2006, the Company also entered into a waiver (the “Senior Waiver”) with the purchasers of the Senior Notes originally issued by the Company.  The Note Purchase Agreement contains the same Fixed Charge Covenant that is contained in the Sub-Debt Notes (the “Senior Fixed Charge Covenant”).  As a result of the Company timely making the First Interest Payment of $1,307,000, the Company was forced to breach the Senior Fixed Charge Covenant.  The holders of the Senior Notes agreed to waive the event of default under the Note Purchase Agreement that may have been triggered due to a breach of the Senior Fixed Charge Covenant resulting from the First Interest Payment.

The financing documents governing the terms and conditions of the senior and subordinated indebtedness require the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder.  A resale registration statement on Form SB-2, as amended, was declared effective by the SEC on December 9, 2005.  The Company subsequently filed Post-Effective Amendment No. 1 to the registration statement on Form SB-2, which was declared effective by the SEC on May 1, 2006, and Post-Effective Amendment No. 2 to the registration statement on Form SB-2, which was declared effective by the SEC on July 6, 2007.  As a result of the determination to restate previously issued financial statements (see “Restatement of Financial Statements” above), the Form SB-2 was not available for use by the holders between December 21, 2006 and July 6, 2007.

The financing documents specify that an event of default of the senior and subordinated indebtedness is triggered if a resale registration statement is unavailable for use by the holders for a period of more than ten consecutive trading days after the expiration of an allowable ten-day grace period.  The Company invoked its use of the ten-day allowable grace period on December 21, 2006, which expired on December 31, 2006.  As of January 18, 2007, the Form SB-2 remained unavailable for use by the holders, and it continued to be unavailable for use until July 6, 2007, when Amendment No. 2 to the registration statement on Form SB-2 was declared effective by the SEC.  Accordingly, at June 30, 2007 and December 31, 2006, the registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder of the senior and subordinated indebtedness was not effective.  As a result, an event of default, among others, of the senior and subordinated indebtedness was triggered by the unavailability of the Form SB-2 to the holders between December 21, 2006 and July 6, 2007.  The financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original Senior Financing, on a pro rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original Sub-Debt Financing, on a pro rata basis.  These cash penalties are due and payable by the Company at the end of each thirty-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 30, 2007, and monthly thereafter.

In accordance with EITF 00-19-2, which the Company adopted as of December 31, 2006, and SFAS No. 5, the Company accrued seven months liquidated damages (through mid-August 2007) under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006, which was reduced by $719,000 at June 30, 2007 as a result of the Company’s registration statement being declared effective on July 6, 2007, which was earlier than originally estimated, and by an aggregate of $500,000 of advance payments made to the holders of the Senior Financing during the three months and six months ended June 30, 2007 for liquidated damages under the registration rights agreement.  Accordingly, liquidated damages payable under registration rights agreements were $2,558,000 at June 30, 2007 and $3,777,000 at December 31, 2006, and were reflected as a current liability at such dates.  The Company believes that the amount of the liquidated damages accrued reflects the undiscounted maximum potential amount of liquidated damages payable to the holders of the Senior Financing and the Sub-Debt Financing since on July 6, 2007, the underlying shares become generally available for resale under an effective registration statement.

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

A summary of the registration penalty accrual at June 30, 2007 and December 31, 2006 is presented below.  In addition to the amounts shown below, accrued interest payable at June 30, 2007 includes interest on the registration penalty obligation of $29,000 with respect to the senior secured notes payable and $57,000 with respect to the subordinated convertible notes payable, which represents accrued interest calculated through July 6, 2007 (the date the registration statement was declared effective by the SEC).

	June 30, 2007	December 31, 2006

Senior secured notes payable	$775,000	$1,575,000
Subordinated convertible notes payable	1,783,000	2,202,000
Total registration penalty accrual	$2,558,000	$3,777,000

The Company delivered notice to holders of its outstanding senior and subordinated indebtedness that, as of January 18, 2007, an event of default had been triggered under their respective senior and subordinated financing documents.  As of June 30, 2007 and December 31, 2006, approximately $13,307,000 was outstanding with respect to the Senior Financing, and approximately $27,658,000 was outstanding with respect to the Sub-Debt Financing.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes under certain circumstances as described in the subordinated financing documents.  The Company has not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.  All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006.  In addition, the quarterly interest payments due on the outstanding senior indebtedness in March 2007 and June 2007 were timely paid.  Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

A summary of accrued interest payable at June 30, 2007 and December 31, 2006 is presented below.

	June 30, 2007	December 31, 2006

Senior secured notes payable	$91,000	$67,000
Subordinated convertible notes payable	1,600,000	—-
Total accrued interest payable	$1,691,000	$67,000

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000, which was paid by the Company on April 18, 2007.  On May 31, 2007, the Company exercised its right to extend the forbearance period under the Forbearance and Consent Agreement through June 30, 2007 in exchange for an additional cash payment of $125,000 by the Company.  On June 25, 2007, the Company extended the forbearance period through July 31, 2007 in exchange for an additional cash payment of $125,000.  The payments made by the Company under the Forbearance and Consent Agreement will be credited against the registration delay cash penalties or any other amounts ultimately determined to be due the investors in the Senior Financing.  On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and Sub-Debt Financing.  The Forbearance and Consent Agreement expired on July 31, 2007.  Although the Company and its advisors are in ongoing discussions with the investors in the Senior Financing and the investors in the Sub-Debt Financing as to a comprehensive resolution of the matters discussed herein, the Company cannot predict the ultimate outcome of such discussions, or what unilateral actions, if any, the investors in the Senior Financing may decide to take, and when, under their financing documents.

 On August 3, 2007, the Company entered into a Waiver and Forbearance Agreement with the holders of the Sub-Debt Financing pursuant to which the holders agreed to waive their right to charge the 12.0% default interest rate triggered by the Company’s defaults under the Subordinated Financing transaction documents and instead charge the 4.0% standard interest rate on the Sub-Debt Notes for the period from July 16, 2007 through August 31, 2007 (the “Forbearance Period”).  The holders of the Sub-Debt Financing also agreed to forbear from exercising any of their other rights and remedies under the Sub-Debt Financing transaction documents during the Forbearance Period, upon the terms and conditions in the Waiver and Forbearance Agreement.

The Forbearance and Consent Agreement that the Company entered into with the investors in the Senior Financing did not impact the investors in the Sub-Debt Financing.  Since the Subordination Agreement (as described above) limits the rights of the investors in the Sub-Debt Financing, the Company has not paid any interest or penalties to the investors in the Sub-Debt Financing in 2007.

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at June 30, 2007 and December 31, 2006.

The Company has entered into an exclusive agreement with a financial advisor to assist in negotiations with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties, and various related matters.  The Company is unable to predict the outcome of such negotiations.  The Company is exploring various alternatives to resolve the defaults under its senior and subordinated debt obligations.  To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner, the registration delay penalties and ongoing default interest will have a significant and material negative impact on the Company’s cash flows and earnings, such that the Company may not have sufficient cash resources to maintain operations in the future.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements.  As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense.  As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations – Three Months and Six Months Ended June 30, 2007 and 2006:

The following table presents information with respect to the Company’s condensed consolidated statements of operations as to actual amounts and as a percentage of total net revenue for the three months ended June 30, 2007 and 2006.

Condensed Consolidated Statements of Operations ($000):

	Three Months Ended June 30,
	2007		2006
	$	%	$	%
			(Restated)	(Restated)
Net revenue:
E-commerce	$509	7.7%	$715	12.0%
Media	2,054	31.2%	1,222	20.5%
Anti-piracy and file-sharing marketing services	4,030	61.1%	4,032	67.5%
Total net revenue	6,593	100.0%	5,969	100.0%

Cost of revenue:
E-commerce	515	7.8%	632	10.6%
Media	993	15.1%	588	9.8%
Anti-piracy and file-sharing marketing services	2,309	35.0%	1,861	31.2%
Total cost of revenue	3,817	57.9%	3,081	51.6%
Gross profit	2,776	42.1%	2,888	48.4%

Operating expenses:
Sales and marketing	508	7.7%	259	4.3%
General and administrative, including stock-based compensation	2,947	44.7%	2,464	41.3%
Development and engineering	196	3.0%	—	—%
Provision for doubtful accounts	10	0.1%	18	0.3%
Write-off of fixed assets	97	1.5%	—	—%
Total operating costs	3,758	57.0%	2,741	45.9%
Income (loss) from operations	(982)	(14.9)%	147	2.5%

Other income (expense):
Interest income	45	0.7%	29	0.5%
Interest expense	(2,068)	(31.4)%	(1,439)	(24.1)%
Loss on foreign currency transaction	(8)	(0.1)%	—	—%
Reduction in liquidated damages payable under registration rights agreements	719	10.9%	—	—%
Change in fair value of warrant liability	(95)	(1.4)%	3,968	66.4%
Change in fair value of derivative liability	(887)	(13.5)%	8,741	146.4%
Reduction in exercise price of warrants	—	—%	(641)	(10.7)%
Amortization of deferred financing costs	(210)	(3.2)%	(211)	(3.5)%
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—	—%	(339)	(5.7)%
Income (loss) before income taxes	(3,486)	(52.9)%	10,255	171.8%
Provision for income taxes	—	—%	161	2.7%
Net income (loss)	$(3,486)	(52.9)%	$10,094	169.1%

The following table presents information with respect to the Company’s condensed consolidated statements of operations as to actual amounts and as a percentage of total net revenue for the six months ended June 30, 2007 and 2006.

Condensed Consolidated Statements of Operations ($000):

	Six Months Ended June 30,
	2007		2006
	$	%	$	%
			(Restated)	(Restated)
Net revenue:
E-commerce	$1,003	8.3%	$1,254	11.1%
Media	3,165	26.3%	2,365	21.0%
Anti-piracy and file-sharing marketing services	7,871	65.4%	7,623	67.9%
Total net revenue	12,039	100.0%	11,242	100.0%

Cost of revenue:
E-commerce	1,025	8.5%	1,187	10.5%
Media	1,593	13.2%	1,401	12.5%
Anti-piracy and file-sharing marketing services	4,514	37.5%	3,577	31.8%
Total cost of revenue	7,132	59.2%	6,165	54.8%
Gross profit	4,907	40.8%	5,077	45.2%

Operating expenses:
Sales and marketing	886	7.4%	543	4.8%
General and administrative, including stock-based compensation	5,498	45.7%	4,755	42.3%
Development and engineering	313	2.6%	—	—%
Provision for doubtful accounts	10	0.1%	34	0.3%
Write-off of fixed assets	97	0.8%	—	—%
Total operating costs	6,804	56.6%	5,332	47.4%
Loss from operations	(1,897)	(15.8)%	(255)	(2.2)%

Other income (expense):
Interest income	101	0.8%	31	0.3%
Interest expense	(3,928)	(32.6)%	(2,939)	(26.1)%
Loss on foreign currency transaction	(14)	(0.1)%	—	—%
Other income	—	—%	53	0.5%
Reduction in liquidated damages payable under registration rights agreements	719	6.0%	—	—%
Change in fair value of warrant liability	1,131	9.4%	(2,957)	(26.3)%
Change in fair value of derivative liability	4,354	36.2%	(4,001)	(35.6)%
Reduction in exercise price of warrants	—	—%	(641)	(5.7)%
Amortization of deferred financing Costs	(417)	(3.5)%	(434)	(3.9)%
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—	—%	(1,580)	(14.0)%
Income (loss) before income taxes	49	0.4%	(12,723)	(113.0)%
Provision for income taxes	—	—%	261	2.3%
Net income (loss)	$49	0.4%	$(12,984)	(115.3)%

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended June 30, 2007 and 2006, respectively.

	Three Months Ended June 30,
	2007	2006
		(Restated)
	(in thousands)

Net Revenue:
E-commerce	$509	$715
Media	2,054	1,222
Anti-piracy and file-sharing marketing services	4,030	4,032
	$6,593	$5,969

Adjusted EBITDA:
E-commerce	$(53)	$55
Media	749	517
Anti-piracy and file-sharing marketing services	1,602	2,558
	2,298	3,130
Corporate general and administrative expenses	(1,478)	(1,394)
Reduction in liquidated damages payable under registration rights agreements	719	—
	$1,539	$1,736

 The following table reconciles Net Income (Loss) to Adjusted EBITDA for the three months ended June 30, 2007 and 2006, respectively.

	Three Months Ended June 30,
	2007	2006
		(Restated)
	(in thousands)

Adjusted EBITDA per segments	$1,539	$1,736
Stock-based compensation	(533)	(516)
Depreciation and amortization	(292)	(136)
Amortization of intangible assets	(888)	(937)
Amortization of deferred financing costs	(210)	(211)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	(339)
Interest income	45	29
Interest expense, including amortization of discount on debt of $768 and $771 in 2007 and 2006, respectively	(2,068)	(1,439)
Change in fair value of warrant liability	(95)	3,968
Change in fair value of derivative liability	(887)	8,741
Reduction in exercise price of warrants	—	(641)
Write-off of fixed assets	(97)	—
Provision for income taxes	—	(161)
Net income (loss)	$(3,486)	$10,094

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the six months ended June 30, 2007 and 2006, respectively.

	Six Months Ended June 30,
	2007	2006
		(Restated)
	(in thousands)

Net Revenue:
E-commerce	$1,003	$1,254
Media	3,165	2,365
Anti-piracy and file-sharing marketing services	7,871	7,623
	$12,039	$11,242

Adjusted EBITDA:
E-commerce	$(123)	$6
Media	1,077	724
Anti-piracy and file-sharing marketing services	3,131	4,795
	4,085	5,525
Corporate general and administrative expenses	(2,638)	(2,561)
Reduction in liquidated damages payable under registration rights agreements	719	—
	$2,166	$2,964

The following table reconciles Net Income (Loss) to Adjusted EBITDA for the six months ended June 30, 2007 and 2006, respectively.

	Six Months Ended June 30,
	2007	2006
		(Restated)
	(in thousands)

Adjusted EBITDA per segments	$2,166	$2,964
Stock-based compensation	(988)	(1,083)
Depreciation and amortization	(447)	(260)
Amortization of intangible assets	(1,826)	(1,876)
Amortization of deferred financing costs	(417)	(434)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable	—	(1,580)
Interest income	101	31
Other income, net	—	53
Interest expense, including amortization of discount on debt of $1,529 and $1,585 in 2007 and 2006, respectively	(3,928)	(2,939)
Change in fair value of warrant liability	1,131	(2,957)
Change in fair value of derivative liability	4,354	(4,001)
Reduction in exercise price of warrants	—	(641)
Write-off of fixed assets	(97)	—
Provision for income taxes	—	(261)
Net income (loss)	$49	$(12,984)

Three Months Ended June 30, 2007 and 2006:

Net Revenue.  The Company’s net revenue increased by $624,000 or 10.5%, to $6,593,000 for the three months ended June 30, 2007, as compared to $5,969,000 for the three months ended June 30, 2006, primarily as a result of an increase in media revenue of $832,000, offset by a reduction in e-commerce revenues of $206,000.  MediaDefender’s revenue was essentially unchanged in 2007 as compared to 2006.  MediaDefender’s revenue accounted for 61.1% of the Company’s total net revenue for the three months ended June 30, 2007, as compared to 67.5% of the Company’s total net revenue for the three months ended June 30, 2006.  The Company expects that revenues from MediaDefender will represent a significant percentage of the Company’s total revenues in the foreseeable future.

During the three months ended June 30, 2007, approximately 66% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 21%, a second customer accounting for 17%, a third customer accounting for 15%, and a fourth customer accounting for 13%.  During the three months ended June 30, 2006, approximately 72% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 26%, a second customer accounting for 23%, a third customer accounting for 13%, and a fourth customer accounting for 10%.

During July 2007, MediaDefender announced a major initiative to offer legal, sponsored audio content to the world’s largest concentrated audience of music consumers on the file-sharing networks.  The program will leverage MediaDefender’s proprietary technology to distribute downloads of high quality audio files that include a sponsor’s logo.  MediaDefender is currently in discussions with several major artists and potential sponsors regarding this new business initiative.

Media revenue increased by $832,000 or 68.1% to $2,054,000 for the three months ended June 30, 2007, as compared to $1,222,000 for the three months ended June 30, 2006.  Media revenue increased in 2007 as compared to 2006 as a result of the Company entering into a strategic partnership with T-Mobile in April 2007 with the launch of a specially designed United Kingdom counterpart to the Company’s United States-based online music destination web-site.  The United Kingdom version of ARTISTdirect.com (www.ARTISTdirect.com/uk) includes numerous T-Mobile enhancements, including exclusive branded content provided by T-Mobile.  The agreement represents aggregate potential revenue to the Company of more than $1,000,000 over a twelve-month period in 2007 and 2008, subject to meeting certain performance metrics.  During the three months ended June 30, 2007, approximately $423,000 or 20.6% of media revenues were generated by T-Mobile.

The Company markets and sells advertising on a CPM basis to advertising agencies and directly to various companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network.  The Company also markets and sells sponsorships for various portions of the ARTISTdirect Network.  Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising to specific areas or sections of the Company’s web-sites.  During the three months ended June 30, 2006, the Company’s media revenues were generated primarily by a single outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.  During February 2007, the Company hired an advertising industry veteran as vice president of worldwide sales to be responsible for domestic and international advertising and sales initiatives, which has resulted in the Company beginning to reduce its reliance on the single outside sales organization during the three months ended June 30, 2007.  The Company intends to continue to focus on increasing revenue from its media operations business segment in 2007.

E-commerce revenue decreased by $206,000 or 28.8%, to $509,000 for the three months ended June 30, 2007, as compared to $715,000 for the three months ended June 30, 2006, primarily due to a successful sales campaign that the Company ran in 2006 for products for a specific band and the impact of online specialty web-sites offering similar products.  During the three months ended June 30, 2007 and 2006, approximately 64% and 73%, respectively, of e-commerce revenues were generated from the products related to a single music merchandising entity.  The Company is currently in negotiations to restructure its relationship with this music merchandising entity.

Cost of Revenue.  The Company’s total cost of revenue increased by $736,000 or 23.9% to $3,817,000 for the three months ended June 30, 2007, as compared to $3,081,000 for the three months ended June 30, 2006, primarily as a result of an increase in MediaDefender cost of revenue of $448,000 and media cost of revenues of $405,000, offset by a reduction in e-commerce cost of revenues of $117,000.  Depreciation of property and equipment is included in cost of revenue for all business segments.

As previously disclosed, MediaDefender has experienced increasing bandwidth, operating, personnel and occupancy costs, which costs are having a continuing negative impact on cost of revenue in 2007 as compared to 2006, but which are expected to provide increased revenue opportunities in the long-term.  Contributing to this increase in costs during the three months ended June 30, 2007 was MediaDefender’s relocation of its servers to a higher quality co-location facility and a change in bandwidth providers in 2007, which was done in order to improve the reliability and increase the capacity of MediaDefender’s services.

MediaDefender expects to recover some of these incremental costs as its contracts are renegotiated in 2007, and is also implementing new strategies to increase revenues and improve margins in the short-term from both existing and new business initiatives.  Management expects that these efforts will begin to impact revenue and gross margin during the third quarter of 2007.  Included in MediaDefender’s cost of revenue for the three months ended June 30, 2007 and 2006 was the amortization of proprietary technology acquired in the MediaDefender transaction of $634,000.

As a result of the increase in media revenue referred to above, media cost of revenue increased by $405,000 or 68.9% to $993,000 for the three months ended June 30, 2007, as compared to $588,000 for the three months ended June 30, 2006.

E-commerce cost of revenue decreased by $117,000 or 18.5% to $515,000 for the three months ended June 30, 2007, as compared to $632,000 for the three months ended June 30, 2006, primarily as a result of the decrease in e-commerce revenues.

As a result of the foregoing, total gross profit was $2,776,000 for the three months ended June 30, 2007, as compared to $2,888,000 for the three months ended June 30, 2006, reflecting a combined gross margin of 42.1% and 48.4%, respectively.  A summary of gross profit and gross margin by segment is as follows ($000):

	Three Months Ended June 30,
	2007		2006
Segment:	Gross Profit (Loss)	Gross Margin	Gross Profit	Gross Margin
E-commerce	$(6)	(1.2)%	$83	11.6%
Media	1,061	51.7%	634	51.9%
Anti-piracy and file-sharing marketing services	1,721	42.7%	2,171	53.8%
Totals	$2,776	42.1%	$2,888	48.4%

Sales and Marketing.  The Company’s sales and marketing expense increased by $249,000 or 96.1%, to $508,000 for the three months ended June 30, 2007, as compared to $259,000 for the three months ended June 30, 2006, primarily as a result of additional personnel-related costs.  Included in sales and marketing expense for the three months ended June 30, 2007 and 2006 is the amortization of customer relationships acquired in the MediaDefender transaction of $189,000.

General and Administrative.  The Company’s general and administrative expense increased by $483,000 or 19.6%, to $2,947,000 for the three months ended June 30, 2007, as compared to $2,464,000 for the three months ended June 30, 2006.  Included in general and administrative expense for the three months ended June 30, 2007 and 2006 are stock-based compensation costs of $533,000 and $516,000, respectively, and the amortization of non-competition agreements of $66,000 and $116,000, respectively, resulting from the MediaDefender transaction.

During the three months ended June 30, 2007 and 2006, the Company incurred legal, accounting, consulting and printing fees and costs of approximately $800,000 and $450,000, respectively, relating to the preparation and filing of various documents with the SEC, amendments to its financing agreements, the annual stockholders meeting, and other ordinary course legal and accounting matters.  As a result of the necessity to restate the Company’s previously-issued financial statements (which were filed with the SEC on April 19, 2007) and the resultant default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above), the Company expects to incur significant continuing costs in this regard in 2007.

Significant components of general and administrative expenses consist of management compensation (and bonuses, when applicable), personnel and personnel-related costs, insurance, legal and accounting fees, board compensation, consulting fees and occupancy costs.

The Company currently estimates that MediaDefender’s senior management will earn performance bonuses pursuant to their respective employment agreements aggregating $700,000 during 2007 based on achieving the requisite MediaDefender EBITDA threshold in 2007 of $7,000,000.  Accordingly, the Company recorded a charge to general and administrative expense and an accrued liability of $175,000 during the three months ended June 30, 2007 in this regard.

Development and Engineering.  Development and engineering costs were $196,000 for the three months ended June 30, 2007.  During the three months ended June 30, 2006, these costs, which were not material, were included in cost of revenue.

Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s web-site.

Provision for Doubtful Accounts.  The provision for doubtful accounts was $10,000 for the three months ended June 30, 2007, as compared to $18,000 for the three months ended June 30, 2006.

Write-off of Fixed Assets.  During the three months ended June 30, 2007, the Company recorded a charge to operations of $97,000 to write-off the net book value of obsolete computer equipment that it does not expect to utilize in future periods.

Loss from Operations.  As a result of the aforementioned factors, the loss from operations was $982,000 for the three months ended June 30, 2007, as compared to income from operations of $147,000 for the three months ended June 30, 2006.

Interest Income.  Interest income was $45,000 for the three months ended June 30, 2007, as compared to $29,000 for the three months ended June 30, 2006.

Interest Expense.  Interest expense of $2,068,000 and $1,439,000 for the three months ended June 30, 2007 and 2006, respectively, relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of subordinated convertible notes payable issued in the Sub-Debt Financing, which bear interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005.  Effective January 18, 2007, the interest rate on the Sub-Debt Financing increased from 4.0% to 12.0% due to the default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above).  Included in interest expense for the three months ended June 30, 2007 is interest expense of $86,000 relating to the accrued registration penalty obligation.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of this discount on debt included in interest expense for the three months ended June 30, 2007 and 2006 was $178,000.

The Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.  Accordingly, the amortization of this discount on debt included in interest expense for the three months ended June 30, 2007 and 2006 was $590,000 and $593,000, respectively.

Loss on Foreign Currency Transactions.  The loss on foreign currency transactions was $8,000 for the three months ended June 30, 2007.  The Company did not have any loss on foreign currency transactions for the three months ended June 30, 2006.

Reduction in Liquidated Damages Payable Under Registration Rights Agreements.  In accordance with EITF 00-19-2, which the Company adopted as of December 31, 2006, and SFAS No. 5, the Company accrued seven months liquidated damages (through mid-August 2007) under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006.  As a result of the Company’s registration statement being declared effective on July 6, 2007, which was earlier than originally estimated, the Company recorded a reduction to the original accrual of $719,000 in other income (expense) in the statement of operations during the three months ended June 30, 2007.

Change in Fair Value of Warrant Liability.  In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any changes in the fair value such liability and is included in the statement of operations as other income (expense).  For the three months ended June 30, 2007 and 2006, the Company recorded income (expense) of $(95,000) and $3,968,000, respectively, to reflect the change in warrant liability during such periods.

Change in Fair Value of Derivative Liability.  In accordance with EITF 00-19, the fair value of the embedded derivatives was bifurcated from the subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability.  The carrying value of the derivative liability is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense).  For the three months ended June 30, 2007 and 2006, the Company recorded income (expense) of $(887,000) and $8,741,000, respectively, to reflect the change in derivative liability during such periods.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $210,000 and $211,000 for the three months ended June 30, 2007 and 2006, respectively.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Resulting from Principal Payments on Senior Secured Notes Payable and Conversion of Subordinated Convertible Notes Payable.  Deferred financing costs and debt discount costs aggregating $339,000 were charged to operations as a result of principal payments on senior secured notes payable and conversion of subordinated convertible notes payable during the three months ended June 30, 2006.  There were no principal payments on senior secured notes payable or conversions of subordinated convertible notes payable during the three months ended June 30, 2007.

Income (Loss) Before Income Taxes.  As a result of the aforementioned factors, the loss before income taxes was $3,486,000 for the three months ended June 30, 2007, as compared to income before income taxes of $10,255,000 for the three months ended June 30, 2006.

Provision for Income Taxes.  As a result of the non-deductibility of certain non-cash charges and accruals and the non-inclusion of certain non-cash gains for tax reporting purposes, the Company incurred a taxable loss during the three months ended June 30, 2007 and therefore did not record a provision for income taxes for such period.

As a result of the profitable operations of MediaDefender during the three months ended June 30, 2006, the non-deductibility of certain non-cash charges and accruals for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $161,000 for such period.

Net Income (Loss).  As a result of the aforementioned factors, the Company had a net loss of $3,486,000 for the three months ended June 30, 2007, as compared to net income of $10,094,000 for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 and 2006:

Net Revenue.  The Company’s net revenue increased by $797,000 or 7.1%, to $12,039,000 for the six months ended June 30, 2007, as compared to $11,242,000 for the six months ended June 30, 2006, primarily as a result of an increase in media revenue of $800,000 and MediaDefender revenues of $248,000, offset by a reduction in e-commerce revenues of $251,000.  MediaDefender’s revenue accounted for 65.4% of the Company’s total net revenue for the six months ended June 30, 2007, as compared to 67.8% of the Company’s total net revenue for the six months ended June 30, 2006.  The Company expects that revenues from MediaDefender will represent a significant percentage of the Company’s total revenues in the foreseeable future.

During the six months ended June 30, 2007, approximately 38% of MediaDefender’s consolidated revenues were from two customers, with one customer accounting for 21% and a second customer accounting for 17%.  During the six months ended June 30, 2006, approximately 55% of MediaDefender’s consolidated revenues were from two customers, with one customer accounting for 28% and a second customer accounting for 27%.

During July 2007, MediaDefender announced a major initiative to offer legal, sponsored audio content to the world’s largest concentrated audience of music consumers on the file-sharing networks.  The program will leverage MediaDefender’s proprietary technology to distribute downloads of high quality audio files that include a sponsor’s logo.  MediaDefender is currently in discussions with several major artists and potential sponsors regarding this new business initiative.

Media revenue increased by $800,000 or 33.8% to $3,165,000 for the six months ended June 30, 2007, as compared to $2,365,000 for the six months ended June 30, 2006.  Media revenue increased in 2007 as compared to 2006 as a result of the Company entering into a strategic partnership with T-Mobile in April 2007 with the launch of a specially designed United Kingdom counterpart to the Company’s United States-based online music destination web-site.  The United Kingdom version of ARTISTdirect.com (www.ARTISTdirect.com/uk) includes numerous T-Mobile enhancements, including exclusive branded content provided by T-Mobile.  The agreement represents aggregate potential revenue to the Company of more than $1,000,000 over a twelve-month period in 2007 and 2008, subject to meeting certain performance metrics.  During the six months ended June 30, 2007, approximately $423,000 or 13.4% of media revenues were generated by T-Mobile.

The Company markets and sells advertising on a CPM basis to advertising agencies and directly to various companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network.  The Company also markets and sells sponsorships for various portions of the ARTISTdirect Network.  Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising to specific areas or sections of the Company’s web-sites.  During February 2007, the Company hired an advertising industry veteran as vice president of worldwide sales to be responsible for domestic and international advertising and sales initiatives, which has resulted in the Company beginning to reduce its reliance on the single outside sales organization during the six months ended June 30, 2007.  The Company intends to continue to focus on increasing revenue from its media operations business segment in 2007.

E-commerce revenue decreased by $251,000 or 20.0%, to $1,003,000 for the six months ended June 30, 2007, as compared to $1,254,000 for the six months ended June 30, 2006, primarily due to a successful sales campaign that the Company ran in 2006 for products for a specific band and the impact of online specialty web-sites offering similar products.  During the six months ended June 30, 2007 and 2006, approximately 61% and 68%, respectively, of e-commerce revenues were generated from the products related to a single music merchandising entity.  The Company is currently in negotiations to restructure its relationship with this music merchandising entity.

Cost of Revenue.  The Company’s total cost of revenue increased by $967,000 or 15.7% to $7,132,000 for the six months ended June 30, 2007, as compared to $6,165,000 for the six months ended June 30, 2006, primarily as a result of an increase in MediaDefender cost of revenue of $937,000 and media cost of revenues of $192,000, offset by a reduction in e-commerce cost of revenues of $162,000.  Depreciation of property and equipment is included in cost of revenue for all business segments.

As previously disclosed, MediaDefender has experienced increasing bandwidth, operating, personnel and occupancy costs, which costs are having a continuing negative impact on cost of revenue in 2007 as compared to 2006, but which are expected to provide increased revenue opportunities in the long-term.  Contributing to this increase in costs during the six months ended June 30, 2007 was MediaDefender’s relocation of its servers to a higher quality co-location facility and a change in bandwidth providers during 2007, which was done in order to improve the reliability and increase the capacity of MediaDefender’s services.

MediaDefender expects to recover some of these incremental costs as its contracts are renegotiated in 2007, and is also implementing new strategies to increase revenues and improve margins in the short-term from both existing and new business initiatives.  Management expects that these efforts will begin to impact revenue and gross margin during the third quarter of 2007.  Included in MediaDefender’s cost of revenue for the six months ended June 30, 2007 and 2006 was the amortization of proprietary technology acquired in the MediaDefender transaction of $1,267,000.

As a result of the increase in media revenue referred to above, media cost of revenue increased by $192,000 or 13.7% to $1,593,000 for the six months ended June 30, 2007, as compared to $1,401,000 for the six months ended June 30, 2006.

E-commerce cost of revenue decreased by $162,000 or 13.6% to $1,025,000 for the six months ended June 30, 2007, as compared to $1,187,000 for the six months ended June 30, 2006, primarily as a result of the decrease in e-commerce revenues.

As a result of the foregoing, total gross profit was $4,907,000 for the six months ended June 30, 2007, as compared to $5,077,000 for the six months ended June 30, 2006, reflecting a combined gross margin of 40.8% and 45.2%, respectively.  A summary of gross profit and gross margin by segment is as follows ($000):

	Six Months Ended June 30,
	2007		2006
Segment:	Gross Profit (Loss)	Gross Margin	Gross Profit	Gross Margin
E-commerce	$(22)	(2.2)%	$67	5.3%
Media	1,572	49.7%	964	40.8%
Anti-piracy and file-sharing marketing services	3,357	42.7%	4,046	53.1%
Totals	$4,907	40.8%	$5,077	45.2%

Sales and Marketing.  The Company’s sales and marketing expense increased by $343,000 or 63.2%, to $886,000 for the six months ended June 30, 2007, as compared to $543,000 for the six months ended June 30, 2006, primarily as a result of additional personnel-related costs.  Included in sales and marketing expense for the six months ended June 30, 2007 and 2006 is the amortization of customer relationships acquired in the MediaDefender transaction of $377,000.

General and Administrative.  The Company’s general and administrative expense increased by $743,000 or 15.6%, to $5,498,000 for the six months ended June 30, 2007, as compared to $4,755,000 for the six months ended June 30, 2006.  Included in general and administrative expense for the six months ended June 30, 2007 and 2006 are stock-based compensation costs of $988,000 and $1,083,000, respectively, and the amortization of non-competition agreements of $181,000 and $232,000, respectively, resulting from the MediaDefender transaction.

During the six months ended June 30, 2007 and 2006, the Company incurred legal, accounting, consulting and printing fees and costs of approximately $1,300,000 and $750,000, respectively, relating to the preparation and filing of various documents with the SEC, amendments to its financing agreements, the annual stockholders meeting, and other ordinary course legal and accounting matters.  As a result of the necessity to restate the Company’s previously-issued financial statements (which were filed with the SEC on April 19, 2007) and the resultant default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above), the Company expects to incur significant continuing costs in this regard in 2007.

Significant components of general and administrative expenses consist of management compensation (and bonuses, when applicable), personnel and personnel-related costs, insurance, legal and accounting fees, board compensation, consulting fees and occupancy costs.

The Company currently estimates that MediaDefender’s senior management will earn performance bonuses pursuant to their respective employment agreements aggregating $700,000 during 2007 based on achieving the requisite MediaDefender EBITDA threshold in 2007 of $7,000,000.  Accordingly, the Company recorded a charge to general and administrative expense and an accrued liability of $350,000 during the six months ended June 30, 2007 in this regard.

Development and Engineering.  Development and engineering costs were $313,000 for the six months ended June 30, 2007.

During the six months ended June 30, 2006, these costs, which were not material, were included in cost of revenue.

Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s web-site.

Provision for Doubtful Accounts.  The provision for doubtful accounts was $10,000 for the six months ended June 30, 2007, as compared to $34,000 for the six months ended June 30, 2006.

Write-off of Fixed Assets.  During the six months ended June 30, 2007, the Company recorded a charge to operations of $97,000 to write-off the net book value of obsolete computer equipment that it does not expect to utilize in future periods.

Loss from Operations.  As a result of the aforementioned factors, the loss from operations was $1,897,000 for the six months ended June 30, 2007, as compared to a loss from operations of $255,000 for the six months ended June 30, 2006.

Interest Income.  Interest income was $101,000 for the six months ended June 30, 2007, as compared to $31,000 for the six months ended June 30, 2006.

Interest Expense.  Interest expense of $3,928,000 and $2,939,000 for the six months ended June 30, 2007 and 2006, respectively, relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of subordinated convertible notes payable issued in the Sub-Debt Financing, which bear interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005.  Effective January 18, 2007, the interest rate on the Sub-Debt Financing increased from 4.0% to 12.0% due to the default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above).  Included in interest expense for the six months ended June 30, 2007 is interest expense of $86,000 relating to the accrued registration penalty obligation.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of this discount on debt included in interest expense for the six months ended June 30, 2007 and 2006 was $356,000 and $270,000, respectively.

The Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.  Accordingly, the amortization of this discount on debt included in interest expense for the six months ended June 30, 2007 and 2006 was $1,173,000 and $1,216,000, respectively.

Loss on Foreign Currency Transactions.  The loss on foreign currency transactions was $14,000 for the six months ended June 30, 2007.  The Company did not have any loss on foreign currency transactions for the six months ended June 30, 2006.

Other Income.  Other income was $53,000 for the six months ended June 30, 2006.  The Company did not have any other income for the six months ended June 30, 2007.

Reduction in Liquidated Damages Payable Under Registration Rights Agreements.  In accordance with EITF 00-19-2, which the Company adopted as of December 31, 2006, and SFAS No. 5, the Company accrued seven months liquidated damages (through mid-August 2007) under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006.  As a result of the Company’s registration statement being declared effective on July 6, 2007, which was earlier than originally estimated, the Company recorded a reduction to the original accrual of $719,000 in other income (expense) in the statement of operations during the six months ended June 30, 2007.

Change in Fair Value of Warrant Liability.  In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any changes in the fair value such liability and is included in the statement of operations as other income (expense).  For the six months ended June 30, 2007 and 2006, the Company recorded income (expense) of $1,131,000 and $(2,957,000), respectively, to reflect the change in warrant liability during such periods.

Change in Fair Value of Derivative Liability.  In accordance with EITF 00-19, the fair value of the embedded derivatives was bifurcated from the subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability.  The carrying value of the derivative liability is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense).  For the six months ended June 30, 2007 and 2006, the Company recorded income (expense) of $4,354,000 and $(4,001,000), respectively, to reflect the change in derivative liability during such periods.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $417,000 and $434,000 for the six months ended June 30, 2007 and 2006, respectively.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Resulting from Principal Payments on Senior Secured Notes Payable and Conversion of Subordinated Convertible Notes Payable.  Deferred financing costs and debt discount costs aggregating $1,580,000 were charged to operations as a result of principal payments on senior secured notes payable and conversion of subordinated convertible notes payable during the six months ended June 30, 2006.  There were no principal payments on senior secured notes payable or conversions of subordinated convertible notes payable during the six months ended June 30, 2007.

Income (Loss) Before Income Taxes.  As a result of the aforementioned factors, income before income taxes was $49,000 for the six months ended June 30, 2007, as compared to a loss before income taxes of $(12,723,000) for the six months ended June 30, 2006.

Provision for Income Taxes.  As a result of the non-deductibility of certain non-cash charges and accruals and the non-inclusion of certain non-cash gains for tax reporting purposes, the Company incurred a taxable loss during the six months ended June 30, 2007 and therefore did not record a provision for income taxes for such period.

As a result of the profitable operations of MediaDefender during the six months ended June 30, 2006, the non-deductibility of certain non-cash charges and accruals for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $261,000 for such period.

Net Income (Loss).  As a result of the aforementioned factors, the Company had net income of $49,000 for the six months ended June 30, 2007, as compared to a net loss of $(12,984,000) for the six months ended June 30, 2006.

Liquidity and Capital Resources – June 30, 2007:

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

As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness and thus incurred an event of default with respect to it registration rights agreements with the holders of such indebtedness.  Accordingly, beginning January 18, 2007, the Company began to incur liquidated damages under its registration rights agreements aggregating approximately $540,000 per month, and the interest rate on its subordinated convertible notes payable increased from 4.0% per annum to 12.0% per annum, an increase of approximately $183,000 per month.

The Company believes that the amount of the liquidated damages accrued reflects the undiscounted maximum potential amount of liquidated damages payable to the holders of the Senior Financing and the Sub-Debt Financing since on July 6, 2007, the underlying shares become generally available for resale under an effective registration statement.

A summary of the registration penalty accrual at June 30, 2007 and December 31, 2006 is presented below.  In addition to the amounts shown below, accrued interest payable at June 30, 2007 includes interest on the registration penalty obligation of $29,000 with respect to the senior secured notes payable and $57,000 with respect to the subordinated convertible notes payable, which represents accrued interest calculated through July 6, 2007 (the date the registration statement was declared effective by the SEC).

	June 30, 2007	December 31, 2006

Senior secured notes payable	$775,000	$1,575,000
Subordinated convertible notes payable	1,783,000	2,202,000
Total registration penalty accrual	$2,558,000	$3,777,000

A summary of accrued interest payable at June 30, 2007 and December 31, 2006 is presented below.

	June 30, 2007	December 31, 2006

Senior secured notes payable	$91,000	$67,000
Subordinated convertible notes payable	1,600,000	—-
Total accrued interest payable	$1,691,000	$67,000

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at June 30, 2007 and December 31, 2006.

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

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000, which was paid by the Company on April 18, 2007.  On May 31, 2007, the Company exercised its right to extend the forbearance period under the Forbearance and Consent Agreement through June 30, 2007 in exchange for an additional cash payment of $125,000 by the Company.  On June 25, 2007, the Company extended the forbearance period through July 31, 2007 in exchange for an additional cash payment of $125,000.  The payments made by the Company under the Forbearance and Consent Agreement will be credited against the registration delay cash penalties or any other amounts ultimately determined to be due the investors in the Senior Financing.  On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and Sub-Debt Financing.  The Forbearance and Consent Agreement expired on July 31, 2007.  Although the Company and its advisors are in ongoing discussions with the investors in the Senior Financing and the investors in the Sub-Debt Financing as to a comprehensive resolution of the matters discussed herein, the Company cannot predict the ultimate outcome of such discussions, or what unilateral actions, if any, the investors in the Senior Financing may decide to take, and when, under their financing documents.

On August 3, 2007, the Company entered into a Waiver and Forbearance Agreement with the holders of the Sub-Debt Financing pursuant to which the holders agreed to waive their right to charge the 12.0% default interest rate triggered by the Company’s defaults under the Subordinated Financing transaction documents and instead charge the 4.0% standard interest rate on the Sub-Debt Notes for the period from July 16, 2007 through August 31, 2007 (the “Forbearance Period”).  The holders of the Sub-Debt Financing also agreed to forbear from exercising any of their other rights and remedies under the Sub-Debt Financing transaction documents during the Forbearance Period, upon the terms and conditions in the Waiver and Forbearance Agreement.

The Company has entered into an exclusive agreement with a financial advisor to assist in negotiations with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties, and various related matters.  The Company is unable to predict the outcome of such negotiations.  The Company is exploring various alternatives to resolve the defaults under its senior and subordinated debt obligations.  To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner, the registration delay penalties and ongoing default interest will have a significant and material negative impact on the Company’s cash flows and earnings, such that the Company may not have sufficient cash resources to maintain operations in the future.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

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

As of June 30, 2007 and December 31, 2006, the Company had $5,695,000 and $5,602,000 of unrestricted cash and cash equivalents, respectively.  At June 30, 2007, the Company had a working capital deficiency of $47,223,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of liquidated damages payable under registration rights agreements of $2,558,000, and warrant liability of $3,584,000 and derivative liability of $14,002,000 at such date.  At December 31, 2006, the Company had a working capital deficiency of $50,816,000, primarily because of the reclassification of senior secured notes payable and subordinated convertible notes payable from long-term liabilities to current liabilities, the accrual of liquidated damages payable under registration rights agreements of $3,777,000, and warrant liability of $4,715,000 and derivative liability of $18,356,000 at such date.  The decrease in the working capital deficiency at June 30, 2007 as compared to December 31, 2006 of $3,593,000 is primarily a result of the decrease in warrant liability and derivative liability during the six months ended June 30, 2007 aggregating $5,485,000.

During 2005 and 2006 and the six months ended June 30, 2007, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and its originally scheduled (i.e., undefaulted) debt service obligations to both the senior and subordinated debt holders, and management currently anticipates that cash flows from operations will be adequate to fund operating and debt service requirements (based on the original terms as contemplated in the senior and subordinated loan agreements and excluding the registration penalty amounts) for the remainder of 2007 and generate operating cash flows in excess of these amounts for at least the next twelve months.

Operating.  Net cash provided by operating activities for the six months ended June 30, 2007 was $230,000, as compared to net cash used in operating activities of $184,000 for the six months ended June 30, 2006.  Despite a decrease in operating margins in the MediaDefender business segment, operating cash flow increased in 2007 as compared to 2006, primarily as a result of an increase in media revenues and the positive impact on cash flows from changes in operating assets and liabilities, in particular accounts receivable and accrued interest payable.

Investing.  Net cash used in investing activities for the six months ended June 30, 2007 and 2006 was $241,000 and $823,000, respectively, for additions to property and equipment.  Additions to property and equipment in 2006 included leasehold improvements related to the Company’s new Santa Monica office facility of $247,000 and purchases of property and equipment of $576,000, primarily by MediaDefender.

Financing.  Net cash provided by financing activities for the six months ended June 30, 2007 was $104,000, resulting from a decrease of $87,000 in restricted cash and $17,000 from the exercise of stock options.  Net cash provided by financing activities for the six months ended June 30, 2006 was $3,584,000, which consisted of $5,212,000 from the exercise of warrants and $68,000 from the exercise of stock options, offset by principal payments on senior secured notes payable of $1,693,000 and an increase of $3,000 in restricted cash.

Contractual Obligations:

As of June 30, 2007, the Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below.  The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms (based on the original terms as contemplated in the senior and subordinated loan agreements), without any early reduction of the principal balances of the senior secured notes payable based on cash flows.

		Payments Due by Year (in thousands)
Contractual cash obligations ($000)	Total	2007	2008	2009	2010	2011
		(6 months)

Employment and consulting contracts (1)	$2,375	$827	$1,515	$33	$—	$—
Lease obligations	5,371	1,228	1,618	1,442	613	470
Liquidated damages payable under registration rights agreements (2)	2,558	2,558	—	—	—	—
Interest on liquidated damages payable under registration rights agreements	86	86	—	—	—	—
Senior secured notes payable	13,307	—	—	13,307	—	—
Interest on senior secured notes payable	3,090	761	1,518	811	—	—
Subordinated convertible notes payable	27,658	—	—	27,658	—	—
Interest on subordinated convertible notes payable (3)	4,396	2,657	1,106	633	—	—
Total contractual cash obligations	$58,841	$8,117	$5,757	$43,884	$613	$470

(1) Base compensation only; does not include any performance bonuses.

(2) Calculation based on the period from January 18, 2007 through July 6, 2007.

(3) Assumes interest at 12% default rate through September 30, 2007.

Capital Expenditures:

The Company estimates that it will have capital expenditures aggregating approximately $750,000 for the remainder of the year ending December 31, 2007.

Off-Balance Sheet Arrangements:

At June 30, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company delivered notice to holders of its outstanding senior and subordinated indebtedness that, as of January 18, 2007, an event of default had been triggered under their respective senior and subordinated financing documents as described below.  On July 28, 2005, the Company issued $15,000,000 of 11.25% senior secured notes (the “Original Senior Amount”), of which approximately $13,307,000 is currently outstanding, and $31,460,500 of 4.0% convertible subordinated notes (the “Original Subordinated Amount”), of which approximately $27,658,000 is currently outstanding.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may demand redemption of all or any portion of their respective notes under certain conditions as described in the subordinated financing documents.  As of the date of this filing, the Company had not received a request to accelerate or redeem any portion of the outstanding indebtedness from any senior or subordinated holder.  The Company does not have the capital resources necessary to repay any accelerated indebtedness or redemption.  All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006.  In addition, the quarterly interest payments due on the outstanding senior indebtedness in March 2007 and June 2007 were timely paid.  Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

The financing documents governing the terms and conditions of the senior and subordinated indebtedness require the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder.  A resale registration statement on Form SB-2, as amended, was declared effective by the SEC on December 9, 2005.  The Company subsequently filed Post-Effective Amendment No. 1 to the registration statement on Form SB-2, which was declared effective by the SEC on May 1, 2006, and Post-Effective Amendment No. 2 to the registration statement on Form SB-2, which was declared effective by the SEC on July 6, 2007.  As a result of the determination to restate previously issued financial statements, the Form SB-2 was not available for use by the holders between December 21, 2006 and July 6, 2007.

The financing documents specify that an event of default of the senior and subordinated indebtedness is triggered if a resale registration statement is unavailable for use by the holders for a period of more than ten consecutive trading days after the expiration of an allowable ten-day grace period.  The Company invoked its use of the ten-day allowable grace period on December 21, 2006, which expired on December 31, 2006.  As of January 18, 2007, the Form SB-2 remained unavailable for use by the holders, and it continued to be unavailable for use until July 6, 2007, when Amendment No. 2 to the registration statement on Form SB-2 was declared effective by the SEC.  Accordingly, at June 30, 2007 and December 31, 2006, the registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder of the senior and subordinated indebtedness was not effective.  As a result, an event of default, among others, of the senior and subordinated indebtedness was triggered by the unavailability of the Form SB-2 to the holders between December 21, 2006 and July 6, 2007.  The financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original Senior Financing, on a pro rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original Sub-Debt Financing, on a pro rata basis.  These cash penalties are due and payable by the Company at the end of each thirty-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 30, 2007, and monthly thereafter.

Pursuant to a Forbearance and Consent Agreement dated as of April 17, 2007, the investors in the Senior Financing agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, through May 31, 2007, in exchange for a cash payment of $250,000, which was paid by the Company on April 18, 2007.  On May 31, 2007, the Company exercised its right to extend the forbearance period under the Forbearance and Consent Agreement through June 30, 2007 in exchange for an additional cash payment of $125,000 by the Company.  On June 25, 2007, the Company extended the forbearance period through July 31, 2007 in exchange for an additional cash payment of $125,000.  The payments made by the Company under the Forbearance and Consent Agreement will be credited against the registration delay cash penalties or any other amounts ultimately determined to be due the investors in the Senior Financing.  On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and Sub-Debt Financing.  The Forbearance and Consent Agreement expired on July 31, 2007.  Although the Company and its advisors are in ongoing discussions with the investors in the Senior Financing and the investors in the Sub-Debt Financing as to a comprehensive resolution of the matters discussed herein, the Company cannot predict the ultimate outcome of such discussions, or what unilateral actions, if any, the investors in the Senior Financing may decide to take, and when, under their financing documents.

In conjunction with the aforementioned financing transactions, a Subordination Agreement dated July 28, 2005 was entered into between the Company, the Senior Financing investors, and the Sub-Debt Financing investors pursuant to which the Sub-Debt Financing investors agreed to subordinate their rights to the investors in the Senior Financing in the event of a default under the Senior Financing transaction documents and on certain other terms and conditions described therein.  The Forbearance and Consent Agreement that the Company entered into with the investors in the Senior Financing did not impact the investors in the Sub-Debt Financing.  Since the Subordination Agreement limits the rights of the investors in the Sub-Debt Financing, the Company has not paid any interest or penalties to the investors in the Sub-Debt Financing in 2007.

On August 3, 2007, the Company entered into a Waiver and Forbearance Agreement with the holders of the Sub-Debt Financing pursuant to which the holders agreed to waive their right to charge the 12.0% default interest rate triggered by the Company’s defaults under the Subordinated Financing transaction documents and instead charge the 4.0% standard interest rate on the Sub-Debt Notes for the period from July 16, 2007 through August 31, 2007 (the “Forbearance Period”).  The holders of the Sub-Debt Financing also agreed to forbear from exercising any of their other rights and remedies under the Sub-Debt Financing transaction documents during the Forbearance Period, upon the terms and conditions in the Waiver and Forbearance Agreement.

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at June 30, 2007 and December 31, 2006.

The Company has entered into an exclusive agreement with a financial advisor to assist in negotiations with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties, and various related matters.  The Company is unable to predict the outcome of such negotiations.  The Company is exploring various alternatives to resolve the defaults under its senior and subordinated debt obligations.  To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner, the registration delay penalties and ongoing default interest will have a significant and material negative impact on the Company’s cash flows and earnings, such that the Company may not have sufficient cash resources to maintain operations in the future.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

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

ARTISTdirect, Inc.
(Registrant)

Date: August 13, 2007	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer
(Duly Authorized Officer)

Date: August 13, 2007	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2007	By:	/s/ RENE L. ROUSSELET
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

10.64

Notice of Extension of Forbearance Period dated May 31, 2007 to U.S. Bank National Association, as Collateral Agent, by JMB Capital Partners, L.P., JMP Capital Partners, L.P., JMG Triton Offshore Fund, Ltd., and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 99.1 to current report on Form 8-K filed on June 4, 2007).

10.65

Amendment No. 1 dated June 25, 2007 to the Forbearance and Consent Agreement dated as of April 17, 2007 by and among the Registrant, U.S. Bank National Association, as Collateral Agent, JMB Capital Partners, L.P., JMG Capital Partners, L.P., JMG Triton Offshore Fund, Ltd. and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on June 28, 2007).

10.66

Waiver and Forbearance Agreement, dated as of August 3, 2007, by and among the Registrant, DKR Soundshore Oasis Holding Fund, Ltd., CCM Master Qualified Fund, Ltd., Cliff Chapman, Longview Fund, LP, Longview Equity Fund, LP, Longview International Equity Fund, LP, Randy Saaf, Octavio Herrera, Michael Rapp, Philip Wagenheim, Karl Brenza and Jeffrey Meshel (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on August 8, 2007).

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