Form 10QSB
period 2007-09-30
ARTISTDIRECT INC
filed 2007-11-14
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 31, 2007, the Company had 10,333,127 shares of common stock, par value $0.01 per share, issued and outstanding.

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

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except for share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,360	$5,602
Restricted cash	278	364
Accounts receivable, net of allowance for doubtful accounts of $393 at September 30, 2007 and $421 at December 31, 2006	6,640	6,928
Income taxes refundable	330	—
Finished goods inventory	—	281
Prepaid expenses and other current assets	627	204
Total current assets	14,235	13,379

Property and equipment	4,362	4,197
Less accumulated depreciation and amortization	(2,322)	(1,729)
Property and equipment, net	2,040	2,468

Other assets:
Intangible assets:
Customer relationships, net	629	1,195
Proprietary technology, net	2,112	4,012
Non-competition agreements, net	481	728
Goodwill	31,085	31,085
Total intangible assets, net	34,307	37,020
Deferred financing costs, net	1,455	2,084
Deposits	20	21
Total other assets	35,782	39,125
	$52,057	$54,972

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(amounts in thousands, except for share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$1,406	$1,832
Accrued expenses	2,882	1,575
Accrued interest payable	2,323	67
Deferred revenue	298	39
Income taxes payable	147	495
Liquidated damages payable under registration rights agreements, net of advance payments of $500	2,558	3,777
Warrant liability	3,073	4,715
Derivative liability	11,300	18,356
Senior secured notes payable, net of discount of $766 and $1,110 at September 30, 2007 and December 31, 2006, respectively (in default)	12,541	12,197
Subordinated convertible notes payable, net of discount of $4,554 and $6,516 at September 30, 2007 and December 31, 2006, respectively (in default)	23,104	21,142
Total current liabilities	59,632	64,195

Long-term liabilities:
Deferred rent	189	199
Deferred income taxes payable	264	264
Total long-term liabilities	453	463

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $0.01 par value -
Authorized – 60,000,000 shares
Issued and outstanding – 10,333,127 shares and 10,188,445 shares at September 30, 2007 and December 31, 2006, respectively	103	102
Additional paid-in-capital	234,988	233,197
Accumulated deficit	(243,119)	(242,985)
Total stockholders’ deficiency	(8,028)	(9,686)
	$52,057	$54,972

See accompanying notes to condensed consolidated financial statements.

ARTIST direct, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net revenue:
E-commerce	$337	$663	$1,340	$1,917
Media	1,974	1,572	5,139	3,937
Anti-piracy and file-sharing marketing services	3,627	4,158	11,498	11,781
Total net revenue	5,938	6,393	17,977	17,635
Cost of revenue:
E-commerce	353	612	1,378	1,799
Media	969	709	2,562	2,110
Anti-piracy and file-sharing marketing services	2,414	2,040	6,928	5,617
Total cost of revenue	3,736	3,361	10,868	9,526
Gross profit	2,202	3,032	7,109	8,109
Operating expenses:
Sales and marketing	553	296	1,439	839
General and administrative, including stock-based compensation of $702 and $652 for the three months ended September 30, 2007 and 2006, respectively, and $1,690 and $1,736 for the nine months ended September 30, 2007 and 2006, respectively	2,982	2,107	8,490	6,896
Development and engineering	106	—	419	—
Write-off of fixed assets	—	—	97	—
Total operating costs	3,641	2,403	10,445	7,735
Income (loss) from operations	(1,439)	629	(3,336)	374
Other income (expense):
Interest income	59	45	160	76
Interest expense	(1,805)	(1,472)	(5,733)	(4,411)
Loss on foreign currency transactions	—	—	(14)	—
Other income	—	10	—	63
Reduction in liquidated damages payable under registration rights agreements	—	—	719	—
Change in fair value of warrant liability	512	1,139	1,643	(1,818)
Change in fair value of derivative liability	2,702	1,236	7,056	(2,765)
Reduction in exercise price of warrants	—	—	—	(641)
Amortization of deferred financing costs	(212)	(212)	(629)	(646)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—	—	—	(1,580)
Income (loss) before income taxes	(183)	1,375	(134)	(11,348)
Provision for income taxes	—	536	—	797
Net income (loss)	$(183)	$839	$(134)	$(12,145)

Net income (loss) per common share:
Basic	$(0.02)	$0.03	$(0.01)	$(1.46)
Diluted	$(0.02)	$0.03	$(0.01)	$(1.46)

Weighted average common shares outstanding:
Basic	10,292,611	27,933,889	10,228,904	8,296,876
Diluted	10,292,611	30,543,558	10,228,904	8,296,876

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficiency (Unaudited)

(amounts in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance at January 1, 2007	10,188,445	$102	$233,197	$(242,985)	$(9,686)
Fair value of stock options granted	—	—	1,633	—	1,633
Common stock issued for consulting services	17,307	—	57	—	57
Common stock issued upon exercise of stock options	127,375	1	101	—	102
Net loss	—	—	—	(134)	(134)
Balance at September 30, 2007	10,333,127	$103	$234,988	$(243,119)	$(8,028)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net loss	$(134)	$(12,145)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,371	6,229
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—	1,580
Provision for doubtful accounts	10	(67)
Stock-based compensation	1,690	1,736
Deferred income taxes	—	(1)
Other	—	(88)
Change in fair value of warrant liability	(1,643)	1,818
Change in fair value of derivative liability	(7,056)	2,765
Reduction in exercise price of warrants	—	641
Reduction in liquidated damages payable under registration rights agreements	(719)	—
Write-off of fixed assets	97	—
Sub-total	(1,384)	2,468
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	278	(2,342)
Finished goods inventory	281	(40)
Prepaid expenses and other current assets	(423)	(183)
Income taxes refundable	(330)	828
Deposits	1	4
Increase (decrease) in -
Accounts payable	(426)	109
Accrued expenses	1,307	(32)
Accrued interest payable	2,256	(545)
Deferred revenue	259	(321)
Deferred rent	(10)	200
Income taxes payable	(348)	—
Liquidated damages payable under registration rights agreements	(500)	—
Net cash provided by operating activities	961	146

Cash flows from investing activities:
Purchases of property and equipment	(391)	(955)
Net cash used in investing activities	(391)	(955)

Cash flows from financing activities:
Proceeds from exercise of stock options	102	71
Proceeds from exercise of warrants	—	5,212
Principal payments on senior secured notes payable	—	(1,693)
(Increase) decrease in restricted cash	86	(4)
Net cash provided by financing activities	188	3,586

Cash and cash equivalents:
Net increase	758	2,777
Balance at beginning of period	5,602	3,102
Balance at end of period	$6,360	$5,879

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$1,139	$2,585
Income taxes	$678	$—

Non-cash investing and financing activities:
Warrant liability transferred to additional paid-in capital as a result of exercise of warrants	$—	$9,311
Common stock issued upon conversion of subordinated convertible notes payable	$—	$3,275
Derivative liability transferred to additional paid-in capital as a result of conversions of subordinated convertible notes payable	$—	$3,915

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months and Nine Months Ended September 30, 2007 and 2006 (2006 restated)

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

The recognition of these derivative amounts did not have any impact on the Company’s revenues, operating expenses, income taxes or cash flows. The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $31,460,500 of convertible subordinated notes, and is being amortized over the term of the debt. The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations. The Company has accounted for the registration rights penalties (see Note 4) in accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-10-2”), which the Company adopted as of December 31, 2006, and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

In addition to the adjustment for the embedded derivatives associated with the Sub-Debt Notes, the Company revised the initial valuation and subsequent changes to fair value of the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing (see Note 5).

A summary of the significant adjustments recorded to restate the financial statements as of and for the three months and nine months ended September 30, 2006 is presented below. The restatement did not have an impact on the Company’s cash flows for the three months and nine months ended September 30, 2006.

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

The following table presents the impact of the restatement on the effected balance sheet categories at September 30, 2006 (amounts in thousands):

	As Previously Reported	Restatement Adjustments	Adjustment Legend	As Restated

Deferred financing costs	$2,139	$166	(c)	$2,305
Warrant liability	6,209	1,620	(c), (d)	7,829
Derivative liability	—	29,052	(a), (b)	29,052
Discount on senior secured notes payable	864	362	(c), (d)	1,226
Discount on subordinated convertible notes payable	540	6,673	(a), (b), (c)	7,213
Additional paid-in capital	225,348	6,724	(e)	232,072
Accumulated deficit	$(220,045)	$(30,195)	(a), (b), (c), (d)	$(250,240)

The following table presents the impact of the restatement on the statements of operations for the three months and nine months ended September 30, 2006 (amounts in thousands, except per share data):

		Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Adjustment Legend	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Income (loss) from operations		$629	$—	$629	$374	$—	$374
Interest income		45	—	45	76		76
Other income		10	—	10	63	—	63
Interest expense	(a), (c)	(825)	(647)	(1,472)	(2,449)	(1,962)	(4,411)
Amortization of deferred financing costs	(c)	(197)	(15)	(212)	(600)	(46)	(646)
Change in fair value of warrant liability	(c), (d)	887	252	1,139	(9,452)	7,634	(1,818)
Change in value of derivative liability	(a), (b)	—	1,236	1,236	—	(2,765)	(2,765)
Write-off of unamortized discount on debt and deferred financing costs due to conversion of subordinated convertible notes payable and principal payments on senior secured notes payable	(a), (c)	—	—	—	(537)	(1,043)	(1,580)
Reduction in exercise price of warrants	(c), (d)	—	—	—	(797)	156	(641)
Income (loss) before income taxes		549	826	1,375	(13,322)	1,974	(11,348)
Provision for income taxes		(536)	—	(536)	(797)	—	(797)
Net income (loss)		$13	$826	$839	$(14,119)	$1,974	$(12,145)

Net income (loss) per share – basic		$0.00		$0.03	$(1.70)		$(1.46)
Net income (loss) per share - diluted		$0.00		$0.03	$(1.70)		$(1.46)

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As a result of the matters described herein, the Company’s independent registered public accounting firm, in its report on the Company’s 2006 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

As a result of communications with the Staff of the SEC in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate previously issued financial statements. As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness, which then triggered an event of default with respect to its registration rights agreements with the holders of such indebtedness. Accordingly, beginning January 18, 2007, the Company began to incur liquidated damages under its registration rights agreements aggregating approximately $540,000 per month, and the interest rate on its subordinated convertible notes payable increased from 4.0% per annum to 12.0% per annum, an increase of approximately $183,000 per month.

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

During 2005 and 2006 and the nine months ended September 30, 2007, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and its originally scheduled (i.e., undefaulted) debt service obligations to both the senior and subordinated debt holders, and management currently anticipates that cash flows from operations will be adequate to fund operating and debt service requirements (based on the original terms as contemplated in the senior and subordinated loan agreements and excluding the registration penalty amounts) for the remainder of 2007 and generate operating cash flows in excess of pre-default amounts for at least the next twelve months.

Primarily as a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at September 30, 2007 and December 31, 2006. Notwithstanding such developments, the Company believes that it would have been out of compliance with certain of its financial covenants at September 30, 2007.

As of September 30, 2007 and December 31, 2006, approximately $13,307,000 principal amount was outstanding with respect to the Senior Financing, and approximately $27,658,000 principal amount was outstanding with respect to the Sub-Debt Financing.  In addition, at September 30, 2007, approximately $775,000 and $1,783,000 was outstanding with respect to accrued registration delay penalties to the holders of the Senior Financing and the Sub-Debt Financing, respectively, and approximately $116,000 and $2,207,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively. The Company has not paid the registration delay penalties to either the holders of the Senior Notes or the Sub-Debt Notes, although it has made advance payments to the holders of the Senior Notes aggregating $500,000. As a result of the registration failure, the failure to pay the registration delay penalties and the various financial covenant and other breaches of the terms of the Senior Financing and the Sub-Debt Financing, multiple events of default exist under the Senior Financing and the Sub-Debt Financing. The terms of the Subordination Agreement among the Company and the creditor parties thereto (the “Subordination Agreement”) prevent the Company from making any cash payments to the Sub-Debt Note holders until the events of default under the Senior Financing are either cured or waived. Furthermore, upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may only demand redemption of all or any portion of their respective notes under certain circumstances as described in the Subordination Agreement.

On October 16, 2007, the Company received an Event of Default Redemption Notice from the holders of approximately $2,693,000 principal amount of Sub-Debt Notes demanding that the Company redeem their Sub-Debt Notes. The Company believes and has advised these Sub-Debt Note holders that redemption (including the demand for redemption) is not permitted under the terms of the Subordination Agreement. On November 1, 2007, the Company received a copy of a letter to the Sub-Debt Note holders from Senior Note holders representing approximately 66% of the Senior Notes. The letter advised the Sub-Debt Note holders that the Subordination Agreement prohibits the Company from redeeming any Sub-Debt Notes and prohibits any Sub-Debt Note holder from pursuing any remedies. The letter further stated that the Senior Note holders were inclined to give the Company until November 30, 2007 to either cure the existing events of default or to pay off the obligations to the Senior Note holders in full, or the Senior Note holders expect they will likely begin to exercise additional remedies to obtain payment of their outstanding obligations. The Company does not have the capital resources necessary to cure the existing events of default, or to repay any accelerated indebtedness or redemption or penalty amounts.

All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006. In addition, the quarterly interest payments due on the outstanding senior indebtedness in March 2007, June 2007 and September 2007 were timely paid.

Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

Pursuant to a Forbearance and Consent Agreement with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, from April 17, 2007 through July 31, 2007, in exchange for aggregate cash payments of $500,000. The payments made by the Company under the Forbearance and Consent Agreement may be credited against the registration delay cash penalties or any other amounts ultimately determined to be due the investors in the Senior Financing. On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and Sub-Debt Financing. Although the Company and its representatives and advisors are in ongoing discussions with the investors in the Senior Financing and the investors in the Sub-Debt Financing as to a comprehensive resolution of the matters discussed herein, the Company cannot predict the ultimate outcome of such discussions.

On August 3, 2007, the Company entered into a Waiver and Forbearance Agreement with the holders of the Sub-Debt Financing pursuant to which the holders agreed to waive their right to charge the 12.0% default interest rate triggered by the Company’s defaults under the Subordinated Financing transaction documents and instead charge the 4.0% standard interest rate on the Sub-Debt Notes for the period from July 16, 2007 through August 31, 2007 (the “Forbearance Period”). The holders of the Sub-Debt Financing also agreed to forbear from exercising any of their other rights and remedies under the Sub-Debt Financing transaction documents during the Forbearance Period, upon the terms and conditions in the Waiver and Forbearance Agreement. Effective September 1, 2007, the interest rate returned to the 12.0% default interest rate.

The registration delay penalties and ongoing default interest charges are continuing to have a significant and material negative impact on the Company’s operations and cash flows. The Company and its representatives and advisors are in ongoing discussions with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties and default interest, and various related matters. The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations, but is unable to predict the outcome of such negotiations. To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner and/or the lenders begin to exercise additional remedies to enforce their rights, the Company will not have sufficient cash resources to maintain its operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization, including a filing under Chapter 11 of the United States Bankruptcy Code.

2. BASIS OF PRESENTATION

Principles of Consolidation:

The accompanying condensed financial statements include the consolidated accounts of ADI and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated for all periods presented.

Interim Financial Information:

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2007, the results of operations for the three months and nine months ended September 30, 2007 and 2006, and the cash flows for the nine months ended September 30, 2007 and 2006. The condensed consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements as of that date.

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

The Company’s results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

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

Development and Engineering Costs:

Development and engineering costs, which are presented as a separate line item in the statement of operations in 2007, consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s web-site. These costs are charged to operations as incurred. During the three months and nine months ended September 30, 2006, these costs, which were not material, were included in cost of revenue.

Reclassification:

Certain amounts have been reclassified from their presentation in 2006 to conform to the current year’s presentation. Such reclassifications did not have any effect on income (loss) from operations, net income (loss), or operating cash flows.

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

The Company has determined that the convertible subordinated notes payable are a participating security, as each note holder is entitled to receive any dividends paid and distributions made to the common stockholders as if the note had been converted into common stock on the record date. The participatory shares are included in the weighted average shares outstanding as of the beginning of each period in calculating the basic weighted average shares outstanding.

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

The calculation of diluted weighted average common shares outstanding for the three months and nine months ended September 30, 2007 and 2006 is based on the average of the closing price of the Company’s common stock during each respective period. The calculation of diluted income (loss) per share for the three months ended September 30, 2007 and the nine months ended September 30, 2007 and 2006 excluded the effect from the conversion of subordinated convertible notes payable and the exercise of stock options and senior and sub-debt warrants since their effect would have been anti-dilutive. The calculation of diluted income per share for the three months ended September 30, 2006 included the impact from dilutive stock options and senior and sub-debt warrants, but excluded the effect from the conversion of subordinated convertible notes payable, as well as stock options and warrants representing 585,149 shares and 433,333 shares, respectively, since their effect would have been anti-dilutive.

Issued but unvested shares of common stock are excluded from the calculation of basic earnings per share, but are included in the calculation of diluted earnings per share, to the extent that they are not anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Numerator:
Net income (loss), as reported	$(183)	$839	$(134)	$(12,145)

Allocation of net income (loss), as reported:
Basic:
Net income (loss) applicable to common stockholders	$(183)	$300	$(134)	$(12,145)
Net income (loss) applicable to convertible sub-debt note holders	—	539	—	—

Net income (loss), as reported	$(183)	$839	$(134)	$(12,145)

Diluted:
Net income (loss) applicable to common stockholders	$(183)	$347	$(134)	$(12,145)
Net income (loss) applicable to convertible sub-debt note holders	—	492	—	—

Net income (loss), as reported	$(183)	$839	$(134)	$(12,145)

Denominator:
Weighted average common shares outstanding	10,292,611	9,998,869	10,228,904	8,296,876
Weighted average common shares attributable to subordinated notes	—	17,935,020	—	—
Weighted average common shares used in calculating basic net income (loss) per common share	10,292,611	27,933,889	10,228,904	8,296,876

Weighted average common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	—	2,609,669	—	—
Weighted average common shares issuable upon exercise of sub-debt warrants, based on the treasury stock method	—	—	—	—

Weighted average common shares used in computing diluted net income (loss) per common share	10,292,611	30,543,558	10,228,904	8,296,876

Calculation of net income (loss) per common share:
Basic:
Net income (loss) applicable to common stockholders	$(183)	$839	$(134)	$(12,145)

Weighted average common shares used in calculating basic net income (loss) per common share	10,292,611	27,933,889	10,228,904	8,296,876

Net income (loss) applicable to common stockholders	$(0.02)	$0.03	$(0.01)	$(1.46)

Diluted:
Net income (loss) applicable to common stockholders	$(183)	$839	$(134)	$(12,145)

Weighted average common shares used in calculating diluted net income (loss) per common share	10,292,611	30,543,558	10,228,904	8,296,876

Net income (loss) applicable to common stockholders	$(0.02)	$0.03	$(0.01)	$(1.46)

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

During the three months and nine months ended September 30, 2007, the Company recorded $580,000 and $1,354,000, respectively, and during the three months and nine months ended September 30, 2006, the Company recorded $587,000 and $1,616,000, respectively, as a charge to operations to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R.

At September 30, 2007, the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R on January 1, 2006 (excluding milestone–vested options), based on the fair values previously calculated, will be charged to operations over the remaining vesting period of the outstanding options as follows (amounts are in thousands):

Years Ending December 31,
2007 (three months)	$323
2008	883
2009	26
Total	$1,232

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

EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, an asset or a liability.  When the ability to physically or net-share settle a conversion option or the exercise of freestanding options or warrants is deemed to be not within the control of the Company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.

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

Foreign Currency Transactions:

The Company’s reporting currency and functional currency is the United States dollar. The Company periodically receives payments for services in Canadian dollars and British pounds, which are translated into United States dollars using the exchange rate in effect at the date of payment. Gains or losses resulting from foreign currency transactions, to the extent material, are included in other income (expense) in the statement of operations.

Change in Estimate:

At June 30, 2007, the Company evaluated the useful life of certain of its computer equipment and determined to reduce the depreciation period from 7 years to 5 years. The effect of this change in estimate was to increase depreciation expense by approximately $124,000 and $248,000 for the three months and nine months ended September 30, 2007, respectively. The Company estimates that this change in estimate will increase depreciation expense by a total of approximately $371,000 in 2007 and $168,000 in 2008 in excess of the amounts that would have been recorded as depreciation expense originally.

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

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either on a gross basis - that is, including the taxes within revenue - or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. The Company collects various state sales taxes that fall under the scope of EITF 06-3 on goods that it sells in its e-commerce business segment and is accounting for and reporting such taxes on a net basis. EITF 06-3 is effective for financial reports for interim periods and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 effective January 1, 2007. The adoption of EITF 06-3 did not have a material effect on the Company’s financial statements.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of September 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.

SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for:  SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and to interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

Other than the foregoing, management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. ACQUISITION OF MEDIADEFENDER, INC.

On July 28, 2005, the Company consummated the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) entered into by and among the Company, ARTISTdirect Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and MediaDefender. Under the terms of the Merger Agreement, Merger Sub merged with and into MediaDefender, the separate corporate existence of Merger Sub ceased and MediaDefender survived as a wholly-owned subsidiary of the Company. The stockholders of MediaDefender received aggregate consideration of $42,500,000 in cash, subject to certain holdbacks and adjustments described in the Merger Agreement

MediaDefender is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry. During the year ended December 31, 2006, MediaDefender also began to offer file-sharing marketing services, wherein MediaDefender redirects, for a fee, specific peer-to-peer traffic on the Internet to designated client destinations.

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

4.          FINANCING TRANSACTIONS WITH RESPECT TO MEDIADEFENDER, INC. ACQUISITION (CURRENTLY IN DEFAULT)

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

The Sub-Debt Notes contain reset, anti-dilution and change-in-control provisions that the Company has determined caused such debt instruments to be classified as “non-conventional” debt. Upon evaluation of such debt instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes on the date of issuance (including, specifically, the initial $1.55 per share fixed conversion feature, which was in excess of the $1.43 per share fair market value of the Company’s common stock on the date of issuance) and to classify such rights as either assets or liabilities. The fair value of these bifurcated derivatives as of July 28, 2005, as determined by an independent valuation firm, was calculated in accordance with SFAS No. 133 Implementation Issue No. B15, “Embedded Derivatives:  Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”, using a binomial lattice model utilizing highly subjective and theoretical assumptions that can materially affect fair values from period to period. The recognition of these derivative amounts did not have any impact on the Company’s revenues, operating expenses or cash flows. The Company recorded an initial embedded derivative liability of $10,534,000, which was recorded as a discount to the $31,460,500 of convertible subordinated notes, and is being amortized over the term of the debt. The carrying value of the embedded derivative liability is being adjusted to reflect any material changes in such liability from the date of issuance to the end of each subsequent reporting period, with any such changes included in other income (expense) in the statement of operations. The Company has accounted for registration rights penalties in accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which the Company adopted as of December 31, 2006, and SFAS No. 5, “Accounting for Contingencies”.

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

As a result of the $0.15 warrant exercise price reduction offered to the investors in the Senior Financing in April 2006, the Company recorded a charge to operations during the nine months ended September 30, 2006 for the aggregate fair value of such exercise price reductions of $423,000 relating to the warrants held and exercised by the Senior Financing investors in April 2006. The Company provided this consideration primarily in exchange for a waiver of and amendment to certain of the financial covenants contained in the loan agreements entered into in conjunction with the July 2005 acquisition of MediaDefender. The amount charged to operations was calculated by multiplying the $0.15 reduction, which represented the fair value of the consideration transferred, by the number of warrants that elected to accept the Company’s offer and exercise, as follows:  $0.15 x 2,816,667 = $423,000. This charge to operations was presented as reduction in exercise price of warrants and was included in other income (expense) in the statement of operations.

As a result of the $0.12 warrant exercise price reduction provided to the investors in the Sub-Debt Financing in April 2006, the Company recorded a charge to operations during the nine months ended September 30, 2006 for the aggregate fair value of such exercise price reductions of $218,000 relating to the warrants held by the investors in the Sub-Debt Financing in April 2006. The Company provided this consideration in exchange for a waiver of and amendment to certain of the financial covenants contained in the loan agreements entered into in conjunction with the July 2005 acquisition of MediaDefender. This amount was calculated by determining the difference between the fair value of the warrants held by the investors in the Sub-Debt Financing, based on a comparison of updated Black-Scholes calculations using the original $1.55 exercise price and the reduced $1.43 exercise price. The Company utilized revised Black-Scholes input metrics to reflect updated changes, in particular to estimated life and volatility. The result was that the Black-Scholes value of the Sub-Debt warrants was $3.54, based on the original $1.55 exercise price, as compared to a Black-Scholes value of $3.61, based on the reduced exercise price of $1.43. The amount charged to operations was calculated by multiplying the $0.07 difference ($3.61 - $3.54), which represented the fair value of the consideration transferred, by the number of warrants affected, as follows:  $0.07 x 3,113,709 = $218,000. This charge to operations was presented as reduction in exercise price of warrants and was included in other income (expense) in the statement of operations.

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

The financing documents governing the terms and conditions of the senior and subordinated indebtedness required the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder. A resale registration statement on Form SB-2, as amended, was declared effective by the SEC on December 9, 2005.  The Company subsequently filed Post-Effective Amendment No. 1 to the registration statement on Form SB-2, which was declared effective by the SEC on May 1, 2006, and Post-Effective Amendment No. 2 to the registration statement on Form SB-2, which was declared effective by the SEC on July 6, 2007.  As a result of the determination to restate previously issued financial statements (see Note 1), the Form SB-2 was not available for use by the holders between December 21, 2006 and July 6, 2007.

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

As of January 18, 2007, the Form SB-2 remained unavailable for use by the holders, and it continued to be unavailable for use until July 6, 2007, when Amendment No. 2 to the registration statement on Form SB-2 was declared effective by the SEC.  Accordingly, at December 31, 2006, March 31, 2007 and June 30, 2007, the registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder of the senior and subordinated indebtedness was not effective. As a result, an event of default, among others, with respect to the senior and subordinated indebtedness was triggered by the unavailability of the Form SB-2 to the holders between December 21, 2006 and July 6, 2007. The financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original Senior Financing, on a pro rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original Sub-Debt Financing, on a pro rata basis.  These cash penalties are due and payable by the Company at the end of each thirty-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 30, 2007, and monthly thereafter.

In accordance with EITF 00-19-2, which the Company adopted as of December 31, 2006, and SFAS No. 5, the Company accrued seven months liquidated damages (through mid-August 2007) under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006, which was reduced by $719,000 at June 30, 2007 as a result of the Company’s registration statement being declared effective on July 6, 2007, which was earlier than originally estimated, and by an aggregate of $500,000 of advance payments made to the holders of the Senior Financing during the nine months ended September 30, 2007 for liquidated damages under the registration rights agreement. Accordingly, liquidated damages payable under registration rights agreements were $2,558,000 at September 30, 2007 and $3,777,000 at December 31, 2006, and were reflected as a current liability at such dates. The Company believes that the amount of the liquidated damages accrued reflects the undiscounted maximum potential amount of liquidated damages payable to the holders of the Senior Financing and the Sub-Debt Financing since the underlying shares become generally available for resale under an effective registration statement on July 6, 2007

Since the registration rights component of the derivative liabilities was not material through September 30, 2006, there was no cumulative-effect adjustment recorded as a result of the transition rules with respect to the adoption of EITF-00-19-2 at December 31, 2006. The Company will continue to review the status of the registration statement and adjust the accrued liquidated damages under the registration rights agreements at each quarter end to the extent necessary.

A summary of the registration penalty accrual at September 30, 2007 and December 31, 2006 is presented below.

	September 30,	December 31,
	2007	2006

Senior secured notes payable	$775,000	$1,575,000
Subordinated convertible notes payable	1,783,000	2,202,000
Total registration penalty accrual	$2,558,000	$3,777,000

As of September 30, 2007 and December 31, 2006, approximately $13,307,000 principal amount was outstanding with respect to the Senior Financing, and approximately $27,658,000 principal amount was outstanding with respect to the Sub-Debt Financing.  In addition, at September 30, 2007, approximately $775,000 and $1,783,000 was outstanding with respect to accrued registration delay penalties to the holders of the Senior Financing and the Sub-Debt Financing, respectively, and approximately $116,000 and $2,207,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively. The Company has not paid the registration delay penalties to either the holders of the Senior Notes or the Sub-Debt Notes, although it has made advance payments to the holders of the Senior Notes aggregating $500,000. As a result of the registration failure, the failure to pay the registration delay penalties and the various financial covenant and other breaches of the terms of the Senior Financing and the Sub-Debt Financing, multiple events of default exist under the Senior Financing and the Sub-Debt Financing. The terms of the Subordination Agreement among the Company and the creditor parties thereto (the “Subordination Agreement”) prevent the Company from making any cash payments to the Sub-Debt Note holders until the events of default under the Senior Financing are either cured or waived. Furthermore, upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may only demand redemption of all or any portion of their respective notes under certain circumstances as described in the Subordination Agreement.

On October 16, 2007, the Company received an Event of Default Redemption Notice from the holders of approximately $2,693,000 principal amount of Sub-Debt Notes demanding that the Company redeem their Sub-Debt Notes. The Company believes and has advised these Sub-Debt Note holders that redemption (including the demand for redemption) is not permitted under the terms of the Subordination Agreement. On November 1, 2007, the Company received a copy of a letter to the Sub-Debt Note holders from Senior Note holders representing approximately 66% of the Senior Notes. The letter advised the Sub-Debt Note holders that the Subordination Agreement prohibits the Company from redeeming any Sub-Debt Notes and prohibits any Sub-Debt Note holder from pursuing any remedies. The letter further stated that the Senior Note holders were inclined to give the Company until November 30, 2007 to either cure the existing events of default or to pay off the obligations to the Senior Note holders in full, or the Senior Note holders expect they will likely begin to exercise additional remedies to obtain payment of their outstanding obligations. The Company does not have the capital resources necessary to cure the existing events of default, or to repay any accelerated indebtedness or redemption or penalty amounts.

All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006. In addition, the quarterly interest payments due on the outstanding senior indebtedness in March 2007, June 2007 and September 2007 were timely paid. Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

A summary of accrued interest payable at September 30, 2007 and December 31, 2006 is presented below.

	September 30,	December 31,
	2007	2006

Senior secured notes payable	$62,000	$67,000
Subordinated convertible notes payable	2,095,000	—
Liquidated damages payable under registration rights agreements with respect to:
Senior secured notes payable	54,000	—
Subordinated convertible notes payable	112,000	—
Total accrued interest payable	$2,323,000	$67,000

Pursuant to a Forbearance and Consent Agreement with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, from April 17, 2007 through July 31, 2007, in exchange for aggregate cash payments of $500,000. The payments made by the Company under the Forbearance and Consent Agreement may be credited against the registration delay cash penalties or any other amounts ultimately determined to be due the investors in the Senior Financing. On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and Sub-Debt Financing. Although the Company and its representatives and advisors are in ongoing discussions with the investors in the Senior Financing and the investors in the Sub-Debt Financing as to a comprehensive resolution of the matters discussed herein, the Company cannot predict the ultimate outcome of such discussions.

On August 3, 2007, the Company entered into a Waiver and Forbearance Agreement with the holders of the Sub-Debt Financing pursuant to which the holders agreed to waive their right to charge the 12.0% default interest rate triggered by the Company’s defaults under the Subordinated Financing transaction documents and instead charge the 4.0% standard interest rate on the Sub-Debt Notes for the period from July 16, 2007 through August 31, 2007 (the “Forbearance Period”). The holders of the Sub-Debt Financing also agreed to forbear from exercising any of their other rights and remedies under the Sub-Debt Financing transaction documents during the Forbearance Period, upon the terms and conditions in the Waiver and Forbearance Agreement. Effective September 1, 2007, the interest rate returned to the 12.0% default interest rate.

The Forbearance and Consent Agreement that the Company entered into with the investors in the Senior Financing did not impact the investors in the Sub-Debt Financing. Since the Subordination Agreement (as described above) limits the rights of the investors in the Sub-Debt Financing, the Company has not paid any interest or penalties to the investors in the Sub-Debt Financing in 2007.

Primarily as a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at September 30, 2007 and December 31, 2006.

Notwithstanding such developments, the Company believes that it would have been out of compliance with certain of its financial covenants at September 30, 2007.

The registration delay penalties and ongoing default interest charges are continuing to have a significant and material negative impact on the Company’s operations and cash flows. The Company and its representatives and advisors are in ongoing discussions with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties and default interest, and various related matters. The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations, but is unable to predict the outcome of such negotiations. To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner and/or the lenders begin to exercise additional remedies to enforce their rights, the Company will not have sufficient cash resources to maintain its operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization, including a filing under Chapter 11 of the United States Bankruptcy Code.

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

The valuation model used the following assumptions for the original valuation and for each succeeding quarterly valuation:

	2005			2006				2007
Embedded derivatives	7/28	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30

Initial fair value of common stock	$1.43	—	—	—	—	—	—	—	—	—
Fair value of common stock at each subsequent reporting period end	—	$2.50	$3.30	$4.50	$3.50	$3.25	$2.35	$1.90	$2.00	$1.80
Conversion price	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55
Terminal time period in months	48	46	43	40	37	34	31	28	25	22
Expected return	4.04%	4.18%	4.35%	4.82%	5.10%	4.59%	4.69%	4.58%	4.87%	3.97%
Initial volatility factor	55%	—	—	—	—	—	—	—	—	—
Volatility factor for each subsequent reporting period	—	54%	59%	56%	63%	63%	53%	60%	56%	63%
Triggering events to forced conversion:
Event 1 - stock price equal or above	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32
Event 2 - daily share trading volume equal or above	200,000	200,000	200,000	200,000	200,000	200,000	200,000	200,000	200,000	200,000
Lack of liquidity discount for the limitation on conversion	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%

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

The Company calculated the fair value of the various warrants using the Black-Scholes option-pricing model, using the volatility factor determined by the independent valuation firm. The valuation model used the following assumptions for the original valuation and for each succeeding quarterly valuation:

	2005			2006				2007
Warrant liability	7/28	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30

Initial fair value of common stock	$1.43	—	—	—	—	—	—	—	—	—
Fair value of common stock at each subsequent reporting period end	—	$2.50	$3.30	$4.50	$3.50	$3.25	$2.35	$1.90	$2.00	$1.80
Exercise price:
Senior warrants	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00
Sub-debt warrants	$1.55	$1.55	$1.55	$1.55	$1.43	$1.43	$1.43	$1.43	$1.43	$1.55
Libra warrants	$2.00	$2.00	$2.00	$2.00	—	—	—	—	—	—
Time period in months:
Senior warrants	60	58	55	52	49	46	43	40	37	34
Sub-debt warrants	60	58	55	52	49	46	43	40	37	34
Libra warrants	84	82	79	76	—	—	—	—	—	—
Expected return	4.04%	4.18%	4.35%	4.82%	5.10%	4.59%	4.69%	4.58%	4.87%	3.97%
Initial volatility factor	55%	—	—	—	—	—	—	—	—	—
Volatility factor for each subsequent reporting period	—	54%	59%	56%	63%	63%	53%	60%	56%	63%

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

6.   MEDIADEFENDER SECURITY BREACH

During the weekend of September 15 and 16, 2007, MediaDefender experienced an unlawful online security breach by hackers, which resulted in approximately 6,000 e-mails, as well as access to other confidential information and data, for the period from mid-December 2006 through September 10, 2007 being stolen and posted at numerous web-sites on the Internet. These e-mails contained confidential information and communications covering a wide variety of internal issues, including personal data, customer data and pricing information, and other sensitive information. This matter has been referred to the appropriate federal, state and local law enforcement organizations and an investigation is ongoing. An internal investigation of this matter is continuing, as a result of which the Company has revised various procedures and policies and enhanced its online and Internet security protocols. The Company does not believe that this breach has any impact on the Company’s accounting and financial controls or reporting systems.

As a result of this development, MediaDefender recorded approximately $600,000 for service credits to customers, which were recorded as a reduction to revenues during the three months ended September 30, 2007. This amount was determined based on various factors, including discussions with customers, and is subject to adjustment in future periods based on additional information. MediaDefender also recorded approximately $225,000 of legal, consulting and other direct costs related to the breach during the three months ended September 30, 2007.

7.   GOODWILL

Goodwill at September 30, 2007 and December 31, 2006 was $31,085,000, which was recorded in conjunction with the acquisition of MediaDefender in July 2005 (see Note 3).  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, an intangible asset that is not subject to amortization such as goodwill shall be tested for impairment at least on an annual basis, and more often under certain circumstances, and written down when impaired.  An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The first step of the impairment test consists of a comparison of the total fair value of each reporting unit to the reporting unit’s net assets on the date of the test.

If the fair value is in excess of the net assets, there is no indication of impairment and thus no need to perform the second step of the impairment test.

During the three months ended September 30, 2007, the Company performed its second annual impairment test relating to the acquisition of MediaDefender and determined that there was no indication of impairment.

The Company does not currently believe that there is a long-term impact on Media Defender due to the security breach described at Note 6. However, due to the fluid nature of the situation as it relates to the status of MediaDefender’s customer relationships and future business prospects, this assessment could change. Accordingly, the Company intends to perform another impairment test at December 31, 2007.

8.   RELATED PARTY TRANSACTIONS

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

On January 12, 2007, the Company entered into a new consulting agreement with Mr. Pulier (through WNT).  During the term of the new consulting agreement, which commenced January 12, 2007 and continues in effect until any party provides ten days prior written notice to the other parties of its intention to terminate, Mr. Pulier will provide non-exclusive consulting and advisory services to the Company outside of the ordinary course of his services as a member of the Board of Directors.  In consideration, Mr. Pulier (through WNT) is entitled to receive hourly compensation at the rate of $500 per hour.  Any consulting request made by the Company must be approved in advance by all parties prior to commencement of services.  The new consulting agreement was approved by the Compensation Committee of the Company’s Board of Directors. During the three months and nine months ended September 30, 2007, Mr. Pulier (through WNT) did not earn any fees under the new consulting agreement.

Effective August 31, 2007, Robert N. Weingarten, the Chief Financial Officer and Secretary of the Company resigned from all positions he held with the Company.  The Company and Mr. Weingarten entered into a Separation Agreement and Release dated August 31, 2007, whereas the Company and Mr. Weingarten mutually agreed to terminate their employment relationship as of August 31, 2007 and the parties released each other from any and all claims. As a result of this resignation, the Company and Mr. Weingarten entered into an Agreement for Consulting Services (the “Consulting Agreement”) dated August 31, 2007 whereas Mr. Weingarten will be retained as a consultant for a twelve-month period, unless sooner terminated pursuant to the terms of the Consulting Agreement, and shall be paid a base consulting fee of $16,250 per month.

In addition, the Company and Mr. Weingarten entered into an Omnibus Stock Option Amendment Agreement (the “Option Agreement”) dated August 31, 2007 whereas the Company agreed to amend certain provisions of stock options previously granted to Mr. Weingarten (see Note 9). Mr. Weingarten will be allowed to exercise the 120,000 stock options granted to him in 2004 until the original expiration date of March 29, 2011 without regard to his resignation from the Company. Pursuant to the Option Agreement, the vesting of time-vesting options to acquire 275,000 shares shall be accelerated provided he does not breach the Consulting Agreement such that the remaining unvested time-vesting options became fully vested and exercisable as of August 31, 2007.  The vesting of the performance-vesting options to acquire 275,000 shares shall occur only upon the closing of a sale, merger or other “change of control” transaction at a price above $3.10 per share occurring prior to August 31, 2008 provided he does not breach the Consulting Agreement.  In addition, Mr. Weingarten will be able to exercise the time-vesting options and the performance-vesting options, if vested, until August 5, 2010, without regard to his resignation provided he does not breach the Consulting Agreement.

During the three months and nine months ended September 30, 2007, the Company incurred legal fees of $3,000 and $6,000, respectively, to Davis Shapiro Lewit & Hayes, LLP, a law firm in which Fred Davis, a director of the Company, is a partner. During the three months and nine months ended September 30, 2006, the Company incurred legal fees to such law firm of $61,000 and $63,000, respectively.

9.   EQUITY-BASED TRANSACTIONS

On May 6, 2005, the Company issued to a consultant a stock option to purchase an aggregate of 22,000 shares of the Company’s common stock pursuant to the Company’s 1999 Employee Stock Option Plan exercisable for a period of five years at $1.00 per share, the market price on the date of the grant, pursuant to a short-term consulting agreement. The option was subject to milestones, one of which was partially attained during the nine months ended September 30, 2006, as a result of which options for 10,000 shares vested during such period. The fair value of the vested portion of this option, calculated pursuant to the Black-Scholes option-pricing model, of $35,000 was charged to operations during the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company issued 84,287 shares of common stock upon the exercise of stock options previously issued to employees and consultants, and received cash proceeds of approximately $71,000.

During the nine months ended September 30, 2006, the Company issued 2,112,902 shares of common stock upon the conversion of $3,275,000 of subordinated convertible notes payable.  As a result, $1,580,000 was charged to operations during the nine months ended September 30, 2006, consisting of related deferred financing costs of $349,000, debt discount costs related to warrants of $292,000, and debt discount costs related to embedded derivatives of $939,999. There were no conversions during the three months ended September 30, 2006.

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

As a result of the exercise by the warrant holders of certain of the Senior Warrant Shares and of the Libra Warrant Shares during April 2006, $9,311,000 of the warrant liability at March 31, 2006 was transferred to additional paid-in capital during the nine months ended September 30, 2006.

As a result of the aforementioned warrant exercise price reductions, the Company recorded a charge to operations during the nine months ended September 30, 2006 for the aggregate fair value of such exercise price reductions of $641,000, consisting of $218,000 relating to the warrants held by the investors in the Sub-Debt Financing and $423,000 relating to the warrants held by the investors in the Senior Financing (see Note 4).

Information with respect to common stock and stock options issued pursuant to consulting agreements during the three months and nine months ended September 30, 2007 is provided at Note 8.

As a result of the resignation of the Company’s former Chief Financial Officer effective August 31, 2007 (see Note 8), the Company agreed to amend certain provisions of stock options previously granted to the former Chief Financial Officer, including the accelerated vesting of certain options. The Company recorded the fair value of these amendments, calculated pursuant to the Black-Scholes option-pricing model, of $215,000 as a charge to operations during the three months and nine months ended September 30, 2007. The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the amendments to the options were as follows:

Stock price on date of grant	$3.00
Risk-free interest rate	5.0%
Volatility	146.3%
Dividend yield	0%
Weighted average expected life (years)	5
Weighted average fair value of option	$2.81

2006 Equity Incentive Plan:

During the three months and nine months ended September 30, 2007, the Company issued 5,769 shares and 17,307 shares of common stock, respectively, pursuant to a consulting agreement (see Note 10), and options to purchase 15,000 shares and 470,000 shares of common stock, respectively, including options to purchase 0 and 350,000 shares to management, respectively, as discussed below.

Effective February 2, 2007, the Company issued to Rene L. Rousselet, the Company’s Corporate Controller and Chief Accounting Officer, a stock option to purchase 50,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant. The stock option vests and becomes exercisable in equal installments on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007. The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $60,000, of which $15,000 and $45,000 were charged to operations during the three months and nine months ended September 30, 2007, respectively.

Effective February 2, 2007, the Company issued to its newly-appointed Vice President of Worldwide Sales, a stock option to purchase 300,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant. The option with respect to 175,000 shares vests in seven equal quarterly installments on June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, and the option with respect to 125,000 shares vests on the achievement of performance targets to be mutually determined by the parties. The fair value of the time-vested portion of this stock option, determined pursuant to the Black-Scholes option-pricing model, was $208,000, of which $30,000 and $60,000 were charged to operations during the three months and nine months ended September 30, 2007.

Effective June 29, 2007, the Company issued to its six non-officer directors stock options to purchase an aggregate of 80,000 shares exercisable through June 29, 2012 at $2.00 per share, the fair market value on the date of grant. The options vested 50% on June 30, 2007 and 25% each on September 30, 2007 and December 31, 2007. The fair value of these stock options, determined pursuant to the Black-Scholes option-pricing model, was $130,000, of which $32,500 and $97,500 were charged to operations during the three months and nine months ended September 30, 2007.

The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the aforementioned options were as follows:

Stock price on date of grant	$1.50 – $2.00
Risk-free interest rate	4.84 – 4.88%
Volatility	1.065 – 1.116%
Dividend yield	0%
Weighted average expected life (years)	5
Weighted average fair value of option	$1.19 – $1.62

A summary of stock option activity under the 2006 Equity Incentive Plan during the nine months ended September 30, 2007 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	126,551	$3.20
Granted	480,000	$1.63
Exercised	—
Canceled/Expired	—
Options outstanding at September 30, 2007	606,551	$1.96
Options exercisable at September 30, 2007	322,801	$2.33

The weighted average grant date fair value of stock options issued during the nine months ended September 30, 2007 was $1.63 per share.

The intrinsic value of exercisable but unexercised in-the-money options at September 30, 2007 was $29,000.

1999 Employee Stock Option Plan:

A summary of stock option activity under the 1999 Employee Stock Option Plan during the nine months ended September 30, 2007 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	864,762	$3.88
Granted	—
Exercised	(35,375)	$0.79
Canceled/Expired	(8,394)	$120.56
Options outstanding at September 30, 2007	820,993	$2.82
Options exercisable at September 30, 2007	668,612	$2.78

The intrinsic value of exercisable but unexercised in-the-money options at September 30, 2007 was $133,000. The intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $45,000 and $253,000, respectively.

As of September 30, 2007, unrecognized compensation cost related to unvested stock options will be charged to operations as follows (amounts are in thousands):

Years Ending December 31,
2007 (three months)	$401
2008	1,002
2009	26
Total	$1,429

10.   COMMITMENTS AND CONTINGENCIES

Employment Agreements:

In connection with the acquisition of MediaDefender (see Note 3), the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves defined operating earnings before interest, taxes, depreciation and amortization (calculated using the same accounting methods and policies as MediaDefender has historically used) exceeding $7,000,000 and $7,500,000 in fiscal 2007 and fiscal 2008, respectively. The Company has recorded a charge to general and administrative expense and an accrued liability of $175,000 and $525,000 during the three months and nine months ended September 30, 2007, respectively, with respect to this matter.

Consulting Agreements:

On October 9, 2006, the Company entered into an eighteen-month non-exclusive consulting agreement with Wood River Ventures, LLC and Jonathan Dolgen for consulting and advisory services with respect to the business and operations of the Company.  The consulting agreement provided for an aggregate cash fee of $187,500, payable quarterly in six installments of $31,250, and a stock award valued at $112,500, consisting of 34,615 shares of common stock based on the Company’s closing stock price on October 10, 2006 of $3.25 per share to be issued under the Company’s 2006 Equity Incentive Plan.  The shares vest pro rata over the eighteen-month period of the consulting agreement, beginning on October 10, 2006 and thereafter monthly on the first day of each month of the term of the consulting agreement through March 2008. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the shares granted under this consulting agreement are valued each month based on the closing market price on the first day of each month to determine the amount to be recorded as a charge to operations over the eighteen-month term of the consulting agreement. Accordingly, during the three months and nine months ended September 30, 2007, the Company issued 5,769 and 17,307 shares of common stock, respectively, under this consulting agreement and recorded a related charge to operations of $19,000 and $57,000, respectively, during such periods.

On October 1, 2006, the Company entered into a one-year non-exclusive consulting agreement with an entity for business development consulting services. The consulting agreement provided for a base monthly fee of $7,500, certain performance-related bonuses, and stock options to acquire 5,000 shares of common stock on the last day of each month of the term of the consulting agreement through September 30, 2007. Accordingly, during the three months and nine months ended September 30, 2007, the Company issued options to acquire 15,000 shares and 45,000 shares of common stock pursuant to the Company’s 2006 Equity Incentive Plan, exercisable through November 30, 2011, at prices ranging from $1.55 to $2.30 per share, the market price on the date of each grant. The options were fully vested when issued. The aggregate fair value of the options, calculated pursuant to the Black-Scholes option-pricing model, of $25,000 and $71,000, respectively, was charged to operations during the three months and nine months ended September 30, 2007. The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the options were as follows:

Stock price on date of grant	$1.55 - $2.30
Risk-free interest rate	4.82 – 5.06%
Volatility	105.8 – 114.0%
Dividend yield	0%
Weighted average expected life (years)	4.25 – 4.85
Weighted average fair value of option	$1.22 - $1.80

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

Future cash payments under such operating lease are as follows (amounts are in thousands):

Years Ending December 31,

2007 (three months)	$114
2008	469
2009	483
2010	498
2011	470
$2,034

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

Most of the Company’s outstanding options and warrants were issued to employees, officers and directors in compensatory transactions accounted for under SFAS No. 123R. Of the 5,642,671 options and warrants outstanding at September 30, 2007, 5,224,484 were issued to employees, officers and directors. The potential impact pursuant to EITF 00-19-2 of the remaining 418,187 options and warrants issued to consultants, advisors and others is not material to the consolidated financial statements.

The Company currently has 60,000,000 shares of common stock authorized, of which 10,333,127 shares of common stock were issued at September 30, 2007, resulting in 49,649,566 unissued shares at such date. If all of the Company’s equity-based instruments were converted or exercised into shares of common stock in accordance with their respective original terms, without regard to whether such instruments have vested or are in-the-money, approximately 28,000,000 additional shares would be issued, resulting in a total of approximately 38,000,000 shares of common stock issued and outstanding. Accordingly, this calculation results in approximately 22,000,000 shares of common stock available for issuance, in excess of all equity commitments that the Company currently has outstanding.

The Company has approximately $27,658,000 of Sub-Debt Notes outstanding at September 30, 2007, which are convertible into common stock at $1.55 per share and which represent the single largest component of such potential dilution (approximately 17,850,000 shares). However, the financing agreements contain provisions that expressly prohibit the Company from issuing shares to a Sub-Debt Note holder if after the conversion, such Sub-Debt Note holder would exceed the respective limit called for in their Sub-Debt Note, either 4.99% or 9.99% of the Company’s outstanding common shares, thus it is very unlikely that all of the 17,850,000 shares issuable to the holders of the Sub-Debt Notes would be issued at one time or even in a short period of time.

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

11. INCOME TAXES

As a result of the non-deductibility of certain non-cash charges and accruals and the non-inclusion of certain non-cash gains for tax reporting purposes, the Company incurred a taxable loss during the three months and nine months ended September 30, 2007 and therefore did not record a provision for income taxes for such periods.

As a result of the profitable operations of MediaDefender during the three months and nine months ended September 30, 2006, the non-deductibility of certain non-cash charges and accruals for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $536,000 and $797,000 for the three months and nine months ended September 30, 2006, respectively.

At December 31, 2006, the Company had net operating loss carryforwards of approximately $111,000,000 for Federal income tax purposes expiring beginning in 2020 and California state net operating loss carryforwards of approximately $102,000,000 expiring beginning in 2008.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets (primarily net operating loss carryforwards) is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2007 and December 31, 2006, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

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

As of September 30, 2007, the Company’s 2005 U.S. federal income tax return was undergoing examination by the Internal Revenue Service. The Internal Revenue Service has proposed various adjustments to the Company’s 2005 taxable income. Estimated taxes and interest relating to such adjustments have been accrued as income taxes payable. As the Internal Revenue Service has not completed its examination, the Company is unable to predict the final outcome of the examination.

12. CONCENTRATIONS AND SEGMENT INFORMATION

During the three months and nine months ended September 30, 2007 and 2006, the Company’s operations consisted of three reportable segments:  e-commerce, media, and anti-piracy and file-sharing services.

Concentrations:

During the three months ended September 30, 2007 and 2006, approximately 53% and 69%, respectively, of e-commerce revenues were generated from the products related to a single merchandising entity. During the nine months ended September 30, 2007 and 2006, approximately 59% and 69%, respectively, of e-commerce revenues were generated from the products related to a single merchandising entity. The Company restructured its relationship with this merchandising entity effective August 31, 2007 to eliminate merchandise sales and focus on music sales, which will have a significant negative impact on future e-commerce revenues, although it is expected to have a limited impact on operating margins.

During the three months and nine months ended September 30, 2007, the Company’s media revenues were generated by two outsides sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s web-site and through affiliated web-sites, as well as by in-house sales personnel. During the three months and nine months ended September 30, 2006, the Company’s media revenues were generated primarily by a single outside sales organization. During the three months September 30, 2007, two customers accounted for approximately $423,000 and $324,000 of media revenues, representing 21% and 16% of media revenues, respectively. During the nine months ended September 30, 2007, one customer accounted for approximately $847,000 of media revenues, representing 16% of media revenues.

During the three months ended September 30, 2007, approximately 66% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 21%, a second customer accounting for 18%, a third customer accounting for 15%, and a fourth customer accounting for 12%. During the three months ended September 30, 2006, approximately 68% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 23%, a second customer accounting for 20%, a third customer accounting for 15%, and a fourth customer accounting for 10%.

During the nine months ended September 30, 2007, approximately 66% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 20%, a second customer accounting for 17%, a third customer accounting for 17%, and a fourth customer accounting for 12%. During the nine months ended September 30, 2006, approximately 67% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 25% , a second customer accounting for 21%, a third customer accounting for 11%, and a fourth customer accounting for 10%. At September 30, 2007, the amounts due from these four customers were $1,274,000, $1,054,000, $520,000, and $510,000, respectively, which were included in accounts receivable.

During the three months ended September 30, 2007, MediaDefender purchased approximately 88% of its bandwidth from four suppliers. During the nine months ended September 30, 2007, MediaDefender purchased approximately 75% of its bandwidth from five suppliers.

During the three months ended September 30, 2006, MediaDefender purchased approximately 73% of its bandwidth from three suppliers. During the nine months ended September 30, 2006, MediaDefender purchased approximately 67% of its bandwidth from three suppliers.

At September 30, 2007, amounts payable to these suppliers aggregated approximately $4,000. Although there are other suppliers of bandwidth, a change in suppliers could cause delays, which could adversely affect operations in the short-term.

Segment Information:

Information with respect to the Company’s operating segments for the three months and nine months ended September 30, 2007 and 2006 is presented below.

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months and nine months ended September 30, 2007 and 2006. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments. A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$337	$663	$1,340	$1,917
Media	1,974	1,572	5,139	3,937
Anti-piracy and file-sharing marketing services	3,627	4,158	11,498	11,781
	$5,938	$6,393	$17,977	$17,635

EBITDA:
E-commerce	$(71)	$27	$(194)	$33
Media	667	771	1,744	1,495
Anti-piracy and file-sharing marketing services	1,009	2,435	4,140	7,230
	1,605	3,233	5,690	8,758
Corporate general and administrative expenses	(1,178)	(870)	(3,816)	(3,430)
Reduction in liquidated damages payable under registration rights agreements	—	—	719	—
	$427	$2,363	$2,593	$5,328

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$427	$2,363	$2,593	$5,328
Stock-based compensation	(702)	(652)	(1,690)	(1,736)
Depreciation and amortization	(276)	(145)	(723)	(405)
Amortization of intangible assets	(888)	(937)	(2,714)	(2,813)
Amortization of deferred financing costs	(212)	(212)	(629)	(646)
Write-off of unamortized discount on debt and deferred financing costs due to principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—	—	—	(1,580)
Interest income	59	45	160	76
Other income	—	10	—	63
Interest expense, including amortization of discount on debt of $777 and $779 for the three months ended September 30, 2007 and 2006, and $2,306 and $2,363 for the nine months ended September 30, 2007 and 2006	(1,805)	(1,472)	(5,733)	(4,411)
Change in fair value of warrant liability	512	1,139	1,643	(1,818)
Change in fair value of derivative liability	2,702	1,236	7,056	(2,765)
Reduction in exercise price of warrants	—	—	—	(641)
Write-off of fixed assets	—	—	(97)	—
Provision for income taxes	—	(536)	—	(797)
Net income (loss)	$(183)	$839	$(134)	$(12,145)

The following table summarizes assets as of September 30, 2007 and December 31, 2006. Assets by segment are those assets used in or employed by the operations of each segment. Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

	September 30, 2007	December 31, 2006
	(in thousands)
Assets:
Corporate	$2,611	$2,791
E-commerce	256	1,383
Media	2,614	3,730
Anti-piracy and file-sharing marketing services	46,576	47,068
	$52,057	$54,972

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

On July 28, 2005, the Company completed the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”), which is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry. This transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005. The stockholders of MediaDefender received aggregate consideration of $42,500,000 in cash, subject to certain holdbacks and adjustments.

During the year ended December 31, 2006, MediaDefender also began to offer file-sharing marketing services, wherein MediaDefender redirects, for a fee, specific peer-to-peer traffic on the Internet to designated client destinations.

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As a result of the matters described herein, the Company’s independent registered public accounting firm, in its report on the Company’s 2006 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

As a result of communications with the Staff of the SEC in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate previously issued financial statements. As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness, which then triggered an event of default with respect to its registration rights agreements with the holders of such indebtedness. Accordingly, beginning January 18, 2007, the Company began to incur liquidated damages under its registration rights agreements aggregating approximately $540,000 per month, and the interest rate on its subordinated convertible notes payable increased from 4.0% per annum to 12.0% per annum, an increase of approximately $183,000 per month. The Company has not paid the outstanding liquidated damages.

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

During 2005 and 2006 and the nine months ended September 30, 2007, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and its originally scheduled (i.e., undefaulted) debt service obligations to both the senior and subordinated debt holders, and management currently anticipates that cash flows from operations will be adequate to fund operating and debt service requirements (based on the original terms as contemplated in the senior and subordinated loan agreements and excluding the registration penalty amounts) for the remainder of 2007 and generate operating cash flows in excess of pre-default amounts for at least the next twelve months.

Primarily as a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at September 30, 2007 and December 31, 2006. Notwithstanding such developments, the Company believes that it would have been out of compliance with certain of its financial covenants at September 30, 2007.

As of September 30, 2007 and December 31, 2006, approximately $13,307,000 principal amount was outstanding with respect to the Senior Financing, and approximately $27,658,000 principal amount was outstanding with respect to the Sub-Debt Financing.  In addition, at September 30, 2007, approximately $775,000 and $1,783,000 was outstanding with respect to accrued registration delay penalties to the holders of the Senior Financing and the Sub-Debt Financing, respectively, and approximately $116,000 and $2,207,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively. The Company has not paid the registration delay penalties to either the holders of the Senior Notes or the Sub-Debt Notes, although it has made advance payments to the holders of the Senior Notes aggregating $500,000. As a result of the registration failure, the failure to pay the registration delay penalties and the various financial covenant and other breaches of the terms of the Senior Financing and the Sub-Debt Financing, multiple events of default exist under the Senior Financing and the Sub-Debt Financing. The terms of the Subordination Agreement among the Company and the creditor parties thereto (the “Subordination Agreement”) prevent the Company from making any cash payments to the Sub-Debt Note holders until the events of default under the Senior Financing are either cured or waived. Furthermore, upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may only demand redemption of all or any portion of their respective notes under certain circumstances as described in the Subordination Agreement.

On October 16, 2007, the Company received an Event of Default Redemption Notice from the holders of approximately $2,693,000 principal amount of Sub-Debt Notes demanding that the Company redeem their Sub-Debt Notes. The Company believes and has advised these Sub-Debt Note holders that redemption (including the demand for redemption) is not permitted under the terms of the Subordination Agreement. On November 1, 2007, the Company received a copy of a letter to the Sub-Debt Note holders from Senior Note holders representing approximately 66% of the Senior Notes. The letter advised the Sub-Debt Note holders that the Subordination Agreement prohibits the Company from redeeming any Sub-Debt Notes and prohibits any Sub-Debt Note holder from pursuing any remedies. The letter further stated that the Senior Note holders were inclined to give the Company until November 30, 2007 to either cure the existing events of default or to pay off the obligations to the Senior Note holders in full, or the Senior Note holders expect they will likely begin to exercise additional remedies to obtain payment of their outstanding obligations. The Company does not have the capital resources necessary to cure the existing events of default, or to repay any accelerated indebtedness or redemption or penalty amounts.

All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006. In addition, the quarterly interest payments due on the outstanding senior indebtedness in March 2007, June 2007 and September 2007 were timely paid. Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

Pursuant to a Forbearance and Consent Agreement with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, from April 17, 2007 through July 31, 2007, in exchange for aggregate cash payments of $500,000. The payments made by the Company under the Forbearance and Consent Agreement may be credited against the registration delay cash penalties or any other amounts ultimately determined to be due the investors in the Senior Financing. On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and Sub-Debt Financing. Although the Company and its representatives and advisors are in ongoing discussions with the investors in the Senior Financing and the investors in the Sub-Debt Financing as to a comprehensive resolution of the matters discussed herein, the Company cannot predict the ultimate outcome of such discussions.

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

Effective September 1, 2007, the interest rate returned to the 12.0% default interest rate.

The registration delay penalties and ongoing default interest charges are continuing to have a significant and material negative impact on the Company’s operations and cash flows. The Company and its representatives and advisors are in ongoing discussions with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties and default interest, and various related matters. The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations, but is unable to predict the outcome of such negotiations. To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner and/or the lenders begin to exercise additional remedies to enforce their rights, the Company will not have sufficient cash resources to maintain its operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization, including a filing under Chapter 11 of the United States Bankruptcy Code.

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

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either on a gross basis - that is, including the taxes within revenue - or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. The Company collects various state sales taxes that fall under the scope of EITF 06-3 on goods that it sells in its e-commerce business segment and is accounting for and reporting such taxes on a net basis.

EITF 06-3 is effective for financial reports for interim periods and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 effective January 1, 2007. The adoption of EITF 06-3 did not have a material effect on the Company’s financial statements.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of September 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for:  SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and to interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

Other than the foregoing, management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Results of Operations – Three Months and Nine Months Ended September 30, 2007 and 2006:

The following table presents information with respect to the Company’s condensed consolidated statements of operations as to actual amounts and as a percentage of total net revenue for the three months ended September 30, 2007 and 2006.

Condensed Consolidated Statements of Operations ($000):

	Three Months Ended September 30,
	2007		2006
	$	%	$	%
			(Restated)	(Restated)
Net revenue:
E-commerce	$337	5.7%	$663	10.4%
Media	1,974	33.2%	1,572	24.6%
Anti-piracy and file-sharing marketing services	3,627	61.1%	4,158	65.0%
Total net revenue	5,938	100.0%	6,393	100.0%

Cost of revenue:
E-commerce	353	5.9%	612	9.6%
Media	969	16.3%	709	11.1%
Anti-piracy and file-sharing marketing services	2,414	40.7%	2,040	31.9%
Total cost of revenue	3,736	62.9%	3,361	52.6%
Gross profit	2,202	37.1%	3,032	47.4%

Operating expenses:
Sales and marketing	553	9.3%	296	4.6%
General and administrative, including stock-based compensation	2,982	50.2%	2,107	33.0%
Development and engineering	106	1.8%	—	—%
Total operating costs	3,641	61.3%	2,403	37.6%
Income (loss) from operations	(1,439)	(24.2)%	629	9.8%

Other income (expense):				%
Interest income	59	1.0%	45	0.7%
Interest expense	(1,805)	(30.4)%	(1,472)	(23.0)%
Other income	—	—%	10	0.2%
Change in fair value of warrant liability	512	8.6%	1,139	17.8%
Change in fair value of derivative liability	2,702	45.5%	1,236	19.3%
Amortization of deferred financing costs	(212)	(3.6)%	(212)	(3.3)%
Income (loss) before income taxes	(183)	(3.1)%	1,375	21.5%
Provision for income taxes	—	—%	536	8.4%
Net income (loss)	$(183)	(3.1)%	$839	13.1%

The following table presents information with respect to the Company’s condensed consolidated statements of operations as to actual amounts and as a percentage of total net revenue for the nine months ended September 30, 2007 and 2006.

Condensed Consolidated Statements of Operations ($000):

	Nine Months Ended September 30,
	2007		2006
	$	%	$	%
			(Restated)	(Restated)
Net revenue:
E-commerce	$1,340	7.4%	$1,917	10.9%
Media	5,139	28.6%	3,937	22.3%
Anti-piracy and file-sharing marketing services	11,498	64.0%	11,781	66.8%
Total net revenue	17,977	100.0%	17,635	100.0%

Cost of revenue:
E-commerce	1,378	7.7%	1,799	10.2%
Media	2,562	14.3%	2,110	12.0%
Anti-piracy and file-sharing marketing services	6,928	38.5%	5,617	31.8%
Total cost of revenue	10,868	60.5%	9,526	54.0%
Gross profit	7,109	39.5%	8,109	46.0%

Operating expenses:
Sales and marketing	1,439	8.0%	839	4.8%
General and administrative, including stock-based compensation	8,490	47.2%	6,896	39.1%
Development and engineering	419	2.3%	—	—%
Write-off of fixed assets	97	0.6%	—	—%
Total operating costs	10,445	58.1%	7,735	43.9%
Income (loss) from operations	(3,336)	(18.6)%	374	2.1%

Other income (expense):
Interest income	160	0.9%	76	0.4%
Interest expense	(5,733)	(31.9)%	(4,411)	(25.0)%
Loss on foreign currency transactions	(14)	—%	—	—%
Other income	—	—%	63	0.4%
Reduction in liquidated damages payable under registration rights agreements	719	4.0%	—	—%
Change in fair value of warrant liability	1,643	9.1%	(1,818)	(10.3)%
Change in fair value of derivative liability	7,056	39.3%	(2,765)	(15.7)%
Reduction in exercise price of warrants	—	—%	(641)	(3.6)%
Amortization of deferred financing costs	(629)	(3.5)%	(646)	(3.7)%
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—	—%	(1,580)	(9.0)%
Loss before income taxes	(134)	(0.7)%	(11,348)	(64.4)%
Provision for income taxes	—	—%	797	4.5%
Net loss	$(134)	(0.7)%	$(12,145)	(68.9)%

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,
	2007	2006
		(Restated)
	(in thousands)

Net Revenue:
E-commerce	$337	$663
Media	1,974	1,572
Anti-piracy and file-sharing marketing services	3,627	4,158
	$5,938	$6,393

Adjusted EBITDA:
E-commerce	$(71)	$27
Media	667	771
Anti-piracy and file-sharing marketing services	1,009	2,435
	1,605	3,233
Corporate general and administrative expenses	(1,178)	(870)
	$427	$2,363

The following table reconciles Net Income (Loss) to Adjusted EBITDA for the three months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,
	2007	2006
		(Restated)
	(in thousands)

Adjusted EBITDA per segments	$427	$2,363
Stock-based compensation	(702)	(652)
Depreciation and amortization	(276)	(145)
Amortization of intangible assets	(888)	(937)
Amortization of deferred financing costs	(212)	(212)
Interest income	59	45
Other income	—	10
Interest expense, including amortization of discount on debt of $777 and $779 in 2007 and 2006, respectively	(1,805)	(1,472)
Change in fair value of warrant liability	512	1,139
Change in fair value of derivative liability	2,702	1,236
Provision for income taxes	—	(536)
Net income (loss)	$(183)	$839

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the nine months ended September 30, 2007 and 2006, respectively.

	Nine Months Ended September 30,
	2007	2006
		(Restated)
	(in thousands)

Net Revenue:
E-commerce	$1,340	$1,917
Media	5,139	3,937
Anti-piracy and file-sharing marketing services	11,498	11,781
	$17,977	$17,635

Adjusted EBITDA:
E-commerce	$(194)	$33
Media	1,744	1,495
Anti-piracy and file-sharing marketing services	4,140	7,230
	5,690	8,758
Corporate general and administrative expenses	(3,816)	(3,430)
Reduction in liquidated damages payable under registration rights agreements	719	—
	$2,593	$5,328

The following table reconciles Net Loss to Adjusted EBITDA for the nine months ended September 30, 2007 and 2006, respectively.

	Nine Months Ended September 30,
	2007	2006
		(Restated)
	(in thousands)

Adjusted EBITDA per segments	$2,593	$5,328
Stock-based compensation	(1,690)	(1,736)
Depreciation and amortization	(723)	(405)
Amortization of intangible assets	(2,714)	(2,813)
Amortization of deferred financing costs	(629)	(646)
Write-off of unamortized discount on debt and deferred financing costs due to principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—	(1,580)
Interest income	160	76
Other income	—	63
Interest expense, including amortization of discount on debt of $2,306 and $2,363 in 2007 and 2006, respectively	(5,733)	(4,411)
Change in fair value of warrant liability	1,643	(1,818)
Change in fair value of derivative liability	7,056	(2,765)
Reduction in exercise price of warrants	—	(641)
Write-off of fixed assets	(97)	—
Provision for income taxes	—	(797)
Net loss	$(134)	$(12,145)

Three Months Ended September 30, 2007 and 2006:

Net Revenue. The Company’s net revenue decreased by $455,000 or 7.1%, to $5,938,000 for the three months ended September 30, 2007, as compared to $6,393,000 for the three months ended September 30, 2006, primarily as a result of decreases in e-commerce of $326,000 and anti-piracy and file-sharing marketing services of $531,000, offset by an increase in media revenue of $402,000. E-commerce revenue declined in part as a result of the Company restructuring its relationship with a merchandising entity effective August 31, 2007 to eliminate merchandise sales (and the related inventory) and focus on music sales, which will have a significant impact on future e-commerce revenue. MediaDefender’s revenue for the three months ended September 30, 2007 was negatively impacted by approximately $600,000 of service credits provided to customers (which were recorded as a reduction to revenues) as a result of the online security breach that occurred in mid-September 2007. MediaDefender’s revenue accounted for 61.1% of the Company’s total net revenue for the three months ended September 30, 2007, as compared to 65.0% of the Company’s total net revenue for the three months ended September 30, 2006. The Company expects that revenues from MediaDefender will represent a significant percentage of the Company’s total revenues in the foreseeable future.

During the three months ended September 30, 2007, approximately 66% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 21%, a second customer accounting for 18%, a third customer accounting for 15%, and a fourth customer accounting for 12%. During the three months ended September 30, 2006, approximately 68% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 23%, a second customer accounting for 20%, a third customer accounting for 15%, and a fourth customer accounting for 10%.

During July 2007, MediaDefender announced a major initiative to offer sponsored audio content to the world’s largest concentrated audience of music consumers on the file-sharing networks.  The program leverages MediaDefender’s proprietary technology to distribute downloads of high quality audio files that include a sponsor’s logo.  MediaDefender is currently in discussions with several major artists and potential sponsors regarding this new business initiative.

During the weekend of September 15 and 16, 2007, MediaDefender experienced an unlawful online security breach by hackers, which resulted in approximately 6,000 e-mails, as well as access to other confidential information and data, for the period from mid-December 2006 through September 10, 2007 being stolen and posted at numerous web-sites on the Internet. These e-mails contained confidential information and communications covering a wide variety of internal issues, including personal data, customer data and pricing information, and other sensitive information. This matter has been referred to the appropriate federal, state and local law enforcement organizations and an investigation is ongoing.

An internal investigation of this matter is continuing, as a result of which the Company has revised various procedures and policies and enhanced its online and Internet security protocols.

Media revenue increased by $402,000 or 25.6% to $1,974,000 for the three months ended September 30, 2007, as compared to $1,572,000 for the three months ended September 30, 2006. Media revenue increased in 2007 as compared to 2006 as a result of the Company entering into a strategic partnership with T-Mobile in April 2007 with the launch of a specially designed United Kingdom counterpart to the Company’s United States-based online music destination web-site. The United Kingdom version of ARTISTdirect.com (www.ARTISTdirect.com/uk) includes numerous T-Mobile enhancements, including exclusive branded content provided by T-Mobile. The agreement represents aggregate potential revenue to the Company of more than $1,000,000 over a twelve-month period in 2007 and 2008, subject to meeting certain performance metrics. During the three months ended September 30, 2007, approximately $423,000 or 21% of media revenues were generated by T-Mobile.

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

During the three months ended September 30, 2007, the Company’s media revenues were generated by two outsides sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s web-site and through affiliated web-sites, as well as by in-house sales personnel. During the three months ended September 30, 2006, the Company’s media revenues were generated primarily by a single outside sales organization. In February 2007, the Company hired an advertising industry veteran as vice president of worldwide sales to be responsible for domestic and international advertising and sales initiatives, which has resulted in the Company beginning to reduce its reliance on the single outside sales organization. During the three months ended September 30, 2007, two customers accounted for approximately $423,000 and $324,000 of media revenues, representing 21% and 16% of media revenues, respectively.

E-commerce revenue decreased by $326,000 or 49.2%, to $337,000 for the three months ended September 30, 2007, as compared to $663,000 for the three months ended September 30, 2006, primarily due to a successful sales campaign that the Company ran in 2006 for products for a specific band and the impact of online specialty web-sites offering similar products.

During the three months ended September 30, 2007 and 2006, approximately 53% and 69%, respectively, of e-commerce revenues were generated from the products related to a single merchandising entity. The Company restructured its relationship with this merchandising entity effective August 31, 2007 to eliminate merchandise sales and focus on music sales, which will have a significant negative impact on future e-commerce revenues, although it is expected to have a limited impact on operating margins..

Cost of Revenue. The Company’s total cost of revenue increased by $375,000 or 11.2% to $3,736,000 for the three months ended September 30, 2007, as compared to $3,361,000 for the three months ended September 30, 2006, primarily as a result of an increase in MediaDefender cost of revenue of $374,000 and media cost of revenues of $260,000, offset by a reduction in e-commerce cost of revenues of $259,000. Depreciation of property and equipment is included in cost of revenue for all business segments.

As previously disclosed, MediaDefender has experienced increasing bandwidth, operating, personnel and occupancy costs, which are continuing to have a negative impact on cost of revenue in 2007 as compared to 2006. Contributing to this increase in costs during the three months ended September 30, 2007 was MediaDefender’s relocation of its servers to a higher quality co-location facility and a change in bandwidth providers in early 2007, which was done in order to improve the reliability and increase the capacity of MediaDefender’s services. Included in MediaDefender’s cost of revenue for the three months ended September 30, 2007 and 2006 was the amortization of proprietary technology acquired in the MediaDefender transaction of $634,000.

As a result of the increase in media revenue referred to above, media cost of revenue increased by $260,000 or 36.7% to $969,000 for the three months ended September 30, 2007, as compared to $709,000 for the three months ended September 30, 2006.

E-commerce cost of revenue decreased by $259,000 or 42.3% to $353,000 for the three months ended September 30, 2007, as compared to $612,000 for the three months ended September 30, 2006, primarily as a result of the decrease in e-commerce revenues.

As a result of the foregoing, total gross profit was $2,202,000 for the three months ended September 30, 2007, as compared to $3,032,000 for the three months ended September 30, 2006, reflecting a combined gross margin of 37.1% and 47.4%, respectively. A summary of gross profit and gross margin by segment is as follows ($000):

	Three Months Ended September 30,
	2007		2006
Segment:	Gross Profit (Loss)	Gross Margin	Gross Profit	Gross Margin
E-commerce	$(16)	(4.7)%	$51	7.7%
Media	1,005	50.9%	863	54.9%
Anti-piracy and file-sharing marketing services	1,213	33.4%	2,118	50.9%
Totals	$2,202	37.1%	$3,032	47.4%

Sales and Marketing. The Company’s sales and marketing expense increased by $257,000 or 86.8%, to $553,000 for the three months ended September 30, 2007, as compared to $296,000 for the three months ended September 30, 2006, primarily as a result of additional personnel-related costs. Included in sales and marketing expense for the three months ended September 30, 2007 and 2006 is the amortization of customer relationships acquired in the MediaDefender transaction of $189,000 and $188,000, respectively.

General and Administrative. The Company’s general and administrative expense increased by $875,000 or 41.5%, to $2,982,000 for the three months ended September 30, 2007, as compared to $2,107,000 for the three months ended September 30, 2006. Included in general and administrative expense for the three months ended September 30, 2007 and 2006 are stock-based compensation costs of $702,000 and $652,000, respectively, and the amortization of non-competition agreements of $66,000 and $116,000, respectively, resulting from the MediaDefender transaction. Also included in general and administrative expense for the three months ended September 30, 2007 was approximately $225,000 of legal, consulting and other direct costs related to the MediaDefender security breach and $175,000 that was accrued with respect to 2007 performance bonuses for the Chief Executive Officer and the President of MediaDefender.

During the three months ended September 30, 2007 and 2006, the Company incurred legal, accounting, consulting and printing fees and costs of approximately $487,000 and $95,000, respectively, relating to the preparation and filing of various documents with the SEC, negotiations with senior and subordinated note holders, review and analysis of various restructuring alternatives, amendments to financing agreements, and other ordinary course legal and accounting matters. As a result of the necessity to restate the Company’s previously-issued financial statements (which were filed with the SEC on April 19, 2007) and the resultant default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above), the Company expects to incur significant continuing costs in this regard for at least the remainder of 2007.

Significant components of general and administrative expense consist of management compensation (and bonuses, when applicable), personnel and personnel-related costs, insurance, legal and accounting fees, board compensation, consulting fees and occupancy costs.

Development and Engineering. Development and engineering costs were $106,000 for the three months ended September 30, 2007. During the three months ended September 30, 2006, these costs, which were not material, were included in cost of revenue.

Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s web-site.

Income (Loss) from Operations. As a result of the aforementioned factors, the loss from operations was $1,439,000 for the three months ended September 30, 2007, as compared to income from operations of $629,000 for the three months ended September 30, 2006.

Interest Income. Interest income was $59,000 for the three months ended September 30, 2007, as compared to $45,000 for the three months ended September 30, 2006.

Interest Expense. Interest expense of $1,805,000 and $1,472,000 for the three months ended September 30, 2007 and 2006, respectively, relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of subordinated convertible notes payable issued in the Sub-Debt Financing, which bear interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005.

Effective January 18, 2007, the interest rate on the Sub-Debt Financing increased from 4.0% to 12.0% due to the default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above). On August 3, 2007, the Company entered into a Waiver and Forbearance Agreement with the holders of the Sub-Debt Financing pursuant to which the holders agreed to waive their right to charge the 12.0% default interest rate triggered by the Company’s defaults under the Subordinated Financing transaction documents and instead charge the 4.0% standard interest rate on the Sub-Debt Notes for the period from July 16, 2007 through August 31, 2007. Effective September 1, 2007, the interest rate returned to the 12.0% default interest rate. Included in interest expense for the three months ended September 30, 2007 is interest expense of $80,000 relating to the accrued registration penalty obligation.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt. Accordingly, the amortization of this discount on debt included in interest expense for the three months ended September 30, 2007 and 2006 was $181,000 and $180,000, respectively.

The Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value. The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter. The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes. This discount is being amortized to interest expense over the life of the Sub-Debt Notes. Accordingly, the amortization of this discount on debt included in interest expense for the three months ended September 30, 2007 and 2006 was $596,000 and $599,000, respectively.

Change in Fair Value of Warrant Liability. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability. The carrying value of the warrants is adjusted quarterly to reflect any changes in the fair value such liability and is included in the statement of operations as other income (expense). For the three months ended September 30, 2007 and 2006, the Company recorded income of $512,000 and $1,139,000, respectively, to reflect the change in warrant liability during such periods.

Change in Fair Value of Derivative Liability. In accordance with EITF 00-19, the fair value of the embedded derivatives was bifurcated from the subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability. The carrying value of the derivative liability is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense). For the three months ended September 30, 2007 and 2006, the Company recorded income of $2,702,000 and $1,236,000, respectively, to reflect the change in derivative liability during such periods.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs was $212,000 for the three months ended September 30, 2007 and 2006. Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Income (Loss) Before Income Taxes. As a result of the aforementioned factors, the loss before income taxes was $183,000 for the three months ended September 30, 2007, as compared to income before income taxes of $1,375,000 for the three months ended September 30, 2006.

Provision for Income Taxes. As a result of the non-deductibility of certain non-cash charges and accruals and the non-inclusion of certain non-cash gains for tax reporting purposes, the Company incurred a taxable loss during the three months ended September 30, 2007 and therefore did not record a provision for income taxes for such period.

As a result of the profitable operations of MediaDefender during the three months ended September 30, 2006, the non-deductibility of certain non-cash charges and accruals for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $536,000 for such period.

Net Income (Loss). As a result of the aforementioned factors, the Company had a net loss of $183,000 for the three months ended September 30, 2007, as compared to net income of $839,000 for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 and 2006:

Net Revenue. The Company’s net revenue increased by $342,000 or 1.9%, to $17,977,000 for the nine months ended September 30, 2007, as compared to $17,635,000 for the nine months ended September 30, 2006, primarily as a result of an increase in media revenue of $1,202,000, offset by decreases in e-commerce revenues of $577,000 and anti-piracy and file-sharing marketing services of $283,000. E-commerce revenue declined in part as a result of the Company restructuring its relationship with a merchandising entity effective August 31, 2007 to eliminate merchandise sales (and the related inventory) and focus on music sales, which will have a significant impact on future e-commerce revenue. MediaDefender’s revenue for the nine months ended September 30, 2007 was negatively impacted by approximately $600,000 of service credits provided to customers (which were recorded as a reduction to revenues) as a result of the online security breach that occurred in mid-September 2007. MediaDefender’s revenue accounted for 64.0% of the Company’s total net revenue for the nine months ended September 30, 2007, as compared to 66.8% of the Company’s total net revenue for the nine months ended September 30, 2006. The Company expects that revenues from MediaDefender will represent a significant percentage of the Company’s total revenues in the foreseeable future.

During the nine months ended September 30, 2007, approximately 66% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 20%  a second customer accounting for 17%, a third customer accounting for 17%, and a fourth customer accounting for 12%. During the nine months ended September 30, 2006, approximately 67% of MediaDefender’s consolidated revenues were from four customers, with one customer accounting for 25%, a second customer accounting for 21%, a third customer accounting for 11%, and a fourth customer accounting for 10%.

During July 2007, MediaDefender announced a major initiative to offer sponsored audio content to the world’s largest concentrated audience of music consumers on the file-sharing networks.  The program leverages MediaDefender’s proprietary technology to distribute downloads of high quality audio files that include a sponsor’s logo.  MediaDefender is currently in discussions with several major artists and potential sponsors regarding this new business initiative.

During the weekend of September 15 and 16, 2007, MediaDefender experienced an unlawful online security breach by hackers, which resulted in approximately 6,000 e-mails, as well as access to other confidential information and data, for the period from mid-December 2006 through September 10, 2007 being stolen and posted at numerous web-sites on the Internet. These e-mails contained confidential information and communications covering a wide variety of internal issues, including personal data, customer data and pricing information, and other sensitive information. This matter has been referred to the appropriate federal, state and local law enforcement organizations and an investigation is ongoing. An internal investigation of this matter is continuing, as a result of which the Company has revised various procedures and policies and enhanced its online and Internet security protocols.

Media revenue increased by $1,202,000 or 30.5% to $5,139,000 for the nine months ended September 30, 2007, as compared to $3,937,000 for the nine months ended September 30, 2006. Media revenue increased in 2007 as compared to 2006 as a result of the Company entering into a strategic partnership with T-Mobile in April 2007 with the launch of a specially designed United Kingdom counterpart to the Company’s United States-based online music destination web-site. The United Kingdom version of ARTISTdirect.com (www.ARTISTdirect.com/uk) includes numerous T-Mobile enhancements, including exclusive branded content provided by T-Mobile. The agreement represents aggregate potential revenue to the Company of more than $1,000,000 over a twelve-month period in 2007 and 2008, subject to meeting certain performance metrics. During the nine months ended September 30, 2007, approximately $847,000 or 16% of media revenues were generated by T-Mobile.

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

During the nine months ended September 30, 2007, the Company’s media revenues were generated by two outsides sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s web-site and through affiliated web-sites, as well as by in-house sales personnel. During the nine months ended September 30, 2006, the Company’s media revenues were generated primarily by a single outside sales organization. In February 2007, the Company hired an advertising industry veteran as vice president of worldwide sales to be responsible for domestic and international advertising and sales initiatives, which has resulted in the Company beginning to reduce its reliance on the single outside sales organization. During the nine months ended September 30, 2007, one customer accounted for approximately $847,000 of media revenues, representing 16% of media revenues.

E-commerce revenue decreased by $577,000 or 30.1%, to $1,340,000 for the nine months ended September 30, 2007, as compared to $1,917,000 for the nine months ended September 30, 2006, primarily due to a successful sales campaign that the Company ran in 2006 for products for a specific band and the impact of online specialty web-sites offering similar products.

During the nine months ended September 30, 2007 and 2006, approximately 59% and 69%, respectively, of e-commerce revenues were generated from the products related to a single merchandising entity. The Company restructured its relationship with this merchandising entity effective August 31, 2007 to eliminate merchandise sales and focus on music sales, which will have a significant negative impact on future e-commerce revenues, although it is expected to have a limited impact on operating margins.

Cost of Revenue. The Company’s total cost of revenue increased by $1,342,000 or 14.1% to $10,868,000 for the nine months ended September 30, 2007, as compared to $9,526,000 for the nine months ended September 30, 2006, primarily as a result of an increase in MediaDefender cost of revenue of $1,311,000 and media cost of revenues of $452,000, offset by a reduction in e-commerce cost of revenues of $421,000. Depreciation of property and equipment is included in cost of revenue for all business segments.

As previously disclosed, MediaDefender has experienced increasing bandwidth, operating, personnel and occupancy costs, which are continuing to have a negative impact on cost of revenue in 2007 as compared to 2006, but which are expected to provide increased revenue opportunities in the long-term. Contributing to this increase in costs during the nine months ended September 30, 2007 was MediaDefender’s relocation of its servers to a higher quality co-location facility and a change in bandwidth providers in early 2007, which was done in order to improve the reliability and increase the capacity of MediaDefender’s services. Included in MediaDefender’s cost of revenue for the nine months ended September 30, 2007 and 2006 was the amortization of proprietary technology acquired in the MediaDefender transaction of $1,900,000.

As a result of the increase in media revenue referred to above, media cost of revenue increased by $452,000 or 21.4% to $2,562,000 for the nine months ended September 30, 2007, as compared to $2,110,000 for the nine months ended September 30, 2006.

E-commerce cost of revenue decreased by $421,000 or 23.46% to $1,378,000 for the nine months ended September 30, 2007, as compared to $1,799,000 for the nine months ended September 30, 2006, primarily as a result of the decrease in e-commerce revenues.

As a result of the foregoing, total gross profit was $7,109,000 for the nine months ended September 30, 2007, as compared to $8,109,000 for the nine months ended September 30, 2006, reflecting a combined gross margin of 39.5% and 46.0%, respectively. A summary of gross profit and gross margin by segment is as follows ($000):

	Nine Months Ended September 30,
	2007		2006
Segment:	Gross Profit (Loss)	Gross Margin	Gross Profit	Gross Margin
E-commerce	$(38)	(2.8)%	$118	6.2%
Media	2,577	50.1%	1,827	46.4%
Anti-piracy and file-sharing marketing services	4,570	39.7%	6,164	52.3%
Totals	$7,109	39.5%	$8,109	46.0%

Sales and Marketing. The Company’s sales and marketing expense increased by $600,000 or 71.5%, to $1,439,000 for the nine months ended September 30, 2007, as compared to $839,000 for the nine months ended September 30, 2006, primarily as a result of additional personnel-related costs. Included in sales and marketing expense for the nine months ended September 30, 2007 and 2006 is the amortization of customer relationships acquired in the MediaDefender transaction of $566,000 and $565.000, respectively.

General and Administrative. The Company’s general and administrative expense increased by $1,594,000 or 23.1%, to $8,490,000 for the nine months ended September 30, 2007, as compared to $6,896,000 for the nine months ended September 30, 2006. Included in general and administrative expense for the nine months ended September 30, 2007 and 2006 are stock-based compensation costs of $1,690,000 and $1,736,000, respectively, and the amortization of non-competition agreements of $247,000 and $348,000, respectively, resulting from the MediaDefender transaction. Also included in general and administrative expense for the nine months ended September 30, 2007 was approximately $225,000 of legal, consulting and other direct costs related to the MediaDefender security breach and $525,000 that was accrued with respect to 2007 performance bonuses for the Chief Executive Officer and the President of MediaDefender.

During the nine months ended September 30, 2007 and 2006, the Company incurred legal, accounting, consulting and printing fees and costs of approximately $1,666,000 and $845,000, respectively, relating to the preparation and filing of various documents with the SEC (including the restated financial statements and the currently effective registration statement), negotiations with senior and subordinated note holders, review and analysis of various restructuring alternatives, amendments to financing agreements, and other ordinary course legal and accounting matters. As a result of the necessity to restate the Company’s previously-issued financial statements (which were filed with the SEC on April 19, 2007) and the resultant default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above), the Company expects to incur significant continuing costs in this regard at least for the remainder of 2007.

Significant components of general and administrative expense consist of management compensation (and bonuses, when applicable), personnel and personnel-related costs, insurance, legal and accounting fees, board compensation, consulting fees and occupancy costs.

Development and Engineering. Development and engineering costs were $419,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2006, these costs, which were not material, were included in cost of revenue.

Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s web-site.

Write-off of Fixed Assets. During the nine months ended September 30, 2007, the Company recorded a charge to operations of $97,000 to write-off the net book value of obsolete computer equipment that it does not expect to utilize in future periods.

Income (Loss) from Operations. As a result of the aforementioned factors, the loss from operations was $3,336,000 for the nine months ended September 30, 2007, as compared to income from operations of $374,000 for the nine months ended September 30, 2006.

Interest Income. Interest income was $160,000 for the nine months ended September 30, 2007, as compared to $76,000 for the nine months ended September 30, 2006.

Interest Expense. Interest expense of $5,733,000 and $4,411,000 for the nine months ended September 30, 2007 and 2006, respectively, relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of subordinated convertible notes payable issued in the Sub-Debt Financing, which bear interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005. Effective January 18, 2007, the interest rate on the Sub-Debt Financing increased from 4.0% to 12.0% due to the default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above). On August 3, 2007, the Company entered into a Waiver and Forbearance Agreement with the holders of the Sub-Debt Financing pursuant to which the holders agreed to waive their right to charge the 12.0% default interest rate triggered by the Company’s defaults under the Subordinated Financing transaction documents and instead charge the 4.0% standard interest rate on the Sub-Debt Notes for the period from July 16, 2007 through August 31, 2007. Effective September 1, 2007, the interest rate returned to the 12.0% default interest rate. Included in interest expense for the nine months ended September 30, 2007 is interest expense of $166,000 relating to the accrued registration penalty obligation.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt. Accordingly, the amortization of this discount on debt included in interest expense for the nine months ended September 30, 2007 and 2006 was $536,000 and $547,000, respectively.

The Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value. The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter. The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes. This discount is being amortized to interest expense over the life of the Sub-Debt Notes. Accordingly, the amortization of this discount on debt included in interest expense for the nine months ended September 30, 2007 and 2006 was $1,769,000 and $1,816,000, respectively.

Loss on Foreign Currency Transactions. The loss on foreign currency transactions was $14,000 for the nine months ended September 30, 2007. The Company did not have any loss on foreign currency transactions for the nine months ended September 30, 2006.

Other Income. Other income was $63,000 for the nine months ended September 30, 2006. The Company did not have any other income for the nine months ended September 30, 2007.

Reduction in Liquidated Damages Payable Under Registration Rights Agreements. In accordance with EITF 00-19-2, which the Company adopted as of December 31, 2006, and SFAS No. 5, the Company accrued seven months liquidated damages (through mid-August 2007) under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006. As a result of the Company’s registration statement being declared effective on July 6, 2007, which was earlier than originally estimated, the Company recorded a reduction to the original accrual of $719,000 in other income (expense) in the statement of operations during the nine months ended September 30, 2007.

Change in Fair Value of Warrant Liability. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability. The carrying value of the warrants is adjusted quarterly to reflect any changes in the fair value such liability and is included in the statement of operations as other income (expense). For the nine months ended September 30, 2007 and 2006, the Company recorded income (expense) of $1,643,000 and $(1,818,000), respectively, to reflect the change in warrant liability during such periods.

Change in Fair Value of Derivative Liability. In accordance with EITF 00-19, the fair value of the embedded derivatives was bifurcated from the subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability. The carrying value of the derivative liability is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense). For the nine months ended September 30, 2007 and 2006, the Company recorded income (expense) of $7,056,000 and $(2,765,000), respectively, to reflect the change in derivative liability during such periods.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs was $629,000 and $646,000 for the nine months ended September 30, 2007 and 2006, respectively. Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Resulting from Principal Payments on Senior Secured Notes Payable and Conversion of Subordinated Convertible Notes Payable. Deferred financing costs and debt discount costs aggregating $1,580,000 were charged to operations as a result of principal payments on senior secured notes payable and conversion of subordinated convertible notes payable during the nine months ended September 30, 2006. There were no principal payments on senior secured notes payable or conversions of subordinated convertible notes payable during the nine months ended September 30, 2007.

Loss Before Income Taxes. As a result of the aforementioned factors, the loss before income taxes was $134,000 for the nine months ended September 30, 2007, as compared to a loss before income taxes of $11,348,000 for the nine months ended September 30, 2006.

Provision for Income Taxes. As a result of the non-deductibility of certain non-cash charges and accruals and the non-inclusion of certain non-cash gains for tax reporting purposes, the Company incurred a taxable loss during the nine months ended September 30, 2007 and therefore did not record a provision for income taxes for such period.

As a result of the profitable operations of MediaDefender during the nine months ended September 30, 2006, the non-deductibility of certain non-cash charges and accruals for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $797,000 for such period.

Net Loss. As a result of the aforementioned factors, the Company had a net loss of $134,000 for the nine months ended September 30, 2007, as compared to a net loss of $12,145,000 for the nine months ended September 30, 2006.

Liquidity and Capital Resources – September 30, 2007:

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

As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness and thus incurred an event of default with respect to it registration rights agreements with the holders of such indebtedness. Accordingly, beginning January 18, 2007, the Company began to incur liquidated damages under its registration rights agreements aggregating approximately $540,000 per month, and the interest rate on its subordinated convertible notes payable increased from 4.0% per annum to 12.0% per annum, an increase of approximately $183,000 per month. The Company has not paid the outstanding liquidated damages.

The Company believes that the amount of the liquidated damages accrued reflects the undiscounted maximum potential amount of liquidated damages payable to the holders of the Senior Financing and the Sub-Debt Financing since on July 6, 2007, the underlying shares become generally available for resale under an effective registration statement.

A summary of the registration penalty accrual at September 30, 2007 and December 31, 2006 is presented below.

	September 30, 2007	December 31, 2006

Senior secured notes payable	$775,000	$1,575,000
Subordinated convertible notes payable	1,783,000	2,202,000
Total registration penalty accrual	$2,558,000	$3,777,000

A summary of accrued interest payable at September 30, 2007 and December 31, 2006 is presented below.

	September 30, 2007	December 31, 2006

Senior secured notes payable	$62,000	$67,000
Subordinated convertible notes payable	2,095,000	—
Liquidated damages payable under registration rights agreements with respect to:
Senior secured notes payable	54,000	—
Subordinated convertible notes payable	112,000	—
Total accrued interest payable	$2,323,000	$67,000

Primarily as a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of estimated liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at September 30, 2007 and December 31, 2006. Notwithstanding such developments, the Company believes that it would have been out of compliance with certain of its financial covenants at September 30, 2007.

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

Pursuant to a Forbearance and Consent Agreement with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, from April 17, 2007 through July 31, 2007, in exchange for aggregate cash payments of $500,000. The payments made by the Company under the Forbearance and Consent Agreement may be credited against the registration delay cash penalties or any other amounts ultimately determined to be due the investors in the Senior Financing.

On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and Sub-Debt Financing. Although the Company and its representatives and advisors are in ongoing discussions with the investors in the Senior Financing and the investors in the Sub-Debt Financing as to a comprehensive resolution of the matters discussed herein, the Company cannot predict the ultimate outcome of such discussions, or what actions, if any, the investors in the Senior Financing may decide to take, and when, under their financing documents.

On August 3, 2007, the Company entered into a Waiver and Forbearance Agreement with the holders of the Sub-Debt Financing pursuant to which the holders agreed to waive their right to charge the 12.0% default interest rate triggered by the Company’s defaults under the Subordinated Financing transaction documents and instead charge the 4.0% standard interest rate on the Sub-Debt Notes for the period from July 16, 2007 through August 31, 2007 (the “Forbearance Period”). The holders of the Sub-Debt Financing also agreed to forbear from exercising any of their other rights and remedies under the Sub-Debt Financing transaction documents during the Forbearance Period, upon the terms and conditions in the Waiver and Forbearance Agreement. Effective September 1, 2007, the interest rate returned to the 12.0% default interest rate.

The registration delay penalties and ongoing default interest charges are continuing to have a significant and material negative impact on the Company’s operations and cash flows. The Company and its representatives and advisors are in ongoing discussions with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties and default interest, and various related matters. The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations, but is unable to predict the outcome of such negotiations. To the extent that the Company is unable to restructure its senior and subordinated debt obligations in a satisfactory manner and/or the lenders begin to exercise additional remedies to enforce their rights, the Company will not have sufficient cash resources to maintain its operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization, including a filing under Chapter 11 of the United States Bankruptcy Code.

Overview:

Until the acquisition of MediaDefender effective July 28, 2005, the Company financed its continuing operations primarily from the sale of its equity securities. Concurrent with the acquisition of MediaDefender in July 2005, the Company completed a $15,000,000 Senior Financing and a $30,000,000 Sub-Debt Financing, which generated approximately $1,000,000 for general working capital purposes. In addition, MediaDefender had working capital of $2,745,000 at the acquisition date. The Company anticipates that this business will continue to generate profitable results of operations and positive cash flows.

As of September 30, 2007 and December 31, 2006, the Company had $6,360,000 and $5,602,000 of unrestricted cash and cash equivalents, respectively. At September 30, 2007, the Company had a working capital deficiency of $45,397,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of liquidated damages payable under registration rights agreements of $2,558,000, and warrant liability of $3,073,000 and derivative liability of $11,300,000 at such date. At December 31, 2006, the Company had a working capital deficiency of $50,816,000, primarily because of the reclassification of senior secured notes payable and subordinated convertible notes payable from long-term liabilities to current liabilities, the accrual of liquidated damages payable under registration rights agreements of $3,777,000, and warrant liability of $4,715,000 and derivative liability of $18,356,000 at such date.

Excluding the warrant liability and derivative liability, the working capital deficiency increased by $3,279,000 during the nine months ended September 30, 2007, to $31,024,000 at September 30, 2007 as compared to $27,745,000 at December 31, 2006.

During 2005 and 2006 and the nine months ended September 30, 2007, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and its originally scheduled (i.e., undefaulted) debt service obligations to both the senior and subordinated debt holders, and management currently anticipates that cash flows from operations will be adequate to fund operating and debt service requirements (based on the original terms as contemplated in the senior and subordinated loan agreements and excluding the registration penalty amounts) for the remainder of 2007 and generate operating cash flows in excess of pre-default amounts for at least the next twelve months.

Operating. Net cash provided by operating activities for the nine months ended September 30, 2007 was $961,000, as compared to net cash provided by operating activities of $146,000 for the nine months ended September 30, 2006.

Despite a decrease in operating margins in the MediaDefender business segment, operating cash flow increased in 2007 as compared to 2006, primarily as a result of an increase in media revenues and the positive impact on cash flows from changes in operating assets and liabilities, in particular accounts receivable, accrued expenses and accrued interest payable.

Investing. Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $391,000 and $955,000, respectively, for additions to property and equipment. Included in additions to property and equipment in 2006 were leasehold improvements related to the Company’s new Santa Monica office facility of $247,000 and purchases of property and equipment of $576,000, primarily by MediaDefender.

Financing. Net cash provided by financing activities for the nine months ended September 30, 2007 was $188,000, which consisted of a decrease of $86,000 in restricted cash and $102,000 from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2006 was $3,586,000, which consisted of $5,212,000 from the exercise of warrants and $71,000 from the exercise of stock options, offset by principal payments on senior secured notes payable of $1,693,000 and an increase of $4,000 in restricted cash.

Contractual Obligations:

As of September 30, 2007, the Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below. The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms (based on the original terms as contemplated in the senior and subordinated loan agreements), without any early reduction of the principal balances of the senior secured notes payable based on cash flows.

		Payments Due by Year (in thousands)
Contractual cash obligations ($ 000)	Total	2007	2008	2009	2010	2011
		(3 months)

Employment and consulting contracts (1)	$1,873	$400	$1,440	$33	$—	$—
Lease obligations	4,757	614	1,618	1,442	613	470
Liquidated damages payable under registration rights agreements (2)	2,558	2,558	—	—	—	—
Interest on liquidated damages payable under registration rights agreements	166	166	—	—	—	—
Senior secured notes payable	13,307	—	—	13,307	—	—
Interest on senior secured notes payable	2,707	378	1,518	811	—	—
Subordinated convertible notes payable	27,658	—	—	27,658	—	—
Interest on subordinated convertible notes payable (3)	4,670	2,931	1,106	633	—	—
Total contractual cash obligations	$57,696	$7,047	$5,682	$43,884	$613	$470

(1) Base compensation only; does not include any performance bonuses.

(2) Calculation based on the period from January 18, 2007 through July 6, 2007.

(3) Assumes interest at 12% default rate through December 31, 2007 and 4% thereafter.

Capital Expenditures:

The Company estimates that it will have capital expenditures aggregating approximately $250,000 for the remainder of the year ending December 31, 2007.

Off-Balance Sheet Arrangements:

At September 30, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, those controls subsequent to the date of the Company’s most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 1, 2007, the Company received a copy of a letter to the Sub-Debt Note holders from Senior Note holders representing approximately 66% of the Senior Notes. The letter advised the Sub-Debt Note holders that the Subordination Agreement prohibits the Company from redeeming any Sub-Debt Notes and prohibits any Sub-Debt Note holder from pursuing any remedies. The letter further stated that the Senior Note holders were inclined to give the Company until November 30, 2007 to either cure the existing events of default or to pay off the obligations to the Senior Note holders in full, or the Senior Note holders expect they will likely begin to exercise additional remedies to obtain payment of their outstanding obligations. The Company does not have the capital resources necessary to cure the existing events of default, or to repay any accelerated indebtedness or redemption or penalty amounts.

The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business.  Management of the Company believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company delivered notice to holders of its outstanding senior and subordinated indebtedness that, as of January 18, 2007, an event of default had been triggered under their respective senior and subordinated financing documents (see Note 4 to the Condensed Consolidated Financial Statements and “Item 2. Management’s Discussion and Analysis – Liquidity and Capital Resources – September 30, 2007”).

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

ARTISTdirect, Inc.
(Registrant)

Date: November 14, 2007	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2007	By:	/s/ NEIL MCCARTHY
Neil McCarthy
Interim Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2007	By:	/s/ RENE L. ROUSSELET
Rene L. Rousselet
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1

Agreement and Plan of Merger, dated July 28, 2005, by and among ARTISTdirect, Inc., ARTISTdirect Merger Sub, Inc. and MediaDefender, Inc. (incorporated by reference to current report on Form 8-K filed August 5, 2005).

3.1	Amended and Restated Certificate of Incorporation of ARTISTdirect, Inc. (incorporated by reference to exhibit 3.1 to current report on Form 8-K filed June 22, 2006).

3.2	Amended and Restated Bylaws of ARTISTdirect, Inc. (incorporated by reference to current report on Form 8-K filed April 18, 2006).

4.1	Registration Rights Letter Agreement dated May 31, 2001 between ARTISTdirect, Inc. and Frederick W. Field (incorporated by reference to definitive proxy statement filed June 11, 2001).

4.2	Form of 11.25% Senior Note Due July 28, 2009 issued to each of the Senior Financing investors dated July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

4.3	Form of Warrant to Purchase Common Stock issued to each of the Senior Financing investors dated July 28, 2005 (incorporated by reference to current report on Form 8-K filed August 3, 2005).

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

4.22

Waiver to Convertible Subordinated Notes by and among ARTISTdirect, Inc. and the holders identified on the signature page thereto, entered into as of November 7, 2006 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed November 13, 2006).

10.60

Consulting Agreement entered into as of January 12, 2007 by and between ARTISTdirect, Inc., WNT Consulting Group and Eric Pulier (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed January 17, 2007).

10.61

Termination Agreement entered into as of January 12, 2007 by and between ARTISTdirect, Inc., WNT Consulting Group and Eric Pulier (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed January 17, 2007).

10.62	Offer of Employment between ARTISTdirect, Inc. and Rene Rousselet approved as of February 2, 2007 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed February 6, 2007).

10.63

Forbearance and Consent Agreement dated as of April 17, 2007 by and among the Registrant, U.S. Bank National Association, JMB Capital Partners, L.P., JMG Capital Partners, L.P., JMG Triton Offshore Fund, Ltd., and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed April 20, 2007).

10.64

Notice of Extension of Forbearance Period dated May 31, 2007 to U.S. Bank National Association, as Collateral Agent, by JMB Capital Partners, L.P., JMP Capital Partners, L.P., JMG Triton Offshore Fund, Ltd., and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 99.1 to current report on Form 8-K filed June 4, 2007).

10.65

Amendment No. 1 dated June 25, 2007 to the Forbearance and Consent Agreement dated as of April 17, 2007 by and among the Registrant, U.S. Bank National Association, as Collateral Agent, JMB Capital Partners, L.P., JMG Capital Partners, L.P., JMG Triton Offshore Fund, Ltd. and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed June 28, 2007).

10.66

Waiver and Forbearance Agreement, dated as of August 3, 2007, by and among the Registrant, DKR Soundshore Oasis Holding Fund, Ltd., CCM Master Qualified Fund, Ltd., Cliff Chapman, Longview Fund, LP, Longview Equity Fund, LP, Longview International Equity Fund, LP, Randy Saaf, Octavio Herrera, Michael Rapp, Philip Wagenheim, Karl Brenza and Jeffrey Meshel (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed August 8, 2007).

10.67	Letter Agreement dated July 2, 2007, between the Registrant and Neil McCarthy (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 7, 2007).

10.68	Agreement for Consulting Services dated August 31, 2007, between the Registrant and Robert N. Weingarten.

10.69	Omnibus Stock Option Amendment Agreement dated August 31, 2007, between the Registrant and Robert N. Weingarten.

10.70	Separation Agreement and Release dated August 31, 2007, between the Registrant and Robert N. Weingarten.

14.1	Code of Business Conduct and Ethics (incorporated by reference to current report on Form 8-K filed June 22, 2006).

21.1	Subsidiaries of ARTISTdirect, Inc. (incorporated by reference to registration statement on Form SB-2 filed November 10, 2005).

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of the Interim Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

31.2(a)	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of the Interim Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

32.2(a)	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.