Form 10KSB
period 2007-12-31
ARTISTDIRECT INC
filed 2008-03-31
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $24,171,000.

As of March 24, 2008, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1,609,402, based on the closing price per share of $0.41 for the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on such date.

As of March 24, 2008, there were 10,344,666 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

PART I

ITEM 1.                             DESCRIPTION OF BUSINESS

General

Incorporated under the laws of the State of Delaware in July 1999, we were exclusively a digital media entertainment company that is home to an on-line music network. Through our acquisition of MediaDefender, Inc., a Delaware corporation (“MediaDefender”), in July 2005, we also became a provider of anti-piracy solutions in the Internet piracy protection industry and in the second quarter of 2006, became a provider of Internet-based marketing services.  Below is an overview of our three business segments:

•                  Internet Piracy Prevention. Our Internet piracy prevention (“IPP”) segment is currently operated by MediaDefender, as a wholly-owned subsidiary of ARTISTdirect. MediaDefender’s proprietary suite of IPP solutions offers significant levels of protection on major peer-to-peer (“P2P”) file-sharing networks. MediaDefender’s uber-level solutions are capable of providing up to 95% effectiveness in preventing unauthorized downloads of customer-specified content. Our IPP segment accounted for approximately 61% and approximately 62% of our revenue during the fiscal years ended December 31, 2007 and December 31, 2006 respectively.  Refer to “MediaDefender Overview - Internet Anti-Piracy Segment below for more information.

•                  Media. Our media operations include our content-oriented web-sites, a network of third party music sites, our advertising and other marketing initiatives. Revenue from media operations is generated from the sale of online advertising and integrated marketing solutions. We market and sell advertising on a cost-per-impression basis to advertising agencies and directly to various companies as part of their marketing programs. Customers may purchase advertising space for the entire ARTISTdirect network, or they may tailor advertising based on music genre (e.g., jazz, country or rock music) or based on functionality (e.g., directing advertising to customers using music download features or broadband-only features of the ARTISTdirect network). Since we are increasingly aware of web-sites outside the ARTISTdirect network that are frequently visited by artists and music fans, we have also offered our customers advertising space on behalf of third party music-related web-sites. Our media segment accounted for approximately 33% and approximately 27% of our revenue during the fiscal years ended December 31, 2007 and 2006, respectively. Refer to “ARTISTdirect Overview-Media and E-Commerce Segments” below for additional information.

•                  E-Commerce. E-commerce operations consist of the sale of recorded music and artist-related merchandise on our web-sites. Most of our sales come from our ARTISTdirect shopping area, which offers a comprehensive selection of music CDs and a  range of artist and lifestyle merchandise. Effective August 31, 2007, the Company restructured the relationship with its merchandising partner to eliminate merchandise sales and focus on music sales. Our e-commerce segment accounted for approximately 6% and approximately 11% of our revenue during the fiscal years ended December 31, 2007 and 2006, respectively.

Refer to “ARTISTdirect Overview-Media and E-Commerce Segments” below for additional information.

At December 31, 2007, we employed 80 full-time employees, none of whom are covered by a collective bargaining agreement. We believe that our relationship with our employees and consultants is good.

Recent Developments

Engagement of Investment Banking Firm

On February 7, 2008 the Company retained the services of Salem Partners, LLC, to serve as a fianancial advisor to the Company in connection with the sale, merger, consolidation, reorganization or other business combination and the restructuring of the material terms of the Registrant’s Senior Notes and/or Subordinated Convertible Notes.

Forbearance and Consent Agreement

On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 15%, provided the loan is repaid prior to September 30, 2008 or 16%, if the loan remains outstanding subsequent to that date.

Management and Director Changes

On February 25, 2008, the company announced that Mr. Neil McCarthy, provided notice that he was resigning as Interim Chief Financial Officer of the Company effective March 31, 2008.

Effective March 6, 2008, the Company announced that, Mr. Jon Diamond’s employment as Chief Executive Officer had ended and he was appointed Chairman of the Board of Directors.  Mr. Fredrick W.(Ted) Field, who had been serving as the Company’s Chairman, agreed to continue serving as a Director of the Company.  Mr. Dimitri Villard, who had been serving as a Director and Member of the Company’s Audit and Compensation Committees agreed, in addition to those duties, to serve as Interim Chief Executive Officer.

On March 24, 2008, Mr. James Lane advised the Company that he would no longer serve as a Director and member of the Audit Committee.  As Mr. Lane was, at that time, the only independent member of the Audit Committee, the Company has suspended the activities of the Audit Committee until a new independent Director is appointed. In the interim, the functions of the audit committee have been assumed by the Board of Directors.

MediaDefender Overview- Internet Anti-Piracy Segment

MediaDefender was incorporated under the laws of the State of Delaware in July 2000 as a provider of anti-piracy solutions. We completed the acquisition of MediaDefender in the third quarter of fiscal 2005. MediaDefender’s solutions have been adopted by major entertainment companies as a practical means to thwart Internet piracy and drive consumers to pay for digitized content distributed through authorized Internet sites.  MediaDefender charges customers per file it distributes to the massive P2P audience.

Internet-Based Piracy. Piracy has long been and continues to be a problem for the global content industries. The International Intellectual Property Alliance (“IIPA”) estimates that the worldwide cost of music and computer software piracy costs content providers as much as $35 billion per year in lost sales. Due to the relatively small size of MP3 files, music was the first industry to be severely impacted by Internet piracy.  Retail music sales decreased 10% in 2007, an increase from the 6.5% decrease in 2006.  According to the RIAA, the decline, in sales has been due in part, to widespread copying and illegal Internet downloading of music.  The growth of broadband Internet access is now making larger-sized files, such as movies, software and video games, similarly vulnerable to Internet-based piracy. Already, the majority of motion pictures are available in some form on the Internet before theatrical release.

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

•                  Monitoring. In addition to providing IPP solutions, MediaDefender also tracks attempts by P2P users to access files illegally and provides such information to its customers in the form of weekly monitoring reports. By continuously monitoring the Internet to detect leaks of copyrighted material, MediaDefender is able to advise its customers concerning the origination of such leaks and help determine when MediaDefender’s IPP solutions are needed. Customers often employ MediaDefender’s monitoring capabilities in anticipation of executing a full-scale IPP solutions contract. This early monitoring allows its customers to observe the level of piracy affecting their copyrighted materials and has proven to be an effective marketing tool for MediaDefender’s IPP solutions.

In addition to an automated web crawler device that monitors leaks, MediaDefender also employs several individuals who detect customer content leaks by monitoring activity on the various networks web-sites and chat rooms. MediaDefender is able to make customers aware of any leaks per day seven days per week. This awareness enables customers to better manage their relationships with creative talent by demonstrating control and knowledge of the situation. Monitoring reports contain information that allows customers to determine:

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

Advertising. During 2007 MediaDefender worked with several advertising agencies and their clients to launch trial programs which distributed branded content on P2P networks.  The Company was paid on a typical ad impression, cost per thousand (CPM) basis per delivered files.  These programs, while limited in quantity, were successful and the Company anticipates to significantly increase the volume of such programs during 2008 and beyond which would serve to reduce the potential negative impact of a reduction in the growth of its IPP solutions services in the recorded  music and television area.

Patent Pending Technology. MediaDefender’s IPP solutions utilize proprietary software and a robust, scalable IT platform . This patent-pending combination of software and IT was created over time and based upon the successes and failures of real-world trials. Computer equipment and software is monitored and maintained on a 24/7 basis. The use of back-up and redundant systems, combined with constant monitoring, allows MediaDefender to provide continuous coverage and rapidly address potential technical problems.

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

Sales and Marketing. MediaDefender’s sales process is relationship-based with a relatively long sales cycle. Initial customer relationships were with music and movie industry clients, targeted due to the impact of piracy on these businesses, and has since expanded to software and gaming clients. MediaDefender management has invested significant time in building relationships with its clients, which has resulted in word-of-mouth referrals.

Customers . MediaDefender’s current principal customers include four major record labels and four major movie studios.  Approximately 68% of MediaDefender’s consolidated revenues were from four customers.  Of those four customers, two customers accounted for 21%  and 18%, respectfully, of MediaDefender’s revenues during the year ended December 31, 2007.

Market Share and Competition. Management believes that MediaDefender has a majority of the  IPP solution market. Its major existing competitor, Safenet, Inc.  has  been in the IPP market for seven years  without gaining significant market share and  Macrovison, a firm which had been competing in the IPP business, recently stopped offering the service due to a lack of performance in the market.

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

Technology. Our infrastructure is designed to be integrated, scalable, reliable and secure. The software that we use supports the acquisition, management and publication of content on our web-sites. During fiscal 2007, the management of our web-sites and servers for content, applications, database and electronic commerce was handled internally. Our servers are maintained at three co-location facilities in El Segundo and Los Angeles, California. Our operations depend on the ability to protect our systems against fire, power loss, telecommunications failure, break-ins and other events. All web-sites, servers, and systems are monitored and periodic backups are stored at our data center.

Order Processing and Fulfillment. Our web-sites include an ordering system that is designed to facilitate convenient online purchasing of pre-recorded music and merchandise.  We utilize an outside fulfillment house to verify orders submitted for credit card payment for fraud detection and sufficient funds before we release the order for shipment.  The fulfillment house insures that the credit card numbers are encrypted, and all customer, commerce and transactional data are stored in secure databases protected by firewalls. The transmission of information over the Internet uses Secure Socket Layer security technology verified by VeriSign, an industry leader in online security.

We have an agreement with Alliance Entertainment Corp. (“Alliance”) to be the primary supplier of our music and movie-related merchandise.  Alliance processes and fulfills the orders by our customers and we pay Alliance the wholesale costs of the merchandise plus transaction fees.  Alliance also provides customer service and shipping services.  Alliance provides a complete one stop fulfillment service pursuant to a contract which expires in July of 2008.  If we are unable to continue our agreement with Alliance or identify a suitable alternative fulfillment house, our E-commerce business could be adversely affected.

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

Customers. During the year ended December 31, 2007, one customer accounted for $1.2 million or 16% of total media revenue.  During the year ended December 31, 2006, one customer accounted for  13% of total media revenue. No other customer accounted for more than 10.0% of our media or e-commerce revenue during those years.

Competition. The market for the online promotion and distribution of music and music-related products and services is highly competitive and rapidly changing. There are a large number of web-sites competing for the attention and spending of consumers and advertisers, and we expect that number to increase, because there are few barriers to entry to Internet commerce. In addition, the competition for advertising revenue, both on web-sites and in more traditional media, is intense. We compete as follows:

•                  for music consumers and advertisers with providers of music information, community and content such as MTV, America Online, MSN, Yahoo!, Listen.com, myspace.com, mp3.com, billboard.com and various other companies;

•                  with major online music retailers such as Amazon.com and iTunes Music Store in selling music and merchandise;

•                  for music consumers and artist relationships with traditional music industry companies, including Sony BMG Music Entertainment, EMI Music, a unit of EMI Group, Warner Music Group, and Universal Music Group, a unit of Vivendi. Some of these companies have established online presences to promote and distribute the music and tours of their respective artists;

•                  for music consumers and advertisers with publishers and distributors of traditional media, such as television, radio and print, including MTV, CMT, Rolling Stone and Spin and their Internet affiliates; and

•                  with traditional retailers targeting music consumers, including Wal-Mart and Virgin Megastore and their Internet affiliates, in selling music and merchandise.

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

Conformance to E-Commerce Statutory Requirements for Formation of Contracts. We conduct e-commerce on our web-sites, and through affiliated web-sites. The applicable law on online formation of contracts is evolving. On June 30, 2000, the federal government enacted the Electronic Signatures in Global and National Commerce Act (“E-SIGN”), which provides that certain electronic signatures and electronic contracts with consumers, of the type that we enter into, are not unenforceable solely because they are electronic.  E-SIGN also specifies requirements for electronic record retention.  On January 1, 2000, California adopted a version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts.  Forty-six states have adopted a version of UETA.  Because all state-UETA laws are not identical, there are potentially conflicting requirements applicable to electronic signatures and electronic contracts.  We attempt to comply with these laws, but there is no guarantee that we will be successful.   Judicial interpretation or issuance of governmental regulations interpreting E-SIGN and potentially conflicting State UETA laws with regard to contracts of the type entered into by our customers through out web-sites and affiliated web-sites could result in customer contracts being set aside or modified. In that case, our e-commerce revenue could be materially adversely affected.

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

Online Contests and Sweepstakes. We occasionally conduct online promotional contests and sweepstakes. No purchase is necessary to participate. Our official rules, with material terms and conditions, eligibility restrictions, dates of participation, methods of entry, prize descriptions and restrictions, and odds of winning, are posted on our web-sites. To avoid having to register and bond our online promotions in the states of New York and Florida, the approximate retail value of the prizes we offer is generally less than $5,000 for a single promotion. Although we structure our promotions in a way that attempts to comply with applicable statutes as we believe they are currently interpreted and enforced in all fifty states, many of those statutes were drafted long before the advent of promotions over the Internet, and different states have interpreted substantially similar statutes differently. Thus, our ability to conduct online promotions is subject to the broad discretionary enforcement powers vested in various authorities. Further, our ability to conduct online promotions may be affected in whole or in part by various business method patents that may have been issued. In addition, foreign jurisdictions may attempt to regulate or ban our promotional contests. Under any of those three scenarios, we could face fines or possible exposure to liability or lose an effective tool for increasing traffic to and keeping visitors at our web-sites, and our business could be adversely affected.

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

The following sets forth a schedule of our active trademarks:

Federal Trademark Filings

MARK	APPL. NO.	REG. NO.	REG. DATE
ARTISTDIRECT	75927362	2742630	July 29, 2003
CORPORATE LOGO	76072567	2764726	September 16, 2003
CORPORATE LOGO	76072566	2457335	June 5, 2001
CORPORATE LOGO	76072563	2469613	July 17, 2001
CORPORATE LOGO	76072562	2473501	July 31, 2001
CORPORATE LOGO	76072561	2473500	July 31, 2001
CORPORATE LOGO	76072560	2524524	January 1, 2002
THE ULTIMATE BAND LIST	75306059	2407553	November 28, 2000
ARTISTDIRECT	75418187	2355839	June 6, 2000
ARTISTDIRECT	75061781	2288100	October 19, 1999

State Trademark Filings

MARK	STATE	REG. NO.	REG. DATE
THE ULTIMATE BAND LIST	Puerto Rico	50161	May 11, 2000
ARTISTDIRECT	Puerto Rico	50159	May 11, 2000
ARTISTDIRECT	Puerto Rico	49609	May 11, 2000
UBL	Puerto Rico	49616	May 11, 2000
UBL	Puerto Rico	49615	May 11, 2000
THE ULTIMATE BAND LIST	Puerto Rico	49614	May 11, 2000
THE ULTIMATE BAND LIST	Puerto Rico	49613	May 11, 2000
THE ULTIMATE BAND LIST	Puerto Rico	49612	May 11, 2000
UBL	Puerto Rico	50158	May 11, 2000
UBL	Puerto Rico	50157	May 11, 2000

International Filings

MARK	COUNTRY	APPL. NO.	REG. NO.	REG. DATE
A & Design	Argentina	2,320,737	1911466	1/27/2003
A & Design	Argentina	2,320,739	1911467	1/27/2003
A & Design	Argentina	2,374,722	1988933
A & Design	Australia	908102	908102	3/28/2002
A & Design	Brazil	824492609	*
A & Design	Brazil	822892340	822892340	5/15/2007
A & Design	Brazil	822892359	822892359	5/8/2007
A & Design	Brazil	822892332	*
A & Design	Costa Rica	2002-0003186	136855	1/21/2003
A & Design	European Union	2006336	2006336	6/20/2002
A & Design	France	23158012	23158012	4/8/2002
A & Design	Germany	30217397.8/09	30217397	4/5/2002
A & Design	Japan	2002-24589	4648627	2/28/2003
A & Design	Mexico	464672	708608	7/30/2001
A & Design	Mexico	464671	699283	5/24/2001
A & Design	Mexico	464670	703484	6/21/2001
A & Design	Mexico	541631	785949	3/31/2003
A & Design	Panama	112008	*
A & Design	Panama	112010	*
A & Design	Panama	112009	*
A & Design	Peru	120227	*
A & Design	Peru	120228	*
A & Design	Peru	120229	*
A & Design	Peru	151886-2002	82635	8/22/2002
A & Design	United Kingdom	2296994	2296994	8/30/2002
ARTISTDIRECT	Argentina	2,264,378	1886206	9/20/2002
ARTISTDIRECT	Argentina	2,264,379	1886207	9/20/2002
ARTISTDIRECT	Argentina	2,264,380	1886208	9/20/2002
ARTISTDIRECT	Argentina	2,264,381	1886209	9/20/2002
ARTISTDIRECT	Argentina	2,374,721	1920978	4/3/2003
ARTISTDIRECT	Australia	818867	818867	12/30/1999
ARTISTDIRECT	Australia	908101	908101	3/28/2002
ARTISTDIRECT	Canada	864116	512153	5/25/1999
ARTISTDIRECT	Chile	471162	574481	8/18/2000
ARTISTDIRECT	Chile	471163	574480	8/18/2000
ARTISTDIRECT	Chile	471161	574482	8/18/2000
ARTISTDIRECT	Chile	471160	574469	8/18/2000
ARTISTDIRECT	Costa Rica	1999-0010547	121896	8/24/2000
ARTISTDIRECT	Costa Rica	1999-0010548	121134	7/27/2000
ARTISTDIRECT	Costa Rica	1999-0010549	121133	7/27/2000
ARTISTDIRECT	Costa Rica	1999-0010550	121132	7/27/2000
ARTISTDIRECT	Costa Rica	2002-0003185	136854	1/21/2003
ARTISTDIRECT	European Union	699538	699538	6/5/2000
ARTISTDIRECT	France	23158011	23158011	4/8/2002
ARTISTDIRECT	Germany	30217395.1/09	30217395	4/5/2002
ARTISTDIRECT	Japan	183723/1997	4359836	2/10/2000
ARTISTDIRECT	Japan	2002-24588	4648626	2/28/2003
ARTISTDIRECT	Mexico	409261	645860	3/22/2000
ARTISTDIRECT	Mexico	409262	645861	3/22/2000
ARTISTDIRECT	Mexico	409263	649514	3/31/2000
ARTISTDIRECT	Mexico	409264	645862	3/22/2000
ARTISTDIRECT	Mexico	541632	743912	4/29/2002
ARTISTDIRECT	Panama	105638	105638	2/15/2001
ARTISTDIRECT	Panama	105641	105641	2/15/2001

ARTISTDIRECT	Panama	105640	105640	2/15/2001
ARTISTDIRECT	Panama	105642	105642	2/15/2001
ARTISTDIRECT	Peru	99622	22837	9/12/2000
ARTISTDIRECT	Peru	99623	22761	9/8/2000
ARTISTDIRECT	Peru	99624	22762	9/8/2000
ARTISTDIRECT	Peru	099625-2000	25765	5/24/2001
ARTISTDIRECT	Peru	151884-2002	82854	9/4/2002
ARTISTDIRECT	United Kingdom	2296996	2296996	10/4/2002
ARTISTDIRECT	Venezuela	2000-003045	S-015483	11/22/2000
ARTISTDIRECT	Venezuela	2000-003043	S-015481	11/22/2000
ARTISTDIRECT	Venezuela	2000-003044	S-015482	11/22/2000
ARTISTDIRECT	Venezuela	2000-003042	S-015480	11/22/2000
ARTISTDIRECT DIGITAL	Japan	2002-095128	4688729	7/4/2003
THE ULTIMATE BAND LIST	Argentina	2.119.984	1720730	2/10/1999
THE ULTIMATE BAND LIST	Argentina	2.119.985	1720731	2/10/1999
THE ULTIMATE BAND LIST	Australia	750646	750646	12/9/1997
THE ULTIMATE BAND LIST	Brazil	820399086	*
THE ULTIMATE BAND LIST	Canada	863917	511964	5/18/1999
THE ULTIMATE BAND LIST	Chile	471173	574472	8/18/2000
THE ULTIMATE BAND LIST	Chile	471172	574473	8/18/2000
THE ULTIMATE BAND LIST	Chile	471171	574474	8/18/2000
THE ULTIMATE BAND LIST	Chile	471170	574475	8/18/2000
THE ULTIMATE BAND LIST	Costa Rica	1999-0010555	121887	8/24/2000
THE ULTIMATE BAND LIST	Costa Rica	1999-0010556	121894	8/24/2000
THE ULTIMATE BAND LIST	Costa Rica	1999-0010557	121130	7/27/2000
THE ULTIMATE BAND LIST	Costa Rica	1999-0010558	121895	8/24/2000
THE ULTIMATE BAND LIST	European Union	699355	699355	2/25/2000
THE ULTIMATE BAND LIST	Japan	183722/1997	4359835	2/10/2000
THE ULTIMATE BAND LIST	Mexico	409269	647112	3/27/2000
THE ULTIMATE BAND LIST	Mexico	409270	647113	3/27/2000
THE ULTIMATE BAND LIST	Mexico	409271	645866	3/22/2000
THE ULTIMATE BAND LIST	Mexico	409272	645867	3/22/2000
THE ULTIMATE BAND LIST	Panama	105628	105628	2/15/2001
THE ULTIMATE BAND LIST	Panama	105627	105627	4/6/2001
THE ULTIMATE BAND LIST	Panama	105626	105626	2/13/2001
THE ULTIMATE BAND LIST	Panama	105629	105629	2/13/2001
THE ULTIMATE BAND LIST	Peru	99630	23005	9/28/2000
THE ULTIMATE BAND LIST	Peru	99631	22959	9/20/2000
THE ULTIMATE BAND LIST	Peru	99632	26107	6/18/2001
THE ULTIMATE BAND LIST	Peru	99633	23034	9/29/2000

UBL	Argentina	2,119,987	1846303	10/2/2001
UBL	Argentina	2,119,986	1870610	5/10/2002
UBL	Australia	750647	750647	12/9/1997
UBL	Brazil	820399060	*
UBL	Brazil	820399051	820399051	5/23/2006
UBL	Canada	863917	503204	10/28/1998
UBL	Chile	471167	574476	8/18/2000
UBL	Chile	471166	574477	8/18/2000
UBL	Chile	471165	574478	8/18/2000
UBL	Chile	471164	574479	8/18/2000
UBL	Costa Rica	1999-0010551	121890	8/24/2000
UBL	Costa Rica	1999-0010552	121888	8/24/2000
UBL	Costa Rica	1999-0010553	121131	7/27/2000
UBL	Costa Rica	1999-0010554	121889	8/24/2000
UBL	European Union	698951	698951	3/3/2000
UBL	Japan	183721/1997	4359834	2/10/2000
UBL	Mexico	409265	645863	3/22/2000
UBL	Mexico	409266	645864	3/22/2000
UBL	Mexico	409267	684935	1/31/2001
UBL	Mexico	409268	645865	3/22/2000
UBL	Panama	105636	105636	2/15/2001
UBL	Panama	105635	*
UBL	Panama	105634	105634	2/13/2001
UBL	Panama	105637	105637	2/13/2001
UBL	Peru	99626	23004	9/28/2000
UBL	Peru	99627	22958	9/20/2000
UBL	Peru	99628	25918	5/31/2001
UBL	Peru	99629	23033	9/29/2000
UBL	Venezuela	2000-003035	S-015477	11/22/2000
UBL	Venezuela	2000-003036	S-015478	11/22/2000
UBL	Venezuela	2000-003034	S-015476	11/22/2000
UBL	Venezuela	2000-003037	S-015479	11/22/2000

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

Our web-sites, depending upon the specific musical work, may offer audio streaming of part or all of an entire song or “Web casting,” or the downloading of an entire song in MP3 or other compressed audio formats. Full-length streaming only occurs in special instances after obtaining a license from the record label or band manager for the “sound recording.” In that case, an ASCAP or BMI blanket music license is also obtained by us or by our artists for rights to perform the associated underlying “musical composition.” Where we offer full-length downloads of songs in MP3 or other compressed audio formats, we seek to obtain the rights to transmit, reproduce and perform the “sound recording” in writing from the person or entity owning or controlling copyrights in such “sound recording.” With respect to rights in the “musical compositions” embodied in such “sound recordings” offered for download, we seek to clear rights in musical composition in one or more of the following three ways:

•                  a license agreement with the publisher, writer or other owner of such copyright in the “musical composition”.

•                  a waiver of any fees or royalties that would otherwise be required for such use; and/or;

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

ITEM 2.                             DESCRIPTION OF PROPERTY

The following table provides a schedule of corporate offices and facilities leased by us:

Location	Primary Function	Square Footage	Lease Term

Santa Monica, California	Corporate headquarters for ARTISTdirect and MediaDefender	14,817	Lease ends November 30, 2011

Los Angeles, California	Secured co-location space	300	Monthly

Los Angeles, California	Secured co-location facility	NA	Lease ends February 2010

El Segundo, California	Secured co-location facility	NA	Lease ends February 2010

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

As a result of the restatement of our financial statements and the other events described elsewhere in this Annual Report on Form 10-KSB, we have triggered various events of default under our senior debt and subordinated debt financing documents.  We could be subject to future claims under our financing documents, see “Item 6. Management’s Discussion and Analysis — Going Concern”.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.                       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol “ARTD.OB” since May 9, 2003.  The following table sets forth the high and low sales prices for our common stock, as reported by the Over-the-Counter Bulletin Board for fiscal 2007 and 2006, respectively:

	High	Low
2007
First Quarter	$2.40	$1.40
Second Quarter	$2.38	$1.75
Third Quarter	$2.30	$1.75
Fourth Quarter	$1.90	$0.38

2006
First Quarter	$4.53	$2.50
Second Quarter	$4.65	$2.75
Third Quarter	$3.55	$2.90
Fourth Quarter	$3.55	$2.25

The closing price of our common stock on March 24, 2008 was $0.41 per share, as reported on the Over-The-Counter Bulletin Board.  The Over-the-Counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders of Record

As of March 24, 2008, we had 265 holders of record of our common stock, excluding shares held in “street name” by brokerage firms and other nominees who hold shares for multiple investors.

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

On July 28, 2005, the Company completed the acquisition of MediaDefender, Inc., a privately-held Delaware corporation, (“MediaDefender”).  The stockholders of MediaDefender received aggregate consideration of $42,500,000 in cash, subject to certain holdbacks and adjustments described in the Merger Agreement.

The acquisition of MediaDefender was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing August 1, 2005.  Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in the stock ownership of companies with loss carryforwards, the utilization of the Company’s federal net operating loss carryforward was severely reduced as a result of the change in the effective stock ownership of the Company resulting from the debt financings arranged in conjunction with the acquisition of MediaDefender.

MediaDefender is the leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry.  It should be noted that revenue related to anti-piracy activities declined in 2007 from 2006 and management anticipates a further decline in 2008.  The largest source of this decline is reduced spending on the part of the major music labels due to a significant reduction in their sales and profitability.  See additional details and discussion in the Net Revenue section below.

During 2007, MediaDefender began offering advertisers specific programs to download branded content on file-sharing networks.  While such advertising based programs provided approximately $560,000 of revenue during 2007, management believes such activities could be a significant factor in 2008 and beyond as advertisers become more familiar with branded promotion activities on peer-to-peer networks, which currently carry the majority of internet traffic.  Advertising related revenue will be needed to offset anticipated declines in revenues from anti-piracy programs, especially those related to music.

During 2006, MediaDefender offered file-sharing marketing services, wherein MediaDefender receives a fee for redirecting specific peer-to-peer traffic on the Internet to designated client destinations.  This type of redirect program activity was not significant during 2007 and management does not anticipate this to be a major source of revenue going forward.

In order to fund the acquisition of MediaDefender, the Company completed a $15,000,000 senior secured debt transaction and a $30,000,000 convertible subordinated debt transaction, as described below at “Financing Transactions with Respect to MediaDefender, Inc. Acquisition”.

Going Concern:

As a result of communications with the Staff of the Securities and Exchange Commission in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate previously issued financial statements.

As a result, on December 20, 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness, which then triggered an event of default with respect to its registration rights agreements with the holders of such indebtedness.  Accordingly, beginning December 20, 2006, the Company began to incur liquidated damages under its registration rights agreements aggregating approximately $540,000 per month, and the interest rate on its subordinated convertible notes payable increased from 4.0% per annum to 12.0% per annum, an increase of approximately $183,000 per month.  On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and Sub-Debt Financing.

The adjustments to the financial statements with respect to the restatements were non-cash in nature and were not caused by or related to any changes in the underlying operating performance of the Company’s business, including revenues, operating costs and expenses, operating income or loss, income taxes, operating cash flows or adjusted EBITDA.  Primarily as a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2007 and 2006.  Notwithstanding such developments, the Company believes that it would have been out of compliance with certain of its financial covenants at December 31, 2007.

During 2007 and 2006, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and its originally scheduled (i.e., undefaulted) debt service obligations to both the senior and subordinated debt holders.  All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006.  In addition, the quarterly interest payments due on the outstanding senior indebtedness during 2007 were timely paid.  Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

As of December 31, 2007 and 2006, approximately $13,307,000 principal amount was outstanding with respect to the Senior Financing, and approximately $27,658,000 principal amount was outstanding with respect to the Sub-Debt Financing.  In addition, at December 31, 2007, approximately $410,000 and $1,972,000 was outstanding with respect to accrued registration delay penalties to the holders of the Senior Financing and the Sub-Debt Financing, respectively, and approximately $146,000 and $3,206,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively.  Through December 31, 2007, the Company had not paid the registration delay penalties to Sub-Debt Notes, although it had made advance payments to the holders of the Senior Notes aggregating $1,000,000 in exchange for multiple forbearance agreements.

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

Pursuant to a series of Forbearance and Consent Agreements with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, from April 17, 2007 through February 20, 2008, in exchange for aggregate cash payments of $1,000,000 in 2007 and $494,446 in February 2008.  The payments made by the Company under the Forbearance and Consent Agreements were credited against the registration delay cash penalties and interest on the penalties resulting from the Company’s default under the various agreements between the Company and the Senior Financing investors.  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors  agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 15%, provided the loan is repaid prior to September 30, 2008 or 16%, if the loan remains outstanding subsequent to that date.

The registration delay penalties and ongoing default interest charges are continuing to have a significant and material negative impact on the Company’s operations and cash flows.  The Company and its representatives and advisors are in ongoing discussions with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties and default interest, and various related matters.  The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations, but is unable to predict the outcome of such negotiations.  On February 7, 2008 the Company retained the services of Salem Partners, LLC, to serve as a financial advisor to the Company in connection with the sale, merger, consolidation, reorganization or other business combination and the restructuring of the material terms of the Company’s senior notes and/or subordinated convertible notes.  To the extent that the Company is unable to complete a sale or merger, or restructure its senior and subordinated debt obligations in a satisfactory manner and/or the lenders begin to exercise additional remedies to enforce their rights, the Company will not have sufficient cash resources to maintain its operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization, including a filing under Chapter 11 of the United States Bankruptcy Code.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s 2007 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Revenue Recognition.  The Company complies with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, and recognizes revenue when all four of the following criteria are met:  (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) colectability is reasonably assured.

E-commerce revenue consists primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, including shipping fees, and is recognized when the products are shipped.  The Company has a contract with a fulfillment house to service its music-related e-commerce activity.  The Company records e-commerce revenue on a gross basis as the Company enters into the sale transactions with customers, establishes the prices of the products, chooses the suppliers of the products, assumes the risk of inventory loss and collects all amounts from the customers and assumes the credit risk.  In certain circumstances, e-commerce revenue is subject to royalties, and such expense is recorded as part of cost of e-commerce revenue.

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

Stock-Based Compensation.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.  Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005.  In addition, commencing January 1, 2006, the Company recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instrument is complete.

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

We completed a goodwill impairment test during the Third Quarter of 2007 and found no need for an adjustment.  Due to the reduced sales activity in our anti-piracy business for the year 2007 and our internal projections for 2008, we again revisited the impairment work during our year end review for 2007 and noted that while the test thresholds were narrower, an adjustment was still not required.  We plan to closely monitor the sales activity within this segment during each fiscal quarter of 2008 and, if warranted, will record an impairment loss to adjust downward the carrying value of the segment at that time.

Impairment losses are limited to the carrying value of the goodwill, which represents the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.  In determining the estimated future cash flows, the Company considers current and projected future levels of income based on management’s plans for that business, as well as business trends, prospects and market and economic conditions.

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

Adoption of New Accounting Policies:

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

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements.  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted.  The Company chose to early adopt EITF 00-19-2 effective December 31, 2006.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements.  As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2003 (see Note 11).

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted account principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.  Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP.  SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R).  SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination.  SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The requirements of SFAS No. 160 does not apply to the Company as it is currently structured.

On March 19, 2008—The Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently assessing the potential effect of FASB No. 161 on its financial statements.

Results of Operations - Years Ended December 31, 2007 and 2006:

The table shown below presents information with respect to the Company’s consolidated statements of operations as to actual amounts and as a percentage of total net revenue, for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007		2006
	$	$	%	%
Net revenue
E-commerce	$1,497	6.2%	$2,649	11.0%
Media	7,500	31.0%	5,670	23.6%
Anti-piracy and file-sharing marketing services	15,174	62.8%	15,743	65.4%
Total net revenue	24,171	100.0%	24,062	100.0%
Cost of revenue:
E-commerce	1,531	6.3%	2,495	10.4%
Media	3,688	15.3%	3,088	12.8%
Anti-piracy and file-sharing marketing services	9,414	38.9%	7,797	32.4%
Total cost of revenue	14,633	60.5%	13,380	55.6%
Gross profit	9,538	39.5%	10,682	44.4%
Operating expenses:
Sales and marketing	1,993	8.2%	1,163	4.9%
General and administrative (including stock-based compensation)	10,867	45.0%	9,918	41.2%
Development and engineering	525	2.2%	—	—%
Write-off of fixed assets	97	0.4%	—	—%
Total operating costs	13,482	55.8%	11,081	46.1%
Loss from operations	(3,944)	(16.3)%	(399)	(1.7)%
Interest income	211	0.9%	126	0.5%
Interest expense	(7,923)	(32.8)%	(5,852)	(24.3)%
Loss on foreign currency	(14)	(0.1)%	—	—%
Other income	—	—%	57	0.2%
Liquidated damages under registration rights agreements	395	1.6%	(3,777)	(15.7)%
Change in fair value of warrant liability	4,551	18.8%	1,124	4.7%
Change in fair value of derivative liability	18,043	74.7%	7,792	32.4%
Reduction in exercise price of warrants	—	—%	(641)	(2.6)%
Amortization of deferred financing costs	(841)	(3.4)%	(858)	(3.6)%
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable and conversions of subordinated convertible notes payable	—	—%	(1,624)	(6.7)%
Income (loss) before income taxes	10,478	43.4%	(4,052)	(16.8)%
Tax (benefit) provision for income taxes	(1,039)	(4.3)%	838	3.5%
Net income (loss)	$11,517	47.7%	$(4,890)	(20.3)%
Consolidated Statements of Operations ($000):

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

However, Adjusted EBITDA has certain limitations.  Adjusted EBITDA is not a recognized measurement under GAAP, and when analyzing the Company’s operating performance, investors should use Adjusted EBITDA in addition to, and not as an alternative for, standard GAAP financial measures such as net income (loss) or cash flow from operations, or any other measure utilized in determining the Company’s operating performance that is calculated in accordance with GAAP.  Because Adjusted EBITDA is not calculated in accordance with GAAP, it may not be comparable to similarly-titled measures utilized by other companies.  Adjusted EBITDA eliminates certain substantial recurring items from net income (loss), such as depreciation, amortization, interest expense and income taxes, among others.  Each of these items has been incurred in the past, will continue to be incurred in the future, and should be considered in the overall evaluation of the Company’s operating performance.  The Company compensates for these limitations by providing the relevant disclosure of the items excluded in the calculation of Adjusted EBITDA, both in the reconciliation to the GAAP financial measure of net income (loss) and in the consolidated financial statements and footnotes, all of which should be considered when evaluating the Company’s operating performance.  Furthermore, Adjusted EBITDA is not intended to be a measure of the Company’s free cash flow or liquidity in general, as it does not consider certain ongoing cash requirements, such as a required debt service payments and income taxes.

Included in Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments

The table shown below summarizes net revenue and Adjusted EBITDA by operating segment for the years ended December 31, 2007 and 2006, respectively.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Years Ended December 31,
	2007	2006
	(in thousands)
Net Revenue:
E-commerce	$1,497	$2,649
Media	7,500	5,670
Anti-piracy and file-sharing marketing services	15174	15,743
	$24,171	$24,062

Adjusted EBITDA:
E-commerce	$(218)	$6
Media	2,604	1,919
Anti-piracy and file-sharing marketing services	5,304	8,935
	7,690	10,860
Corporate:
General and administrative expenses	(4,824)	(4,672)
Liquidated damages under registration rights agreements	395	(3,777)
	$3,261	$2,411

	Years Ended December 31,
	2007	2006
	(in thousands)

Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$3,261	$2,411
Stock-based compensation	(2,110)	(2,281)
Depreciation and amortization	(1,015)	(554)
Amortization of intangible assets	(3,602)	(3,752)
Amortization of deferred financing costs	(841)	(858)
Reduction in exercise price of warrants	—	(641)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—	(1,624)
Interest income	211	126
Other income	—	57
Write-off of fixed assets	(97)	—
Interest expense, including amortization of discount on debt of $3,081 and $3,142 in 2007 and 2006, respectively	(7,923)	(5,852)
Change in fair value of warrant liability	4,551	1,124
Change in fair value of derivative liability	18,043	7,792
Provision for income taxes	1,039	(838)
Net income (loss)	$11,517	$(4,890)

Net Revenue.  The Company’s net revenue increased by $109,000 or 0.5%, to $24,171,000 for the year ended December 31, 2007, as compared to $24,062,000 for the year ended December 31, 2006.

MediaDefender provided revenue of $15,174,000 for the year ended December 31, 2007, as compared to $15,743,000 for the year ended December 31, 2006.  During 2006, MediaDefender’s revenues included $580,000 from file-sharing marketing services (including $500,000 from a short-term program with a new entertainment services customer during the three months ended June 30, 2006), no similar revenues were recorded during 2007.

MediaDefender’s revenue for the year ended December 31, 2007 was negatively impacted by approximately $600,000 of service credits provided to customers (which were recorded as a reduction to revenues) as a result of the online security breach that occurred in mid-September 2007.  During the weekend of September 15 and 16, 2007, MediaDefender experienced an unlawful online security breach by hackers, which resulted in approximately 6,000 e-mails, as well as access to other confidential information and data, for the period from mid-December 2006 through September 10, 2007 being stolen and posted at numerous web-sites on the Internet.  These e-mails contained confidential information and communications covering a wide variety of internal issues, including personal data, customer data and pricing information, and other sensitive information.  This matter has been referred to the appropriate federal, state and local law enforcement organizations and an investigation is ongoing.  An internal investigation of this matter is continuing. As a result of which the Company has revised various procedures and policies and enhanced its online and Internet security protocols.

During 2007, MediaDefender began offering advertisers specific programs to download branded content on file-sharing networks and recognized $560,000 in connection with such activity.

MediaDefender’s revenue accounted for 62.8% of the Company’s total net revenue for the year ended December 31, 2007, as compared to 65.4% of the Company’s total net revenue for the year ended December 31, 2006.  The Company expects that revenues from MediaDefender will continue to represent a significant proportion of its total revenues for the foreseeable future.

During the year ended December 31, 2007, approximately 31% of MediaDefender’s revenues were from two customers, with one customer accounting for 18% and another customer accounting for 13%.  During the year ended December 31, 2006, approximately 73% of MediaDefender’s revenues were from four customers, with one customer accounting for 27%, another customer accounting for 25%, a third customer accounting for 11%, and a fourth customer accounting for 10%.  In January of 2008, MediaDefender was notified by a customer accounting for 12% of 2007 revenue, that they were discontinuing service and were evaluating the use of other methods to offset the negative impact of piracy.  In November of 2007, a record label customer, which accounted for 4% of MediaDefenders’ 2007 revenue, also discontinued service citing cost pressures subsequent to a change in ownership.

Media revenue increased by $1,830,000, or 32.3%, to $7,500,000 for the year ended December 31, 2007, as compared to $5,670,000 for the year ended December 31, 2006.  Media revenue increased in 2007 as compared to 2006 as a result of the Company entering into a strategic partnership with T-Mobile in April 2007 with the launch of a specially designed United Kingdom counterpart to the Company’s United States-based online music destination web-site.  The United Kingdom version of ARTISTdirect.com (www.ARTISTdirect.com/uk) includes numerous T-Mobile enhancements, including exclusive branded content provided by T-Mobile.  During the year ended December 31, 2007, approximately $1,270,000 or 17% of media revenues were generated by T-Mobile.

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

During the year ended December 31, 2007, the Company’s media revenues were generated primarily by two outside sales organizations that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites, as well as by in-house sales personnel. During the year ended December 31, 2006, the Company’s media revenues were generated primarily by one outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.  In February 2007, the Company hired an advertising industry veteran as vice president of worldwide sales to be responsible for domestic and international advertising and sales initiatives to compliment the efforts of the Company’s outside sales agencies.

During the year ended December 31, 2007, one customer accounted for $1,270,000 or 16% of total media revenue.  During the year ended December 31, 2006, a different customer accounted for $730,000 or 13% of total media revenue.

E-commerce revenue decreased by $1,152,000, or 43.5%, to $1,497,000 for the year ended December 31, 2007, as compared to $2,649,000 for the year ended December 31, 2006.  Due to limited opportunities for revenue growth and acceptable gross margins, the Company has been de-emphasizing e-commerce activities over the past few years.  During the years ended December 31, 2007 and 2006, approximately 59% and 67% of e-commerce revenues were generated from the products related to a single music merchandising entity.  Effective August 31, 2007, the Company restructured its relationship with this merchandising entity to eliminate such merchandise sales and focus on music sales, which had a negative impact on e-commerce sales for the remainder of 2007, and will have a significant negative impact on future e-commerce revenues, although such restructuring is expected to have limited impact on operating margins.

Cost of Revenue.  The Company’s total cost of revenue increased by $1,253,000 or 9.4%, to $14,633,000 for the year ended December 31, 2007, as compared to $13,380,000 for the year ended December 31, 2006.  Depreciation of property and equipment is included in cost of revenue for all business segments.

MediaDefender’s cost of revenue was $9,414,000 or 62.0% of its net revenue in 2007, as compared to $7,797,000 or 49.5% of its net revenue in 2006.  MediaDefender has experienced increasing bandwidth, personnel and occupancy costs, which are continuing to have a negative impact on cost of revenue in 2007 as compared to 2006.  Bandwidth / co-location costs increased by $1,273,000 in 2007 over the prior year. A contributing factor to this increase was MediaDefender’s relocation of its servers to higher quality co-location facilities and a change in bandwidth providers in early 2007.  These actions were taken in order to improve reliability and increase capacity in anticipation of growth in MediaDefender’s anti-piracy services.  Included in MediaDefender’s 2006 cost of revenue are third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of MediaDefender’s services of approximately $120,000.  Also included in MediaDefender’s cost of revenue for the years ended December 31, 2007 and 2006 was the amortization of proprietary technology acquired in the MediaDefender transaction of $2,534,000.

Media cost of revenue increased by $600,000 or 19.4% to $3,688,000 for the year ended December 31, 2007, as compared to $3,088,000 for the year ended December 31, 2006, as a result of the increase in media revenue discussed above.

E-commerce cost of revenue decreased by $964,000, or 38.60%, to $1,531,000 for the year ended December 31, 2007, as compared to $2,495,000 for the year ended December 31, 2006, primarily as a result of the decrease in e-commerce revenues discussed above.

As a result of the foregoing, gross profit was $9,538,000 for the year ended December 31, 2007, as compared to $10,682,000 for the year ended December 31, 2006, reflecting a combined gross margin of 39.5% and 44.4%, respectively.  A summary of gross profit and gross margin by segment is as follows ($000):

	Years Ended December 31,
	2007		2006
Segment:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
E-commerce	$(34)	(2.3)%	$154	5.8%
Media	3,812	50.8%	2,582	45.5%
Anti-piracy and file-sharing marketing services	5,760	38.0%	7,946	50.5%
Totals	$9,538	39.5%	$10,682	44.4%

Sales and Marketing.  The Company’s sales and marketing expense increased by $830,000, or 71.4%, to $1,993,000 for the year ended December 31, 2007, as compared to $1,163,000 for the year ended December 31, 2006, primarily as a result of additional headcount and personnel-related costs.  Also included in sales and marketing expense for the years ended December 31, 2007 and 2006 was the amortization of customer relationships acquired in the MediaDefender transaction of $755,000 per year.

General and Administrative.  The Company’s general and administrative expense increased by $949,000 or 9.6%, to $10,867,000 for the year ended December 31, 2007, as compared to $9,918,000 for the year ended December 31, 2006.

During the years ended December 31, 2007 and 2006, the Company incurred legal, accounting, consulting, printing fees and other costs of approximately $1,880,000 and $750,000, respectively, relating to the preparation and filing of various documents with the SEC (including the restated financial statements and the registration statement), negotiations with senior and subordinated note holders, review and analysis of various restructuring alternatives, amendments to financing agreements, the 2006 annual stockholders meeting, and other ordinary course legal and accounting matters.  As a result of the events of default related to the Company’s senior and subordinated debt agreements (see Part II - “Going Concern” above), the Company expects to incur significant continuing costs in this regard during 2008.

For the years ended December 31, 2007 and 2006, general and administrative expense included stock-based compensation costs of $2,110,000 and $2,281,000, respectively, and a provision for doubtful accounts of $203,000 and $705,000, respectively.  Also included in general and administrative expense for the years ended December 31, 2007 and 2006 was the amortization of non-competition agreements resulting from the MediaDefender transaction of $312,000 and $463,000, respectively.

Also included in general and administrative expense for the year ended December 31, 2007 was approximately $244,000 of legal, consulting and other direct costs related to the MediaDefender security breach and $700,000 that was accrued with respect to 2007 contractual performance bonuses payable to senior operating management.

Development and Engineering.  The Company incurred $525,000 of development and engineering costs for the year ended December 31, 2007. Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s web-site.   During the year ended December 31, 2006, these costs were included in cost of revenues.

Write-Off of Fixed Assets. During the year ended December 31, 2007, the Company recorded a charge to operations of $97,000 to write-off the net book value of obsolete computer equipment that it does not expect to utilize in future periods.

Loss from Operations. As a result of the aforementioned factors, the loss from operations for the year ended December 31, 2007 was $3,944,000, as compared to a loss from operations of $399,000 for the year ended December 31, 2006.

Interest Income. Interest income was $211,000 and $126,000 for the years ended December 31, 2007 and 2006, respectively.

Interest Expense. Interest expense of $7,923,000 and $5,852,000 for the years ended December 31, 2007 and 2006, respectively, relates to the $15,000,000 of secured notes payable issued in the Senior Financing, which bear interest at 11.25% per annum, and the $30,000,000 of subordinated convertible notes payable issued in the Sub-Debt Financing, which bear interest at 4.0% per annum, both of which were issued to finance the acquisition of MediaDefender in July 2005. Effective January 18, 2007, the interest rate on the Sub-Debt Financing increased from 4.0% to 12.0% due to the default on the Company’s senior and subordinated debt agreements in January 2007 (see Part II - “Going Concern”). On August 3, 2007, the Company entered into a Waiver and Forbearance Agreement with the holders of the Sub-Debt Financing pursuant to which the holders agreed to waive their right to charge the 12.0% default interest rate triggered by the Company’s defaults under the Subordinated Financing transaction documents and instead charge the 4.0% standard interest rate on the Sub-Debt Notes for the period from July 16, 2007 through August 31, 2007. Effective September 1, 2007, the interest rate returned to the 12.0% default interest rate. Included in interest expense for the year ended December 31, 2007 is interest expense of $251,000 relating to the accrued registration penalty obligation.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt. Accordingly, the amortization of this discount on debt included in interest expense for the years ended December 31, 2007 and 2006 was $717,000 and $730,000, respectively.

The Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value. The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter. The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes. This discount is being amortized to interest expense over the life of the Sub-Debt Notes. Accordingly, the amortization of this discount on debt included in interest expense for the years ended December 31, 2007 and 2006 was $3,081,000 and $3,142,000, respectively.

Loss on Foreign Currency Transactions. The loss on foreign currency transactions was $14,000 for the year ended December 31, 2007. The Company did not have any loss on foreign currency transactions for the year ended December 31, 2006.

Other Income. Other income was $57,000 for the year ended December 31, 2006. The Company did not have any other income for the year ended December 31, 2007.

Liquidated Damages Under Registration Rights Agreements. In accordance with EITF 00-19-2, which the Company adopted as of December 31, 2006, and SFAS No. 5, the Company accrued seven months liquidated damages (through mid-August 2007) under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006. As a result of the Company’s registration statement being declared effective on July 6, 2007, which was earlier than originally estimated, the Company recorded a net reduction to the original accrual of $395,000 in other income (expense) in the statement of operations during the year ended December 31, 2007.

Change in Fair Value of Warrant Liability. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as a warrant liability. The carrying value of the warrants is adjusted quarterly to reflect any changes in the fair value such liability and is included in the statement of operations as other income (expense). For the years ended December 31, 2007 and 2006, the Company recorded income of $4,551,000 and $1,124,000, respectively, to reflect the change in warrant liability during such periods.

Change in Fair Value of Derivative Liability. In accordance with EITF 00-19, the fair value of the embedded derivatives was bifurcated from the subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability. The carrying value of the derivative liability is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense). For the years ended December 31, 2007 and 2006, the Company recorded income of $18,043,000 and $7,792,000, respectively, to reflect the change in derivative liability during such periods.

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

Amortization of Deferred Financing Costs. Amortization of deferred financing costs was $841,000 and $858,000 for the years ended December 31, 2007 and 2006, respectively. Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Resulting from Principal Payments on Senior Secured Notes Payable and Conversion of Subordinated Convertible Notes Payable. Deferred financing costs and debt discount costs aggregating $1,624,000 were charged to operations as a result of the conversion of subordinated convertible notes payable and the principal payments on senior secured notes payable during the year ended December 31, 2006.

Income (Loss) Before Income Taxes. As a result of the aforementioned factors, income before income taxes was $10,478,000 for the year ended December 31, 2007, as compared to a loss before income taxes of $(4,052,000) for the year ended December 31, 2006.

Provision (Benefit) for Income Taxes. The Company recorded a benefit for income taxes of $1,039,000 for the year ended December 31, 2007, as a result of the carryback of 2007 tax losses to 2005 and 2006. As a result of the profitable operations of MediaDefender, the non-deductibility of certain non-cash charges for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $838,000 for the year ended December 31, 2006.

Net Loss. As a result of the foregoing factors, net income was $11,517,000 for the year ended December 31, 2007, as compared to a net loss of $(4,890,000) for the year ended December 31, 2006.

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

As a result, in December 20, 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness, which then triggered an event of default with respect to its registration rights agreements with the holders of such indebtedness. Accordingly, beginning December 20, 2006, the Company began to incur liquidated damages under its registration rights agreements aggregating approximately $540,000 per month, and the interest rate on its subordinated convertible notes payable increased from 4.0% per annum to 12.0% per annum as of January 1, 2007, an increase of approximately $183,000 per month. On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and Sub-Debt Financing.

A summary of the registration penalty accrual at December 31, 2007 and 2006 is presented below.

	December 31, 2007	December 31, 2006

Senior secured notes payable	$410,000	$1,575,000
Subordinated convertible notes payable	1,972,000	2,202,000
Total registration penalty accrual	$2,382,000	$3,777,000

A summary of accrued interest payable at December 31, 2007 and 2006 is presented below.

	December 31, 2007	December 31, 2006

Senior secured notes payable	$67,000	$67,000
Subordinated convertible notes payable	3,034,000	—
Liquidated damages with respect to:
Senior secured notes payable	79,000	—
Subordinated convertible notes payable	172,000	—
Total accrued interest payable	$3,352,000	$67,000

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2007 and 2006. Notwithstanding such developments, the Company believes that it would have been out of compliance with certain of its financial covenants at December 31, 2007.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s 2007 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Pursuant to a series of Forbearance and Consent Agreements with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, from April 17, 2007 through February 20, 2008, in exchange for aggregate cash payments of $1,000,000 in 2007 and $494,446 in February 2008. The payments made by the Company under the Forbearance and Consent Agreements were credited against the registration delay cash penalties and interest on the penalties resulting from the Company’s default under the various agreements between the Company and the Senior Financing investors. On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 15%, provided the loan is repaid prior to September 30, 2008 or 16%, if the loan remains outstanding subsequent to that date.

The registration delay penalties and ongoing default interest charges are continuing to have a significant and material negative impact on the Company’s operations and cash flows. The Company and its representatives and advisors are in ongoing discussions with the holders of its senior and subordinated debt obligations to obtain a waiver of and amendment to certain of the financing documents with respect to the events of default, the impact of the restatements, the payment of cash penalties and default interest, and various related matters. The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations, but is unable to predict the outcome of such negotiations. On February 7, 2008 the Company retained the services of Salem Partners, LLC, to serve as a financial advisor to the Company in connection with the sale, merger, consolidation, reorganization or other business combination and the restructuring of the material terms of the Company’s senior notes and/or subordinated convertible notes. To the extent that the Company is unable to complete a sale or merger or restructure its senior and subordinated debt obligations in a satisfactory manner, and the lenders begin to exercise additional remedies to enforce their rights, the Company will not have sufficient cash resources to maintain its operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization, including a filing under Chapter 11 of the United States Bankruptcy Code.

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

As of December 31, 2007 and 2006, the Company had $4,268,000 and $5,602,000 of unrestricted cash and cash equivalents, respectively.

At December 31, 2007, the Company had a working capital deficiency of $32,273,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of default interest on the subordinated convertible notes payable of $3,034,000, liquidated damages payable under registration rights agreements of $2,382,000, and warrant liability of $164,000 and derivative liability of $313,000 at such date.

At December 31, 2006, the Company had a working capital deficiency of $50,763,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of liquidated damages payable under registration rights agreements of $3,777,000, and warrant liability of $4,715,000 and derivative liability of $18,356,000 at such date.

The decrease in the working capital deficiency at December 31, 2007 as compared to December 31, 2006 of $18,490,000 was primarily attributable to a decrease in warrant liability and derivative liability aggregating $22,594,000 during the year ended December 31, 2007.

During December 2006, the Company made the required $1,050,000 cash payment to the founders of MediaDefender.

During the year ended December 31, 2006, the Company issued 2,203,870 shares of common stock upon the conversion of $3,416,000 of subordinated convertible notes payable.

During 2006 and 2007, the Company’s consolidated operations generated sufficient cash flows from operations to enable the Company to fund its operating requirements and its originally scheduled (i.e., undefaulted) debt service obligations to both the senior and subordinated debt holders.

Operating. Net cash used in operating activities was $1,038,000 for the year ended December 31, 2007, as compared to net cash provided by operating activities for the year ended December 31, 2006 of $900,000. Operating cash flow decreased in 2007 as compared to 2006 primarily as a result of the decrease in operating profitability at MediaDefender.

Investing. Net cash used in investing activities for the year ended December 31, 2007 was $481,000, which consisted of additions to property and equipment. Net cash used in investing activities for the year ended December 31, 2006 was $2,127,000, which consisted of guaranteed payments to MediaDefender management of $1,050,000 and additions to property and equipment of $1,077,000. Additions to property and equipment in 2006 included leasehold improvements related to the Company’s Santa Monica office facility of $261,000 and purchases of property and equipment of $816,000, primarily by MediaDefender.

Financing. Net cash provided by financing activities for the year ended December 31, 2007 was $185,000, which consisted of $101,000 from the exercise of stock options and a net decrease of $84,000 in restricted cash that secures certain letters of credit. Net cash provided by financing activities for the year ended December 31, 2006 was $3,727,000, which consisted of $5,326,000 from the exercise of warrants and $99,000 from the exercise of stock options, offset by principal payments on senior secured notes payable of $1,693,000 and an increase of $5,000 in restricted cash that secures certain letters of credit.

Contractual Obligations:

As of December 31, 2007, the Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below. The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms (based on the original terms as contemplated in the senior and subordinated loan agreements), without any early reduction of the principal balances based on cash flows.

		Payments Due by Year (in thousands)
Contractual cash obligations	Total	2008	2009	2010	2011
Employment contracts (1)	$1,523	$1,490	$33	$—	$—
Lease obligations	4,143	1,618	1,442	613	470
Liquidated damages payable under registration rights agreements	2,382	410	1,972	—	—
Interest on liquidated damages payable under registration rights agreements	597	423	174	—	—
Senior secured notes payable	13,307	—	13,307	—	—
Interest on senior secured notes payable (2)	3,106	2,047	1,059	—	—
Subordinated convertible notes payable	27,658	—	27,658	—	—
Interest on subordinated convertible notes payable (3)	5,219	3,319	1,900	—	—
Total contractual cash obligations	$57,935	$9,307	$47,545	$613	$470

(1)  Base compensation only; does not include any performance bonuses.

(2)  Assumes interest at 16% from February 20, 2008 through June 2009.

(3)  Assumes interest at 12% default rate through July 2009.

Capital Expenditures. The Company estimates that it will have capital expenditures aggregating approximately $950,000 for the year ending December 31, 2008, primarily related to the expansion of MediaDefender’s operations.

Off-Balance Sheet Arrangements. At December 31, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The music industry is under extreme pressure to reduce costs.

The major music labels are suffering from significant sales and profit deterioration and wherever possible are reducing expenditures. This has negatively impacted the amount of business that MediaDefender has conducted with these customers and this trend is expected to continue.

The loss of key personnel in the MediaDefender business could adversely affect our business because these individuals are important to our business.

The future success of MediaDefender depends to a significant extent on the continued services of its senior management, Randy Saaf and Octavio Herrera. The loss of these individuals would likely have an adverse effect on our business.

We have substantial debt obligations, which are materially and adversely affecting our business.

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

The success of our Internet piracy prevention segment depends heavily on the continued success of MediaDefender’s content protection technology.

If current MediaDefender customers, which include both major movie studios and record labels, determine that the benefits of MediaDefender’s technology do not justify the expense, or other competitive technologies are superior than those provided by MediaDefender, demand for its IPP technology would decline and our operating results would be significantly harmed.

Global sales of recorded music have recently declined and this trend may continue in the future.

Based on data compiled by The Recording Industry Association of America, or RIAA, the number of CDs shipped from record companies to retail distribution channels fell approximately 10% in 2007 on top of a 13% decline in 2006. According to the RIAA, the decline, in sales had been due in part, to widespread copying and illegal Internet downloading of music. If the overall trend continues, it may affect our e-commerce business and have a material effect on our revenues.

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

We depend on a limited number of customers and if we were to lose any of these customers, our business could be adversely affected.

During the year ended December 31, 2007, one customer accounted for $1.3 million, or 16.0% of total media revenue. During 2006, no one customer accounted for more than 10.0% of our media revenue. During the year ended December 31, 2007, approximately 68% of MediaDefender’s revenues were from four customers. Two of those four customers accounted for 21% and 18% of MediaDefenders revenues. In January of 2008 MediaDefender was notified by a customer accounting for 12% of 2007 revenue, that they were discontinuing service and were evaluating the use of other methods to offset the negative impact of piracy. In November of 2007, a record label customer, which accounted for 4% of MediaDefenders’ 2007 revenue, also discontinued service citing costs pressures subsequent to a change in ownership. Should MediaDefender, lose any of its remaining major customers, our business and results of operations could be adversely affected. During the year ended December 31, 2006, approximately 73% of MediaDefender’s consolidated revenues were from four customers. Of those four customers, two customers accounted for 27.0% and 25.0%, respectively.

If we do not build and maintain strong brands, we may not be able to attract a significant number of users to our web-sites.

To attract users we must develop a brand identity for ARTISTdirect and increase public awareness of the ARTISTdirect network; however, to conserve cash we have not been able to spend large amounts on offline and online advertising and promotional efforts to increase brand awareness, traffic and revenue. Accordingly, our marketing activities may not result in increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brands. Moreover, despite these efforts we may be unable to increase public awareness of our brands, which would have an adverse effect on our results of operations.

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

We rely to a large extent on timely distribution by third parties. During 2007, we relied on Alliance Entertainment to fulfill and distribute our orders for music. Our contract with Alliance is through July 2008 and our business could be adversely affected if that contract terminates without a suitable replacement.

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

We frequently either do not have written contracts or have short-term contracts with copyright owners, and, accordingly, our access to copyrighted content depends upon the willingness of such parties to continue to make their content available. If the fees for music content increase substantially or if significant music content becomes unavailable, our ability to offer music content could be materially limited. We have not obtained a license for some of the content offered on the ARTISTdirect network, including links to other music-related sites and thirty-second streamed song samples, because we believe that a license is not required under existing law. However, this area of law remains uncertain and may not be resolved for a number of years. When this area of law is resolved, we may be required to obtain licenses for such content, alter or remove the content from our web-sites and be forced to pay potentially significant financial damages for past conduct. We continue to discuss the potential for license arrangements with many of the major music publishers.

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

We may be sued for content available or posted on our web-sites or products sold through our web-sites or for linking and framing of third-party web-sites.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

The Company has triggered events of default under the terms of the Senior Notes and Sub-Debt Notes, and the outstanding notes may become due and payable, and we may not have the ability to meet this obligation.

The Company has triggered various events of default under the terms of the Senior Notes and the Sub-Debt Notes.  Upon the occurrence of an event of default, holders of at least 25% of the outstanding Senior Notes may declare the outstanding principal and accrued interest on all Senior Notes immediately due and payable, and each holder of the outstanding Sub-Debt Notes may also demand redemption of all or any portion of their respective notes.   During 2007 the Company entered into a series of Forbearance Agreements with the investors in the Senior Notes under which the investors agreed to forbear from the exercise of their rights under the Senior Financing documents in exchange for the payment of amounts due for liquidated damages and interest on those damage amounts.  The most recent Senior Note Forbearance Agreement is effective as of February 20, 2008 with a term extending through December 31, 2008.  The Company has no such agreement with the Subordinated Debt investors and we cannot assure you that we will not receive demand requests, and if we do, we may not have the ability to meet this obligation and this could have a material negative impact on our liquidity and cash flow.

During a portion of 2007 the Company failed to maintain an effective registration statement for the resale of the shares of our holders of notes and warrants issued in connection with the acquisition of MediaDefender, which has resulted in cash penalties and which could have a material negative impact on our liquidity and cash flow.

Pursuant to registration rights granted to the holders of our notes and warrants issued in connection with the acquisition of MediaDefender, the Company was to maintain an effective registration statement covering the resale of shares of common stock underlying these notes and warrants.  As discussed under the caption “Going Concern” on page 17 of this document, the Company restated its financial statements and as a result of those restatements, the Form SB-2 was not available to the holders of our notes and warrants from December 20, 2006 to July 6, 2007.  The financing documents provide that while the Form SB-2 remains unavailable for use, the holders of the Senior Notes and the Sub-Notes are entitled to cash penalties which bear interest until they are paid.  Through December 31, 2007 the Company incurred a total of $3,633,000 for such charges due the holders of the Senior Debt and Sub-Debt.  As of February 6, 2008, amounts due the Senior Debt were fully paid and as of December 31, 2007, $2,143,000 remains outstanding to the Sub Debt and continues to bear interest at the rate of 1% per month. No payments have been made to the holders of the Sub Debt and such payments could have a material negative impact on our liquidity and cash flow.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.  We expect to incur additional accounting related expenses associated with compliance with Section 404.

If all of the equity-based securities issued by us to finance the acquisition of MediaDefender are converted or exercised in accordance with their respective terms, significant dilution to our existing stockholders will result.

There are currently 10,344,666 shares of our common stock issued and outstanding.  Assuming the conversion or exercise of all equity-based securities issued in connection with the financing transactions completed to finance the acquisition of MediaDefender, there will be approximately 38,000,000 shares of our common stock issued and outstanding (which also assumes exercise of all our currently outstanding options and warrants).  Any sales in the public market of the common stock issuable upon the conversion or exercise of all equity-based securities issued in connection with such financing transactions could adversely affect prevailing market prices of our common stock.

Changes in financial accounting standards or interpretations of existing standards could affect reported results of operation.

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business are complex and involve subjective judgments.  Changes in these accounting standards, new accounting pronouncements and interpretations, by us or by our regulatory agencies, may occur that could adversely affect the Company’s reported financial position, results of operations and/or cash flows.

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

ITEM 8.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8AT - MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to ensure that material information regarding our operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented.  There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls.  As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation.  As conditions change over time so too may the effectiveness of internal controls.

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

It should be noted that during the weekend of September 15 and 16, 2007, MediaDefender experienced an unlawful online security breach by hackers, which resulted in approximately 6,000 e-mails, as well as access to other confidential information and data, for the period from mid-December 2006 through September 10, 2007 being stolen and posted at numerous web-sites on the Internet.  These e-mails contained confidential information and communications covering a wide variety of internal issues, including personal data, customer data and pricing information, and other sensitive information.  This matter has been referred to the appropriate federal, state and local law enforcement organizations and an investigation is ongoing.  An internal investigation of this matter is continuing and as a result of this review, the Company has revised various procedures and policies and enhanced its online and Internet security protocols.  This breach of MediaDefender’s email system did not cross over to the Company’s systems and financial records due to the internal controls and procedures the Company had in place at that time.

Our management, with the participation of our interim chief executive officer and interim chief financial officer, has evaluated our internal controls over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.                         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors

The following table sets forth, as of March 24, 2008, the names of, and certain information concerning, our directors:

Name	Age	Position	Director Since	End of Term
Jonathan V. Diamond	49	Chairman of the Board of Directors	2003	2008
Dimitri Villard	65	Interim Chief Executive Officer and Director	2005	2009
Frederick W. Field	55	Director	2001	2008
Teymour Boutros-Ghali	52	Director	2005	2008
Eric Pulier	41	Director	2004	2009
Fred Davis	48	Director	2005	2008
James N. Lane	56	Director (resigned as of March 24,2008)	2005	2010

Jonathan V. Diamond.   Mr. Diamond has served as our Chairman of the Board since March 6, 2008 and was previously Chief Executive Officer of the Company and a director since September 2003. From January 2003 to August 2006, he served as the Chairman, Chief Executive Officer and currently serves as a director of ALJ Regional Holdings, Inc., formerly YouthStream Media Networks, Inc., a publicly-traded company (ALJJ. PK).  He was the co-founder of N2K, Inc. and served as its Vice Chairman and Chief Executive Officer through its 1999 merger with CDnow, Inc., an e-commerce company. He continued to serve as Chairman of the combined company until its sale to Bertelsmann Music Group in August 2000. Mr. Diamond was a co-founder of GRP Records, an independent music label acquired by MCA in 1990.

Mr. Diamond received a M.B.A. from the Columbia University Graduate School of Business and a B.A. in Economics and Music from the University of Michigan Honors College.

Dimitri Villard.   Mr. Villard has served as Interim Chief Executive officer since March 6, 2008 and as a director since January 2005. Mr. Villard has also served as President and a director of Pivotal BioSciences, Inc., a biotechonology company, since September 1998. In addition, since January 1982 to present, he has served as President and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. Mr. Villard currently serves as Chairman of the Board of Dax Solutions, Inc. (“Dax”), an entertainment industry digital asset management venture. He has served as a director of Dax since May 2004. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a B.A. Degree in Government from Harvard University in 1964 and also received a Master of Science degree from China International Medical University.

Frederick W. Field.   Mr. Field served as Chairman of the Board from June 2001 to March 2008 and served as our Chief Executive Officer from June 2001 until September 2003. Mr. Field also currently serves as Chief Executive Officer of ARTISTdirect Records, LLC and as Chairman of the Board and Chief Executive Officer of Radar Pictures, Inc., a film production company. From 1990 to 2001, Mr. Field served as Co-Chairman of Interscope Records, a music production company. From 1979 to 1997, Mr. Field served as Chairman of the Board and Chief Executive Officer of Interscope Communications, Inc.

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

James N. Lane.   Mr. Lane has served as a director from May 2005 to March 24, 2008.  Mr. Lane has also served as Chairman and Chief Executive Officer of Devonwood Capital Partners since 2002.  From 1997-2002, Mr. Lane was Chairman and Chief Executive Officer of SG Capital Partners, a private equity firm affiliated with Societe General and SG Cowen Securities.  Prior to establishing SG Capital Partners, Mr. Lane’s career spanned approximately 20 years at Goldman Sachs, & Co. He was a former General Partner and founding member and Co-Head of Goldman Sachs’ Principal Investment Area. Until August 31, 2006, Mr. Lane served as a director of ALJ Regional Holdings, Inc., formerly YouthStream Media Networks, Inc., a publicly-traded company (ALJJ. PK).  Mr. Lane received a B.A. degree from Wheaton College and a M.B.A. from Columbia University.

Executive Officers

The following table sets forth, as of March 24, 2008, the names of, and certain information concerning, our executive officers that do not also serve as a director:

Name	Age	Position
Neil McCarthy	58	Interim Chief Financial Officer
Rene Rousselet	52	Corporate Controller of ARTISTdirect
Randy Saaf	31	Chief Executive Officer of MediaDefender, Inc.
Octavio Herrera	31	President of MediaDefender, Inc.

Neil McCarthy.  Mr. McCarthy has served as Interim Chief Financial Officer of the Company since September 2007 and was a consultant to the Company from July through August 2007.  On February, 25, 2008, Mr. McCarthy advised the Company of his intention to resign the post of Interim Chief Financial Officer as of March 31, 2008. Prior to working with the Company, Mr. McCarthy was involved in various consulting activities including assignments with Colortone Graphics, Automotive X Prize, Cooking.com, Wetzel’s Pretzels and Air Wave Wireless. Mr. McCarthy is also a member of the Executive Committee of the Tech Coast Angels, an angel investment network focusing on early stage technology related companies.

René Rousselet. Mr. Rousselet has served as our Corporate Controller since September 2006 and as our Principal Accounting Officer since February 2007. From May 2006 to September 2006, Mr. Rousselet worked as a consultant for Tag-It Pacific, Inc. (TAG), a publicly-traded apparel company. From November 2004 to May 2006, he served as the Chief Financial Officer of Asbestos Control Testing, Inc., a privately held interior demolition company, and from 1999 to 2004 he was the President and Chief Financial Officer of a privately held professional employment organization called ProService Inc. Prior to 1999, Mr. Rousselet served as either the Chief Financial Officer or Corporate Controller for a variety of entertainment companies in Los Angeles including two public companies called Hemdale Communications Inc. (no longer in existence) and The Kushner-Locke Company (KLOC.PK), a television programming company. Mr. Rousselet received a Degree in Accounting from California State University Northridge in 1977 and became a Certified Public Accountant in 1979 while working as a Senior Auditor at Arthur Andersen & Co.

Randy Saaf.   Mr. Saaf currently serves as Chief Executive Officer of our wholly-owned subsidiary MediaDefender, Inc., which was acquired on July 28, 2005. Mr. Saaf previously served as both President and Chief Executive Officer of MediaDefender, Inc. since he co-founded the company in July 2000.  Effective February 2008, Mr. Saaf was elected to the Board of Directors of Jibro, Inc. a mobile entertainment company.  Mr. Saaf received his Bachelor of Science degree in Engineering from Harvey Mudd College in 1998.

Octavio Herrera.   Mr. Herrera currently serves as President of our wholly-owned subsidiary MediaDefender, Inc., which was acquired on July 28, 2005. Mr. Herrera previously served as VP, Business Development and Chief Financial Officer of MediaDefender, Inc. since he co-founded the company in July 2000.  Effective February 2008, Mr. Herrera was elected to the Board of Directors of Jibro, Inc. a mobile entertainment company.  Mr. Herrera received a Bachelor degree in Physics from Occidental College in 1998.

Family Relationships

There are no family relationships among the directors and executive officers.

Term of Office

Our directors and officers hold office until the earlier of their death, resignation, or removal or until their successors have been qualified.

Procedure for Consideration of Director-Nominees

Stockholder Nominees.

The Nominating Committee considers nominees to the Board proposed by stockholders.  The Nominating Committee was established to ensure that the Company is able to attract and retain qualified individuals to serve on the Board of Directors and to establish a fair process for the handling of stockholder nominations to the Board of Directors.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain executive officers and persons who own more than ten percent of a registered class of ARTISTdirect’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Reporting Persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, all Section 16(a) forms were timely filed during fiscal 2007.

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

The Board of Directors and Committees

The Board is responsible for the supervision of the overall affairs of the Company. The Board met 9 times during the fiscal year ended December 31, 2007. During fiscal 2007, each director attended, either in-person or by telephone, at least 90% percent of all Board meetings and meetings of any committee on which he served, with the exception of Mr. Pulier who attended 44% percent of the Board meetings.

Audit Committee

The Board re-established an Audit Committee in November 2005. For the years of 2006 and 2007, the Committee had the following responsibilities, but were not limited to:

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

The Audit Committee consisted of James N. Lane and Dimitri Villard, both of whom were considered “independent” for the year ended December 31, 2007.  Mr. Lane qualified as a “financial expert” under Item 401 of Regulation S-B of the Securities and Exchange Act of 1934, as amended. The Audit Committee operates under a written Audit Committee Charter that was previously approved by the Board.  A copy of the Audit Committee Charter was filed as an exhibit to the Company’s Proxy Statement filed on May 8, 2006 with the SEC. The Audit Committee met 7 times during the fiscal year ended December 31, 2007.

On March 24, 2008, Mr. James Lane advised the Company that he would no longer serve as a Director and member of the Audit Committee.  As Mr. Lane was, at that time, the only independent member of the Audit Committee, the Company has suspended the activities of the Audit Committee until a new independent Director is appointed. In the interim, the functions of the Audit Committee have been assumed by the Board of Directors.

Compensation Committee

The Board established a Compensation Committee in November 2005. The Compensation Committee administers the Company’s compensation and benefit plans, in particular, the incentive compensation and equity-based plans, and approves salaries, bonuses, and other compensation arrangements and policies for the Company’s officers, including the Chief Executive Officer. The Board has adopted a written charter for the Compensation Committee, a copy of which was filed as an exhibit to the Company’s Proxy Statement filed on May 8, 2006 with the Securities and Exchange Commission. The Compensation Committee currently consists of Fred Davis and Dimitri Villard, both of whom were considered “independent” for the year ended December 31, 2007.  The Compensation Committee met 7 times during the fiscal year ended December 31, 2007.

Nominating Committee

The Board established a Nominating Committee in June 2006.  The Nominating Committee during 2007 consisted of James N. Lane and Fred Davis, both of whom were considered “independent”.  The Nominating Committee was established to ensure that the Company is able to attract and retain qualified individuals to serve on the Board of Directors and to establish a fair process for the handling of stockholder nominations to the Board of Directors.  There were no meetings of the Nominating Committee during 2007.

ITEM 10.                   EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the compensation earned by our Chief Executive Officer, our other most highly compensated executive officers (who served during fiscal years ended December 31, 2007 and 2006, and whose total compensation during fiscal years ended December 31, 2007 and 2006 exceeded $100,000) (collectively, the “Named Executive Officers”).  We have also included two additional individuals who serve as executive officers of MediaDefender, our wholly-owned subsidiary.

Summary Compensation Table

								Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan ($)	Nonqualified Deferred ($)	All Other ($)		Total ($)
Jonathan V. Diamond	2007	350,000								9,600	(1)	359,600
Chief Executive Officer	2006	350,000										342,250
Neil McCarthy	2007	87,500	25,000	(2)						62,500	(3)	175,000
Interim Chief Financial Officer	2006	—										—
Rene Rousselet	2007	136,667	19,000	(2)		59,500	(4)					215,167
Senior Accounting Officer	2006	42,086	2,000	(2)								44,086
Randy Saaf - MediaDefender	2007	350,000								9,600	(1)	359,600
Chief Executive Officer	2006	350,000								534,600	(5)	884,600
Octavio Herrera	2007	350,000								9,600	(1)	359,600
President, MediaDefender	2006	350,000								534,600	(5)	884,600

(1)             Auto allowance.

(2)             Discretionary bonus.

(3)             Consulting fees.

(4)             50,000 options granted with a Black-Scholes value of $1.19

(5)             Includes $9,600 for auto and $525,000 for a non-compete payment required as part of the acquisition of MediaDefender, Inc. in 2005. In December 2006, we paid the CEO and the President of MediaDefender $525,000 each as non-compete payments in exchange for their agreement as part of the acquisition of MediaDefender, Inc., not to compete with the Company.  The non-compete agreement specified that Messrs. Herrera and Saaf may not compete with the Company through July 28, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information relating to unexercised and outstanding options for each named executive officer as of December 31, 2007. No other equity awards otherwise reportable in this table have been granted to any of our named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jonathan V. Diamond	1,043,407	1,969,350	$1.49	08/05/10
Chief Executive Officer

Rene Rousselet	50,000	—	1.50	02/02/12
Senior Finance Officer

Randy Saaf	138,095	61,905	3.00	07/28/12
Chief Executive Officer, MediaDefender(1)

Octavio Herrera	138,095	61,905	3.00	07/28/12
President, MediaDefender(1)

(1) The Options shall vest over a three and one-half (3.5) year period on a quarterly basis for each named executive officer.

DIRECTOR COMPENSATION

Director Compensation

Board of Directors Compensation:

For the year ended December 31, 2007, each non-employee member of the Company’s Board of Directors received a cash retainer of $15,000, and a grant of 10,000 stock options having a value (based upon the appropriate Black-Scholes option valuation methodology) equal to $16,200.  The strike price for the options was set on the date of grant and the options vested entirely on December 31, 2007.  In addition, each director that serves on a Committee of the Board of Directors received, for each committee served, an additional cash retainer of $10,000, and a grant of 5,000 stock options having a value equal to $8,100, having the same terms and conditions as options granted to all non-employee members of the Board of Directors generally.  During 2007, a total of 80,000 Stock options were granted to the directors as compensation, having an aggregate Black-Scholes value of $129,600.  The stock option grants were made on June 30, 2007 under the 2006 Equity Plan.

Upon the recommendation of the Compensation Committee, the board of directors approved an annual compensation arrangement for our independent directors for fiscal 2008, which is identical to the compensation paid in 2007 as outlined above.

Tabular Format

The following table sets forth the compensation paid to all persons who served as members of our board of directors (other than our named executive officers) during the 2007 fiscal year. No director who is also a named executive officer received any compensation for services as a director in 2007.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.  Fees also include amounts paid to our directors for their services as consultants to the Company in connection with its restructuring.

						Compensation
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan ($)	Nonqualified Deferred ($)	All Other ($)	Total ($)

Frederick W. Field	15,000		0	16,200	(2)	0	0	0	31,000
Fred Davis	25,000		0	24,300	(2)	0	0	0	50,000
Teymour BoutrosGhali	75,000	(1)	0	16,200	(2)	0	0	0	91,000
Eric Pulier	15,000		0	16,200	(2)	0	0	0	31,000
Dimitri Villard	95,000	(1)	0	32,400	(2)	0	0	0	127,000
James N. Lane	25,000		0	24,300	(2)	0	0	0	50,000

(1)           Fees earned include payments of $60,000 each to two directors who served on the Company’s special committee related to restructuring matters.

(2)           This amount represents the fair market value calculated in accordance with the Black-Scholes method of certain issuances of stock options (at the time of issuance) to this director in payment of fees earned in connection with his services as a member of the Board of Directors.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2008, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of our directors, director-nominees, the Named Executive Officers (as defined below), beneficial owners known by the Company of more than five percent of the outstanding shares of our Common Stock and by our directors and executive officers as a group. Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and do not necessarily indicate ownership for any other purpose, and generally includes voting or investment power with respect to the shares and shares which such person has the right to acquire within 60 days of March 24, 2008.

		Amount and Nature
	Title of Class	of Beneficial		Percent
Beneficial Owner(1)	of Stock	Ownership(2)		of Class**
5% Stockholders:

JMB Capital Partners, L.P. 1999 Avenue of the Stars, Suite 2040 Los Angeles, California 90067	Common	1,916,667	(3)	18.5
WNTO7 Holdings, LLC c/o Wayne, Gaynor, Umanoff & Pollack, LLP 6100 Center Drive, Suite 950 Los Angeles, California 90045	Common	1,224,017	(4)	11.8
CCM Master Qualified Fund, Ltd. One North Wacker Drive, Suite 4725 Chicago, Illinois 60606	Common	1,942,605	(5)	18.8	(6)
Act II Master Fund, Ltd. 444 Madison Avenue New York, New York 10022	Common	590,050	(5)	5.7
Jonathan M. Glaser 11601 Wilshire Boulevard, Suite 2180 Los Angeles, California 90025	Common	622,400	(5)	6.0

Current Executive Officers and Directors:

Frederick W. Field	Common	324,694	(7)	3.1
Jonathan V. Diamond	Common	1,304,659	(7)	12.6
Robert N. Weingarten	Common	395,000	(7)	3.8
Teymour Boutros-Ghali	Common	193,603	(8)	1.9
Eric Pulier	Common	1,050,414	(9)	10.2
Dimitri Villard	Common	127,888	(7)	1.2
James N. Lane	Common	117,606	(7)	1.1
Fred Davis	Common	41,409	(12)	*
Randy Saaf	Common	281,663	(10)	2.7
Octavio Herrera	Common	281,663	(10)	2.7
Rene Rousselet	Common	50,000	(7)	*
All current directors and executive officers as a group (12 Persons)	Common	4,168,599	(11)	40.3

*	Indicates less than 1.0%

**	Based on 10,344,666 shares of Common Stock outstanding as of March 24, 2008.

(1)	Unless otherwise indicated, the address for each of the individuals listed in the table is c/o ARTISTdirect, Inc., 1601 Cloverfield Boulevard, Suite 400 South, Santa Monica, California, 90404-4082.

(2)

Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)	Based on Schedule 13G filed on August 17, 2007.

(4)

Includes 114,985 shares of Common Stock that may be exercised within 60 days of March 24, 2008 pursuant to a warrant. Members of WNT07 Holdings, LLC include Teymour Boutros-Ghali and FDT Trust-2005. Teymour Boutros-Ghali and Eric Pulier, both members of our Board are the managing members and have voting power with respect to the shares.

(5)	Based on Schedule 13G filed on February 14, 2008.

(6)

CCM Master Qualified Fund, Ltd. was also issued a $13,000,000 principal amount convertible subordinated note and a warrant to purchase 691,935 shares of common stock in the subordinated debt financing completed by us in July 2005. Both contain a limitation on exercise provision that prevents CCM Master Qualified Fund, Ltd. from holding more than 9.99% of our outstanding Common Stock.

(7)	Consists solely of stock options to purchase shares of Common Stock that are exercisable within 60 days of March 24, 2008.

(8)

Refer to footnote (4) above. Mr. Boutros-Ghali holds a 15% economic interest in WNT07 Holdings, LLC. In addition, this number consists of 22,324 options owned personally by Mr. Boutros-Ghali that can be exercised within 60 days of March 24, 2008.

(9)

Refer to footnote (4) above. FDT Trust-2005 holds a 85% economic interest in WNT07 Holdings, LLC. The trustee of FDT Trust-2005 is Greg Pulier, the brother of Eric Pulier. The beneficiaries of the trust consist of the living descendants of Myron Pulier, the father of Eric Pulier, as determined by Greg Pulier. In addition, this number consists of 10,000 options owned personally by Mr. Pulier that can be exercised within 60 days of March 24, 2008.

(10)

Consists of a warrant to purchase 119,758 shares of Common Stock and options to purchase 161,905 shares of Common Stock that are exercisable within 60 days of March 24, 2008. Messrs. Saaf and Herrera each elected to invest $2.25 million in our subordinated financing completed by us in July 2005.

(11)	Refer to footnotes (4) and (7)-(10) above.

(12)	Consists of 41,409 options that have fully vested as of December 31, 2007.

Employment Agreements

As of March 6, 2008, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Jon Diamond under which his employment as Chief Executive Officer was ended and he was elected as the Company’s Chairman of the Board of Directors.  Under the Services Agreement, the Company agreed to (a) pay a severance payment of $350,000 payable in semi-monthly installments over a period of six months, (b) accelerate the vesting of  the Time Vesting Options under his previous employment agreement, (c) accelerate the vesting of options granted in 2004 to purchase 259,659 shares, (d) extend to February 5, 2011 the period for exercising the Time Vesting Options and to March 29, 2011 for the 2004 Options, and (e) pay 40 days of accrued vacation time.

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

Future payments under employment agreements are as follows:

Years Ending December 31,	(in thousands)

2008	$1,490
2009	33
$1,523

Consulting Agreements

Effective August 31, 2007, Robert N. Weingarten, the Chief Financial Officer and Secretary of the Company resigned from all positions he held with the Company.  As a result of this resignation, the Company and Mr. Weingarten entered into a twelve month consulting agreement under which he is paid $16,250 per month.

In addition, the Company and Mr. Weingarten entered into an Omnibus Stock Option Amendment Agreement which extended the exercise date for 120,000 stock options granted to him in 2004 until March 29, 2011; altered the terms of his time vesting options to acquire 275,000 shares to accelerate their vesting to August 31, 2007 and extend their exercise date to August 5, 2010.   The vesting of his performance based options shall occur only upon the closing of a change of control transaction at a price above $3.10 per share occurring prior to August 31, 2008.  In addition, Mr. Weingarten will be able to exercise the time vesting options and the performance vesting options, if vested, until August 5, 2010, provided he does not breach his Consulting Agreement.

Option Plans

We currently maintain our 2006 Equity Incentive Plan, our 1999 Employee Stock Option Plan, our 1999 Artist Plan, our 1999 Artist and Artist Advisor Plan and our 2004 Consultant Plan (collectively, the “Current Option Plans”). At March 24, 2008, an aggregate of 1,419,628 stock options were outstanding under the Current Option Plans. There are an additional 2,287,029 stock options outstanding at March 24, 2008 that were issued by us outside of the Current Option Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of March 24, 2008 regarding compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category Teri to revise data	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	302,370	$7.50	142,110
Equity compensation plans not approved by stockholders	3,404,287	$1.92	2,973,762
Total	3,706,657	$2.54	3,115,872

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

Non-Plan; Non-Stockholder Approved Stock Option Grants

Effective May 31, 2001, we issued to Frederick W. (Ted) Field, our then Chairman and former Chief Executive Officer, a non-qualified stock option to purchase 302,370 shares of common stock exercisable at $7.50 per share through May 30, 2008.  The option vested over a period of five years from June 29, 2001, and was fully vested in 2006.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $2,006,000, as the five year vesting period ended in 2006, no amount was charged off in 2007 and $201,000 was charged to operations in 2006.

Effective September 29, 2003, we issued to Jonathan V. Diamond, our Chief Executive Officer, a non-plan, non-qualified stock option to purchase 259,659 shares of common stock exercisable through August 15, 2010 at $0.85 per share, which was the approximate fair market value of the common stock on the date of grant.  The option vested over a period of three years from the date of grant, and was fully vested in 2006.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $221, 000, as the three year vesting period ended in 2006, no amount was charged off in 2007 and $36,000 was charged to operations in 2006.

Effective March 29, 2004, we issued to Robert N. Weingarten, our Chief Financial Officer, a non-plan, non-qualified stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011.  The option vests and becomes exercisable in a series of thirty-six successive equal monthly installments from March 29, 2004 through March 29, 2007.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $42,000, of which $4,000 was charged to operations in 2007.

On July 28, 2005, we issued Jonathan Diamond, our President and Chief Executive Officer, a non-plan, non-qualified stock option to purchase 2,753,098 shares of Common Stock exercisable at $1.55 per share, which was the approximate fair market value of the Common Stock on the date of grant, through August 25, 2010. Approximately 38 percent of such stock options vests at the rate of 1/3rd per year over a three-year period and the remaining approximately 62 percent vests upon the achievement of certain financial milestones by ARTISTdirect. The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,936,450, of which $979,000 was recorded as stock-based compensation cost in 2007.

On July 28, 2005, we issued Robert Weingarten, our Chief Financial Officer, a non-plan, non-qualified stock option to purchase 550,000 shares of Common Stock exercisable at $1.55 per share, which was not less than the fair market value on the date of grant, through August 25, 2010. One half of such stock option vests at the rate of 1/3 per year over a three year period and one half will vest upon the achievement of certain financial milestones by ARTISTdirect.  The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $772,750, of which $386,000 (due to acceleration) was recorded as stock-based compensation cost in 2007.

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

On January 12, 2007, the Company entered into a new consulting agreement with Mr. Pulier (through WNT).  During the term of the new consulting agreement, which commenced January 12, 2007 and continues in effect until any party provides ten days prior written notice to the other parties of its intention to terminate, Mr. Pulier will provide non-exclusive consulting and advisory services to the Company outside of the ordinary course of his services as a member of the Board of Directors.  In consideration, Mr. Pulier (through WNT) is entitled to receive hourly compensation at the rate of $500 per hour.  Any consulting request made by the Company must be approved in advance by all parties prior to commencement of services.  The new consulting agreement was approved by the Compensation Committee of the Company’s Board of Directors. No payments were made to Mr. Pulier during 2007 under the terms of this agreement.

Fred Davis

During the year ended December 31, 2007, the Company incurred legal fees of approximately $16,000 to Davis Shapiro Lewit & Hayes, LLP, a law firm in which Fred Davis, a director of the Company, is a partner.

Director Independence

Our board of directors is comprised of a majority of independent directors.

Independent Directors. As of December 31, 2007 the independent directors of the Board were:  Frederick W. Field , Fred Davis (member of Compensation and Nominating Committees), James Lane (member of Audit and Nominating Committees) Teymour Boutros-Ghali and Dimitri Villard (member of Audit Committee and Compensation Committee). Each of these directors qualifies as an independent director in accordance with the published listing requirements of the American Stock Exchange. In addition, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

ITEM 13.                      EXHIBITS

The information required by this Item is set forth in the section of this Annual Report on Form 10-KSB entitled “EXHIBIT INDEX” and is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current independent registered public accounting firms, for the years ended December 31, 2007 and 2006, respectfully, are as follows:

	2007	2006
Audit fees	$185,460	$213,970
Audit-related and restatement related fees	$298,575	$167,920
Tax Fees	$103,970	$40,490

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

During 2006 and 2007 Polices on Accounting Matters; Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The primary purpose of the Audit Committee during 2006 and 2007 was to assist the Board in monitoring (i) the integrity of our financial statements and disclosures, including oversight of the accounting and financial reporting processes and the audits of our financial statements (ii) the compliance by us with our legal, ethical and regulatory requirements and (iii) the independence and performance of our independent registered public accounting firm.

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

The Audit Committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence.  As a result of Mr. James Lane’s resignation from the Audit Committee on March 24, 2008, the Company has suspended the activities of the Audit Committee until a new independent Director is nominated (see Subsequent footnote).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTdirect, Inc.

Date:	March 28, 2008	By:	/s/ Dimitri Villard
Dimitri Villard
Interim Chief Executive Officer (Principal Executive Officer)

Date:	March 28, 2008	By:	/s/ Neil McCarthy
Neil McCarthy
Interim Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Dimitri Villard and Neil McCarthy, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan V. Diamond	Chairman of the Board	March 28, 2008
Jonathan V. Diamond

	Interim Chief Executive Officer and Director (Principal	March 28, 2008
/s/ Dimitri Villard	Executive Officer)
Dimitri Villard

	Interim Chief Financial Officer and Secretary (Principal	March 28, 2008
/s/ Neil McCarthy	Financial Officer)
Neil McCarthy

/s/ Rene Rousselet	Corporate Controller (Principal Accounting Officer)	March 28, 2008
Rene Rousselet

/s/ Teymour Boutros-Ghali	Director	March 28, 2008
Teymour Boutros-Ghali

/s/ Fred Davis	Director	March 28, 2008
Fred Davis

/s/ Eric Pulier	Director	March 28, 2008
Eric Pulier

/s/ Frederick W. Field	Director	March 28, 2008
Frederick W. Field

ARTISTDIRECT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ARTISTdirect, Inc.

We have audited the accompanying consolidated balance sheets of ARTISTdirect, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARTISTdirect, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”, and applied the modified prospective method at the beginning of the year ended December 31, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Notes 1 and 4, the Company is in default under its senior and subordinated debt agreements.  This could cause a request for accelerated payment or redemption of the debt.  The Company does not have the capital resources necessary to repay accelerated indebtedness or redemption of the debt.  These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

March 28, 2008
Santa Monica, California

ARTISTdirect, Inc. and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except for share data)

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$4,268	$5,602
Restricted cash	280	364
Accounts receivable, net of allowance for doubtful accounts of $418 and $421 at December 31, 2007 and 2006, respectively	8,168	6,928
Income taxes refundable	1,147	—
Finished goods inventory	—	281
Prepaid expenses and other current assets	351	204
Total current assets	14,214	13,379

Property and equipment	4,452	4,197
Less accumulated depreciation and amortization	(2,614)	(1,729)
Property and equipment, net	1,838	2,468

Other assets:
Intangible assets:
Customer relationships, net	440	1,195
Proprietary technology, net	1,478	4,012
Non-competition agreements, net	416	728
Goodwill	31,085	31,085
Total intangible assets, net	33,419	37,020
Deferred financing costs, net	1,243	2,084
Deposits	20	21
Total other assets	34,682	39,125
	$50,734	$54,972

	December 31,
	2007	2006
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$1,539	$1,832
Accrued expenses	1,885	1,522
Accrued interest payable	3,352	67
Deferred revenue	230	39
Income taxes payable	200	495
Liquidated damages payable under registration rights agreements, net of advance payments of $1,000 at December 31, 2007	2,382	3,777
Warrant liability	164	4,715
Derivative liability	313	18,356
Senior secured notes payable, net of discount of $651 and $1,110 at December 31, 2007 and 2006, respectively (in default)	12,656	12,197
Subordinated convertible notes payable, net of discount of $3,892 and $6,516 at December 31, 2007 and 2006, respectively (in default)	23,766	21,142
Total current liabilities	46,487	64,142

Long-term liabilities:
Deferred rent	186	199
Financing agreements	19	53
Deferred income taxes payable	—	264
Total long-term liabilities	205	516

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock, $0.01 par value - Authorized - 60,000,000 shares
Issued and outstanding - 10,338,896 shares and 10,188,445 shares at December 31, 2007 and 2006, respectively	103	102
Additional paid-in-capital	235,407	233,197
Accumulated deficit	(231,468)	(242,985)
Total stockholders’ equity (deficiency)	4,042	(9,686)
	$50,734	$54,972

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except for share data)

	Years Ended December 31,
	2007	2006
Net revenue:
E-commerce	$1,497	$2,649
Media	7,500	5,670
Anti-piracy and file-sharing marketing services	15,174	15,743
Total net revenue	24,171	24,062

Cost of revenue:
E-commerce	1,531	2,495
Media	3,688	3,088
Anti-piracy and file-sharing marketing services	9,414	7,797
Total cost of revenue	14,633	13,380
Gross profit	9,538	10,682

Operating expenses:
Sales and marketing	1,993	1,163
General and administrative, including stock-based compensation costs of $2,110 and $2,281 in 2007 and 2006, respectively	10,867	9,918
Development and engineering	525	—
Write-off of fixed assets	97	—
Total operating costs	13,482	11,081
Loss from operations	(3,944)	(399)

Other income (expense):
Interest income	211	126
Interest expense	(7,923)	(5,852)
Loss on foreign currency transactions	(14)	—
Other income	—	57
Liquidated damages under registration rights agreements	395	(3,777)
Change in fair value of warrant liability	4,551	1,124
Change in fair value of derivative liability	18,043	7,792
Reduction in exercise price of warrants	—	(641)
Amortization of deferred financing costs	(841)	(858)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—	(1,624)
Income (loss) before income taxes	10,478	(4,052)
Provision for income (benefit) tax	(1,039)	838
Net income (loss)	$11,517	$(4,890)

Net income (loss) per common share:
Basic	$0.41	$(0.56)
Diluted	$(0.23)	$(0.56)

Weighted average common shares outstanding:
Basic	28,100,179	8,764,038
Diluted	29,669,682	8,764,038

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficiency)

(amounts in thousands, except for share data)

	Common Stock		Additional Paid-In
	Shares	Amount	Capital
Balance at January 1, 2006	4,861,149	$49	$208,207
Fair value of stock options granted for consulting services	—	—	35
Fair value of stock options	—	—	2,208
Common stock issued for consulting services	5,769	—	19
Common stock issued upon exercise of stock options	97,287	1	79
Common stock issued upon exercise of warrants	3,020,370	30	5, 296
Common stock issued upon conversion of subordinated convertible notes payable	2,203,870	22	3,394
Warrant liability transferred to additional paid-in capital as a result of exercise of warrants	—	—	9,483
Derivative liability transferred to additional paid-in capital as a result of conversion of subordinated convertible notes payable	—	—	4,053
Reduction in exercise price of warrants exercised by holders of senior secured notes payable	—	—	423
Amortization of deferred compensation	—	—	—
Net loss	—	—	—
Balance at December 31, 2006	10,188,445	102	233,197
Fair value of stock options	—	—	2,035
Common stock issued for consulting services	23,076	—	75
Common stock issued upon exercise of stock options	127,375	1	100
Net income	—	—	—
Balance at December 31, 2007	10,338,896	$103	$235,407

	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
Balance at January 1, 2006	$(19)	$(238,095)	$(29,858)
Fair value of stock options granted for consulting services	—	—	35
Fair value of stock options	—	—	2,208
Common stock issued for consulting services	—	—	19
Common stock issued upon exercise of stock options	—	—	80
Common stock issued upon exercise of warrants	—	—	5,326
Common stock issued upon conversion of subordinated convertible notes payable	—	—	3,416
Warrant liability transferred to additional paid-in capital as a result of exercise of warrants	—	—	9,483
Derivative liability transferred to additional paid-in capital as a result of conversion of subordinated convertible notes payable	—	—	4,053
Reduction in exercise price of warrants exercised by holders of senior secured notes payable	—	—	423
Amortization of deferred compensation	19	—	19
Net loss	—	(4,890)	(4,890)
Balance at December 31, 2006	—	(242,985)	(9,686)
Fair value of stock options	—	—	2,035
Common stock issued for consulting services	—	—	75
Common stock issued upon exercise of stock options	—	—	101
Net income	—	11,517	11,517
Balance at December 31, 2007	$—	$(231,468)	$4,042

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$11,517	$(4,890)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,539	8,287
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—	1,624
Provision for doubtful accounts	203	705
Stock-based compensation	2,110	2,281
Deferred income taxes	(264)	—
Other	—	(88)
Change in fair value of warrant liability	(4,551)	(1,124)
Change in fair value of derivative liability	(18,043)	(7,792)
Reduction in exercise price of warrants	—	641
Changes in liquidated damages payable under registration rights agreements	(395)	3,777
Write-off of fixed assets	97	—
Sub-total	(787)	3,421
Changes in operating assets and liabilities:
(Increase) decrease in - Accounts receivable	(1,443)	(3,966)
Finished goods inventory	281	22
Prepaid expenses and other current assets	(1,147)	(119)
Income taxes refundable	(147)	1,211
Deposits and other assets	1	4
Increase (decrease) in - Accounts payable	(293)	921
Accrued expenses	363	(463)
Accrued interest payable	3,285	(540)
Deferred revenue	191	(338)
Deferred rent	(13)	199
Financing agreements	(34)	53
Income taxes payable	(295)	495
Liquidated damages payable under registration rights agreements	(1,000)	—
Net cash provided by (used in) operating activities	(1,038)	900

Cash flows from investing activities:
Purchases of property and equipment	(481)	(1,077)
Guaranteed payments to MediaDefender management	—	(1,050)
Net cash used in investing activities	(481)	(2,127)

Cash flows from financing activities:
Proceeds from exercise of stock options	101	99
Proceeds from exercise of warrants	—	5,326
Principal payments on senior secured notes payable	—	(1,693)
Decrease (increase) in restricted cash	84	(5)
Net cash provided by financing activities	185	3,727

Cash and cash equivalents:
Net increase (decrease)	(1,334)	2,500
Balance at beginning of year	5,602	3,102
Balance at end of year	$4,268	$5,602

	Years Ended December 31,
	2007	2006

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$1,527	$3,243
Income taxes	$678	$—

Non-cash investing and financing activities:
Warrant liability transferred to additional paid-in capital as a result of exercise of warrants	$—	$9,483
Derivative liability transferred to additional paid-in capital as a result of conversion of subordinated convertible notes payable	$—	$4,053
Common stock issued upon conversion of subordinated convertible notes payable	$—	$3,416

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

1.  BASIS OF PRESENTATION

Organization and Business Activities

ARTISTdirect, Inc., a Delaware corporation, is a digital media entertainment company that is home to an online music network and, through its MediaDefender subsidiary, is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry.  The ARTISTdirect Network (www.artistdirect.com) is a network of web-sites appealing to music fans, artists and marketing partners that offers multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce and digital music services.  The Company is headquartered in Santa Monica, California.  Unless the context indicates otherwise, ARTISTdirect, Inc. and its subsidiaries are referred to herein as the “Company”.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries in which it has controlling financial interests.  All intercompany accounts and transactions have been eliminated for all periods presented.

Going Concern

As a result of communications with the Staff of the Securities and Exchange Commission in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate previously issued financial statements.

As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness.  In addition to this initial default, the Company has since entered into other events of default which continue to be in effect as of December 31, 2007.  During 2007, the Company entered into a series of forbearance agreements with the investors in the senior notes with respect to these defaults.

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.  Notwithstanding such developments, the Company would have been out of compliance with certain of its financial covenants at December 31, 2007.

Pursuant to a series of Forbearance and Consent Agreements with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default which were then in existence during the period, from April 17, 2007 through February 20, 2008, in exchange for aggregate cash payments of $1,000,000 in 2007 and $494,446 in February 2008.  The payments made by the Company under the Forbearance and Consent Agreements were credited against the registration delay cash penalties and interest on the penalties resulting from the Company’s default under the various agreements between the Company and the Senior Financing investors.  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors  agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 15%, provided the loan is repaid prior to September 30, 2008 or 16%, if the loan remains outstanding subsequent to that date.

The registration delay penalties and ongoing default interest charges are continuing to have a significant and material negative impact on the Company’s operations and cash flows.  The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations, but is unable to predict the outcome of such negotiations.  On February 7, 2008 the Company retained the services of Salem Partners, LLC, to serve as a financial advisor to the Company in connection with the sale, merger, consolidation, reorganization or other business combination and the restructuring of the material terms of the Company’s senior notes and/or subordinated convertible notes. To the extent that the Company is unable to complete a sale or merger or restructure its senior and subordinated debt obligations in a satisfactory manner and/or the lenders begin to exercise additional remedies to enforce their rights, the Company will not have sufficient cash resources to maintain its operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization, including a filing under Chapter 11 of the United States Bankruptcy Code.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s 2007 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Cash equivalents consist of investments, which are readily convertible into cash and have maturities of three months or less at the time of purchase.

Restricted Cash

As of December 31, 2007 and 2006, restricted cash consisted of a bank certificate of deposit with balances of $190,000 and $184,000, respectively, securing a bank letter of credit provided as security for charge-backs to the Company’s e-commerce credit card processor.  In addition, at December 31, 2007 and 2006, the Company had classified $90,000 and $180,000 of cash as restricted cash as such cash was pledged to secure an irrevocable bank stand-by letter of credit for the same amount issued in conjunction with the Company’s new office lease which commenced in February 2006 (see Note 16).  During February 2007, the irrevocable bank stand-by letter of credit was reduced to $90,000, and restricted cash was reduced commensurately.

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

Goodwill, Intangible Assets and Long-Lived Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  Accordingly, with respect to the MediaDefender transaction, non-compete agreements are being amortized over the life of the respective non-compete agreements, ranging from 20 months to 4 years, and customer relationships and proprietary technology are being amortized over 3 years.  Asset allocations and amortization periods with respect to the MediaDefender transaction were determined with the assistance of an independent valuation firm.

SFAS No. 142 also requires goodwill to be tested for impairment at least on an annual basis and more often under certain circumstances, and written down when impaired.  An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

The Company completed a goodwill impairment test during the third quarter of 2007 and found no need for an adjustment.  Due to the reduced sales activity in the Company’s anti-piracy business for the year 2007 and internal projections for 2008, management of the Company again revisited the impairment work during the year end review for 2007 and noted that while the test thresholds were narrower, an adjustment was still not required.  The Company’s management plans to closely monitor the sales activity within this segment during each fiscal quarter of 2008 and, if warranted, will record an impairment loss to adjust downward the carrying value of the segment at that time.

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

There was no impairment of long-lived assets in 2006 or 2007.

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

Revenue Recognition

The Company complies with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, and recognizes revenue when all four of the following criteria are met:  (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectability is reasonably assured.

E-commerce revenue consists primarily of the gross amount of sales revenue paid by the customer for recorded music and merchandise sold via the Internet, including shipping fees, and is recognized when the products are shipped. The Company has a contract with a fulfillment house to service its music-related e-commerce activity. The Company records e-commerce revenue on a gross basis as the Company enters into the sale transactions with customers, establishes the prices of the products, chooses the suppliers of the products, assumes the risk of inventory loss and collects all amounts from the customers and assumes the credit risk.  In certain circumstances, e-commerce revenue is subject to royalties, and such expense is recorded as part of cost of e-commerce revenue.

The Company records amounts charged to customers for shipping and handling in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”).  Pursuant to EITF 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the statement of operations.  For the years ended December 31, 2007 and 2006, the Company recorded $236,000 and $581,000, respectively, as revenue for shipping and handling fees charged to customers. For the years ended December 31, 2007 and 2006, the Company recorded $253,000 and $374,000, respectively, of shipping and handling costs as direct cost of product sales in the statements of operations.

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

Cost of Revenue

Cost of product sales consists of amounts payable related to e-commerce sales, which includes the cost of merchandise sold and royalties, and online commerce transaction costs, including credit card fees, fulfillment charges and shipping costs.  Distribution expenses consist of various distribution costs, including the cost of processing returns and warehousing inventory.  The Company has a contract with a fulfillment house to service its music-related e-commerce activity.

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

Inventories

Inventories, net of a provision for obsolescence of $69,000 at December 31, 2006, consisted of music-related merchandise maintained in the warehouse of the Company’s distributor.  Inventories are stated at the lower of cost or net realizable value.  Cost is determined using the first-in, first-out method.  As a result of the Company restructuring its relationship with a merchandising entity effective August 31, 2007 to eliminate merchandise sales (and the related inventory) and focus on music sales, the Company does not currently carry any inventory.

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

Development and Engineering Costs

Development and engineering costs, which are presented separately in the statement of operations in 2007, consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s web-site.  These costs are charged to operations as incurred.  During the year ended December 31, 2006, these costs were included in cost of revenues and totaled approximately $120,000.

Advertising Costs

Advertising costs are included in selling and marketing expense and are charged to operations as incurred, and totaled $4,000 and $104,000 during the years ended December 31, 2007 and 2006, respectively.

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

During the year ended December 31, 2007, one customer accounted for $1,270,000 or 16% of total media revenue, of which $423,000 was due from this customer at December 31, 2007.  During the year ended December 31, 2006, a different customer accounted for $730,000 or 13% of total media revenue, of which $335,000 was due from this customer at December 31, 2006.

During the year ended December 31, 2007, the Company’s media revenues were generated primarily by two outside sales organizations that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites, as well as by in-house sales personnel.  During the year ended December 31, 2006, the Company’s media revenues were generated primarily by one outside sales organization that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated web-sites.

During the year ended December 31, 2007, approximately 38% of MediaDefender’s revenues were from two customers, with one customer accounting for 21% and another customer accounting for 17%.  At December 31, 2007, the amounts due from such customers were $1,872,000 and $677,000, respectively, which were included in accounts receivable.  In January 2008, MediaDefender was notified by a customer accounting for 12% of 2007 revenue, that they were discontinuing service and were evaluating the use of other methods to offset the negative impact of piracy.  In November 2007, a record label customer, which accounted for 4% of MediaDefenders’ 2007 revenue, also discontinued service citing costs pressures subsequent to a change in ownership.

During the year ended December 31, 2006, approximately 73% of MediaDefender’s revenues were from four customers, with one customer accounting for 27%, another customer accounting for 25%, a third customer accounting for 11%, and a fourth customer accounting for 10%.  At December 31, 2006, the amounts due from such customers were $854,039, $620,000, $773,333 and $649,549, respectively, which were included in accounts receivable.

During the year ended December 31, 2007, MediaDefender purchased approximately 55% of its bandwidth from three suppliers.  At December 31, 2007, amounts payable to two of these suppliers aggregated $124,000.  During the year ended December 31, 2006, MediaDefender purchased approximately 67% of its bandwidth from three suppliers.  At December 31, 2006, there were no amounts payable to these suppliers.  Although there are other suppliers of bandwidth, a change in suppliers could cause delays, which could adversely affect operations in the short-term.

Foreign Currency Transactions

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and liquidated damages payable under registration rights agreements approximate their respective fair values because of the short maturity of these instruments.  The carrying amounts of senior secured notes payable and subordinated convertible notes payable approximate their respective fair values because of their current interest rates payable and other features of such debt in relation to current market conditions.  The carrying value of warrant liability and derivative liability approximate their respective fair values since they are adjusted to fair value at each period end.

Earnings Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”), and EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”.  EITF 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128 and provides guidance on how to determine whether a security should be considered a “participating security”.

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

The calculation of diluted weighted average common shares outstanding for the years ended December 31, 2007 and 2006 is based on the average of the closing price of the Company’s common stock during each respective period.

The calculation of diluted income per share for the year ended December 31, 2007 included the impact from dilutive stock options and senior and sub-debt warrants, but excluded the effect from the conversion of subordinated convertible notes payable, as well as stock options and warrants representing 1,217,940 shares and 433,333 shares, respectively, since their effect would have been anti-dilutive.

The calculation of diluted loss per share for the year ended December 31, 2006 excluded the effect from the conversion of subordinated convertible notes payable and the exercise of stock options and senior and sub-debt warrants aggregating approximately 25,785,830 shares of common stock, respectively, since their effect would have been anti-dilutive.

Issued but unvested shares of common stock are excluded from the calculation of basic earnings per share, but are included in the calculation of diluted earnings per share, to the extent that they are not anti-dilutive.

The calculation of earnings per share is summarized as follows:

	Years Ended December 31,
	2007	2006
Numerator:
Net income (loss), as reported	$11,517,000	$(4,890,000)

Allocation of net (loss) income:
Basic:

Net income (loss) applicable to common stockholders	$4,204,000	$(4,890,000)

Net income (loss) applicable to convertible subordinated notes	7,313,000	—

Net income (loss)	$11,517,000	$(4,890,000)

Diluted:

Net income (loss) applicable to common stockholders	$2,710,000	$(4,890,000)

Net income (loss) applicable to convertible subordinated notes	4,090,000	—

Net income (loss)	$6,800,000	$(4,890,000)
Denominator:

Weighted average common shares outstanding	10,256,127	8,764,038
Weighted average common shares attributable to subordinated notes	17,844,052	—

Weighted average common shares used in calculating basic net income (loss) per common share	28,100,179	8,296,876

Weighted average common shares issuable upon exercise of outstanding stock options based on the treasury stock method	964,767	—

Weighted average common shares issuable upon exercise of sub- debt warrants, based on the treasury stock method	604,735	—

Weighted average common shares used in computing diluted net income (loss) per common share	29,669,682	8,296,876

Calculation of net income (loss) per common share:

Basic:
Net income (loss) applicable to common stockholders	$11,517,000	$(4,890,000)

Weighted average common shares used in calculating basic net income (loss) per common share	28,100,179	8,764,038
Net income (loss) per share applicable to common stockholders	$0.41	$(0.56)

Diluted:

Net income (loss) applicable to common stockholders	$(6,800,000)	$(4,890,000)

Weighted average common shares used in calculating diluted net income (loss) per common share	29,669,682	8,764,038

Net income (loss) per common share applicable to common stockholders	$(0.23)	$(0.56)

Stock-Based Compensation

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

During the years ended December 31, 2007 and 2006, the Company recorded $1,677,000 and $1,576,000, respectively, as a charge to operations to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R.

At December 31, 2007, the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R on January 1, 2006 (excluding milestone–vested options), based on the fair values previously calculated, will be charged to operations over the remaining vesting period of the outstanding options as follows (amounts are in thousands):

Years Ending December 31,

2008	$883
2009	26
Total	$909

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

Adoption of New Accounting Policies

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

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements.  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted.  The Company chose to early adopt EITF 00-19-2 effective December 31, 2006 (see Note 4).

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements.  As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted account principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.  Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R).  SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination.  SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and early adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The requirements of SFAS No. 160 does not apply to the Company as it is currently structured.

On March 19, 2008—The Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently assessing the potential effect of FASB No. 161 on its financial statements.

3.  ACQUISITION OF MEDIADEFENDER, INC.

On July 28, 2005, the Company consummated the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”), which is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry.  The stockholders of MediaDefender received aggregate consideration of $42,500,000 in cash, subject to certain holdbacks and adjustments described in the Merger Agreement.  In order to fund the acquisition of MediaDefender, the Company completed a $15,000,000 senior secured debt transaction and a $30,000,000 convertible subordinated debt transaction, as described at Note 4.

In accordance with the Merger Agreement, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf and Octavio Herrera, confirming the terms of their employment.  Mr. Saaf and Mr. Herrera each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which continue until December 31, 2008, and are also each entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves operating earnings before interest, taxes, depreciation and amortization (calculated using the same accounting methods and policies as MediaDefender has historically used) exceeding $7,000,000 and $7,500,000 in fiscal 2007 and 2008, respectively.  Mr. Saaf and Mr. Herrera are each entitled to receive twelve months of severance pay at the rate of 100% of their monthly salary and the pro rata portion of the performance bonus referenced above if they are terminated “without cause”.

In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to each of Mr. Saaf and Mr. Herrera to purchase 200,000 shares of common stock, exercisable for a period of five years at $3.00 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction.  These options vest quarterly over three and one-half years.  The fair value of each of these options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $546,000, which is being recognized as stock-based compensation over the vesting period.

The Company also acknowledged the terms of Non-Competition Agreements entered into on July 28, 2005 by MediaDefender and Mr. Saaf and Mr. Herrera.  The Non-Competition Agreements prohibit Mr. Saaf and Mr. Herrera from (i) engaging in certain competitive business activities, (ii) soliciting customers of MediaDefender or the Company, (iii) soliciting existing employees of MediaDefender or the Company and (iv) disclosing any confidential information regarding MediaDefender or the Company.  Each agreement has a term of four years and shall continue to remain in force and effect in the event the above-referenced Employment Agreements are terminated prior to the end of the four-year term of the Non-Competition Agreements.  In consideration, Mr. Saaf and Mr. Herrera were each entitled to a cash payment of $525,000 from MediaDefender on December 31, 2006 (which payments were timely made).  As a result of these agreements, effective July 28, 2005, the Company recorded an asset of $1,050,000 for the non-competition agreements and a related liability of $1,050,000 for the guaranteed payments to MediaDefender management.  The $1,050,000 allocated to non-competition agreements is being amortized over the term of the employment agreements.

Mr. Saaf and Mr. Herrera each invested $2,250,000 in the convertible subordinated debt transaction entered into to fund the acquisition of MediaDefender on the same terms and conditions as the other investors in such financing (see Note 4).

In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Jonathan Diamond, its Chief Executive Officer, to purchase 2,753,098 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction.  Options with respect to 1,045,000 shares were scheduled to vest over three years and options with respect to 1,708,098 shares were scheduled to vest based on specified performance milestones.  The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,936,450, which was being recognized as stock-based compensation over the vesting period.   The terms of the time-vesting options were modified effective March 6, 2008 (see Note 16).

In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Robert Weingarten, its Chief Financial Officer, to purchase 550,000 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction.  Options with respect to 275,000 shares were scheduled to vest over three years and options with respect to 275,000 shares were scheduled to vest based on specified performance milestones.  The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $772,750, which was being recognized as stock-based compensation over the vesting period.  The terms of the time-vesting options were modified effective August 31, 2007 (see Note 16).

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

On July 28, 2005, the Company entered into a Non-Competition Agreement with WNT07, Eric Pulier and Teymour Boutros-Ghali (collectively, the “Advisors”).  The Non-Competition Agreement prohibits any of the Advisors (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries.  The covenants not to complete or solicit expired on the earlier of April 1, 2007 or the date of termination of Advisor’s services with the Company.  The amount allocated to the covenant not to compete was amortized through April 1, 2007.

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

In addition, not later than ninety days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined in the Note Purchase Agreement (the “Annual Cash Sweep”), to prepay the principal amount of the Senior Notes.  At December 31, 2006, there was no amount payable for the 2006 Annual Cash Sweep.  At December 31, 2007, there was $313,000 payable for the 2007 Annual Cash Sweep, which is included in senior secured notes payable in the balance sheet at December 31, 2007.

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

The Sub-Debt Notes contain several embedded derivative features (both assets and liabilities) that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The material derivative features include:  (1) the standard conversion feature of the debentures, (2) a limitation on the conversion by the holder, and (3) the Company’s right to force conversion.  An independent valuation firm valued the embedded derivative features and determined that, except for the above-noted features, the remaining derivative attributes (both assets and liabilities) were immaterial, both individually and in the aggregate, and effectively offset each other.  The value of the embedded derivatives was bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.

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

The financing documents specify that an event of default of the senior and subordinated indebtedness is triggered if a resale registration statement is unavailable for use by the holders for a period of more than ten consecutive trading days after the expiration of an allowable ten-day grace period.  The Company invoked its use of the ten-day allowable grace period on December 21, 2006, which expired on December 31, 2006.  The Company delivered notice to holders of its outstanding senior and subordinated indebtedness that, as of December 20, 2006, an event of default had been triggered under their respective senior and subordinated financing documents.

As of December 20, 2006, the Form SB-2 remained unavailable for use by the holders, and it continued to be unavailable for use until July 6, 2007, when Amendment No. 2 to the registration statement on Form SB-2 was declared effective by the SEC.  Accordingly, at December 30, 2006, the registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder of the senior and subordinated indebtedness was not effective.  As a result, an event of default, among others, with respect to the senior and subordinated indebtedness was triggered by the unavailability of the Form SB-2 to the holders between December 20, 2006 and July 6, 2007.  The financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original Senior Financing, on a pro rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original Sub-Debt Financing, on a pro rata basis.  These cash penalties are due and payable by the Company at the end of each thirty-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 31, 2007, and monthly thereafter.

In accordance with EITF 00-19-2, which the Company adopted as of December 31, 2006, and SFAS No. 5, the Company accrued seven months liquidated damages (through mid-August 2007) under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006, which was reduced by $395,000 as a result of the Company’s registration statement being declared effective on July 6, 2007, which was earlier than originally estimated, and by an aggregate of $1,000,000 of advance payments made to the holders of the Senior Financing during the year ended December 31, 2007 for liquidated damages under the registration rights agreement.  Accordingly, liquidated damages payable under registration rights agreements were $2,382,000 at December 31, 2007 and $3,777,000 at December 31, 2006, and were reflected as a current liability at such dates.  The Company believes that the amount of the liquidated damages accrued reflects the undiscounted maximum potential amount of liquidated damages payable to the holders of the Senior Financing and the Sub-Debt Financing since the underlying shares become generally available for resale under an effective registration statement on July 6, 2007

Since the registration rights component of the derivative liabilities was not material through September 30, 2006, there was no cumulative-effect adjustment recorded as a result of the transition rules with respect to the adoption of EITF-00-19-2 at December 31, 2006.

A summary of the registration penalty accrual at December 31, 2007 and 2006 is presented below.

	December 31, 2007	December 31, 2006

Senior secured notes payable	$410,000	$1,575,000
Subordinated convertible notes payable	1,972 ,000	2,202,000
Total registration penalty accrual	$2,382,000	$3,777,000

As of December 31, 2007 and 2006, approximately $13,307,000 principal amount was outstanding with respect to the Senior Financing, and approximately $27,658,000 principal amount was outstanding with respect to the Sub-Debt Financing.  In addition, at December 31, 2007, approximately $410,000 and $1,972,000 was outstanding with respect to accrued registration delay penalties to the holders of the Senior Financing and the Sub-Debt Financing, respectively, and approximately $146,000 and $3,206,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively.  Through December 31, 2007, the Company had not paid the registration delay penalties to either the holders of the Senior Notes or the Sub-Debt Notes, although it had made advance payments to the holders of the Senior Notes aggregating $1,000,000.  As a result of the registration failure, the failure to pay the registration delay penalties and the various financial covenant and other breaches of the terms of the Senior Financing and the Sub-Debt Financing, multiple events of default exist under the Senior Financing and the Sub-Debt Financing.  The terms of the Subordination Agreement among the Company and the creditor parties thereto (the “Subordination Agreement”) prevent the Company from making any cash payments to the Sub-Debt Note holders until the events of default under the Senior Financing are either cured or waived.  Furthermore, upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may only demand redemption of all or any portion of their respective notes under certain circumstances as described in the Subordination Agreement. The Company does not have the capital resources necessary to cure the existing events of default, or to repay any accelerated indebtedness or redemption or penalty amounts.

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

All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006.  In addition, the quarterly interest payments due on the outstanding senior indebtedness in 2007 were timely paid.  Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

A summary of accrued interest payable at December 31, 2007 and 2006 is presented below.

	December 31, 2007	December 31, 2006

Senior secured notes payable	$67,000	$67,000
Subordinated convertible notes payable	3,034,000	—
Liquidated damages payable with respect to:
Senior secured notes payable	79,000	—
Subordinated convertible notes payable	172,000	—
Total accrued interest payable	$3,352,000	$67,000

Pursuant to a series of Forbearance and Consent Agreements with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, from April 17, 2007 through February 20, 2008, in exchange for aggregate cash payments of $1,000,000 in 2007 and $494,446 in February 2008.  The payments made by the Company under the Forbearance and Consent Agreements were credited against the registration delay cash penalties and interest on the penalties resulting from the Company’s default under the various agreements between the Company and the Senior Financing investors.  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors  agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 15%, provided the loan is repaid prior to September 30, 2008 or 16%, if the loan remains outstanding subsequent to that date.

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

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.  Notwithstanding such developments, the Company would have been out of compliance with certain of its financial covenants at December 31, 2007.

The registration delay penalties and ongoing default interest charges are continuing to have a significant and material negative impact on the Company’s operations and cash flows.  The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations, but is unable to predict the outcome of such negotiations.  On February 7, 2008 the Company retained the services of Salem Partners, LLC, to serve as a financial advisor to the Company in connection with the sale, merger, consolidation, reorganization or other business combination and the restructuring of the material terms of the Company’s senior notes and/or subordinated convertible notes.  To the extent that the Company is unable to complete a sale or merger, or restructure its senior and subordinated debt obligations in a satisfactory manner and/or the lenders begin to exercise additional remedies to enforce their rights, the Company will not have sufficient cash resources to maintain its operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization, including a filing under Chapter 11 of the United States Bankruptcy Code.

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

An independent valuation firm assisted the Company in valuing the various derivative features in the compound embedded derivative and determined that, except for the above-noted features, the remaining derivative attributes (both assets and liabilities) were immaterial, both individually and in the aggregate, and they effectively offset one another.  The value of the compound embedded derivative that includes the above-noted features was bifurcated from the Sub-Debt Notes and recorded as derivative liability.  This initial amount was recorded as a discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.

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

	2005			2006				2007
Embedded derivatives	7/28	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Initial fair value of common stock	$1.43	—	—	—	—	—	—	—	—	—	—
Fair value of common stock at each subsequent reporting period end	—	$2.50	$3.30	$4.50	$3.50	$3.25	$2.35	$1.90	$2.00	$1.80	$0.38
Conversion price	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55
Terminal time period in months	48	46	43	40	37	34	31	28	25	22	19
Expected return	4.04%	4.18%	4.35%	4.82%	5.10%	4.59%	4.69%	4.58%	4.87%	3.97%	3.05%
Initial volatility factor	55%	—	—	—	—	—	—	—	—	—	—
Volatility factor for each subsequent reporting period	—	54%	59%	56%	63%	63%	53%	60%	56%	63%	73%
Triggering events to forced conversion:
Event 1 - stock price equal or above	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32
Event 2 - daily share trading volume equal or above	200,000	200,000	200,000	200,000	200,000	200,000	200,000	200,000	200,000	200,000	200,000
Lack of liquidity discount for the limitation on conversion	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%

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

The Company calculated the fair value of the various warrants using the Black-Scholes option-pricing model, using the volatility factor determined by the independent valuation firm.  The valuation model used the following assumptions for the original valuation and for each succeeding quarterly valuation.

	2005				2006			2007
Warrant liability	7/28	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Initial fair value of common stock	$1.43	—	—	—	—	—	—	—	—	—	—
Fair value of common stock at each subsequent reporting period end	—	$2.50	$3.30	$4.50	$3.50	$3.25	$2.35	$1.90	$2.00	$1.80	$0.38
Exercise price:
Senior warrants	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00
Sub-debt warrants	$1.55	$1.55	$1.55	$1.55	$1.43	$1.43	$1.43	$1.43	$1.43	$1.43	$1.43
Libra warrants	$2.00	$2.00	$2.00	$2.00	—	—	—	—	—	—	—
Time period in months:
Senior warrants	60	58	55	52	49	46	43	40	37	34	31
Sub-debt warrants	60	58	55	52	49	46	43	40	37	34	31
Libra warrants	84	82	79	76	—	—	—	—	—	—	—
Expected return	4.04%	4.18%	4.35%	4.82%	5.10%	4.59%	4.69%	4.58%	4.89%	4.03%	3.45%
Initial volatility factor	55%	—	—	—	—	—	—	—	—	—	—
Volatility factor for each subsequent reporting period	—	54%	59%	56%	63%	63%	53%	60%	56%	63%	73%

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

6.  PROPERTY AND EQUIPMENT

	December 31,
Property and equipment are recorded at cost and consist of the following:	2007	2006
	(in thousands)
Computer equipment and software	$3,973	$3,744
Furniture and fixtures	194	192
Leasehold improvements	285	261
	4,452	4,197
Less accumulated depreciation and amortization	(2,614)	(1,729)
Property and equipment, net	$1,838	$2,468

During the year ended December 31, 2007, the Company recorded a charge to operations of $97,000 to write-off the net book value of obsolete computer equipment that it does not expect to utilize in future periods.

At June 30, 2007, the Company evaluated the useful life of certain of its computer equipment and determined to reduce the depreciation period from 7 years to 5 years.  The effect of this change in estimate was to increase depreciation expense by approximately $371,000 for the year ended December 31, 2007.  The Company estimates that this change in estimate will increase depreciation expense by a total of approximately $168,000 in 2008 in excess of the amounts that would have been recorded as depreciation expense originally.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Identifiable Intangible Assets

Components of the Company’s identifiable intangible assets at December 31, 2007 and 2006, all of which were recorded in conjunction with the acquisition of MediaDefender in July 2005 (see Note 3), are as follows:

	Balance at Beginning of Year	Amortization Expense	Balance at End of Year
	(in thousands)
December 31, 2007
Customer relationships	$1,195	$755	$440
Proprietary technology	4,012	2,534	1,478
Non-competition agreements	728	312	416
Total	$5,935	$3,601	$2,334

December 31, 2006
Customer relationships	$1,950	$755	$1,195
Proprietary technology	6,546	2,534	4,012
Non-competition agreements	1,191	463	728
Total	$9,687	$3,752	$5,935

Amortization expense with respect to intangible assets for the years ended December 31, 2007 and 2006 was $3,601,000 and $3,752,000, respectively.  Scheduled amortization expense with respect to intangible assets for the next two succeeding years is as follows (amounts are in thousands):

Years Ending December 31,
2008	$2,182
2009	152
Total	$2,334

Goodwill

Goodwill at December 31, 2007 and 2006 was $31,085,000, which was recorded in conjunction with the acquisition of MediaDefender in July 2005 (see Note 3).  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, an intangible asset that is not subject to amortization such as goodwill shall be tested for impairment at least on an annual basis, and more often under certain circumstances, and written down when impaired.  An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The first step of the impairment test consists of a comparison of the total fair value of each reporting unit to the reporting unit’s net assets on the date of the test.  If the fair value is in excess of the net assets, there is no indication of impairment and thus no need to perform the second step of the impairment test.

During the three months ended September 30, 2007, the Company performed its second annual impairment test with respect to the goodwill recognized in conjunction with the acquisition of MediaDefender and determined that there was no indication of impairment.  Due to the reduced sales activity in the Company’s anti-piracy business for the year 2007 and internal projections for 2008, the Company again revisited the impairment work during our year end review for 2007 and noted that while the test thresholds were narrower, an adjustment was still not required.  The Company plans to closely monitor the sales activity within this segment during each fiscal quarter of 2008 and, if warranted, will record an impairment loss to adjust downward the carrying value of the segment at that time.

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

As a result of this development, MediaDefender recorded approximately $600,000 for service credits to customers, which were recorded as a reduction to revenues during the year ended December 31, 2007.  This amount was determined based on various factors, including discussions with customers.  MediaDefender also recorded approximately $244,000 of legal, consulting and other direct costs related to the breach during the year ended December 31, 2007.

8.   DEFERRED FINANCING COSTS

Components of the Company’s deferred financing costs at December 31, 2007 and 2006 are as follows:

	Balance at Beginning of Year	Amortization Expense	Write-offs Resulting from Conversions and Repayments of Debt	Balance at End of Year
	(in thousands)
Year Ended December 31, 2007
Deferred financing costs related to:
Subordinated convertible notes payable	$1,519	$607	$—	$912
Senior secured notes payable	565	234	—	331
Total	$2,084	$841	$—	$1,243

Year Ended December 31, 2006
Deferred financing costs related to:
Subordinated convertible notes payable	$2,400	$618	$263	$1,519
Senior secured notes payable	900	240	95	565
Total	$3,300	$858	$358	$2,084

Amortization expense with respect to deferred financing costs for the years ended December 31, 2007 and 2006 was $841,000 and $858,000, respectively.  Scheduled amortization expense with respect to deferred financing costs for the next two succeeding years is as follows (amounts are in thousands):

Years Ending December 31,
2008	$841
2009	402
Total	$1,243

9.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity with respect to the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Balance, beginning of year	$421	$177
Provision for doubtful accounts	203	705
Amounts charged off	(206)	(461)
Balance, end of year	$418	$421

The provision for doubtful accounts for the years ended December 31, 2007 and 2006 by segment was as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
E-commerce	$10	$34
Media	23	317
Anti-piracy and file-sharing marketing services	170	354
Total	$203	$705

10.  ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2007	2006
	(in thousands)
Accrued cost of sales	$221	$169
Accrued compensation and related costs	1,096	223
Accrued professional fees	133	448
Accrued business and property taxes	51	143
Other accrued expenses	384	539
Total accrued expenses	$1,885	$1,522

11.  INCOME TAXES

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Current:
Federal	$—	$660
State	5	178
	$5	$838

Deferred:
Federal	$(998)	$—
State	(46)	—
	(1,044)	—
Total	$(1,039)	$838

Income taxes differ from the amount computed using a tax rate of 34% as a result of the following:

	Years Ended December 31,
	2007	2006
	(in thousands)
Computed expected tax (tax benefit)	$3,563	$(1,388)
State and local income taxes, net of federal income tax benefit	3	117
Amortization of non-cash financing costs	470	861
Adjustments to deferred tax assets	8	1,053
Stock-based compensation	630	656
Permanent adjustments caused by warrant and derivative liabilities	(6,878)	(1,807)
Other	18	10
	(2,186)	(498)
Valuation allowance	1,147	1,336
Total income tax (benefit) expense	$(1,039)	$838

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax liabilities:
State income taxes	3,644	$3,311
Depreciation	45	386
Total deferred tax liabilities	3,689	3,697

Deferred tax assets:
Net operating loss carryforwards	48,660	46,722
Non-deductible accrued expenses	1,282	1,776
Other	179	220
Total deferred tax assets	50,121	48,718
Valuation allowance	(46,432)	(45,285)
Net deferred assets	3,689	3,433
Net deferred tax liabilities	$—	$264

At December 31, 2007, the Company had net operating loss carryforwards of approximately $112,000,000 for Federal income tax purposes expiring beginning in 2019 and California state net operating loss carryforwards of approximately $118,000,000 expiring beginning in 2009.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets (primarily net operating loss carryforwards) is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible.  As of December 31, 2007 and 2006, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

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

The Company recorded a benefit for income taxes of $1,039,000 for the year ended December 31, 2007, as a result of the carryback of 2007 tax losses to 2005 and 2006.  As a result of the profitable operations of MediaDefender, the non-deductibility of certain non-cash charges for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carry-forwards, the Company recorded a provision for income taxes of $838,000 for the year ended December 31, 2006.

As of December 31, 2007, the Company’s 2005 U.S. federal income tax return was undergoing examination by the Internal Revenue Service.  The Internal Revenue Service has proposed various adjustments to the Company’s 2005 taxable income.  Estimated taxes and interest relating to such adjustments have been accrued as income taxes payable in the accompanying financial statements at December 31, 2007.  As the Internal Revenue Service has not completed its examination, the Company is currently unable to predict the final outcome of the examination.

The Company adopted the provisions of FIN48 on January 1, 2007, and has identified unrecognized tax benefits related to the deductibility of certain interest expense on subordinated debt.  However, there would be no additional accrual required due to available net operating losses.  The following table provides a reconciliation of the Company’s unrecognized tax benefits at December 31, 2007:

Unrecognized tax benefits at January 1, 2007	$—
Increase based upon tax positions taken prior to 2007	300,000
Increase based upon tax positions taken in 2007	600,000
Decrease based upon net operating loss arising in 2007	(600,000)
Decrease based upon net operating loss carryback to prior years	(300,000)
Unrecognized tax benefits at December 31, 2007	$—

12.  RELATED PARTY TRANSACTIONS

Transactions Involving Officers and Directors

Effective as of January 1, 2006, the Company entered into a one-year consulting agreement with Eric Pulier, a director of the Company, through WNT Consulting Group, a California limited liability company wholly-owned by Mr. Pulier (“WNT”).  The consulting agreement was approved by the disinterested members of the Company’s Board of Directors.  Effective January 12, 2007, the parties mutually agreed to terminate this consulting agreement, which had automatically renewed for a second one-year term through December 31, 2007.  Under the terms of the original consulting agreement, Mr. Pulier received a base fee of $10,000 per month, certain other mandatory payments, and was also eligible to receive cash bonuses on the achievement of certain specified milestones.  Mr. Pulier had also agreed to waive all stock options and other stock-based compensation granted to outside members of the Company’s Board of Directors during the term of his original consulting agreement.  The termination agreement provided for a one-time cash payment to Mr. Pulier (through WNT) in the amount of $100,000 (which was paid in January 2007), in consideration for the termination of the consulting agreement and an acknowledgement and complete release of any and all claims related to unpaid compensation, bonus amounts or other out-of-pocket expenses (in cash or otherwise) that may have been owed by the Company as of January 12, 2007.  The termination agreement was approved by the Compensation Committee of the Company’s Board of Directors.  Mr. Pulier continues to serve as a member of the Company’s Board of Directors.

On January 12, 2007, the Company entered into a new consulting agreement with Mr. Pulier (through WNT).  During the term of the new consulting agreement, which commenced January 12, 2007 and continues in effect until any party provides ten days prior written notice to the other parties of its intention to terminate, Mr. Pulier will provide non-exclusive consulting and advisory services to the Company outside of the ordinary course of his services as a member of the Board of Directors.  In consideration, Mr. Pulier (through WNT) is entitled to receive hourly compensation at the rate of $500 per hour.  Any consulting request made by the Company must be approved in advance by all parties prior to commencement of services.  The new consulting agreement was approved by the Compensation Committee of the Company’s Board of Directors.  During the year ended December 31, 2007, Mr. Pulier (through WNT) did not earn any fees under the new consulting agreement.

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

The Company and Mr. Turner also entered into an independent contractor agreement dated November 28, 2006 (the “Contractor Agreement”), in order to provide for Mr. Turner’s temporary continued services with the Company.  The Contractor Agreement was scheduled to remain in effect for a period of eight months, commencing as of September 1, 2006 (the “Term”); provided, that, the Contractor Agreement could be terminated prior to the end of the Term by Mr. Turner for any reason or by the Company (i) for “cause,” (ii) the death or disability of Mr. Turner or (iii) for any reason at its option effective as of December 31, 2006 by making a one-time cash payment to Mr. Turner of $30,000 in the aggregate (the “Early Termination Option”).  The Contractor Agreement prohibited Mr. Turner from engaging in certain competitive business activities and from soliciting existing employees, customers, clients or vendors of the Company or its subsidiaries.  The covenants not to compete or solicit expired on April 30, 2007.  In consideration, Mr. Turner was entitled to receive from the Company a base fee of $12,500 for the first four-month period (comprised of $5,000 in cash and $7,500 in the form of a short-term loan, which would be forgiven on April 30, 2007 if Mr. Turner has complied with the provisions of the covenants not to compete or solicit) and $7,500 per month during the second four-month period (including a recoupable advance), as well as certain commission and bonus amounts, assuming achievement of specified milestones.  The Contractor Agreement was approved by the Compensation Committee of the Company’s Board of Directors.

Effective December 31, 2006, the Company elected to exercise its Early Termination Option under the Contractor Agreement and made the one-time cash payment to Mr. Turner of $30,000.  No further amounts are owed by the Company to Mr. Turner under the terms of the Contractor Agreement.

For the year ended December 31, 2007, each non-employee member of the Company’s Board of Directors received a cash retainer of $15,000, and a grant of 10,000 stock options having a value (based upon the appropriate Black-Scholes option valuation methodology) equal to $16,200.  In addition, each director that serves on a Committee of the Board of Directors received, for each committee served, an additional cash retainer of $10,000, and a grant of 5,000 stock options having a value equal to $8,100, having the same terms and conditions as options granted to all non-employee members of the Board of Directors generally.  The effective date of the above stock options was June 29, 2007, a total of 80,000 shares were granted under the 2006 Equity plan, having an aggregate Black-Scholes value of $129,600.  The options are exercisable through June 29, 2012 at $2.00 per share, the fair market value on the date of grant.  The options vested 50% on June 30, 2007 and 25% each on September 30, 2007 and December 31, 2007.  In addition, to their normal board fees, two directors also served on the Special Committee related to restructuring matters and received additional cash compensation of $60,000 each during 2007.

For the year ended December 31, 2006, each non-employee member of the Company’s Board of Directors received a cash retainer of $15,000, and (excluding Mr. Pulier) a grant of stock options having a value (based upon the appropriate Black-Scholes option valuation methodology) equal to $35,000.  The strike price for the options was set on the date of grant and the options vested entirely on December 31, 2006.  In addition, each director that serves on a Committee of the Board of Directors received, for each committee served, an additional cash retainer of $10,000, and (excluding Mr. Pulier) a grant of stock options having a value equal to $15,000, having the same terms and conditions as options granted to all non-employee members of the Board of Directors generally.  The stock option grants were made on July 7, 2006 under the 2006 Equity Plan (see Note 13).

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

During the years ended December 31, 2007 and 2006, the Company incurred legal fees of approximately $16,000 and $45,000, respectively, to Davis Shapiro Lewit & Hayes, LLP, a law firm in which Fred Davis, a director of the Company, is a partner.

See Notes 3, 13 and 16 for information with respect to additional related party transactions.

13.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Amendments to Certificate of Incorporation:

On June 26, 2006, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Certificate of Incorporation to eliminate 5,000,000 shares of authorized but unissued shares of preferred stock.  As a result, the Company has no authorized shares of preferred stock.

Stock-Based Transactions - Year Ended December 31, 2007

During the year ended December 31, 2007, the Company issued 23,076 shares of common stock, pursuant to a consulting agreement (see Note 16), and options to purchase 480,000 shares of common stock, including options to purchase 350,000 shares to management, as discussed below.

Effective February 2, 2007, the Company issued to Rene L. Rousselet, the Company’s Corporate Controller and Chief Accounting Officer, a stock option to purchase 50,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant.  The stock option vests and becomes exercisable in equal installments on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $60,000, which was charged to operations during the year ended December 31, 2007.

Effective February 2, 2007, the Company issued to its newly-appointed Vice President of Worldwide Sales, a stock option to purchase 300,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant.  The option with respect to 175,000 shares vests in seven equal quarterly installments on June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, and the option with respect to 125,000 shares vests on the achievement of performance targets to be mutually determined by the parties.  The fair value of the time-vested portion of this stock option, determined pursuant to the Black-Scholes option-pricing model, was $208,000, of which $89,000 was charged to operations during the year ended December 31, 2007.

Effective June 29, 2007, the Company issued to its six non-officer directors stock options to purchase an aggregate of 80,000 shares exercisable through June 29, 2012 at $2.00 per share, the fair market value on the date of grant.  The options vested 50% on June 30, 2007 and 25% each on September 30, 2007 and December 31, 2007.   The fair value of these stock options, determined pursuant to the Black-Scholes option-pricing model, was $129,600, which was charged to operations during the year ended December 31, 2007.

The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the aforementioned options were as follows:

Stock price on date of grant	$1.50 – $2.30
Risk-free interest rate	4.84 – 5.06%
Volatility	1.065 – 1.116%
Dividend yield	0%
Weighted average expected life (years)	5
Weighted average fair value of option	$1.19 – $1.76

As a result of the resignation of the Company’s former Chief Financial Officer effective August 31, 2007 (see Note 16), the Company agreed to amend certain provisions of stock options previously granted to the former Chief Financial Officer, including the accelerated vesting of certain options.  The Company recorded the fair value of these grants, calculated pursuant to the Black-Scholes option-pricing model, of $215,000 as a charge to operations in 2007.  The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the amendments to the options were as follows:

Stock price on date of grant	$3.00
Risk-free interest rate	5.0%
Volatility	146.3%
Dividend yield	0%
Weighted average expected life (years)	5
Weighted average fair value of option	$2.81

Stock-Based Transactions - Year Ended December 31, 2006

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

On October 9, 2006, the Company entered into an eighteen-month non-exclusive consulting agreement with Wood River Ventures, LLC and Jonathan Dolgen for consulting and advisory services with respect to the business and operations of the Company (see Note 16).  The consulting agreement provides for a stock award valued at $112,500, consisting of 34,615 shares of common stock based on the Company’s closing stock price on October 10, 2006 of $3.25 per share to be issued under the Company’s 2006 Equity Incentive Plan.  The shares vest pro rata over the eighteen-month period of the consulting agreement, beginning on October 10, 2006 and thereafter monthly on the first day of each month of the term of the consulting agreement through March 2008.  In accordance with ETIF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the shares granted under this consulting agreement are valued each month based on the closing market price on the first day of each month to determine the amount to be recorded as a charge to operations over the eighteen-month term of the consulting agreement.  Accordingly, during the years ended December 31, 2007 and 2006, the Company issued 23,076 shares and 5,769 shares of common stock under this consulting agreement and recorded a related charge to operations of $75,000 and $19,000, respectively.

Sufficiency of Authorized but Unissued Shares

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

Most of the Company’s outstanding options and warrants were issued to employees, officers and directors in compensatory transactions accounted for under SFAS No. 123R.  Of the 5,749,740 options and warrants outstanding at December 31, 2007, 5,331,553 were issued to employees, officers and directors.  The Company believes that potential impact pursuant to EITF 00-19-2 of the remaining 418,187 options and warrants issued to consultants, advisors and others is not material to the consolidated financial statements.  With respect to the 418,187 options and warrants, 222,000 are exercisable at $0.50 per share and the remaining 196,187 are exercisable at prices ranging from $1.00 per share to $7.50 per share; all such exercise prices are in excess of the current market value of the Company’s common stock.

The Company currently has 60,000,000 shares of common stock authorized, of which 10,338,896 shares of common stock were issued at December 31, 2007, resulting in 49,661,104 unissued shares at such date.  If all of the Company’s equity-based instruments were converted or exercised into shares of common stock in accordance with their respective original terms, without regard to whether such instruments have vested or are in-the-money, approximately 28,000,000 additional shares would be issued, resulting in a total of approximately 38,000,000 shares of common stock issued and outstanding.  Accordingly, this calculation results in approximately 22,000,000 shares of common stock available for issuance, in excess of all equity commitments that the Company currently has outstanding.

The Company has approximately $27,658,000 of Sub-Debt Notes outstanding at December 31, 2007, which are convertible into common stock at $1.55 per share and which represent the single largest component of such potential dilution (approximately 17,850,000 shares).  However, the financing agreements contain provisions that expressly prohibit the Company from issuing shares to a Sub-Debt Note holder if after the conversion, such Sub-Debt Note holder would exceed the respective limit called for in their Sub-Debt Note, either 4.99% or 9.99% of the Company’s outstanding common shares, thus the Company believes that it is very unlikely that all of the 17,850,000 shares issuable to the holders of the Sub-Debt Notes would be issued at one time or even in a short period of time.

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

14.  STOCK-BASED PLANS

2004 Consultant Stock Plan

Effective September 29, 2004, the Company’s Board of Directors adopted the ARTISTdirect, Inc. 2004 Consultant Stock Plan (the “Consultant Plan”) in order for the Company to be able to compensate consultants, at the option of the Company, who provide bona fide services to the Company not in connection with capital raising or promotion of the Company’s securities.  The Consultant Plan will expire on September 29, 2014, and provides for the issuance of up to 500,000 shares of common stock to consultants at fair market value.  On January 13, 2005, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the 500,000 shares of common stock for future issuance under the Consultant Plan.  As of December 31, 2007, no shares had been issued under the Consultant Plan.

2006 Equity Incentive Plan

The Company’s stockholders approved the ARTISTdirect, Inc. 2006 Equity Incentive Plan (the “2006 Equity Plan”) at the Company’s Annual Meeting of Stockholders held on June 19, 2006 (the “Annual Meeting”).  The Board of Directors of the Company had previously approved the 2006 Equity Plan in April 2006.  A total of 1,500,000 new shares of the Company’s common stock have initially been reserved for issuance under the 2006 Equity Plan.  Awards under the 2006 Equity Plan may be granted to any of the Company’s employees, directors, officers, consultants or those of the Company’s affiliates.  Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards.  An incentive stock option may be granted under the 2006 Equity Plan only to a person who, at the time of the grant, is an employee of the Company or a parent or subsidiary of the Company.  During the year ended December 31, 2006, the Company issued 34,615 shares of common stock pursuant to a consulting agreement (see Notes 13 and 16) and options to purchase 126,551 shares of common stock.  During the year ended December 31, 2007, the Company issued options to purchase 480,000 shares of common stock.  As of December 31, 2007, 863,834 shares remained available for future option grant.

A summary of stock option activity under the 2006 Equity Plan during the years ended December 31, 2006 and 2007 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	—	$—
Granted	126,551	3.20
Exercised	—	—
Cancelled/expired	—	—
Options outstanding at December 31, 2006	126,551	3.20
Granted	480,000	1.63
Exercised	—	—
Cancelled/expired	(5,000)	1.50
Options outstanding at December 31, 2007	601,551	$1.96
Options exercisable at December 31, 2007	376,551	$2.24

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2007 under the 2006 Equity Plan:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life	Price	of Shares	Price

$1.50	350,000	4.09	$1.50	125,000	$1.50
$1.55	5,000	3.92	$1.55	5,000	$1.55
$1.80	5,000	3.92	$1.80	5,000	$1.80
$1.90	5,000	3.92	$1.90	5,000	$1.90
$2.00	10,000	3.92	$2.00	10,000	$2.00
$2.00	80,000	4.50	$2.00	80,000	$2.00
$2.15	5,000	3.92	$2.15	5,000	$2.15
$2.20	5,000	3.92	$2.20	5,000	$2.20
$2.25	5,000	3.92	$2.25	5,000	$2.25
$2.30	5,000	3.92	$2.30	5,000	$2.30
$2.35	5,000	3.92	$2.35	5,000	$2.35
$2.90	30,000	3.92	$2.90	30,000	$2.90
$3.35	91,551	3.52	$3.35	91.551	$3.35
$1.50-$3.35	601,551	4.03	$1.96	376,551	$2.24

The weighted average grant date fair value of stock options issued during the years ended December 31, 2006 and 2007 was $2.66 per share and $1.63 per share, respectively.

The intrinsic value of exercisable but unexercised in-the-money options at December 31, 2007 was $0.

The following table summarizes information regarding the Company’s non-vested options under the 2006 Equity Plan as of December 31, 2006 and 2007, and the changes during such years:

Number of Shares
Options outstanding but unvested at December 31, 2005	—
Granted	126,551
Vested	(126,551)
Forfeited	—
Expired	—
Options outstanding but unvested at December 31, 2006	—
Granted	480,000
Vested	(250,000)
Forfeited	(5,000)
Expired	—
Options outstanding but unvested at December 31, 2007	225,000

As of December 31, 2007, unrecognized compensation cost related to unvested stock options under the 2006 Equity Plan will be charged to operations as follows (amounts are in thousands):

Years Ending December 31,
2008	$119
Total	$119

1999 Employee Stock Option Plan

In October 1999, the Company implemented the 1999 Employee Stock Option Plan (the “Employee Plan”).  The Employee Plan was not approved by the public stockholders of the Company.  The Employee Plan has currently reserved 1,185,504 shares of the Company’s common stock for issuance to employees, non-employee members of the board of directors and consultants.  This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares.  No option may have a term in excess of ten years.  The options generally vest within three years.  As of December 31, 2007, 234,765 shares remained available for future option grant.

A summary of stock option activity under the Employee Plan during the years ended December 31, 2006 and 2007 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	968,618	$3.57
Granted	—	—
Exercised	(97,287)	0.79
Cancelled/expired	(6,569)	0.79
Options outstanding at December 31, 2006	864,762	3.88
Granted	—	—
Exercised	(35,375)	0.79
Cancelled/expired	(11,310)	91.41
Options outstanding at December 31, 2007	818,077	$2.81
Options exercisable at December 31, 2007	694,267	$2.77

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2007 under the Employee Plan:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life	Price	of Shares	Price

$0.79	66,558	4.24	$0.79	66,558	$0.79
$1.00	82,500	2.35	$1.00	82,500	$1.00
$1.95	170,000	4.69	$1.95	170,000	$1.95
$3.00	400,000	2.57	$3.00	276,190	$3.00
$4.80	33,332	1.78	$4.80	33,332	$4.80
$5.10	10,000	1.77	$5.10	10,000	$5.10
$7.50	55,687	0.88	$7.50	55,687	$7.50
$0.79-$7.50	818,077	2.97	$2.81	694,267	$2.77

The intrinsic value of exercisable but unexercised in-the-money options at December 31, 2007 was $0. The intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $45,000 and $283,000, respectively.

The following table summarizes information regarding the Company’s non-vested options under the Employee Plan as of December 31, 2006 and 2007, and the changes during such years:

Number of Shares
Options outstanding but unvested at December 31, 2005	427,333
Vested	(182,669)
Forfeited	(6,130)
Expired	(439)
Options outstanding but unvested at December 31, 2006	238,095
Vested	(114,285)
Forfeited	—
Expired	—
Options outstanding but unvested at December 31, 2007	123,810

As of December 31, 2007, unrecognized compensation cost related to unvested stock options under the Employee Plan will be charged to operations as follows (amounts are in thousands):

Years Ending December 31,
2008	$312
2009	26
Total	$338

1999 Artist and Artist Advisor Option Plan

In June 1999, and as amended in October 1999 and March 2000, the Company adopted the 1999 Artist and Artist Advisor Stock Option Plan (the “Advisor Plan”).  The Advisor Plan was not approved by the public stockholders of the Company.  The Advisor Plan has currently reserved 439,659 shares of common stock for issuance to artists for whom the Company entered into agreements related to online and e-commerce activities and their agents, business managers, attorneys and other advisors.  This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 37,500 shares.  As of December 31, 2007, 439,659 shares remained available for future option grants.  The options expire seven years from the date of grant and vesting generally varies between one to three years.  No new option grants under this plan were made during 2006 or 2007.

A summary of stock option activity under the Advisor Plan during the years ended December 31, 2006 and 2007 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	35,536	$123.29
Granted	—	—
Exercised	—	—
Cancelled/expired	(5,672)	39.00
Options outstanding at December 31, 2006	29,864	139.28
Granted	—	—
Exercised	—	—
Cancelled/expired	(29,864)	139.28
Options outstanding at December 31, 2007	—	$—

1999 Artist Stock Plan

In June 1999, and as amended in October 1999, the Company adopted the 1999 Artist Stock Plan (the “Artist Plan”).  The Artist Plan was not approved by the public stockholders of the Company.  The Artist Plan currently has reserved 935,504 shares of common stock for issuance to artists for whom the Company entered into agreements related to their online and e-commerce activities.  This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares.  As of December 31, 2007, 935,504 shares remained available for future option grants.  The options expire seven years from the date of grant and vesting generally varies between one to three years.  No new option grants under this plan were made during 2006 or 2007.

A summary of stock option activity under the Artist Plan during the years ended December 31, 2006 and 2007 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	23,874	$83.15
Granted	—	—
Exercised	—	—
Cancelled/expired	(13,499)	40.00
Options outstanding at December 31, 2006	10,375	139.28
Granted	—	—
Exercised	—	—
Cancelled/expired	(10,375)	139.28
Options outstanding at December 31, 2007	—	$—

As of December 31, 2007, unrecognized compensation cost related to all unvested stock options (plan and non-plan) will be charged to operations as follows (amounts are in thousands):

Years Ending December 31,
2008	$1,002
2009	26
Total	$1,028

1999 Employee Stock Purchase Plan

In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan that initially reserved 50,000 shares of common stock for issuance under this plan.  As of December 31, 2007, this plan had 225,000 shares reserved for issuance, of which 212,831 shares remained available for future issuances.  This share reserve automatically increases on the first trading day in January each calendar year, by an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 25,000 shares.  Terms of the plan permit eligible employees to purchase common stock through payroll deduction of up to 15% of each employee’s compensation.  The accumulated deductions are applied to the purchase of shares on each semi-annual purchase date at a purchase price per share equal to 85% of the fair market value per share on the participant’s entry date into the offering period or the semi-annual purchase date, whichever is lower.  During the years ended December 31, 2006 and 2007, no shares were issued under this plan.

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

Effective March 29, 2004, the Company issued to Robert N. Weingarten, the Company’s Chief Financial Officer, a non-plan, non-qualified stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011.  The option vested and became exercisable in a series of thirty-six successive equal monthly installments from March 29, 2004 through March 29, 2007.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $42,000, of which $3,500 and $14,000 was charged to operations in 2007 and 2006, respectively.

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

15.  401(K) PLAN

The Company has adopted the Cash or Deferred Profit Sharing Plan and Trust under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”).  Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit.  All employees of the Company who are 21 years or older and who complete three months of service are eligible to participate in the 401(k) Plan.  The Company does not match contributions by participants to the 401(k) Plan.  Accordingly, there is no related expense for the years ended December 31, 2007 and 2006.

16.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

On January 30, 2006, the Company entered into a sub-lease agreement for office facilities in Santa Monica, California, effective February 2, 2006 through November 30, 2011, to house the operations of ADI and MediaDefender.  In connection with the sub-lease agreement, the Company provided an irrevocable standby bank letter of credit for $180,000 as security for the Company’s obligations under the sub-lease agreement, which was secured by cash of $180,000, which was classified as restricted cash in the Company’s balance sheet.  Pursuant to the terms of the sub-lease agreement, the letter of credit was reduced to $90,000 during February 2007.

This lease contains predetermined fixed increases in the minimum rental rate during the initial lease term.  The Company began to recognize the related rent expense on a straight-line basis on the effective date of the lease.  The Company records the difference between the amount charged to expense and the rent paid as deferred rent on the Company’s balance sheet.

Future cash payments under such operating lease are as follows (amounts are in thousands):

Years Ending December 31,

2008	$470
2009	485
2010	499
2011	471
$1,925

Rent expense under operating leases for the years ended December 31, 2007 and 2006 was $441,000 and $468,000.

Employment Agreements

On July 28, 2005, the Company entered into an Employment Agreement with Jonathan Diamond to serve as the Company’s Chief Executive Officer. During the term of the Employment Agreement through December 31, 2008, Mr. Diamond’s base salary would be no less than $350,000 per annum, plus certain specified perquisites that include a monthly car allowance. Mr. Diamond was also eligible to receive an annual discretionary bonus of up to 100% of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board of Directors, and an annual performance bonus of up to 100% of base salary if the Company achieved defined earnings before interest, taxes, depreciation and amortization in fiscal 2007 ($12,000,000 - $14,400,000) and fiscal 2008 ($15,000,000 - $18,000,000). Mr. Diamond was also entitled to receive stock options at the discretion of the Company’s Board of Directors. In the event Mr. Diamond was terminated “without cause,” he would be entitled to receive 12 months of severance pay at the rate of 100% of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.  On October 14, 2005, February 3, 2006, June 19, 2006 and July 31, 2006, the Company entered into agreements with Mr. Diamond to incorporate non-material modifications into the Employment Agreement.

Pursuant to an Amended and Restated Services Agreement dated as of March 6, 2008 (the “Services Agreement”) between the Company and Mr. Diamond, Mr. Diamond’s employment as Chief Executive Officer was ended and he was elected as the Company’s Chairman of the Board of Directors (the “Chairman”) effective March 6, 2008.  Under the Services Agreement, in consideration of Mr. Diamond’s waiver of his rights contained in the Employment Agreement dated as of July 28, 2005 (the “Prior Agreement”), the execution by Mr. Diamond of a general release in favor of the Company and its affiliates, and his agreement to serve as Chairman, the Company agreed to (a) pay Mr. Diamond a severance payment of $350,000 payable in semi-monthly installments for a period of six months, (b) accelerate the vesting of Mr. Diamond’s “Time Vesting” options, (c) accelerate the vesting of Mr. Diamond’s options granted in 2004 to purchase 259,659 shares (the “2004 Options”), (d) extend to February 5, 2011 the exercisability of the Time Vesting Options and to March 29, 2011 for the 2004 Options, and (e) pay Mr. Diamond his accrued base salary through February 29, 2008 and 40 days of accrued vacation time.

On July 28, 2005, the Company entered into an Employment Agreement with Robert Weingarten to serve as the Company’s Chief Financial Officer. During the term of the Employment Agreement through December 31, 2008, Mr. Weingarten’s base salary would be no less than $195,000 per annum, plus certain specified perquisites that include a monthly car allowance. Mr. Weingarten was also eligible to receive an annual discretionary bonus of up to 100% of base salary, as determined by the Compensation Committee of the Board of Directors or, if none, the Board of Directors, and an annual performance bonus of up to 100% of base salary if the Company achieved defined earnings before interest, taxes, depreciation and amortization in fiscal 2007 ($12,000,000 - $14,400,000) and fiscal 2008 ($15,000,000 - $18,000,000). Mr. Weingarten was also entitled to receive stock options at the discretion of the Company’s Board of Directors. In the event Mr. Weingarten was terminated “without cause,” he would be entitled to receive 12 months of severance pay at the rate of 100% of his monthly salary, any performance bonus due for the year in which termination occurs and all stock options subject to time vesting shall be deemed fully vested and exercisable.  On February 3, 2006, June 19, 2006 and July 31, 2006, the Company entered into agreements with Mr. Weingarten to incorporate non-material modifications into the Employment Agreement.

Effective August 31, 2007, Mr. Weingarten resigned from all positions he held with the Company.  The Company and Mr. Weingarten entered into a Separation Agreement and Release dated August 31, 2007, whereas the Company and Mr. Weingarten mutually agreed to terminate their employment relationship as of August 31, 2007 and the parties released each other from any and all claims.  As a result of this resignation, the Company and Mr. Weingarten entered into an Agreement for Consulting Services (the “Consulting Agreement”) dated August 31, 2007 whereas Mr. Weingarten would be retained as a consultant for a twelve-month period, unless sooner terminated pursuant to the terms of the Consulting Agreement, and shall be paid a base consulting fee of $16,250 per month.

In addition, the Company and Mr. Weingarten entered into an Omnibus Stock Option Amendment Agreement (the “Option Agreement”) dated August 31, 2007 whereas the Company agreed to amend certain provisions of stock options previously granted to Mr. Weingarten (see Note 13).  Mr. Weingarten would be allowed to exercise the 120,000 stock options granted to him in 2004 until the original expiration date of March 29, 2011 without regard to his resignation from the Company.  Pursuant to the Option Agreement, the vesting of time-vesting options to acquire 275,000 shares will be accelerated provided he does not breach the Consulting Agreement such that the remaining unvested time-vesting options became fully vested and exercisable as of August 31, 2007.  The vesting of the performance-vesting options to acquire 275,000 shares will occur only upon the closing of a sale, merger or other “change of control” transaction at a price above $3.10 per share occurring prior to August 31, 2008 provided he does not breach the Consulting Agreement.  In addition, Mr. Weingarten will be able to exercise the time-vesting options and the performance-vesting options, if vested, until August 5, 2010, without regard to his resignation provided he does not breach the Consulting Agreement.

In accordance with the MediaDefender transaction, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also each entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves defined operating earnings before interest, taxes, depreciation and amortization (calculated using the same accounting methods and policies as MediaDefender has historically used) exceeding $7,000,000 and $7,500,000 in fiscal 2007 and fiscal 2008, respectively.  Mr. Saaf and Mr. Herrera are each entitled to receive twelve months of severance pay at the rate of 100% of their monthly salary and the pro rata portion of the performance bonus referenced above if they are terminated “without cause.” The Company has determined to pay the performance bonuses to Mr. Saaf and Mr. Herrera for 2007, and has therefore recorded a charge to general and administrative expense and an accrued liability of $700,000 during the year ended December 31, 2007.

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

Future payments under employment agreements are as follows (amounts are in thousands):

Years Ending December 31,

2008	$1,490
2009	33
$1,523

Consulting Agreements

On October 9, 2006, the Company entered into an eighteen-month non-exclusive consulting agreement with Wood River Ventures, LLC and Jonathan Dolgen for consulting and advisory services with respect to the business and operations of the Company.  The consulting agreement provided for an aggregate cash fee of $187,500, payable quarterly in six installments of $31,250, and a stock award valued at $112,500, consisting of 34,615 shares of common stock based on the Company’s closing stock price on October 10, 2006 of $3.25 per share to be issued under the Company’s 2006 Equity Incentive Plan.  The shares vest pro rata over the eighteen-month period of the consulting agreement, beginning on October 10, 2006 and thereafter monthly on the first day of each month of the term of the consulting agreement through March 2008.  Accordingly, during the years ended December 31, 2007 and 2006, the Company issued 23,076 shares and 5,769 shares of common stock under this consulting agreement with a fair value of $75,000 and $19,000, which was charged to operations (see Note 13).

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

The stock options are fully vested when issued.  Accordingly, during the years ended December 31, 2007 and 2006, the Company issued options to acquire 45,000 shares and 35,000 shares of common stock under this consulting agreement pursuant to the Company’s 2006 Equity Incentive Plan, exercisable through November 30, 2011, at prices ranging from $1.55 to $2.30 per share, the market price on the date of grant.  The aggregate fair value of the options, calculated pursuant to the Black-Scholes option-pricing model was $71,000 and $76,000, respectively, which was charged to operations (see Note 13).

Legal Matters

The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business.  The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

As a result of the restatement of our financial statements and the other events described elsewhere in this Annual Report on Form 10-KSB, we have triggered various events of default under our senior debt and subordinated debt financing documents.  We could be subject to future claims under our financing documents.

17.  REPORTABLE SEGMENTS

Information with respect to the Company’s operating segments for the years ended December 31, 2007 and 2006 is presented below.  During the years ended December 31, 2007 and 2006, the Company’s operations consisted of three reportable segments:  e-commerce, media and anti-piracy and file-sharing marketing services.

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

The table shown below summarizes net revenue and Adjusted EBITDA by operating segment for the years ended December 31, 2007 and 2006.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Years Ended December 31,
	2007	2006
	(in thousands)
Net Revenue:
E-commerce	$1,497	$2,649
Media	7,500	5,670
Anti-piracy and file-sharing marketing services	15,174	15,743
	$24,171	$24,062

Adjusted EBITDA:
E-commerce	$(218)	$6
Media	2,604	1,919
Anti-piracy and file-sharing marketing services	5,304	8,935
	7,690	10,860
Corporate:
General and administrative expenses	(4,824)	(4,672)
Liquidated damages under registration rights agreements	395	(3,777)
	$3,261	$2,411

	Years Ended December 31,
	2007	2006
	(in thousands)

Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$3,261	$2,411
Stock-based compensation	(2,110)	(2,281)
Depreciation and amortization	(1,015)	(554)
Amortization of intangible assets	(3,602)	(3,752)
Amortization of deferred financing costs	(841)	(858)
Reduction in exercise price of warrants	—	(641)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable and conversion of subordinated convertible notes payable	—	(1,624)
Interest income	211	126
Other income	—	57
Write-off of fixed assets	(97)	—
Interest expense, including amortization of discount on debt of $3,081 and $3,142 in 2007 and 2006, respectively	(7,923)	(5,852)
Change in fair value of warrant liability	4,551	1,124
Change in fair value of derivative liability	18,043	7,792
Tax benefit (provision) for income taxes	1,039	(838)
Net income (loss)	$11,517	$(4,890)

The following table summarizes assets as of December 31, 2007 and 2006.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, prepaid expenses, computer equipment, leasehold improvements and other assets.

	December 31,
	2007	2006
	(in thousands)

Assets:
Corporate	$3,144	$2,791
E-commerce	248	1,383
Media	2,419	3,730
Anti-piracy and file-sharing marketing services	44,923	47,068
	$50,734	$54,972

18.  SUBSEQUENT EVENTS (UNAUDITED)

Engagement of Investment Banking Firm:

On February 7, 2008, the Company entered into an Engagement Letter (“Engagement Letter”) with Salem Partners LLC (“Salem Partners”).  Under the terms of the Engagement Letter, Salem Partners has been engaged as financial advisor to the Company on an exclusive basis for a period of twelve months (a) in connection with an M&A transaction involving the Company and (b) to render an opinion, if requested, in a transaction involving the restructuring of the material terms of the Company’s senior secured notes payable and/or subordinated convertible notes payable.

As compensation for its services, Salem Partners will be paid a retainer fee for the first four months of service, which shall be credited against any M&A transaction fee, the amount of which will be based on the consideration associated with the transaction.  A separate fee will be earned if Salem Partners provides an opinion regarding the transaction.

Forbearance and Consent Agreement:

On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors  agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 15%, provided the loan is repaid prior to September 30, 2008 or 16%, if the loan remains outstanding subsequent to that date.

Management and Director Changes:

On February 25, 2008, the company announced that Mr. Neil McCarthy, provided notice that he was resigning as Interim Chief Financial Officer of the Company effective March 31, 2008.

Effective March 6, 2008, the Company announced that, Mr. Jon Diamond’s employment as Chief Executive Officer had ended and he was appointed Chairman of the Board of Directors.  Mr. Fredrick W. Field, who had been serving as the Company’s Chairman, agreed to continue serving as a Director of the Company.  Mr. Dimitri Villard, who had been serving as a Director and Member of the Company’s Audit and Compensation Committees agreed, in addition to those duties, to serve as Interim Chief Executive Officer.

On March 24, 2008, Mr. James Lane advised the Company that he would no longer serve as a Director and member of the Audit Committee.  As Mr. Lane was, at that time, the only independent member of the Audit Committee and as the Company under securities regulations is not required to have an Audit Committee,  the Company has suspended the activities of the Audit Committee until a new independent director is nominated. In the interim, the functions of the Audit Committee have been assumed by the Board of Directors.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1

Agreement and Plan of Merger, dated July 28, 2005, by and among ARTISTdirect, Inc., ARTISTdirect Merger Sub, Inc. and MediaDefender, Inc. (incorporated by reference to current report on Form 8-K filed on August 5, 2005).

3.1	Fourth Amended and Restated Certificate of Incorporation of ARTISTdirect, Inc. (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on June 22, 2006).

3.2	Amended and Restated Bylaws of ARTISTdirect, Inc. (incorporated by reference to current report on Form 8-K filed on April 18, 2006).

4.1	Form of 11.25% Senior Note Due July 28, 2009 issued to each of the Senior Financing investors dated July 28, 2005 (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

4.2	Form of Warrant to Purchase Common Stock issued to each of the Senior Financing investors dated July 28, 2005 (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

4.3

Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Senior Financing investors (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

4.4	Form of Convertible Subordinated Note issued to each of the Sub-debt investors dated July 28, 2005 (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

4.5	Form of Sub-Debt Financing Warrant issued July 28, 2005 (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

4.6

Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and each of the Sub-Debt Financing investors (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

4.7	Warrant issued to Libra FE, LP on July 28, 2005 (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

4.8	Registration Rights Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and Libra FE, LP. (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

4.9	Warrant issued to WNT07, LLC on July 28, 2005 (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

4.10

Waiver of Registration Rights Agreement, dated November 25, 2005, by and among ARTISTdirect, Inc. and certain of the Senior Financing investors (incorporated by reference to current report on Form 8-K filed on November 30, 2005).

4.1

Waiver of Registration Rights Agreement, dated November 25, 2005, by and among ARTISTdirect, Inc. and certain of the Sub-Debt Financing investors (incorporated by reference to current report on Form 8-K filed on November 30, 2005).

4.12

Omnibus Amendment to Note and Warrant Purchase Agreement and Warrants to Purchase Common Stock by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006 (incorporated by reference to current report on Form 8-K filed on April 10, 2006).

4.13

Amendment No.1 to Registration Rights Agreement by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006 (incorporated by reference to current report on Form 8-K filed on April 10, 2006).

4.14

Omnibus Amendment and Waiver to Notes and Warrants Issued Pursuant to Securities Purchase Agreement by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006 (incorporated by reference to current report on Form 8-K filed on April 10, 2006).

4.15

Amendment No.1 to Registration Rights Agreement executed by ARTISTdirect, Inc. and CCM Master Qualified Fund dated April 7, 2006 (incorporated by reference to current report on Form 8-K filed on April 10, 2006).

4.16

Amendment No.1 to Registration Rights Agreement executed by ARTISTdirect, Inc. and DKR SoundShore Oasis Holding Funding, Ltd. dated April 7, 2006 (incorporated by reference to current report on Form 8-K filed on April 10, 2006).

4.17

Amendment and Waiver to Convertible Subordinated Note executed by ARTISTdirect, Inc. and CCM Master Qualified Fund dated April 7, 2006 (incorporated by reference to current report on Form 8-K on April 10, 2006).

4.18

Amendment and Waiver to Convertible Subordinated Note executed by ARTISTdirect, Inc. and DKR SoundShore Oasis Holding Fund, Ltd. dated April 7, 2006 (incorporated by reference to current report on Form 8-K on April 10, 2006).

4.19	Amendment and Waiver entered into by and between ARTISTdirect, Inc. and Libra FE, LP dated April 7, 2006 (incorporated by reference to current report on Form 8-K on April 10, 2006).

4.20

Amendment No.1 to Registration Rights Agreement entered into by and between ARTISTdirect, Inc. and Libra FE, LP April 7, 2006 (incorporated by reference to current report on Form 8-K filed on April 10, 2006).

4.21

Waiver to Convertible Subordinated Notes by and among ARTISTdirect, Inc. and the holders identified on the signature page thereto, entered into as of November 7, 2006 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on November 13, 2006).

4.22

Forbearance and Consent Agreement dated as of April 17, 2007 by and among the Registrant, U.S. Bank National Association, JMB Capital Partners, L.P., JMG Capital Partners, L.P., JMG Triton Offshore Fund, Ltd., and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on April 20, 2007).

4.23

Notice of Extension of Forbearance Period dated May 31, 2007 to U.S. Bank National Association, as Collateral Agent, by JMB Capital Partners, L.P., JMP Capital Partners, L.P., JMG Triton Offshore Fund, Ltd., and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 99.1 to current report on Form 8-K filed on June 4, 2007).

4.24

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

4.25

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

4.26

Amendment No. 2 dated November 30, 2007 to the Forbearance and Consent Agreement dated as of April 17, 2007 by and among the Registrant, U.S. Bank National Association, as Collateral Agent, JMB Capital Partners, L.P., JMG Capital Partners, L.P., JMG Triton Offshore Fund, Ltd., and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on December 5, 2007).

4.27

Forbearance and Consent Agreement dated as of January 31, 2008 by and among the Registrant, U.S. Bank National Association, as Collateral Agent, JMB Capital Partners, L.P., JMG Capital Partners, L.P., JMG Triton Offshore Fund, Ltd., and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on February 14, 2008).

4.28

Forbearance and Consent Agreement dated as of February 20, 2008 by and among the Registrant, U.S. Bank National Association, as Collateral Agent, JMB Capital Partners, L.P., JMG Capital Partners, L.P., JMG Triton Offshore Fund, Ltd., and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on March 20, 2008).

10.1

Notice of Grant of Stock Option dated as of September 29, 2003 by and between ARTISTdirect, Inc. and Jon Diamond (incorporated by reference to quarterly report on Form 10-Q filed on November 14, 2003).

10.2

Settlement, Release and Termination of Lease Agreement dated as of September 8, 2003, by and between 5670 Wilshire L.P. and ARTISTdirect, Inc. (incorporated by reference to quarterly report on Form 10-Q filed on November 14, 2003).

10.3	Form of Director Indemnification Agreement (incorporated by reference to registration statement on Form S-1/A filed on January 27, 2000).

10.4	Form of Officer Indemnification Agreement (incorporated by reference to registration statement on Form S-1/A filed on January 27, 2000).

10.5	ARTISTdirect, Inc. 1999 Employee Stock Option Plan (incorporated by reference to registration statement on Form S-1/A filed on January 27, 2000).

10.6	ARTISTdirect, Inc. Artist Plan (incorporated by reference to registration statement on Form S-1/A filed on January 27, 2000).

10.7	ARTISTdirect, Inc. Artist and Artist Advisor Plan (incorporated by reference to registration statement on Form S-1/A filed on January 27, 2000).

10.8	ARTISTdirect, Inc. 2004 Consultant Stock Plan (incorporated by reference to registration statement on Form S-8 filed on January 13, 2005).

10.9

Notice of Grant of Stock Option dated as of March 29, 2004 by and between ARTISTdirect, Inc. and Robert N. Weingarten (incorporated by reference to quarterly report on Form 10-Q filed on August 20, 2004).

10.10	ARTISTdirect, Inc. 2006 Equity Incentive Plan (incorporated by reference to definitive proxy statement on Schedule 14A filed on May 8, 2006).

10.11

Employment, Confidentiality and Noncompetition Agreement, dated July 28, 2005, by and between MediaDefender, Inc. and Randy Saaf (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.12

Employment, Confidentiality and Noncompetition Agreement, dated July 28, 2005, by and between MediaDefender, Inc. and Octavio Herrera (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.13	Non-Competition Agreement, dated July 28, 2005, entered into between MediaDefender, Inc. and Randy Saaf (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.14	Non-Competition Agreement, dated July 28, 2005, entered into between MediaDefender, Inc. and Octavio Herrera (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.15

Note and Warrant Purchase Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc., the investors indicated on the schedule of buyers thereto and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.16

Security Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and its subsidiaries and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors (incorporated by reference to current report on Form 8-K filed on August 3, 2005)

10.17

Pledge Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.18	Form of Copyright Security Agreement (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.18

Patent Security Agreement, dated July 28, 2005, by and among MediaDefender, Inc. and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.19

Trademark Security Agreement, dated July 28, 2005, by and among ARTISTdirect, Inc. and U.S. Bank National Association, as Collateral Agent for the benefit of the Senior Financing investors (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.20

Subsidiary Guaranty, dated July 28, 2005, made by ARTISTdirect, Inc. and its subsidiaries in favor of U.S. Bank National Association, as Collateral Agent for the Senior Financing investors (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.21

Securities Purchase Agreement, dated July 28, 2005, entered into by and among ARTISTdirect, Inc. and the Sub-debt Financing investors (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.22

Subordination Agreement, dated July 28, 2005, among ARTISTdirect, Inc., and certain of its subsidiaries, the Sub-debt Financing investors and U.S. Bank National Association, as Collateral Agent for the Senior Financing investors (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.23	Non-Competition Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and WNT07, LLC (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.24	Employment Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and Jon Diamond (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.25	Employment Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and Robert Weingarten (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.26

Amendment No. 1 to Employment Agreement, dated October 11, 2005), entered into between ARTISTdirect, Inc. and Jon Diamond (incorporated by reference to current report on Form 8-K filed on October 14, 2005).

10.27

Acknowledgement and Amendment regarding Employment Agreement by and between ARTISTdirect, Inc. and Jon Diamond dated February 3, 2006 (incorporated by reference to current report on Form 8-K filed on February 3, 2006).

10.28

Acknowledgement and Amendment regarding Employment Agreement by and between ARTISTdirect, Inc. and Robert Weingarten dated February 3, 2006 (incorporated by reference to current report on Form 8-K filed on February 3, 2006).

10.29	Sublease by and between Sapient Corporation and ARTISTdirect, Inc. dated January 26, 2006 (incorporated by reference to current report on Form 8-K filed on February 3, 2006).

10.30

Amendment No.1 and Waiver to Note and Warrant Purchase Agreement entered into by and between ARTISTdirect, Inc. and the Senior Financing investors dated April 7, 2006 (incorporated by reference to current report on Form 8-K filed on April 10, 2006).

10.31

Consulting Agreement entered into as of May 15, 2006 by and between ARTISTdirect, Inc., WNT Consulting Group and Eric Pulier (incorporated by reference to current report on Form 8-K filed on May 17, 2006).

10.32

Acknowledgement and Amendment No. 2 to Employment Agreement dated June 19, 2006 by and between ARTISTdirect, Inc. and Jonathan V. Diamond (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on June 22, 2006).

10.33

Acknowledgement and Amendment No. 2 to Employment Agreement dated June 19, 2006 by and between ARTISTdirect, Inc. and Robert N. Weingarten (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on June 22, 2006).

10.34

Amendment, dated July 28, 2006, to Employment, Confidentiality and Non-Competition Agreement by and between ARTISTdirect, Inc. and Randy Saaf (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 1, 2006).

10.35

Amendment, dated July 28, 2006, to Employment, Confidentiality and Non-Competition Agreement by and between ARTISTdirect, Inc. and Octavia Herrera (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on August 1, 2006).

10.36

Amendment No. 3, dated July 31, 2006, to Employment Agreement by and between ARTISTdirect, Inc. and Jonathan V. Diamond (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on August 1, 2006).

10.37

Amendment No. 2, dated July 31, 2006, to Employment Agreement by and between ARTISTdirect, Inc. and Robert N. Weingarten (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed on August 1, 2006).

10.38

Waiver to Note and Warrant Purchase Agreement by and among ARTISTdirect, Inc. and the purchasers identified on the signature page thereto, entered into as of November 7, 2006 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on November 13, 2006).

10.39

Assignment by and between ARTISTdirect, Inc., JLF Partners I, LP, JLF Partners II, LP and JLF Offshore Fund, Ltd. and The Longview Fund, LP, effective as of November 8, 2006, and as acknowledged by Grushko & Mittman, PC (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on November 13, 2006).

10.40

Supplemental Agreement and Acknowledgement by and between ARTISTdirect, Inc. and The Longview Fund, LP, effective as of November 8, 2006 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on November 13, 2006.

10.41	Release of Claims dated as of November 28, 2006 by Nicholas Turner (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on November 30, 2006).

10.42

Independent Contractor Agreement dated as of November 28, 2006 by and between ARTISTdirect, Inc. and Nicholas Turner (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on November 30, 2006).

10.43

Consulting Agreement entered into as of January 12, 2007 by and between ARTISTdirect, Inc., WNT Consulting Group and Eric Pulier (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on January 17, 2007).

10.44

Termination Agreement entered into as of January 12, 2007 by and between ARTISTdirect, Inc., WNT Consulting Group and Eric Pulier (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on January 17, 2007).

10.45	Offer of Employment between ARTISTdirect, Inc. and Rene Rousselet approved as of February 2, 2007 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on February 6, 2007).

10.46	Letter Agreement dated July 2, 2007, between the Registrant and Neil McCarthy (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on September 7, 2007).

10.47

Agreement for Consulting Services dated August 31, 2007, between the Registrant and Robert N. Weingarten (incorporated by reference to Exhibit 10.68 to quarterly report on Form 10-QSB filed on November 14, 2007).

10.48

Omnibus Stock Option Amendment Agreement dated August 31, 2007, between the Registrant and Robert N. Weingarten (incorporated by reference to Exhibit 10.69 to quarterly report on Form 10-QSB filed on November 14, 2007).

10.49

Separation Agreement and Release dated August 31, 2007, between the Registrant and Robert N. Weingarten (incorporated by reference to Exhibit 10.70 to quarterly report on Form 10-QSB filed November 14, 2007).

10.50

Engagement Letter, dated as of February 7, 2008, by and between the Registrant and Salem Partners LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on February 14, 2008).

10.51	Amended and Restated Services Agreement dated as of March 6, 2008 between the Company and Jon Diamond (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 12, 2008).

14.1	Code of Business Conduct and Ethics (incorporated by reference to current report on Form 8-K filed on June 22, 2006).

14.2	ARTISTdirect, Inc. Audit Committee Charter (incorporated by reference to definitive proxy statement on Schedule 14A filed on May 8, 2006).

21.1	Subsidiaries of ARTISTdirect, Inc. (incorporated by reference to registration statement on Form SB-2 filed on November 10, 2005).

23.1	Consent of Gumbiner Savett Inc., independent registered public accounting firm, with respect to ARTISTdirect, Inc. and subsidiaries.

24.1	Power of Attorney (see signature page).

31.1	Certifications of the Interim Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of the Interim Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

31.2(a)	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of the Interim Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of the Interim Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

32.2(a)	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.