Form 10KSB/A
period 2007-12-31
ARTISTDIRECT INC
filed 2008-04-01
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

Admendment No. 1

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

ARTISTDIRECT INC.
ANNUAL REPORT ON FORM 10-KSB/A

i

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 is being filed solely to correct typographical errors on page 78 in Note 2 of the notes to the consolidated financial statements and does not otherwise affect the Company’s audited financial statements, including the notes thereto, contained in the previously filed Form 10-KSB.  Except with respect to the previously noted change, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10KSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

As a result of the restatement of our financial statements and the other events described elsewhere in this Annual Report on Form 10-KSB/A, we have triggered various events of default under our senior debt and subordinated debt financing documents.  We could be subject to future claims under our financing documents, see “Item 6. Management’s Discussion and Analysis — Going Concern”.

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

ITEM 13.                      EXHIBITS

The information required by this Item is set forth in the section of this Annual Report on Form 10-KSB/A entitled “EXHIBIT INDEX” and is incorporated herein by reference.

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

ARTISTdirect, Inc.

Date:	March 31, 2008	By:	/s/ Dimitri Villard
Dimitri Villard
Interim Chief Executive Officer (Principal Executive Officer)

Date:	March 31, 2008	By:	/s/ Neil McCarthy
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

The calculation of earnings per share is summarized as follows:

	Years Ended December 31,
	2007	2006
Numerator:
Net income (loss), as reported	$11,517,000	$(4,890,000)

Allocation of net (loss) income:
Basic:

Net income (loss) applicable to common stockholders	$4,204,000	$(4,890,000)

Net income (loss) applicable to convertible subordinated notes	7,313,000	—

Net income (loss)	$11,517,000	$(4,890,000)

Diluted:

Net income (loss) applicable to common stockholders	$(2,710,000)	$(4,890,000)

Net income (loss) applicable to convertible subordinated notes	(4,090,000)	—

Net income (loss)	$(6,800,000)	$(4,890,000)
Denominator:

Weighted average common shares outstanding	10,256,127	8,764,038
Weighted average common shares attributable to subordinated notes	17,844,052	—

Weighted average common shares used in calculating basic net income (loss) per common share	28,100,179	8,764,038

Weighted average common shares issuable upon exercise of outstanding stock options based on the treasury stock method	964,767	—

Weighted average common shares issuable upon exercise of sub- debt warrants, based on the treasury stock method	604,735	—

Weighted average common shares used in computing diluted net income (loss) per common share	29,669,682	8,764,038

Calculation of net income (loss) per common share:

Basic:
Net income (loss) applicable to common stockholders	$11,517,000	$(4,890,000)

Weighted average common shares used in calculating basic net income (loss) per common share	28,100,179	8,764,038
Net income (loss) per share applicable to common stockholders	$0.41	$(0.56)

Diluted:

Net income (loss) applicable to common stockholders	$(6,800,000)	$(4,890,000)

Weighted average common shares used in calculating diluted net income (loss) per common share	29,669,682	8,764,038

Net income (loss) per common share applicable to common stockholders	$(0.23)	$(0.56)

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

As a result of the restatement of our financial statements and the other events described elsewhere in this Annual Report on Form 10-KSB/A, we have triggered various events of default under our senior debt and subordinated debt financing documents.  We could be subject to future claims under our financing documents.

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