Form 10-Q
period 2008-03-31
ARTISTDIRECT INC
filed 2008-05-20
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

(310) 956-3300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of April 30, 2008, the Company had 10,344,666 shares of common stock, par value $0.01 per share, issued and outstanding.

Documents incorporated by reference:  None.

ARTISTDIRECT, INC. AND SUBSIDIARIES

In addition to historical information, this Quarterly Report on Form 10-Q (“Quarterly Report”) for ARTISTdirect, Inc. (“ARTISTdirect” or the “Company”) contains “forward-looking” statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including statements that include the words “may,” “will,” “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements may include, among others, statements concerning the Company’s expectations regarding its business, growth prospects, revenue trends, operating costs, accounting, working capital requirements, competition, results of operations, financing needs and constraints, impairment of assets, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

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

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except for share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,382	$4,268
Restricted cash	265	280
Accounts receivable, net of allowance for doubtful accounts of $418 at March 31, 2008 and at December 31, 2007, respectively	5,314	8,168
Income taxes refundable	887	1,147
Prepaid expenses and other current assets	505	351
Total current assets	12,353	14,214

Property and equipment	4,629	4,452
Less accumulated depreciation and amortization	(2,916)	(2,614)
Property and equipment, net	1,713	1,838

Other assets:
Intangible assets:
Customer relationships, net	252	440
Proprietary technology, net	845	1,478
Non-competition agreements, net	350	416
Goodwill	31,085	31,085
Total intangible assets, net	32,532	33,419
Deferred financing costs, net	1,025	1,243
Deposits	20	20
Total other assets	33,577	34,682
	47,643	$50,734

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(amounts in thousands, except for share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$1,752	$1,539
Accrued expenses	2,155	1,885
Accrued interest payable	4,202	3,352
Deferred revenue	55	230
Income taxes payable	200	200
Liquidated damages payable under registration rights agreements, net of advance payments of $1,410 at March 31, 2008 and $1,000 at December 31, 2007	1,972	2,382
Warrant liability	99	164
Derivative liability	142	313
Senior secured notes payable, net of discount of $520 at March 31, 2008 and $651 at December 31, 2007 (in default)	12,475	12,656
Subordinated convertible notes payable, net of discount of $3,238 at March 31, 2008 and $3,892 at December 31, 2007 (in default)	24,421	23,766
Total current liabilities	47, 473	46,487

Long-term liabilities:
Deferred rent	181	186
Financing agreements	10	19
Total long-term liabilities	191	205

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock, $0.01 par value - Authorized - 60,000,000 shares
Issued and outstanding - 10,344,666 shares at March 31, 2008 and 10,338,896 shares at December 31, 2007	103	103
Additional paid-in-capital	236,104	235,407
Accumulated deficit	(236,228)	(231,468)
Total stockholders’ equity (deficiency)	(21)	4,042
	$47,643	$50,734

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended March 31,
	2008	2007

Net revenue:
E-commerce	$106	$494
Media	1,205	1,111
Anti-piracy and file-sharing marketing services	2,890	3,841
Total net revenue	4,201	5,446
Cost of revenue:
E-commerce	100	510
Media	679	600
Anti-piracy and file-sharing marketing services	2,460	2,205
Total cost of revenue	3,239	3,315
Gross profit	962	2,131
Operating expenses:
Sales and marketing	465	378
General and administrative, including stock-based compensation costs of $697 in 2008 and $455 in 2007	3,105	2,551
Development and engineering	117	117
Total operating costs	3,687	3,046
Loss from operations	(2,725)	(915)
Other income (expense):
Interest income	30	56
Interest expense	(2,120)	(1,860)
Other income (expense)	45	(6)
Change in fair value of warrant liability	65	1,226
Change in fair value of derivative liability	171	5,241
Amortization of deferred financing costs	(210)	(207)
Write-off of unamortized discount on debt and deferred financing costs resulting from repayment of senior secured notes payable	(26)	—
Income (loss) before income taxes	(4,770)	3,535
Benefit from income taxes	(10)	—
Net income (loss)	(4,760)	$3,535

Net income (loss) per common share:
Basic	$(0.46)	$0.12
Diluted	$(0.46)	$0.08

Weighted average common shares outstanding:
Basic	10,342,680	28,036,279
Diluted	10,342,680	29,835,221

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (Unaudited)

(amounts in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balance at January 1, 2008	10,338,896	$103	$235,407	$(231,468)	$4,042
Stock based compensation	—	—	678	—	678
Common stock issued for consulting services	5,770	—	19	—	19
Net loss	—	—	—	(4,760)	(4,760)
Balance at March 31, 2008	10,344,666	$103	$236,104	$(236,228)	$(21)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,760)	$3,535
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,194	2,058
Stock-based compensation	697	455
Change in fair value of warrant liability	(65)	(1,226)
Change in fair value of derivative liability	(171)	(5,241)
Sub-total	(2,105)	(419)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	2,854	519
Finished goods inventory	—	(59)
Prepaid expenses and other current assets	(154)	(377)
Income taxes refundable	260	—
Increase (decrease) in -
Accounts payable	213	573
Accrued expenses	270	(159)
Accrued interest payable	850	715
Deferred revenue	(175)	—
Deferred rent	(5)	(2)
Income taxes payable	—	(349)
Financing agreements	(9)	(17)
Liquidated damages payable	(410)	—
Net cash provided by operating activities	1,589	425

Cash flows from investing activities:
Purchases of property and equipment	(177)	(107)
Net cash used in investing activities	(177)	(107)

Cash flows from financing activities:
Principal payments on senior secured notes payable	(313)	—
Decrease in restricted cash	15	88
Net cash provided by (used in) financing activities	(298)	88

Cash and cash equivalents:
Net increase	1,114	406
Balance at beginning of period	4,268	5,602
Balance at end of period	$5,382	$6,008

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$413	$374
Income taxes	$—	$348

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2008 and 2007

1.  ORGANIZATION AND BUSINESS ACTIVITIES

ARTISTdirect, Inc., a Delaware corporation, is a digital media entertainment company that, through its ARTISTdirect Internet Group, Inc. subsidiary, conducts its media and e-commerce business operations through an online music network and, through its MediaDefender, Inc. subsidiary, is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry.  The ARTISTdirect Network consists of the Company’s flagship website (www.artistdirect.com) and a network of related music and entertainment websites appealing to music fans, artists and marketing partners that offers multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce, and digital music services.  The Company is headquartered in Santa Monica, California.  Unless the context indicates otherwise, ARTISTdirect, Inc. and its subsidiaries are referred to herein as the “Company”.

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

As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness.  In addition to this initial default, the Company has since entered into other events of default which continue to be in effect as of March 31, 2008.  During 2007 and 2008, the Company entered into a series of forbearance agreements with the investors in the senior notes with respect to these defaults.

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.  Notwithstanding such developments, the Company would have been out of compliance with certain of its financial covenants at December 31, 2007 and March 31, 2008.

Pursuant to a series of Forbearance and Consent Agreements with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default which were then in existence during the period, from April 17, 2007 through February 20, 2008, in exchange for aggregate cash payments of $1,000,000 in 2007 and $494,423 in February 2008.  The payments made by the Company under the Forbearance and Consent Agreements were credited against the registration delay cash penalties and interest on the penalties resulting from the Company’s default under the various agreements between the Company and the Senior Financing investors.  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 15.0% per annum, provided the loan is repaid prior to September 30, 2008, or 16.0% per annum (retroactive to February 20, 2008), if the loan remains outstanding subsequent to that date.

The registration delay penalties and ongoing default interest charges are continuing to have a significant and material negative impact on the Company’s operations and cash flows.  The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations, but is unable to predict the outcome of such negotiations.  On February 7, 2008, the Company retained the services of Salem Partners, LLC to serve as a financial advisor to the Company in connection with the sale, merger, consolidation, reorganization or other business combination and the restructuring of the material terms of the Company’s senior notes and/or subordinated convertible notes.  To the extent that the Company is unable to complete a sale or merger or restructure its senior and subordinated debt obligations in a satisfactory manner and/or the lenders begin to exercise additional remedies to enforce their rights, the Company will not have sufficient cash resources to maintain its operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization, including a filing under Chapter 11 of the United States Bankruptcy Code.

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

Interim Financial Information:

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and the cash flows for the three months ended March 31, 2008 and 2007.  The condensed consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The Company’s results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

Estimates:

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates include the allowance for bad debts, impairment of intangible assets and long-lived assets, stock-based compensation, income tax accruals, the valuation allowance on deferred tax assets, and the change in fair value of the warrant liability and derivative liability.  Actual results could differ materially from those estimates.

Reclassification:

Certain amounts have been reclassified from their presentation in 2007 to conform to the current year’s presentation.  Such reclassifications did not have any effect on income (loss) from operations or net income (loss).

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

The calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2008 and 2007 is based on the average of the closing price of the Company’s common stock during each respective period.  The calculation of diluted loss per share for the three months ended March 31, 2008 excluded the effect from the conversion of subordinated convertible notes payable and the exercise of stock options and senior and sub-debt warrants since their effect would have been anti-dilutive.  The calculation of diluted income per share for the three months ended March 31, 2007 excluded the effect from the conversion of subordinated convertible notes payable and the exercise of stock options and warrants aggregating approximately 433,333 shares of common stock, since their effect would have been anti-dilutive.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except for share data):

	Three Months ended March 31,
	2008	2007

Numerator:
Net income (loss), as reported	$(4,760)	$3,535

Allocation of net income (loss):
Basic:
Net income (loss) applicable to convertible sub-debt note holders	$—	$2,250
Net income (loss) applicable to common stockholders	(4,760)	1,285

Net income (loss)	$(4,760)	$3,535

Diluted:
Net income (loss) applicable to convertible sub-debt note holders	$—	$2,114
Net income (loss) applicable to common stockholders	(4,760)	1,421

Net income (loss)	$(4,760)	$3,535

Denominator:
Weighted-average shares of common stock outstanding	10,342,680	10,192,227
Weighted-average shares attributable to convertible subordinated notes	—	17,844,052
Less: Weighted-average number of unvested restricted common shares outstanding	—	—
Weighted-average number of common shares used in calculating basic net income (loss) per common shares	10,342,680	28,036,279
Weighted-average number of shares issuable upon exercise of outstanding stock options based on the treasury stock method	—	1,117,886
Weighted-average number of shares issuable upon exercise of senior warrants, based on the treasury stock method	—	—
Weighted-average number of shares assuming conversion of convertible subordinated notes, based on the as-if converted method	—	681,056

Weighted-average number of common shares used in computing diluted net income (loss) per common share	10,342,680	29,835,221

Calculation of net income (loss) per common share:
Basic:
Net income (loss) applicable to common stockholders	$(4,760)	$3,535

Weighted-average number of common shares used in calculating basic net income (loss) per common share	10,342,680	28,036,279
Net income (loss) per share applicable to common stockholders	$(0.46)	$0.12

Diluted:
Net income (loss) applicable to common stockholders	$(4,760)	$3,535

Weighted-average number of common shares used in calculating diluted net income (loss) per common share	10,342,680	29,835,221
Net income (loss) per share applicable to common stockholders	$(0.46)	$0.08

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

The Company utilizes the daily closing stock prices of its common stock as quoted on the OTC Bulletin Board to calculate the expected volatility used in the Black-Scholes option-pricing model.  Since the Company’s business operations and capital structure changed dramatically on July 28, 2005 as a result of the acquisition of MediaDefender and the related financing transactions, the Company has utilized daily closing stock prices from August 1, 2005 through each subsequent quarter end to generate a volatility factor for use in calculating the fair value of options and warrants issued during each respective period.  By utilizing daily trading data related to the period of time that reflects the Company’s current business operations, the Company believes that this methodology generates volatility factors that more accurately reflect, as well as adjust for, normal market fluctuations in the Company’s common stock over an extended period of time.  This methodology has generated volatility factors ranging from approximately 163% to 100% during 2005, 2006 and 2007.  These volatility factors have generally trended downward during 2006, 2007 and 2008.

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

Adoption of New Accounting Policies:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008.  Additional disclosure required as a result of the Company’s implementation of SFAS No. 157 in 2008 is presented at Note 5.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107.  SFAS No. 159 was effective January 1, 2008, and did not have any impact on the Company’s financial statement presentation or disclosures in 2008.

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirem, which shall be applied retrospectively for all periods presented. The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

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

In accordance with the Merger Agreement, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf and Octavio Herrera, confirming the terms of their employment.  Mr. Saaf and Mr. Herrera each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which continue until December 31, 2008, and are also each entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves a certain level of operating earnings.  Mr. Saaf and Mr. Herrera are each entitled to receive twelve months of severance pay at the rate of 100% of their monthly salary and the pro rata portion of the performance bonus referenced above if they are terminated “without cause”.

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

In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Jonathan Diamond, its former Chief Executive Officer, to purchase 2,753,098 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction.  Options with respect to 1,045,000 shares were scheduled to vest over three years and options with respect to 1,708,098 shares were scheduled to vest based on specified performance milestones.  The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,936,450, which was being recognized as stock-based compensation over the vesting period.   The terms of the time-vesting options were modified effective March 6, 2008 (see Note 9). In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Robert Weingarten, its former Chief Financial Officer, to purchase 550,000 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction.  Options with respect to 275,000 shares were scheduled to vest over three years and options with respect to 275,000 shares were scheduled to vest based on specified performance milestones.  The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $772,750, which was being recognized as stock-based compensation over the vesting period.  The terms of the time-vesting options were modified effective August 31, 2007, upon Mr. Weingarten’s resignation as Chief Financial Officer of the Company.

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

On July 28, 2005, the Company entered into a Non-Competition Agreement with WNT07, Eric Pulier and Teymour Boutros-Ghali (collectively, the “Advisors”).  The Non-Competition Agreement prohibits any of the Advisors (i) from engaging in certain competitive business activities and (ii) from soliciting existing employees of the Company or its subsidiaries.  The covenants not to complete or solicit expired on April 1, 2007.  The amount allocated to the covenant not to compete was amortized through April 1, 2007.

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

In addition, not later than ninety days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined in the Note Purchase Agreement (the “Annual Cash Sweep”), to prepay the principal amount of the Senior Notes.  At December 31, 2007, there was $313,000 payable for the 2007 Annual Cash Sweep, which was paid during the three months ended March 31, 2008.

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

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), effective July 28, 2005, the Company issued to Broadband (including its affiliates) a Sub-Debt Note in the aggregate amount of $1,460,500 (in addition to the $30,000,000 referred to above) and five-year warrants to purchase 1,516,935 shares of common stock with an exercise price of $1.55 per share.  The notes and warrants issued to Broadband and its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors.  The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Broadband warrants were valued at $1,077,024 based on a valuation report prepared by an independent valuation firm utilizing the Black-Scholes option-pricing model.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized to other expense over the term of the debt.  The securities issued to Broadband and its affiliates were accounted for in a manner consistent with the accounting for the Sub-Debt Notes and Sub-Debt Warrants as described above.

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

As a result of the $0.15 warrant exercise price reduction offered to the investors in the Senior Financing in April 2006, the Company recorded a charge to operations during the year ended December 31, 2006 for the aggregate fair value of such exercise price reductions of $423,000 relating to the warrants held and exercised by the Senior Financing investors in April 2006.  The Company provided this consideration primarily in exchange for a waiver of and amendment to certain of the financial covenants contained in the loan agreements entered into in conjunction with the July 2005 acquisition of MediaDefender.  The amount charged to operations was calculated by multiplying the $0.15 reduction, which represented the fair value of the consideration transferred, by the number of warrants that elected to accept the Company’s offer and exercise, as follows:  $0.15 x 2,816,667 = $423,000.  This charge to operations was presented as reduction in exercise price of warrants and was included in other income (expense) in the statement of operations.

As a result of the $0.12 warrant exercise price reduction provided to the investors in the Sub-Debt Financing in April 2006, the Company recorded a charge to operations during the year ended December 31, 2006 for the aggregate fair value of such exercise price reductions of $218,000 relating to the warrants held by the investors in the Sub-Debt Financing in April 2006.  The Company provided this consideration in exchange for a waiver of and amendment to certain of the financial covenants contained in the loan agreements entered into in conjunction with the July 2005 acquisition of MediaDefender.  This amount was calculated by determining the difference between the fair value of the warrants held by the investors in the Sub-Debt Financing, based on a comparison of updated Black-Scholes calculations using the original $1.55 exercise price and the reduced $1.43 exercise price.  The Company utilized revised Black-Scholes input metrics to reflect updated changes, in particular to estimated life and volatility.  The result was that the Black-Scholes value of the Sub-Debt warrants was $3.54, based on the original $1.55 exercise price, as compared to a Black-Scholes value of $3.61, based on the reduced exercise price of $1.43.  The amount charged to operations was calculated by multiplying the $0.07 difference ($3.61 - $3.54), which represented the fair value of the consideration transferred, by the number of warrants affected, as follows:  $0.07 x 3,113,709 = $218,000.  This charge to operations was presented as reduction in exercise price of warrants and was included in other income (expense) in the statement of operations.

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

As of December 20, 2006, the Form SB-2 remained unavailable for use by the holders, and it continued to be unavailable for use until July 6, 2007, when Amendment No. 2 to the registration statement on Form SB-2 was declared effective by the SEC.  Accordingly, at December 31, 2006, the registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder of the senior and subordinated indebtedness was not effective.  As a result, an event of default, among others, with respect to the senior and subordinated indebtedness was triggered by the unavailability of the Form SB-2 to the holders between December 20, 2006 and July 6, 2007.  The financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original Senior Financing, on a pro rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original Sub-Debt Financing, on a pro rata basis.  These cash penalties are due and payable by the Company at the end of each thirty-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 31, 2007, and monthly thereafter.

In accordance with EITF 00-19-2, which the Company adopted as of December 31, 2006, and SFAS No. 5, the Company accrued seven months liquidated damages (through mid-August 2007) under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006, which was reduced by $395,000 as a result of the Company’s registration statement being declared effective on July 6, 2007, which was earlier than originally estimated, and by an aggregate of $1,000,000 of advance payments made to the holders of the Senior Financing during the year ended December 31, 2007 for liquidated damages under the registration rights agreement.  Accordingly, liquidated damages payable under registration rights agreements were $2,382,000 at December 31, 2007.  During the three months ended March 31, 2008, the Company made a further payment to the holders of the Senior Financing with respect to liquidated damages under the registration rights agreement of $410,000, thus reducing liquidated damages payable to $1,972,000 at March 31, 2008.   Liquidated damages payable are presented as a current liability in the Company’s balance sheet.  The Company believes that the amount of the liquidated damages accrued reflects the undiscounted maximum potential amount of liquidated damages payable to the holders of the Senior Financing and the Sub-Debt Financing since the underlying shares became generally available for resale under an effective registration statement on July 6, 2007.

A summary of the registration penalty accrual at March 31, 2008 and December 31, 2007 is presented below.

	March 31, 2008	December 31, 2007

Senior secured notes payable	$—	$410,000
Subordinated convertible notes payable	1,972,000	1,972,000
Total registration penalty accrual	$1,972,000	$2,382,000

As of March 31, 2008 and December 31, 2007, approximately $12,994,000 and $13,307,000 principal amount was outstanding with respect to the Senior Financing, respectively, and approximately $27,658,000 principal amount was outstanding with respect to the Sub-Debt Financing.  In addition, approximately $103,000 and $4,099,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively.  At December 31, 2007, approximately $146,000 and $3,206,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively.  Through March 31, 2008, the Company had made payments with respect to the registration delay penalties to the holders of the Senior Notes aggregating $1,410,000 of which $1,000,000 was paid during 2007.  Through March 31, 2008, the Company had not made any payments with respect to the registration delay penalties to the holders of the Sub-Debt Notes.  As a result of the registration failure, the failure to pay certain of the registration delay penalties, and the various financial covenant and other breaches of the terms of the Senior Financing and the Sub-Debt Financing, multiple events of default exist under the Senior Financing and the Sub-Debt Financing.  The terms of the Subordination Agreement among the Company and the creditor parties thereto (the “Subordination Agreement”) prevent the Company from making any cash payments to the Sub-Debt Note holders until the events of default under the Senior Financing are either cured or waived.  Furthermore, upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may only demand redemption of all or any portion of their respective notes under certain circumstances as described in the Subordination Agreement. The Company does not have the capital resources necessary to cure the existing events of default, or to repay any accelerated indebtedness or redemption or penalty amounts.

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

All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006.  In addition, the quarterly interest payments due on the outstanding senior indebtedness have been timely paid.  Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

A summary of accrued interest payable at March 31, 2008 and December 31, 2007 is presented below.

	March 31, 2008	December 31, 2007

Senior secured notes payable	$103,000	$67,000
Subordinated convertible notes payable	3,862,000	3,034,000
Liquidated damages payable with respect to:
Senior secured notes payable	—	79,000
Subordinated convertible notes payable	237,000	172,000
Total accrued interest payable	$4,202,000	$3,352,000

Pursuant to a series of Forbearance and Consent Agreements with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, from April 17, 2007 through February 20, 2008, in exchange for aggregate cash payments of $1,000,000 in 2007 (applied against accrued registration delay penalties) and $494,423 ($410,000 applied against accrued registration delay penalties and $84,423 applied against interest on accrued registration delay penalties) in February 2008.  The payments made by the Company under the Forbearance and Consent Agreements were credited against the registration delay cash penalties and interest on the penalties resulting from the Company’s default under the various agreements between the Company and the Senior Financing investors.  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 15.0%, provided the loan is repaid prior to September 30, 2008 or 16.0% (retroactive to February 20, 2008), if the loan remains outstanding subsequent to that date.

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

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.  Notwithstanding such developments, the Company would have been out of compliance with certain of its financial covenants at December 31, 2007 and March 31, 2008.

The registration delay penalties and ongoing default interest charges are continuing to have a significant and material negative impact on the Company’s operations and cash flows.  The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations, but is unable to predict the outcome of such negotiations.  On February 7, 2008, the Company retained the services of Salem Partners, LLC to serve as a financial advisor to the Company in connection with the sale, merger, consolidation, reorganization or other business combination and the restructuring of the material terms of the Company’s senior notes and/or subordinated convertible notes.  To the extent that the Company is unable to complete a sale or merger, or restructure its senior and subordinated debt obligations in a satisfactory manner and/or the lenders begin to exercise additional remedies to enforce their rights, the Company will not have sufficient cash resources to maintain its operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization, including a filing under Chapter 11 of the United States Bankruptcy Code.

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

An independent valuation firm assisted the Company in valuing the various derivative features in the compound embedded derivative and it was determined that, except for the above-noted features, the remaining derivative attributes (both assets and liabilities) were immaterial, both individually and in the aggregate, and they effectively offset one another.  The value of the compound embedded derivative that includes the above-noted features was bifurcated from the Sub-Debt Notes and recorded as derivative liability.  This initial amount was recorded as a discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.

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

	2005			2006				2007				2008
Embedded derivatives	7/28	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31	3/31
Initial fair value of common stock	$1.43	—	—	—	—	—	—	—	—	—	—	—
Fair value of common stock at each subsequent reporting period end	—	$2.50	$3.30	$4.50	$3.50	$3.25	$2.35	$1.90	$2.00	$1.80	$0.38	$0.38
Conversion price	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55	$1.55
Terminal time period in months	48	46	43	40	37	34	31	28	25	22	19	16
Expected return	4.04%	4.18%	4.35%	4.82%	5.10%	4.59%	4.69%	4.58%	4.87%	3.97%	3.05%	1.62%
Initial volatility factor	55%	—	—	—	—	—	—	—	—	—	—	—
Volatility factor for each subsequent reporting period	—	54%	59%	56%	63%	63%	53%	60%	56%	63%	73%	67%
Triggering events to forced conversion:
Event 1 - stock price equal or above	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32	$2.32
Event 2 - daily share trading volume equal or above (in thousands)	200	200	200	200	200	200	200	200	200	200	200	200
Lack of liquidity discount for the limitation on conversion	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%

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

	2005				2006				2007			2008
Warrant liability	7/28	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31	3/31
Initial fair value of common stock	$1.43	—	—	—	—	—	—	—	—	—	—	—
Fair value of common stock at each subsequent reporting period end	—	$2.50	$3.30	$4.50	$3.50	$3.25	$2.35	$1.90	$2.00	$1.80	$0.38	$0.38
Exercise price:
Senior warrants	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00
Sub-debt warrants	$1.55	$1.55	$1.55	$1.55	$1.43	$1.43	$1.43	$1.43	$1.43	$1.43	$1.43	$1.43
Libra warrants	$2.00	$2.00	$2.00	$2.00	—	—	—	—	—	—	—
Time period in months:
Senior warrants	60	58	55	52	49	46	43	40	37	34	31	28
Sub-debt warrants	60	58	55	52	49	46	43	40	37	34	31	28
Libra warrants	84	82	79	76	—	—	—	—	—	—	—	—
Expected return	4.04%	4.18%	4.35%	4.82%	5.10%	4.59%	4.69%	4.58%	4.89%	4.03%	3.45%	1.62%
Initial volatility factor	55%	—	—	—	—	—	—	—	—	—	—	—
Volatility factor for each subsequent reporting period	—	54%	59%	56%	63%	63%	53%	60%	56%	63%	73%	67%

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

The Company adopted SFAS No. 157 on January 1, 2008, delaying, as permitted, application for non-financial assets and non-financial liabilities.  SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1:  quoted prices (unadjusted) in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date.  Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2:  inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.  Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange based derivatives, mutual funds, and fair-value hedges.

Level 3:  unobservable inputs for the asset or liability are only used when there is little, if any, market activity for the asset or liability at the measurement date.  Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with SFAS No. 157, the Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety.

The warrant liability and the derivative liability, as described above, are the only financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis.  The following table presents the warrant liability and the derivative liability at their level within the fair value hierarchy during the three months ended March 31, 2008, as well as a reconciliation of the changes to the beginning and ending balances of such financial instruments during such period.

	Fair Value
	Level 1	Level 2	Level 3	Total

Warrant liability:
Balance, December 31, 2007	$—	$164,000	$—	$164,000
Change in fair value – gain		(65,000)		(65,000)
Balance, March 31, 2008	$—	$99,000	$—	$99,000

Derivative liability:
Balance, December 31, 2007	$—	$313,000	$—	$313,000
Change in fair value – gain		(171,000)		(171,000)
Balance, March 31, 2008	$—	$142,000	$—	$142,000

6.  GOODWILL

Goodwill at March 31, 2008 and December 31, 2007 was $31,085,000, which was recorded in conjunction with the acquisition of MediaDefender in July 2005 (see Note 3).  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, an intangible asset that is not subject to amortization such as goodwill shall be tested for impairment at least on an annual basis, and more often under certain circumstances, and written down when impaired.  An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The first step of the impairment test consists of a comparison of the total fair value of each reporting unit to the reporting unit’s net assets on the date of the test.  If the fair value is in excess of the net assets, there is no indication of impairment and thus no need to perform the second step of the impairment test.

During the three months ended September 30, 2007, the Company performed its second annual impairment test with respect to the goodwill recognized in conjunction with the acquisition of MediaDefender and determined that there was no indication of impairment.  Due to the reduced sales activity and lower operating margins in the Company’s anti-piracy business for 2007 and internal projections for 2008, the Company reviewed the impairment calculations at December 31, 2007 and noted that while the test thresholds were narrower, an impairment adjustment was still not required.  The Company’s further review of the impairment calculations at March 31, 2008, was consistent with the Company’s observations and conclusions at December 31, 2007, which allowed for a further decline in revenues in 2008.  To the extent that MediaDefender revenues for the three months ending June 30, 2008 decrease significantly, the Company may have to report an impairment loss with respect to the carrying value of this segement’s goodwill at June 30, 2008.  The Company intends to closely monitor revenues within this segment during the remainder of 2008 and, if warranted, will record an impairment loss to the carrying value of this segment’s goodwill.

7.  RELATED PARTY TRANSACTIONS

On January 12, 2007, the Company entered into a consulting agreement with Eric Pulier, a director of the Company, through WNT Consulting Group, a California limited liability company wholly-owned by Mr. Pulier (“WNT”). During the term of the consulting agreement, which commenced January 12, 2007 and continues in effect until any party provides ten days prior written notice to the other parties of its intention to terminate, Mr. Pulier will provide non-exclusive consulting and advisory services to the Company outside of the ordinary course of his services as a member of the Board of Directors.  In consideration, Mr. Pulier (through WNT) is entitled to receive hourly compensation at the rate of $500 per hour.  Any consulting request made by the Company must be approved in advance by all parties prior to commencement of services.  The new consulting agreement was approved by the Compensation Committee of the Company’s Board of Directors.  During the three months ended March 31, 2008 and 2007, Mr. Pulier (through WNT) did not earn any fees under the new consulting agreement.

During the three months ended March 31, 2008 and 2007, the Company incurred legal fees of $2,000 and $0, to Davis Shapiro Lewit & Hayes, LLP, a law firm in which Fred Davis, a director of the Company, is a partner.

For the year ending December 31, 2008, each non-employee member of the Company’s Board of Directors will receive a cash retainer of $15,000 for serving on the Board of Directors, payable in equal quarterly installments, and each director that serves on a standing Committee of the Board of Directors will receive, for each committee served, an additional cash retainer of $10,000, payable in equal quarterly installments.  In addition, on June 30, 2008, the Company will issue to each of its five non-officer directors stock options to purchase 10,000 shares of common stock for serving on the Board of Directors, and each director that serves on a standing Committee of the Board of Directors will receive, for each committee served, stock options to purchase 5,000 shares of common stock, all exercisable at the fair market value on the date of grant.  The options will vest 50% on June 30, 2008 and 25% each on September 30, 2008 and December 31, 2008.

Effective March 7, 2008, the Board of Directors appointed Dimitri Villard as Interim Chief Executive Officer of the Company to serve on an “at will” basis at a monthly compensation of $25,000.

See Notes 3, 8 and 9 for information with respect to additional related party transactions.

8.  EQUITY-BASED TRANSACTIONS

2006 Equity Incentive Plan:

During the three months ended March 31, 2008 and 2007, the Company issued shares of common stock and stock options pursuant to consulting agreements described at Note 9.  The Company also issued stock options as described below.

Effective February 2, 2007, the Company issued to Rene L. Rousselet, the Company’s Corporate Controller and Chief Accounting Officer, a stock option to purchase 50,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant.  The stock option vested and became exercisable in equal installments on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $60,000, of which $15,000 was charged to operations during the three months ended March 31, 2007.

Effective February 2, 2007, the Company issued to its Vice President of Worldwide Sales, a stock option to purchase 300,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant.  Options with respect to 175,000 shares are scheduled to vest in seven equal quarterly installments on June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, and options with respect to 125,000 shares will vest on the achievement of performance targets to be mutually determined by the parties.  The fair value of the time-vested portion of this stock option, determined pursuant to the Black-Scholes option-pricing model, was $208,000, of which $7,000 and $30,000 was charged to operations during the three months ended March 31, 2008 and 2007, respectively. No performance based options were granted.

The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the aforementioned options were as follows:

Stock price on date of grant	$1.50
Risk-free interest rate	4.88%
Volatility	1.065%
Dividend yield	0%
Weighted average expected life (years)	5
Weighted average fair value of option	$1.19

A summary of stock option activity under the 2006 Equity Incentive Plan during the three months ended March 31, 2008 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2007	601,551	$1.96
Granted	—
Exercised	—
Canceled/Expired	—
Options outstanding at March 31, 2008	601,551	$1.96
Options exercisable at March 31, 2008	401,551	$2.19

The intrinsic value of exercisable but unexercised in-the-money options at March 31, 2008 was $0.

1999 Employee Stock Option Plan:

A summary of stock option activity under the 1999 Employee Stock Option Plan during the three months ended March 31, 2008 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2007	818,077	$2.81
Granted	—
Exercised	—
Canceled/Expired	—
Options outstanding at March 31, 2008	818,077	$2.81
Options exercisable at March 31, 2008	722,839	$2.78

The intrinsic value of exercisable but unexercised in-the-money options at March 31, 2008 was $0.  The intrinsic value of options exercised during the three months ended March 31, 2007 was $187,840.  There were no options exercised during the three months ended March 31, 2008.

During the three months ended March 31, 2008 and 2007, the Company recorded $649,000 and $391,000, respectively, as a charge to operations to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R.

As of March 31, 2008, unrecognized compensation cost related to all unvested stock options will be charged to operations as follows (amounts are in thousands):

Years Ending December 31,
2008 (nine months)	$323
2009	26
Total	$349

9.  COMMITMENTS AND CONTINGENCIES

Employment Agreements:

In connection with the acquisition of MediaDefender (see Note 3), the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves defined operating earnings in fiscal 2007 and 2008, respectively.  The fiscal 2007 bonus aggregating $700,000 was accrued ratably during 2007 and was paid in March 2008.  In addition, during the three months ended March 31, 2008, the Company recorded a charge to general and administrative expense and an accrued liability of $175,000 with respect to the 2008 bonus.

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

The Company also employs its Vice President of Worldwide Sales through February 2009 under an agreement that provides for base annual compensation and performance bonus payments.

Future base payments under these employment agreements and arrangements as of March 31, 2008 are as follows (amounts are in thousands):

Years Ending December 31,
2008 (nine months)	$689
2009	33
$722

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

Pursuant to an Amended and Restated Services Agreement dated as of March 6, 2008 (the “Services Agreement”) between the Company and Mr. Diamond, Mr. Diamond’s employment as Chief Executive Officer was ended and he was elected as the Company’s Chairman of the Board of Directors (the “Chairman”) effective March 6, 2008.  Under the Services Agreement, in consideration of Mr. Diamond’s waiver of his rights contained in the Employment Agreement dated as of July 28, 2005 (the “Prior Agreement”), the execution by Mr. Diamond of a general release in favor of the Company and its affiliates, and his agreement to serve as Chairman, the Company agreed to (a) pay Mr. Diamond a severance payment of $350,000 payable in semi-monthly installments for a period of six months, (b) accelerate the vesting of Mr. Diamond’s “Time Vesting” options, (c) accelerate the vesting of Mr. Diamond’s options granted in 2004 to purchase 259,659 shares (the “2004 Options”), (d) extend to February 5, 2011 the exercisability of the Time Vesting Options and to March 29, 2011 for the 2004 Options, and (e) pay Mr. Diamond his accrued base salary through February 29, 2008 and 40 days of accrued vacation time.  The severance payment was accrued and included in accrued expenses on the Company’s balance sheet at March 31, 2008.  The Company also recorded stock-based compensation costs of $571,000 during the three months ended March 31, 2008 with respect to this settlement.

Consulting Agreements:

On October 1, 2006, the Company entered into a one-year non-exclusive consulting agreement with an entity for business development consulting services.  The consulting agreement provided for a base monthly fee of $7,500, certain performance-related bonuses, and stock options to acquire 5,000 shares of common stock on the last day of each month of the term of the consulting agreement through September 30, 2007.  Accordingly, during the three months ended March 31, 2007, the Company issued options to acquire 15,000 shares of common stock pursuant to the Company’s 2006 Equity Incentive Plan, exercisable through November 30, 2011, at prices ranging from $1.55 to $2.20 per share, the market price on the date of each grant.  The options were fully vested when issued.  The aggregate fair value of the options, calculated pursuant to the Black-Scholes option-pricing model, of $22,000, was charged to operations during the three months ended March 31, 2007. The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the options were as follows:

Stock price on date of grant	$1.55 – $2.20
Risk-free interest rate	4.88 – 4.93%
Volatility	106.5 – 108.6%
Dividend yield	0%
Weighted average expected life (years)	4.65 – 4.85
Weighted average fair value of option	$1.22 - $1.74

On October 9, 2006, the Company entered into an eighteen-month non-exclusive consulting agreement with Wood River Ventures, LLC and Jonathan Dolgen for consulting and advisory services with respect to the business and operations of the Company.  The consulting agreement provided for an aggregate cash fee of $187,500, payable quarterly in six installments of $31,250, and a stock award valued at $112,500, consisting of 34,615 shares of common stock based on the Company’s closing stock price on October 10, 2006 of $3.25 per share to be issued under the Company’s 2006 Equity Incentive Plan.  The shares vest pro rata over the eighteen-month period of the consulting agreement, beginning on October 10, 2006 and thereafter monthly on the first day of each month of the term of the consulting agreement through March 2008.  In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the shares granted under this consulting agreement are valued each month based on the closing market price on the first day of each month to determine the amount to be recorded as a charge to operations over the eighteen-month term of the consulting agreement.  Accordingly, during the three months ended March 31, 2008 and 2007, the Company issued 5,769 shares of common stock under this consulting agreement with a fair value of $19,000, which was charged to operations.

On February 7, 2008, the Company entered into an Engagement Letter (“Engagement Letter”) with Salem Partners LLC (“Salem Partners”).  Under the terms of the Engagement Letter, Salem Partners has been engaged as financial advisor to the Company on an exclusive basis for a period of twelve months (a) in connection with an M&A transaction involving the Company and (b) to render an opinion, if requested, in a transaction involving the restructuring of the material terms of the Company’s senior secured notes payable and/or subordinated convertible notes payable.  An M&A transaction, whether effected in one transaction or a series of transactions, is defined as any sale, merger, consolidation, reorganization or other business combination pursuant to which all or any portion of assets owned by the Company are sold or otherwise transferred to, or combined with, a third party or one or more third parties formed by or affiliated with such third party, including, without limitation, any joint venture.

As compensation for its services rendered pursuant to the Engagement Letter, Salem Partners shall be paid (a) a retainer fee of $50,000 per month, for the first four months of service, which fee shall be credited against the M&A transaction fee payable to Salem Partners pursuant to the engagement, plus a cash fee of the greater of (x) 2.0% of the portion of the Aggregate Consideration of an M&A transaction, and (y) $1 million, payable upon the closing of an M&A transaction, plus (b) a cash fee of $300,000 due upon the completion and delivery of an opinion regarding the M&A transaction, if requested by the Board of Directors of the Company, regardless of the conclusions of the opinion; plus (c) a cash fee of $300,000 in the case of a restructuring transaction for which Salem Partners delivers an opinion, due upon the completion and delivery of an opinion, regardless of the conclusions of the opinion; plus (d) $150,000 in the case of a restructuring transaction for which Salem Partners does not deliver an opinion.  For the purposes of calculating compensation payable, Aggregate Consideration is defined as:  (i) the total consideration paid or to be paid in cash or cash equivalents or in any form of equity (valued at fair market value) or debt in a transaction (including without limitation amounts received by holders of warrants, options or convertible securities); plus (ii) the principal amount of indebtedness for borrowed money assumed directly or indirectly by the purchaser.

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

Future cash payments under such operating lease as of March 31, 2008 are as follows (amounts are in thousands):

Years Ending December 31,

2008 (nine months)	$354
2009	485
2010	499
2011	471
$1,809

Legal Matters:

The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business.  The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

As a result of the restatement of the Company’s financial statements and other events described elsewhere in this document and in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, the Company has triggered various events of default under its senior debt and subordinated debt financing documents.  The Company could be subject to future claims under such financing documents.

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

Most of the Company’s outstanding options and warrants were issued to employees, officers and directors in compensatory transactions accounted for under SFAS No. 123R.  Of the 4,041,642 options and warrants outstanding at March 31, 2008, 3,623,455 were issued to employees, officers and directors.  The Company believes that potential impact pursuant to EITF 00-19-2 of the remaining 418,187 options and warrants issued to consultants, advisors and others is not material to the consolidated financial statements.  With respect to the 418,187 options and warrants, 222,000 are exercisable at $0.50 per share and the remaining 196,187 are exercisable at prices ranging from $1.00 per share to $7.50 per share; all such exercise prices are in excess of the current market value of the Company’s common stock.

The Company currently has 60,000,000 shares of common stock authorized, of which 10,344,666 shares of common stock were issued at March 31, 2008, resulting in 49,655,334 unissued shares at such date.  If all of the Company’s equity-based instruments were converted or exercised into shares of common stock in accordance with their respective original terms, without regard to whether such instruments have vested or are in-the-money, approximately 28,000,000 additional shares would be issued, resulting in a total of approximately 38,000,000 shares of common stock issued and outstanding.  Accordingly, this calculation results in approximately 22,000,000 shares of common stock available for issuance, in excess of all equity commitments that the Company currently has outstanding.

The Company has approximately $27,658,000 of Sub-Debt Notes outstanding at March 31, 2008, which are convertible into common stock at $1.55 per share and which represent the single largest component of such potential dilution (approximately 17,850,000 shares).  However, the financing agreements contain provisions that expressly prohibit the Company from issuing shares to a Sub-Debt Note holder if after the conversion, such Sub-Debt Note holder would exceed the respective limit called for in their Sub-Debt Note, either 4.99% or 9.99% of the Company’s outstanding common shares, thus the Company believes that it is very unlikely that all of the 17,850,000 shares issuable to the holders of the Sub-Debt Notes would be issued at one time or even in a short period of time.

Accordingly, based on the foregoing analysis and the Company’s current capital structure, the Company has concluded that it is highly probable that the Company will have sufficient shares available to satisfy its existing option and warrant obligations for the foreseeable future.  The Company will continue to evaluate this issue and if it becomes probable that there are insufficient authorized shares, the Company will consider alternative accounting treatment at that time

10.  INCOME TAXES

The Company reported a benefit from income taxes of $10,000 for the three months ended March 31, 2008 as a result of the receipt of a tax refund.  Although the Company reported net income for the three months ended March 31, 2007, as a result of the non-deductibility of certain non-cash charges and accruals and the non-inclusion of certain non-cash gains for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carryforwards, the Company incurred a taxable loss for such period and therefore did not record a provision for income taxes for the three months ended March 31, 2007.

At December 31, 2007, the Company had net operating loss carryforwards of approximately $112,000,000 for Federal income tax purposes expiring beginning in 2019 and California state net operating loss carryforwards of approximately $118,000,000 expiring beginning in 2009.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets (primarily net operating loss carryforwards) is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible.  As of March 31, 2008 and December 31, 2007, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  A tax benefit from an uncertain tax position may only be recognized if it “more likely than not” that the position will be sustained on examination by the taxing authorities, based on its technical merits of the position.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and requires increased disclosures.  As of March 31, 2008 and December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

As of March 31, 2008, the Company’s 2005 U.S. federal income tax return was undergoing examination by the Internal Revenue Service.  The Internal Revenue Service has proposed various adjustments to the Company’s 2005 taxable income.  Estimated taxes and interest relating to such adjustments have been accrued as income taxes payable in the Company’s financial statements at March 31, 2008 and December 31, 2007.  As the Internal Revenue Service has not completed its examination, the Company is currently unable to predict the final outcome of the examination.

11.  CONCENTRATIONS AND SEGMENT INFORMATION

During the three months ended March 31, 2008 and 2007, the Company’s operations consisted of three reportable segments:  e-commerce, media, and anti-piracy and file-sharing services.

Concentrations:

During the three months ended March 31, 2007, approximately 59% of e-commerce revenues were generated from the products related to a single merchandising entity.  The Company restructured its relationship with this merchandising entity effective August 31, 2007 to eliminate merchandise sales and focus on music sales, which, as expected, has had a significant negative impact on e-commerce revenues, although it has had a limited impact on operating margins.

During the three months ended March 31, 2008 and 2007, the Company’s media revenues were generated by two outside sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s web-site and through affiliated web-sites, as well as by in-house sales personnel.  During the three months March 31, 2008, approximately 32% of media revenues were generated from two customers, with one customer accounting for 17% and a second customer accounting for 15%.

During the three months ended March 31, 2008, approximately 70% of MediaDefender’s revenues were generated by three customers, with one customer accounting for 28%, a second customer accounting for 24%, and a third customer accounting for 18%.  During the three months ended March 31, 2007, approximately 66% of MediaDefender’s revenues were from four customers, with one customer accounting for 23%, a second customer accounting for 17%, a third customer accounting for 13%, and a fourth customer accounting for 13%.  At March 31, 2008, the amounts due from these three customers were approximately $1,775,000, $655,000, and $134,000, respectively, which were included in accounts receivable.

During the three months ended March 31, 2008, MediaDefender purchased approximately 90% of its bandwidth from four suppliers.  During the three months ended March 31, 2007, MediaDefender purchased approximately 74% of its bandwidth from three suppliers.

At March 31, 2008, amounts payable to these suppliers aggregated approximately $276,000.  Although there are other suppliers of bandwidth, a change in suppliers could cause delays, which could adversely affect operations in the short-term.

Segment Information:

Information with respect to the Company’s operating segments for the three months ended March 31, 2008 and 2007 is presented below.

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended March 31, 2008 and 2007.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Net Revenue:
E-commerce	$106	$494
Media	1,205	1,111
Anti-piracy and file-sharing marketing services	2,890	3,841
	$4,201	$5,446

Adjusted EBITDA:
E-commerce	$(19)	$(70)
Media	259	328
Anti-piracy and file-sharing marketing services	476	1,529
	716	1,787
Corporate general and administrative expenses	(1,510)	(1,160)
	$(794)	$627

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA to Net Income (Loss)	2008	2007
	(in thousands)

Adjusted EBITDA per segments	$(794)	$627
Stock-based compensation	(697)	(455)
Depreciation and amortization	(301)	(155)
Amortization of intangible assets	(888)	(938)
Amortization of deferred financing costs	(210)	(207)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payment on senior secured notes payble	(26)	—
Interest income	30	56
Other income, net	—	—
Interest expense, including amortization of discount on debt of $769 and $760 in 2008 and 2007, respectively	(2,120)	(1,860)
Change in fair value of warrant liability	65	1,226
Change in fair value of derivative liability	171	5,241
Benefit from income taxes	10	—
Net income (loss)	$(4,760)	$3,535

The following table summarizes assets as of March 31, 2008 and December 31, 2007.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

	March 31, 2008	December 31, 2007
	(in thousands)

Assets:
Corporate	$2,985	$3,144
E-commerce	218	248
Media	1,957	2,419
Anti-piracy and file-sharing marketing services	42,483	44,923
	$47,643	$50,734

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company, through its wholly-owned subsidiary, ARTISTdirect Internet Group, Inc., conducts its media and e-commerce business operations through an online music network appealing to music fans, artists and marketing partners.  The ARTISTdirect Network consists of the Company’s flagship website (www.artistdirect.com) and a network of related music and entertainment websites offering multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce, and digital music services.  The Company sells advertising for its own website and on behalf of its network affiliates.

The Company’s www.artistdirect.com website was recently redesigned and has attracted significantly increased traffic since its relaunch in April 2008.  In March of 2008, The Artistdirect network was rated fourth behind AOL music, Yahoo music and MTV Networks by Comscore Media Metrix in music related sites. In addition to music-related content, the website now includes movie reviews and ticketing, and additional new features are planned to be introduced later in 2008.  The Company also recently signed a lyrics license agreement with a major music publisher and expects to conclude agreements with the other major music publishers in the near future, as a result of which the Company will begin to include music lyrics within its own website.

On July 28, 2005, the Company completed the acquisition of MediaDefender, Inc., a privately-held Delaware corporation, (“MediaDefender”).  The stockholders of MediaDefender received aggregate consideration of $42,500,000 in cash, subject to certain holdbacks and adjustments described in the Merger Agreement.  In order to fund the acquisition of MediaDefender, the Company completed a $15,000,000 senior secured debt transaction and a $30,000,000 convertible subordinated debt transaction.  The two founders of MediaDefender, Randy Saaf, who serves as the Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as the President of MediaDefender, each invested $2,250,000 in the convertible subordinated debt transaction entered into to fund the acquisition of MediaDefender on the same terms and conditions as the other investors in such financing.

MediaDefender is the leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry.  Revenues related to MediaDefender’s anti-piracy activities declined in 2007 as compared to 2006 and management anticipates a further decline in 2008.  The largest source of this decline is due to reduced spending on the part of the major music labels due to a significant reduction in their sales and profitability (see “Net Revenue” below).

During 2007, MediaDefender began offering advertisers specific programs to download branded content on file-sharing networks.  Such advertising-based programs provided annual revenues of approximately $560,000 during 2007, and management believes such activities could be a significant factor in 2008 and beyond as advertisers become more familiar with branded promotion activities on peer-to-peer networks, which currently carry the majority of internet traffic.  The Company is attempting to generate advertising-related revenue to offset anticipated declines in revenues from anti-piracy programs, especially those related to music.

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

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.  Notwithstanding such developments, the Company would have been out of compliance with certain of its financial covenants at December 31, 2007 and March 31, 2008.

Pursuant to a series of Forbearance and Consent Agreements with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default which were then in existence during the period, from April 17, 2007 through February 20, 2008, in exchange for aggregate cash payments of $1,000,000 in 2007 and $494,423 in February 2008.  The payments made by the Company under the Forbearance and Consent Agreements were credited against the registration delay cash penalties and interest on the penalties resulting from the Company’s default under the various agreements between the Company and the Senior Financing investors.  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 15.0% per annum, provided the loan is repaid prior to September 30, 2008, or 16.0% per annum (retroactive to February 20, 2008), if the loan remains outstanding subsequent to that date.

The registration delay penalties and ongoing default interest charges are continuing to have a significant and material negative impact on the Company’s operations and cash flows.  The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations, but is unable to predict the outcome of such negotiations.  On February 7, 2008, the Company retained the services of Salem Partners, LLC to serve as a financial advisor to the Company in connection with the sale, merger, consolidation, reorganization or other business combination and the restructuring of the material terms of the Company’s senior notes and/or subordinated convertible notes.  To the extent that the Company is unable to complete a sale or merger or restructure its senior and subordinated debt obligations in a satisfactory manner and/or the lenders begin to exercise additional remedies to enforce their rights, the Company will not have sufficient cash resources to maintain its operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization, including a filing under Chapter 11 of the United States Bankruptcy Code.

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

Critical Accounting Policies:

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates with respect to allowances for bad debts, impairment of long-lived assets, impairment of fixed assets, stock-based compensation, the valuation allowance on deferred tax assets, and the change in fair value of the warrant liability and derivative liability.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions.  The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:  revenue recognition, stock-based compensation, goodwill, intangible assets and long-lived assets, derivative instruments, income taxes, and accounts receivable.  These accounting policies are discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation” contained in the Company’s December 31, 2007 Annual Report on Form 10-KSB, as well as in the notes to the December 31, 2007 consolidated financial statements.  There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2007.

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

Results of Operations – Three Months Ended March 31, 2008 and 2007:

The following table presents information with respect to the Company’s condensed consolidated statements of operations as to actual amounts and as a percentage of total net revenue for the three months ended March 31, 2008 and 2007.

Condensed Consolidated Statements of Operations ($000):

	Three Months Ended March 31,
	2008		2007
	$	%	$	%

Net revenue:
E-commerce	$106	2.5%	$494	9.1%
Media	1,205	28.7%	1,111	20.4%
Anti-piracy and file-sharing marketing services	2,890	68.8%	3,841	70.5%
Total net revenue	4,201	100.0%	5,446	100.0%
Cost of revenue:
E-commerce	100	2.4%	510	9.4%
Media	679	16.2%	600	11.0%
Anti-piracy and file-sharing marketing services	2,460	58.6%	2,205	40.5%
Total cost of revenue	3,239	77.2%	3,315	60.9%
Gross profit	962	22.8%	2,131	39.1%
Operating expenses:
Sales and marketing	465	11.1%	378	6.9%
General and administrative (including stock-based compensation)	3,105	73.9%	2,551	46.8%
Development and engineering	117	2.8%	117	2.2%
Total operating costs	3,687	87.8%	3,046	55.9%
Loss from operations	(2,725)	(65.0)%	(915)	(16.8)%
Interest income	30	0.7%	56	1.0%
Interest expense	(2,120)	(50.5)%	(1,860)	(34.1)%
Other income (expense)	45	1.1%	(6)	(0.1)%
Change in fair value of warrant liability	65	1.5%	1,226	22.5%
Change in fair value of derivative liability	171	4.1%	5,241	96.2%
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payment on senior secured notes payable	(26)	(0.6)%	—	—%
Amortization of deferred financing costs	(210)	(5.0)%	(207)	(3.8)%
Income (loss) before income taxes	(4,770)	(113.7)%	3,535	64.9%
Benefit from income taxes	(10)	(0.2)%	—	—%
Net income (loss)	$(4,760)	(113.5)%	$3,535	64.9%

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended March 31, 2008 and 2007.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Net Revenue:
E-commerce	$106	$494
Media	1,205	1,111
Anti-piracy and file-sharing marketing services	2,890	3,841
	$4,201	$5,446

Adjusted EBITDA:
E-commerce	$(19)	$(70)
Media	259	328
Anti-piracy and file-sharing marketing services	476	1,529
	716	1,787
Corporate general and administrative expenses	(1,510)	(1,160)
	$(794)	$627

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA to Net Income (Loss)	2008	2007
	(in thousands)

Adjusted EBITDA per segments	$(794)	$627
Stock-based compensation	(697)	(455)
Depreciation and amortization	(301)	(155)
Amortization of intangible assets	(888)	(938)
Amortization of deferred financing costs	(210)	(207)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payment on senior secured notes payble	(26)	—
Interest income	30	56
Other income, net	—	—
Interest expense, including amortization of discount on debt of $769 and $760 in 2008 and 2007, respectively	(2,120)	(1,860)
Change in fair value of warrant liability	65	1,226
Change in fair value of derivative liability	171	5,241
Benefit from income taxes	10	—
Net income (loss)	$(4,760)	$3,535

Net Revenue.  The Company’s net revenue decreased by $1,245,000 or 22.9%, to $4,201,000 for the three months ended March 31, 2008, as compared to $5,446,000 for the three months ended March 31, 2007, primarily as a result of decreases in MediaDefender revenues of $951,000 and e-commerce revenues of $388,000, offset by an increase in media revenues of $94,000.  MediaDefender’s revenue accounted for 68.8% of the Company’s total net revenue for the three months ended March 31, 2008, as compared to 70.5% of the Company’s total net revenue for the three months ended March 31, 2007.

MediaDefender’s revenue decreased by $951,000 or 24.8%, to $2,890,000 for the three months ended March 31, 2008, as compared to $3,841,000 for the three months ended March 31, 2007.  Revenues decreased in 2008 as compared to 2007 as a result of reduced spending on the part of major music labels due in substantial part to a significant reduction in their sales and profitability.  Specifically, MediaDefender’s anti-piracy revenues have been negatively impacted by the loss of one customer in November 2007 that accounted for 4% of MediaDefender’s 2007 annual revenue, citing cost pressures subsequent to a change in ownership, and the loss of another customer in January 2008 that accounted for 12% of MediaDefender’s 2007 annual revenues, noting that they were evaluating the use of alternative methods to deal with piracy.  During May 2008, the Company was advised that a customer that accounted for 18% of MediaDefender’s 2007 annual revenues and 26% of MediaDefender’s revenues for the three months ended March 31, 2008 was reducing its expected usage of MediaDefender’s services during the remainder of 2008 by approximately 36%, citing a desire to focus on new releases instead of catalogue titles and the completion of a review of the effectiveness of anti-piracy countermeasures.  Management expects MediaDefender anti-piracy revenues will continue to decline in 2008 as compared to 2007.  The Company intends to closely monitor revenues within this segment during the remainder of 2008 and, if warranted, will record an impairment loss to the carrying value of this segment’s goodwill.

During the three months ended March 31, 2008, approximately 70% of MediaDefender’s revenues were generated by three customers, with one customer accounting for 28%, a second customer accounting for 24%, and a third customer accounting for 18%.  During the three months ended March 31, 2007, approximately 66% of MediaDefender’s revenues were from four customers, with one customer accounting for 23%, a second customer accounting for 17%, a third customer accounting for 13%, and a fourth customer accounting for 13%.  At March 31, 2008, the amounts due from these three customers were approximately $1,775,000, $655,000, and $134,000, respectively, which were included in accounts receivable.

During 2007, MediaDefender began offering advertisers specific programs to download branded content on file-sharing networks.  Such advertising-based programs provided annual revenues of approximately $560,000 during 2007, and management believes such activities could be a significant factor in 2008 and beyond as advertisers become more familiar with branded promotion activities on peer-to-peer networks, which currently carry the majority of internet traffic.  The Company is attempting to generate advertising-related revenue to offset anticipated declines in revenues from anti-piracy programs, especially those related to music.

Media revenue increased by $94,000 or 8.5%, to $1,205,000 for the three months ended March 31, 2008, as compared to $1,111,000 for the three months ended March 31, 2007.  Media revenue increased in 2008 as compared to 2007 in part as a result of the Company entering into a strategic partnership with T-Mobile in April 2007 with the launch of a specially designed United Kingdom counterpart to the Company’s United States-based online music destination web-site.  The United Kingdom version of ARTISTdirect.com (www.ARTISTdirect.com/uk) includes numerous T-Mobile enhancements, including exclusive branded content provided by T-Mobile.  During the three months ended March 31, 2008, approximately $175,000 or 17% of media revenues were generated by T-Mobile.  This contract concluded during March 2008.

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

During the three months ended March 31, 2008 and 2007, the Company’s media revenues were generated by two outside sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s web-site and through affiliated web-sites, as well as by in-house sales personnel.  During the three months March 31, 2008, approximately 32% of media revenues were generated from two customers, with one customer accounting for 17% and a second customer accounting for 15%.

E-commerce revenue decreased by $388,000 or 78.5%, to $106,000 for the three months ended March 31, 2008, as compared to $494,000 for the three months ended March 31, 2007.  Due to limited opportunities for revenue growth and acceptable gross margins, the Company had been de-emphasizing e-commerce activities over the past few years.  During the three months ended March 31, 2007, approximately 59% of e-commerce revenues were generated from the products related to a single music merchandising entity.  Effective August 31, 2007, the Company restructured its relationship with this music merchandising entity to eliminate such merchandise sales and focus on music sales, which has had a significant negative impact on e-commerce sales since such date.  As a result, although e-commerce sales decreased significantly in 2008 as compared to 2007, such restructuring had limited impact on e-commerce net operating margins, since the Company was able to implement significant internal cost savings as a result of this restructing.

Cost of Revenue.  The Company’s total cost of revenue decreased by $76,000 or 2.3%, to $3,239,000 for the three months ended March 31, 2008, as compared to $3,315,000 for the three months ended March 31, 2007, primarily as a result of a decrease in e-commerce cost of revenue of $410,000, offset by increases in MediaDefender cost of revenue of $255,000 and media cost of revenues of $79,000.  Depreciation of property and equipment is included in cost of revenue for all business segments.

MediaDefender’s cost of revernues increased by $255,000 or 11.6%, to $2,460,000 for the three months ended March 31, 2008, as compared to $2,205,000 for the three months ended March 31, 2007.  As a result, MediaDefender’s cost of revenue was 85.1% of its net revenue in 2008, as compared to 57.4% of its net revenue in 2007.  MediaDefender has been experiencing increased bandwidth, personnel and occupancy costs, which had a negative impact on cost of revenue in 2008 as compared to 2007.  Also included in MediaDefender’s cost of revenue for the three months ended March 31, 2008 and 2007 was the amortization of proprietary technology acquired in the MediaDefender transaction of $634,000.

Media cost of revenue increased by $79,000 or 13.2%, to $679,000 for the three months ended March 31, 2008, as compared to $600,000 for the three months ended March 31, 2007.  As a result, Media cost of revenue was 56.3% of its net revenue for 2008, as compared to 54.0% of its net revenue in 2007.

E-commerce cost of revenue decreased by $410,000 or 80.4%, to $100,000 for the three months ended March 31, 2008, as compared to $510,000 for the three months ended March 31, 2007.  The decrease in e-commerce cost of revenue in 2008 as compared to 2007 was a result of the Company restructuring its relationship with a music merchandising entity to eliminate certain merchandise sales and focus on music sales, as described above in “Net Revenue”.

As a result of the foregoing, gross profit was $962,000 for the three months ended March 31, 2008, as compared to $2,131,000 for the three months ended March 31, 2007, reflecting gross margins of 22.9% and 39.1%, respectively.  A summary of gross profit and gross margin by segment is as follows ($000):

	Three Months Ended March 31,
	2008		2007
Segment:	Gross Profit	Gross Margin	Gross Profit (Loss)	Gross Margin
E-commerce	$6	5.7%	$(16)	(3.2)%
Media	526	43.7%	511	46.0%
Anti-piracy and file-sharing marketing services	430	14.9%	1,636	42.6%
Totals	$962	22.9%	$2,131	39.1%

Sales and Marketing.  The Company’s sales and marketing expense increased by $87,000 or 23.0%, to $465,000 for the three months ended March 31, 2008, as compared to $378,000 for the three months ended March 31, 2007.  The increase in sales and marketing expense in 2008 as compared to 2007 was primarily as a result of additional headcount and personnel-related costs.  Also included in sales and marketing expense for the three months ended March 31, 2008 and 2007 is the amortization of customer relationships acquired in the MediaDefender transaction of $189,000.

General and Administrative.  The Company’s general and administrative expense increased by $554,000 or 21.7%, to $3,105,000 for the three months ended March 31, 2008, as compared to $2,551,000 for the three months ended March 31, 2007.  Significant components of general and administrative expense consists of management compensation (and bonuses, when applicable), personnel and personnel-related costs, insurance, legal and accounting fees, board compensation, consulting fees, occupancy costs and the provision for doubtful accounts.  Also included in general and administrative expense for the three months ended March 31, 2008 and 2007 are stock-based compensation costs of $697,000 and $455,000, respectively, and the amortization of non-competition agreements of $66,000 and $116,000, respectively, resulting from the MediaDefender transaction.

During the three months ended March 31, 2008 and 2007, the Company incurred legal, accounting, consulting and printing fees and costs of approximately $597,000 and $428,000, respectively, relating to the preparation and filing of various documents with the SEC, negotiations with senior and subordinated note holders, review and analysis of various restructuring alternatives, amendments to financing agreements, and other ordinary course legal and accounting matters.  As a result of the event of defaults related to the Company’s senior and subordinated debt agreements (see “Going Concern” above), the Company expects to incur significant continuing costs in this regard in 2008.

During the three months ended March 31, 2008 and 2007, the Company recorded a charge to general and administrative expense and an accrued liability of $175,000 with respect to the accrual of annual performance bonuses payable to MediaDefender’s senior management pursuant to their respective employment agreements.

During the three months ended March 31, 2008, the Company recorded a charge to operations and an accrued liability of $350,000 to record the severance payment with respect to the Amended and Restated Services Agreement dated as of March 6, 2008 between the Company and the Company’s former Chief Executive Officer.  The Company also recorded stock-based compensation costs of $571,000 during the three months ended March 31, 2008 with respect to this settlement.

Development and Engineering.  Development and engineering costs were $117,000 for the three months ended March 31, 2008 and 2007.  Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s web-site, and are charged to operations as incurred.

Loss from Operations.  As a result of the aforementioned factors, the loss from operations was $2,725,000 for the three months ended March 31, 2008, as compared to a loss from operations of $915,000 for the three months ended March 31, 2007.

Interest Income.  Interest income was $30,000 for the three months ended March 31, 2008, as compared to $56,000 for the three months ended March 31, 2007.

Interest Expense.  Interest expense of $2,120,000 and $1,860,000 for the three months ended March 31, 2008 and 2007, respectively, relates to the $15,000,000 of 11.25% secured notes payable issued in the Senior Financing and the $30,000,000 of 4.0% subordinated convertible notes payable issued in the Sub-Debt Financing, both of which were issued to finance the acquisition of MediaDefender in July 2005.  Effective January 1, 2007, the interest rate on the Sub-Debt Financing increased from 4.0% to 12.0% due to the default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above).  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Senior Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the 11.25% secured notes payable from 11.25% to 15.0% per annum, provided the loan is repaid prior to September 30, 2008, or 16.0% per annum (retroactive to February 20, 2008), if the loan remains outstanding subsequent to that date.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of this discount on debt included in interest expense for the three months ended March 31, 2008 and 2007 was $179,000 and $177,000, respectively.

The Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.  Accordingly, the amortization of this discount on debt included in interest expense for the three months ended March 31, 2008 and 2007 was $590,000 and $583,000, respectively.

Other Income (Expense).  Other income was $45,000 for the three months ended March 31, 2008, as compared to other expense of $6,000 for the three months ended March 31, 2007.

Change in Fair Value of Warrant Liability.  In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any changes in the fair value such liability and is included in the statement of operations as other income (expense).  For the three months ended March 31, 2008 and 2007, the Company recorded income of $65,000 and $1,226,000, respectively, to reflect the change in warrant liability during such periods.

Change in Fair Value of Derivative Liability.  In accordance with EITF 00-19, the fair value of the embedded derivatives was bifurcated from the subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability.  The carrying value of the derivative liability is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense).  For the three months ended March 31, 2008 and 2007, the Company recorded income of $171,000 and $5,241,000, respectively, to reflect the change in derivative liability during such periods.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $210,000 and $207,000 for the three months ended March 31, 2008 and 2007, respectively.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Resulting from Principal Payments on Senior Secured Notes Payable.  Deferred financing costs and debt discount costs aggregating $26,000 were charged to operations as a result of principal payments on senior secured notes payable during the three months ended March 31, 2008.  There were no principal payments on senior secured notes payable during the three months ended March 31, 2007.

Income (Loss) Before Income Taxes.  As a result of the aforementioned factors, the loss before income taxes was $4,770,000 for the three months ended March 31, 2008, as compared to income before income taxes of $3,535,000 for the three months ended March 31, 2007.

Benefit from Income Taxes.  The Company reported a benefit from income taxes of $10,000 for the three months ended March 31, 2008 as a result of the receipt of a tax refund.  Although the Company reported net income for the three months ended March 31, 2007, as a result of the non-deductibility of certain non-cash charges and accruals and the non-inclusion of certain non-cash gains for tax reporting purposes, and permanent limitations on the Company’s ability to utilize its net operating loss carryforwards, the Company incurred a taxable loss for such period and therefore did not record a provision for income taxes for the three months ended March 31, 2007.

Net Income (Loss).  As a result of the aforementioned factors, the Company had a net loss of $4,760,000 for the three months ended March 31, 2008, as compared to net income of $3,535,000 for the three months ended March 31, 2007.

Liquidity and Capital Resources – March 31, 2008:

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

As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness and thus incurred an event of default with respect to it registration rights agreements with the holders of such indebtedness.  Accordingly, December 20, 2006, the Company began to incur liquidated damages under its registration rights agreements aggregating approximately $540,000 per month , and the interest rate on its subordinated convertible notes payable increased from 4.0% per annum to 12.0% per annum as of January 1, 2007, an increase of approximately $183,000 per month.  On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and the Sub-Debt Financing.

A summary of the registration penalty accrual at March 31, 2008 and December 31, 2007 is presented below.

	March 31, 2008	December 31, 2007

Senior secured notes payable	$—	$410,000
Subordinated convertible notes payable	1,972,000	1,972,000
Total registration penalty accrual	$1,972,000	$2,382,000

A summary of accrued interest payable at March 31, 2008 and December 31, 2007 is presented below.

	March 31, 2008	December 31, 2007

Senior secured notes payable	$103,000	$67,000
Subordinated convertible notes payable	3,862,000	3,034,000
Liquidated damages payable with respect to:
Senior secured notes payable	—	79,000
Subordinated convertible notes payable	237,000	172,000
Total accrued interest payable	$4,202,000	$3,352,000

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.  Notwithstanding such developments, the Company would have been out of compliance with certain of its financial covenants at December 31, 2007 and March 31, 2008.

Pursuant to a series of Forbearance and Consent Agreements with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default which were then in existence during the period, from April 17, 2007 through February 20, 2008, in exchange for aggregate cash payments of $1,000,000 in 2007 and $494,423 in February 2008.  The payments made by the Company under the Forbearance and Consent Agreements were credited against the registration delay cash penalties and interest on the penalties resulting from the Company’s default under the various agreements between the Company and the Senior Financing investors.  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 15.0% per annum, provided the loan is repaid prior to September 30, 2008, or 16.0% per annum, if the loan remains outstanding subsequent to that date.

The registration delay penalties and ongoing default interest charges are continuing to have a significant and material negative impact on the Company’s operations and cash flows.  The Company is exploring various alternatives to resolve the defaults under its senior and secured debt obligations, but is unable to predict the outcome of such negotiations.  On February 7, 2008, the Company retained the services of Salem Partners, LLC to serve as a financial advisor to the Company in connection with the sale, merger, consolidation, reorganization or other business combination and the restructuring of the material terms of the Company’s senior notes and/or subordinated convertible notes.  To the extent that the Company is unable to complete a sale or merger or restructure its senior and subordinated debt obligations in a satisfactory manner and/or the lenders begin to exercise additional remedies to enforce their rights, the Company will not have sufficient cash resources to maintain its operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization, including a filing under Chapter 11 of the United States Bankruptcy Code.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s 2007 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty

Overview:

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

As of March 31, 2008 and December 31, 2007, the Company had $5,382,000 and $4,268,000 of unrestricted cash and cash equivalents, respectively.

At March 31, 2008, the Company had a working capital deficiency of $35,120,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of default interest on the subordinated convertible notes payable of $3,862,000, liquidated damages payable under registration rights agreements of $1,972,000, and warrant liability of $99,000 and derivative liability of $142,000 at such date.  At December 31, 2007, the Company had a working capital deficiency of $32,273,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of default interest on subordinated convertible notes payable of $3,034,000, liquidated damages payable under registration rights agreements of $2,382,000, and warrant liability of $164,000 and derivative liability of $313,000 at such date.

The increase in the working capital deficiency at March 31, 2008 as compared to December 31, 2007 of $2,847,000 is primarily a result of a decrease in accounts receivable (reflecting the decrease in revenues at MediaDefender) and an increase in accrued interest payable (reflecting the default interest payable to the holders of the subordinated convertible notes payable) during the three months ended March 31, 2008.

Operating.  Net cash provided by operating activities for the three months ended March 31, 2008 and 2007 was $1,589,000 and $425,000, respectively.  Operating cash flow increased in 2008 as compared to 2007 primarily as a result of the decrease in MediaDefender accounts receivable during the three months ended March 31, 2008.

Investing.  Net cash used in investing activities for the three months ended March 31, 2008 and 2007 was $177,000 and $107,000, respectively, for additions to property and equipment, primarily by MediaDefender.

Financing.  Net cash used in financing activities for the three months ended March 31, 2008 was $298,000, which consisted of principal payments on senior secured notes payable of $313,000, offset by a decrease in restricted cash of $15,000.  Net cash used in financing activities for the three months ended March 31, 2007 was $88,000, resulting from a decrease in restricted cash.

Contractual Obligations:

As of March 31, 2008, the Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below.  The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms (based on the original terms as contemplated in the senior and subordinated loan agreements), without any early reduction of the principal balances based on cash flows.

		Payments Due by Year (in thousands)
Contractual cash obligations ($000)	Total	2008	2009	2010	2011	2012
		(9 months)

Employment and consulting contracts and agreements (1)	$1,095	$1,062	$33	$—	$—	$—
Lease obligations	4,209	1,534	1,592	613	470	—
Liquidated damages payable under registration rights agreements	1,972	—	1,972	—	—	—
Interest on liquidated damages payable under registration rights agreements	618	444	174	—	—	—
Senior secured notes payable	12,994	—	12,994	—	—	—
Interest on senior secured notes payable (2)	2,716	1,590	1,126	—	—	—
Subordinated convertible notes payable	27,658	—	27,658	—	—	—
Interest on subordinated convertible notes payable (3)	8,253	6,353	1,900	—	—	—
Total contractual cash obligations	$59,515	$10,983	$47,449	$613	$470	$—

(1) Base compensation only; does not include any performance bonuses.

(2) Assumes interest at 16% from February 20, 2008 through June 2009.

(3) Assumes interest at 12% default rate through July 2009.

Capital Expenditures:

The Company estimates that it will have capital expenditures aggregating approximately $750,000 for the remainder of the year ending December 31, 2008.

Off-Balance Sheet Arrangements:

At March 31, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Interim Chief Executive Officer and Corporate Controller, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Interim Chief Executive Officer and Corporate Controller, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon and as of the date of that evaluation, the Company’s Interim Chief Executive Officer and Corporate Controller concluded that the Company’s disclosure controls and procedures were effective.

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

As a result of the restatement of the Company’s financial statements and other events described elsewhere in this document and in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, the Company has triggered various events of default under its senior debt and subordinated debt financing documents.  The Company could be subject to future claims under such financing documents.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As a result of the determination to restate previously issued financial statements, the Company’s registration statement on Form SB-2 was not available for use by the holders of its senior and subordinated indebtedness between December 21, 2006 and July 6, 2007.

The financing documents specify that an event of default of the senior and subordinated indebtedness is triggered if a resale registration statement is unavailable for use by the holders for a period of more than ten consecutive trading days after the expiration of an allowable ten-day grace period.  The Company invoked its use of the ten-day allowable grace period on December 21, 2006, which expired on December 31, 2006.  The Company delivered notice to holders of its outstanding senior and subordinated indebtedness that, as of December 20, 2006, an event of default had been triggered under their respective senior and subordinated financing documents (see Note 4 to the Condensed Consolidated Financial Statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – March 31, 2008”).

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

ARTISTdirect, Inc.
(Registrant)

Date: May 19, 2008	By:	/s/ DIMITRI S. VILLARD
Dimitri S. Villard
Interim Chief Executive Officer
(Duly Authorized Officer)

Date: May 19, 2008	By:	/s/ RENE L. ROUSSELET
Rene L. Rousselet
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

4.01

Forbearance and Consent Agreement dated as of January 31, 2008 by and among the Registrant, U.S. Bank National Association, as Collateral Agent, JMB Capital Partners, L.P., JMG Capital Partners, L.P., JMG Triton Offshore Fund, Ltd., and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on February 14, 2008).

4.02

Forbearance and Consent Agreement dated as of February 20, 2008 by and among the Registrant, U.S. Bank National Association, as Collateral Agent, JMB Capital Partners, L.P., JMG Capital Partners, L.P., JMG Triton Offshore Fund, Ltd., and CCM Master Qualified Fund, Ltd. (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on March 20, 2008).

10.01

Engagement Letter, dated as of February 7, 2008, by and between the Registrant and Salem Partners LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on February 14, 2008).

10.02

Amended and Restated Services Agreement dated as of March 6, 2008 between the Registrant and Jon Diamond (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on March 12, 2008).

31.1	Certifications of the Interim Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certifications of the Interim Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act. (1)

(1)  Filed herewith.