Form 10KSB/A
period 2007-12-31
ARTISTDIRECT INC
filed 2008-05-21
CIK 1095079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30063

ARTISTdirect, Inc.

(Name of Small Business Issuer in its Charter)

Delaware	95-4760230
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 Cloverfield Boulevard, Suite 400 South, Santa Monica, California 90404-4082

(Address of Principal Executive Offices, including Zip Code)

Issuer’s Telephone Number, Including Area Code): (310) 526-8700

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $0.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenue for its most recent fiscal year: $24,171,000.

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

ARTISTDIRECT, INC.

TABLE OF CONTENTS

PART II

ITEM 8A(T).	CONTROLS AND PROCEDURES

i

EXPLANATORY NOTE

This Amendment No. 2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 is being filed solely to amend ITEM 8A(T). CONTROLS AND PROCEDURES to indicate that the Company’s disclosure controls and procedures are effective.  Except with respect to such change, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original Form 10-KSB filing, as amended by Amendment No. 1.  Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original Form
10-KSB filing.  The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2007, our management, including the Interim Chief Executive Officer and the Interim Chief Financial Officer, evaluated our disclosure controls and procedures.   Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated our internal controls over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

It should be noted that during the weekend of September 15 and 16, 2007, MediaDefender experienced an unlawful online security breach by hackers, which resulted in approximately 6,000 e-mails, as well as access to other confidential information and data, for the period from mid-December 2006 through September 10, 2007 being stolen and posted at numerous web sites on the Internet.  These e-mails contained confidential information and communications covering a wide variety of internal issues, including personal data, customer data and pricing information, and other sensitive information.  This matter has been referred to the appropriate federal, state and local law enforcement organizations and an investigation is ongoing.  An internal investigation of this matter is continuing and as a result of this review, the Company has revised various procedures and policies and enhanced its online and Internet security protocols.  This breach of MediaDefender’s email system did not cross over to the Company’s systems and financial records due to the internal controls and procedures the Company had in place at that time.

This Annual Report on Form 10-KSB/A does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2008	ARTISTdirect, Inc.

	By:	/s/ Dimitri Villard
Dimitri Villard
Interim Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2008	By:	/s/ Rene Rousselet
Rene Rousselet
Corporate Controller (Principal Financial Officer)