Form 10KSB/A
period 2007-12-31
ARTISTDIRECT INC
filed 2008-06-06
CIK 1095079

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

ARTISTDIRECT, INC.

TABLE OF CONTENTS

PART II

- Certification of Interim Chief Executive Officer

- Certification of Principal Accounting Officer

- Certification of Interim Chief Executive Officer under Section 906 of The Sarbanes-Oxley Act of 2002

- Certification of Principal Accounting Officer under Section 906 of The Sarbanes-Oxley Act of 2002

i

EXPLANATORY NOTE

This Amendment No. 3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 is being filed solely to amend ITEM 8A(T). CONTROLS AND PROCEDURES to indicate that the Company’s disclosure controls and procedures are effective and to include officers’ certifications.  Except with respect to such changes, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original Form 10-KSB filing, as amended by Amendments No. 1 and No. 2. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original Form 10-KSB filing.  The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

ARTISTdirect, Inc.
(Registrant)

Date: June 6, 2008	By:	/s/ Dimitri Villard
Dimitri Villard
Interim Chief Executive Officer (Principal Executive Officer)

Date: June 6, 2008	By:	/s/ Rene Rousselet
Rene Rousselet
Corporate Controller (Principal Financial Officer)