Form 10-Q
period 2008-06-30
ARTISTDIRECT INC
filed 2008-08-13
CIK 1095079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of July 31, 2008, the Company had 10,344,666 shares of common stock, par value $0.01 per share, issued and outstanding.

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

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except for share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,445	$4,268
Restricted cash	266	280
Accounts receivable, net of allowance for doubtful accounts of $409 at June 30, 2008 and $418 at December 31, 2007	4,126	8,168
Income taxes refundable	887	1,147
Prepaid expenses and other current assets	460	351
Total current assets	9,184	14,214

Property and equipment	4,676	4,452
Less accumulated depreciation and amortization	(3,166)	(2,614)
Property and equipment, net	1,510	1,838

Other assets:
Intangible assets:
Customer relationships, net	63	440
Proprietary technology, net	211	1,478
Non-competition agreements, net	284	416
Goodwill	5,500	31,085
Total intangible assets, net	6,058	33,419
Deferred financing costs, net	816	1,243
Deposits	20	20
Total other assets	6,894	34,682
	$17,588	$50,734

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(amounts in thousands, except for share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$893	$1,539
Accrued expenses	1,076	1,885
Accrued interest payable	5,121	3,352
Deferred revenue	230	230
Income taxes payable	200	200
Liquidated damages payable under registration rights agreements, net of payments	1,972	2,382
Warrant liability	64	164
Derivative liability	25	313
Senior secured notes payable, net of discount of $406 at June 30, 2008 and $651 at December 31, 2007 (in default)	12,588	12,656
Subordinated convertible notes payable, net of discount of $2,583 at June 30, 2008 and $3,892 at December 31, 2007 (in default)	25,075	23,766
Total current liabilities	47,244	46,487

Long-term liabilities:
Deferred rent	173	186
Financing agreements	—	19
Total long-term liabilities	173	205

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock, $0.01 par value - Authorized - 60,000,000 shares
Issued and outstanding - 10,344,666 shares at June 30, 2008 and 10,338,896 shares at December 31, 2007	103	103
Additional paid-in-capital	236,212	235,407
Accumulated deficit	(266,144)	(231,468)
Total stockholders’ equity (deficiency)	(29,829)	4,042
	$17,588	$50,734

See accompanying notes to condensed consolidated financial statements.

ARTIST direct, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net revenue:
E-commerce	$92	$509	$198	$1,003
Media	1,082	2,054	2,287	3,165
Anti-piracy and file-sharing marketing services	1,546	4,030	4,436	7,871
Total net revenue	2,720	6,593	6,921	12,039
Cost of revenue:
E-commerce	85	515	185	1,025
Media	705	993	1,384	1,593
Anti-piracy and file-sharing marketing services	2,315	2,309	4,775	4,514
Total cost of revenue	3,105	3,817	6,344	7,132
Gross profit (loss)	(385)	2,776	577	4,907
Operating expenses:
Sales and marketing	506	508	971	886
General and administrative, including stock-based compensation of $108 and $533 for the three months ended June 30, 2008 and 2007, respectively, and $805 and $988 for the six months ended June 30, 2008 and 2007, respectively	1,311	2,957	4,416	5,508
Development and engineering	117	196	234	313
Goodwill impairment	25,585	—	25,585	—
Write-off of fixed assets	—	97	—	97
Total operating costs	27,519	3,758	31,206	6,804
Loss from operations	(27,904)	(982)	(30,629)	(1,897)
Other income (expense):
Interest income	12	45	42	101
Interest expense	(2,190)	(2,068)	(4,310)	(3,928)
Loss on foreign currency transactions	—	(8)	—	(14)
Other income	225	—	270	—
Reduction in liquidated damages payable under registration rights agreements	—	719	—	719
Change in fair value of warrant liability	35	(95)	100	1,131
Change in fair value of derivative liability	117	(887)	288	4,354
Amortization of deferred financing costs	(209)	(210)	(419)	(417)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	—	—	(26)	—
Income (loss) before income taxes	(29,914)	(3,486)	(34,684)	49
Provision for (benefit from) income taxes	2	—	(8)	—
Net income (loss)	$(29,916)	$(3,486)	$(34,676)	$49

Net income (loss) per common share:
Basic	$(2.89)	$(0.34)	$(3.35)	$0.00
Diluted	$(2.89)	$(0.34)	$(3.35)	$0.00

Weighted average common shares outstanding:
Basic	10,344,666	10,194,214	10,344,666	28,040,266
Diluted	10,344,666	10,194,214	10,344,666	30,151,568

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (Unaudited)

(amounts in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balance at January 1, 2008	10,338,896	$103	$235,407	$(231,468)	$4,042
Stock-based compensation	—	—	786	—	786
Common stock issued for consulting services	5,770	—	19	—	19
Net loss	—	—	—	(34,676)	(34,676)
Balance at June 30, 2008	10,344,666	$103	$236,212	$(266,144)	$(29,829)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(34,676)	$49
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,283	4,218
Provision for doubtful accounts	(9)	10
Stock-based compensation	805	988
Goodwill impairment	25,585	—
Change in fair value of warrant liability	(100)	(1,131)
Change in fair value of derivative liability	(288)	(4,354)
Reduction in liquidated damages payable under registration rights agreements	—	(719)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	26	—
Write-off of fixed assets	—	97
Sub-total	(4,374)	(842)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	4,051	369
Finished goods inventory	—	36
Prepaid expenses and other current assets	(109)	(351)
Income taxes refundable	260	(330)
Increase (decrease) in -
Accounts payable	(646)	(213)
Accrued expenses	(809)	384
Accrued interest payable	1,769	1,625
Deferred revenue	—	423
Deferred rent	(13)	(6)
Income taxes payable	—	(348)
Financing agreements	(19)	(17)
Liquidated damages payable under registration rights agreements	(410)	(500)
Net cash provided by (used in) operating activities	(300)	230

Cash flows from investing activities:
Purchases of property and equipment	(224)	(241)
Net cash used in investing activities	(224)	(241)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	17
Principal payments on senior secured notes payable	(313)	—
Decrease in restricted cash	14	87
Net cash provided by (used in) financing activities	(299)	104

Cash and cash equivalents:
Net increase (decrease)	(823)	93
Balance at beginning of period	4,268	5,602
Balance at end of period	$3,445	$5,695

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(amounts in thousands)

	Six Months Ended June 30,
	2008	2007

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$915	$757
Income taxes	$2	$678

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months and Six Months Ended June 30, 2008 and 2007

1.  ORGANIZATION AND BUSINESS ACTIVITIES

ARTISTdirect, Inc., a Delaware corporation, is a digital media entertainment company that, through its ARTISTdirect Internet Group, Inc. subsidiary, conducts its media and e-commerce business operations through an online music network and, through its MediaDefender, Inc. subsidiary, is a provider of anti-piracy solutions in the internet-piracy-protection (“IPP”) industry.  The ARTISTdirect Network consists of the Company’s website  (www.artistdirect.com) and a network of related music and entertainment websites appealing to music fans, artists and marketing partners that offers multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce, and digital music services.  The Company is headquartered in Santa Monica, California.  Unless the context indicates otherwise, ARTISTdirect, Inc. and its subsidiaries are referred to herein as the “Company”.

Going Concern:

As a result of communications with the Staff of the Securities and Exchange Commission in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate certain previously issued financial statements.

As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness.  In addition to this initial default, the Company has since entered into other events of default which continue to be in effect as of June 30, 2008.  During 2007 and 2008, the Company entered into a series of forbearance agreements with the investors in the senior notes with respect to these defaults.

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.  Notwithstanding such developments, the Company would have been out of compliance with certain of its financial covenants at December 31, 2007 and subsequently.

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

In addition, as a result of a significant deterioration in MediaDefender’s business operations and prospects during the latter part of June 2008, including less than anticipated revenues in 2008 from MediaDefender’s new advertising initiatives and a significant further erosion of demand for MediaDefender’s core internet anti-piracy services by the entertainment industry, the Company’s operations and cash flows have been materially and negatively impacted. Accordingly, at June 30, 2008, the Company recorded a non-cash charge to operations to reflect the impairment of MediaDefender goodwill of $25,585,000, based on the Company’s conclusion that the current carrying value of the MediaDefender segment goodwill of $31,085,000 was substantially and permanently impaired at June 30, 2008.

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

Interim Financial Information:

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2008, the results of operations for the three months and six months ended June 30, 2008 and 2007, and the cash flows for the six months ended June 30, 2008 and 2007.  The condensed consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as amended, as filed with the Securities and Exchange Commission.

The Company’s results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

The calculation of diluted weighted average common shares outstanding for the six months ended June 30, 2007 is based on the average of the closing price of the Company’s common stock during such period.  The calculation of diluted loss per share for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 excluded the effect from the conversion of subordinated convertible notes payable and the exercise of stock options and senior and sub-debt warrants since their effect would have been anti-dilutive.  The calculation of diluted income per share for the six months ended June 30, 2007 excluded the effect from the conversion of subordinated convertible notes payable and the exercise of stock options and warrants aggregating approximately 1,200,856 shares and 433,333 shares of common stock, respectively, since their effect would have been anti-dilutive.

Issued but unvested shares of common stock are excluded from the calculation of basic earnings per share, but are included in the calculation of diluted earnings per share, to the extent that they are not anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share for each period presented is as follows (amounts in thousands, except for share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Numerator:
Net income (loss), as reported	$(29,916)	$(3,486)	$(34,676)	$49

Allocation of net income (loss):
Basic:
Net income (loss) applicable to common stockholders	$(29,916)	$(3,486)	$(34,676)	$18
Net income (loss) applicable to subordinated convertible notes payable	—	—	—	31

Net income (loss)	$(29,916)	$(3,486)	$(34,676)	$49

Diluted:
Net income (loss) applicable to common stockholders	$(29,916)	$(3,486)	$(34,676)	$20
Net income (loss) applicable to subordinated convertible notes payable	—	—	—	29

Net income (loss)	$(29,916)	$(3,486)	$(34,676)	$49

Denominator:
Weighted average shares of common stock outstanding	10,344,666	10,194,214	10,344,666	10,196,214
Weighted average shares of common stock attributable to subordinated convertible notes payable	—	—	—	17,844,052
Weighted average shares of common stock used in calculating basic net income (loss) per common share	10,344,666	10,194,214	10,344,666	28,040,266
Weighted average shares of common stock issuable upon exercise of outstanding stock options, based on the treasury stock method	—	—	—	1,309,100
Weighted average shares of common stock issuable upon exercise of subordinated convertible notes payable warrants, based on the treasury stock method	—	—	—	802,202
Weighted average shares of common stock used in computing diluted net income (loss) per common share	10,344,666	10,194,214	10,344,666	30,151,568

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Calculation of net income (loss) per common share:
Basic:
Net income (loss) applicable to common stockholders	$(29,916)	$(3,486)	$(34,676)	$49

Weighted average shares of common stock used in calculating basic net income (loss) per common share, including 17,844,052 participatory subordinated convertible notes payable shares	10,344,666	10,194,214	10,344,666	28,040,266
Net income (loss) per common share applicable to common stockholders:	$(2.89)	$(0.34)	$(3.35)	$0.00

Diluted:
Net income (loss) applicable to common stockholders	$(29,916)	$(3,486)	$(34,676)	$49

Weighted average shares of common stock used in calculating diluted net income (loss) per common share	10,344,666	10,194,214	10,344,666	30,151,568

Net income (loss) per common share applicable to common stockholders	$(2.89)	$(0.34)	$(3.35)	$0.00

Stock-Based Compensation:

The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

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

EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, an asset or a liability.  When the ability to physically or net-share settle a conversion option or the exercise of freestanding options or warrants is deemed to be not within the control of the Company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative liability.  Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.

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

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination concluded after December 31, 2008.

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

3.  ACQUISITION OF MEDIADEFENDER, INC.

On July 28, 2005, the Company consummated the acquisition of MediaDefender, Inc., a privately-held Delaware corporation (“MediaDefender”), which is a provider of anti-piracy solutions in the internet-piracy-protection (“IPP”) industry.  The stockholders of MediaDefender received aggregate consideration of $42,500,000 in cash, subject to certain holdbacks and adjustments described in the Merger Agreement.  In order to fund the acquisition of MediaDefender, the Company completed a $15,000,000 senior secured debt transaction and a $30,000,000 convertible subordinated debt transaction, as described at Note 4.

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

The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.0% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity.  The interest rate increases to 12.0% per annum during any period in which the Company is in default of its obligations under the Sub-Debt Note.  Commencing September 30, 2006, interest was payable quarterly in cash or shares of common stock, at the option of the Company.  Each Sub-Debt Note had an initial conversion price of $1.55 per share, and was subject to certain anti-dilution, reset and change-of-control provisions.  In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met.

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

The financing documents governing the terms and conditions of the senior and subordinated indebtedness required the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder.  A resale registration statement on Form SB-2, as amended, was declared effective by the SEC on December 9, 2005.  The Company subsequently filed Post-Effective Amendment No. 1 to the registration statement on Form SB-2, which was declared effective by the SEC on May 1, 2006, Post-Effective Amendment No. 2 to the registration statement on Form SB-2, which was declared effective by the SEC on July 6, 2007, and Post-Effective Amendment No. 5 to its registration statement on Form S-1, which was declared effective on June 6, 2008.  As a result of the determination to restate previously issued financial statements (see Note 1), the Form SB-2 was not available for use by the holders between December 21, 2006 and July 6, 2007.

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

In accordance with EITF 00-19-2, which the Company adopted as of December 31, 2006, and SFAS No. 5, the Company accrued seven months liquidated damages (through mid-August 2007) under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006, which was reduced by $395,000 as a result of the Company’s registration statement being declared effective on July 6, 2007, which was earlier than originally estimated, and by an aggregate of $1,000,000 of advance payments made to the holders of the Senior Financing during the year ended December 31, 2007 for liquidated damages under the registration rights agreement.  Accordingly, liquidated damages payable under registration rights agreements were $2,382,000 at December 31, 2007.  During the six months ended June 30, 2008, the Company made a further payment to the holders of the Senior Financing with respect to liquidated damages under the registration rights agreement of $410,000, thus reducing liquidated damages payable to $1,972,000 at June 30, 2008.   Liquidated damages payable are presented as a current liability in the Company’s balance sheet.  The Company believes that the amount of the liquidated damages accrued reflects the undiscounted maximum potential amount of liquidated damages payable to the holders of the Senior Financing and the Sub-Debt Financing since the underlying shares became generally available for resale under an effective registration statement on July 6, 2007.

A summary of the registration penalty accrual at June 30, 2008 and  December 31, 2007 is presented below.

	June 30, 2008	December 31, 2007

Senior secured notes payable	$—	$410,000
Subordinated convertible notes payable	1,972,000	1,972,000
Total registration penalty accrual	$1,972,000	$2,382,000

As of June 30, 2008 and December 31, 2007, approximately $12,994,000 and $13,307,000 principal amount was outstanding with respect to the Senior Financing, respectively, and approximately $27,658,000 principal amount was outstanding with respect to the Sub-Debt Financing.  In addition, at June 30, 2008, approximately $129,000 and $4,992,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively.  At December 31, 2007, approximately $146,000 and $3,206,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively.  Through June 30, 2008, the Company had made payments with respect to the registration delay penalties to the holders of the Senior Notes aggregating $1,410,000, of which $1,000,000 was paid during 2007.  Through June 30, 2008, the Company had not made any payments with respect to the registration delay penalties to the holders of the Sub-Debt Notes.  As a result of the registration failure, the failure to pay certain of the registration delay penalties, and the various financial covenant and other breaches of the terms of the Senior Financing and the Sub-Debt Financing, multiple events of default exist under the Senior Financing and the Sub-Debt Financing.  The terms of the Subordination Agreement among the Company and the creditor parties thereto (the “Subordination Agreement”) prevent the Company from making any cash payments to the Sub-Debt Note holders until the events of default under the Senior Financing are either cured or waived.  Furthermore, upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may only demand redemption of all or any portion of their respective notes under certain circumstances as described in the Subordination Agreement. The Company does not have the capital resources necessary to cure the existing events of default, or to repay any accelerated indebtedness or redemption or penalty amounts.

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

A summary of accrued interest payable at June 30, 2008 and December 31, 2007 is presented below.

	June 30, 2008	December 31, 2007

Senior secured notes payable	$129,000	$67,000
Subordinated convertible notes payable	4,689,000	3,034,000
Liquidated damages payable with respect to:
Senior secured notes payable	—-	79,000
Subordinated convertible notes payable	303,000	172,000
Total accrued interest payable	$5,121,000	$3,352,000

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

As a result of the requirement to restate certain previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.  Notwithstanding such developments, the Company would have been out of compliance with certain of its financial covenants at December 31, 2007 and subsequently.

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

The valuation model used the following assumptions for the original valuation and for each succeeding quarterly valuation:

	2005			2006				2007				2008
Embedded derivatives	7/28	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30
Initial fair value of common stock ($)	1.43	—	—	—	—	—	—	—	—	—	—	—	—
Fair value of common stock at each subsequent reporting period end	—	2.50	3.30	4.50	3.50	3.25	2.35	1.90	2.00	1.80	0.38	0.38	0.27
Conversion price ($)	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.55
Terminal time period in months	48	46	43	40	37	34	31	28	25	22	19	16	13
Expected return	4.04%	4.18%	4.35%	4.82%	5.10%	4.59%	4.69%	4.58%	4.87%	3.97%	3.05%	1.62%	2.35%
Initial volatility factor	55%	—	—	—	—	—	—	—	—	—	—	—	—
Volatility factor for each subsequent reporting period	—	54%	59%	56%	63%	63%	53%	60%	56%	63%	73%	67%	74%
Triggering events to forced conversion:
Event 1 - stock price equal or above ($)	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32
Event 2 - daily share trading volume equal or above (in thousands)	200	200	200	200	200	200	200	200	200	200	200	200	200
Lack of liquidity discount for the limitation on conversion	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%

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

	2005			2006				2007				2008
Warrant liability	7/28	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30
Initial fair value of common stock ($)	1.43	—	—	—	—	—	—	—	—	—	—	—	—
Fair value of common stock at each subsequent reporting period end ($)	—	2.50	3.30	4.50	3.50	3.25	2.35	1.90	2.00	1.80	0.38	0.38	0.27
Exercise price:
Senior warrants ($)	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00
Sub-debt warrants ($)	1.55	1.55	1.55	1.55	1.43	1.43	1.43	1.43	1.43	1.43	1.43	1.43	1.43
Libra warrant ($)	2.00	2.00	2.00	2.00	—	—	—	—	—	—	—	—	—
Time period in months:
Senior warrants	60	58	55	52	49	46	43	40	37	34	31	28	25
Sub-debt warrants	60	58	55	52	49	46	43	40	37	34	31	28	25
Libra warrant	84	82	79	76	—	—	—	—	—	—	—	—	—
Expected return %	4.04	4.18	4.35	4.82	5.10	4.59	4.69	4.58	4.89	4.03	3.45	1.62	2.35
Initial volatility factor	55%	—	—	—	—	—	—	—	—	—	—	—	—
Volatility factor for each subsequent reporting period	—	54%	59%	56%	63%	63%	53%	60%	56%	63%	73%	67%	74%

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

The warrant liability and the derivative liability, as described above, are the only financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis.  The following table presents the warrant liability and the derivative liability at their level within the fair value hierarchy during the three months and six months ended June 30, 2008, as well as a reconciliation of the changes to the beginning and ending balances of such financial instruments during such period.

	Fair Value
	Level 1	Level 2	Level 3	Total
Warrant liability:
Balance, December 31, 2007	$—	$164,000	$—	$164,000
Change in fair value – gain	—	(65,000)	—	(65,000)
Balance, March 31, 2008	—	99,000	—	99,000
Change in fair value - gain	—	(35,000)	—	(35,000)
Balance, June 30, 2008	$—	$64,000	$—	$64,000

Derivative liability:
Balance, December 31, 2007	$—	$313,000	$—	$313,000
Change in fair value – gain	—	(171,000)	—	(171,000)
Balance, March 31, 2008	—	142,000	—	142,000
Change in fair value – gain	—	(117,000)	—	(117,000)
Balance, June 30, 2008	$—	$25,000		$25,000

6.  GOODWILL

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

During the three months ended September 30, 2007, the Company performed its second annual impairment test with respect to the goodwill recognized in conjunction with the acquisition of MediaDefender and determined that there was no indication of impairment.  Due to the reduced sales activity and lower operating margins in the Company’s anti-piracy business for 2007 and internal projections for 2008, the Company reviewed the impairment calculations at December 31, 2007 and noted that while the test thresholds were narrower, an impairment adjustment was still not required.  The Company’s further review of the impairment calculations at March 31, 2008 was consistent with the Company’s observations and conclusions at December 31, 2007, which allowed for a further decline in revenues in 2008.

On July 7, 2008, as a result of developments during the latter part of June 2008 with respect to the business of MediaDefender, the Company concluded that the current carrying value of the MediaDefender segment goodwill of $31,085,000 was substantially and permanently impaired at June 30, 2008.

Management reached this conclusion based on various factors, including less than anticipated revenues in 2008 from MediaDefender’s new advertising initiatives and a significant further erosion of demand for MediaDefender’s core internet anti-piracy services by the entertainment industry.  In particular, the Company was advised by one of MediaDefender’s larger customers, which represented approximately 18% of MediaDefender’s revenues for the year ended December 31, 2007, that it intends to substantially curtail its use of MediaDefender’s anti-piracy services subsequent to the expiration of its current contract with MediaDefender on June 30, 2008.

Based on these recent developments, the Company revised MediaDefender’s financial projections for the remainder of 2008 and beyond, as a result of which the Company recorded a non-cash charge to operations to reflect the impairment of MediaDefender goodwill at June 30, 2008 of $25,585,000. The calculation of the goodwill impairment charge at June 30, 2008 was based on various estimates, assumptions and pending issues, as a result of which the Company may further revise its calculation of the impairment of the MediaDefender goodwill at September 30, 2008, December 31, 2008 and subsequently.  Management expects that MediaDefender’s anti-piracy revenues will continue to decline during the remainder of 2008.

7.  RELATED PARTY TRANSACTIONS

On January 12, 2007, the Company entered into a consulting agreement with Eric Pulier, a director of the Company, through WNT Consulting Group, a California limited liability company wholly-owned by Mr. Pulier (“WNT”).  During the term of the consulting agreement, which commenced January 12, 2007 and continues in effect until any party provides ten days prior written notice to the other parties of its intention to terminate, Mr. Pulier will provide non-exclusive consulting and advisory services to the Company outside of the ordinary course of his services as a member of the Board of Directors.  In consideration, Mr. Pulier (through WNT) is entitled to receive hourly compensation at the rate of $500 per hour.  Any consulting request made by the Company must be approved in advance by all parties prior to commencement of services.  The new consulting agreement was approved by the Compensation Committee of the Company’s Board of Directors.  During the three months and six months ended June 30, 2008 and 2007, Mr. Pulier (through WNT) did not earn any fees under the new consulting agreement.

During the three months ended June 30, 2008 and 2007, the Company incurred legal fees of $13,000 and $4,000, respectively, and during the six months ended June 30, 2008 and 2007, the Company incurred legal fees of $15,000 and $4,000, respectively, to Davis Shapiro Lewit & Hayes, LLP, a law firm in which Fred Davis, a director of the Company, is a partner.

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

See Notes 3, 4, 8 and 9 for information with respect to additional related party transactions.

8.  EQUITY-BASED TRANSACTIONS

2006 Equity Incentive Plan:

During the three months and six months ended June 30, 2008 and 2007, the Company issued shares of common stock and stock options pursuant to consulting agreements described at Note 9.  The Company also issued stock options as described below.

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

Effective February 2, 2007, the Company issued to its Vice President of Worldwide Sales, a stock option to purchase 300,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant.  Options with respect to 175,000 shares are scheduled to vest in seven equal quarterly installments on June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, and options with respect to 125,000 shares will vest on the achievement of performance targets to be mutually determined by the parties.  The fair value of the time-vested portion of this stock option, determined pursuant to the Black-Scholes option-pricing model, was $208,000, of which $30,000 and $22,000 was charged to operations during the three months ended June 30, 2008 and 2007, respectively, and $60,000 and $30,000 was charged to operations during the six months ended June 30, 2008 and 2007, respectively.

The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the aforementioned options were as follows:

Stock price on date of grant	$1.50
Risk-free interest rate	4.88%
Volatility	1.065%
Dividend yield	0%
Weighted average expected life (years)	5
Weighted average fair value of option	$1.19

A summary of stock option activity under the 2006 Equity Incentive Plan during the six months ended June 30, 2008 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2007	601,551	$1.96
Granted	—
Exercised	—
Canceled/Expired	—
Options outstanding at June 30, 2008	601,551	$1.96
Options exercisable at June 30, 2008	426,551	$2.15

The intrinsic value of exercisable but unexercised in-the-money options at June 30, 2008 was $0.

1999 Employee Stock Option Plan:

A summary of stock option activity under the 1999 Employee Stock Option Plan during the six months ended June 30, 2008 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2007	818,077	$2.81
Granted	—
Exercised	—
Canceled/Expired	—
Options outstanding at June 30, 2008	818,077	$2.81
Options exercisable at June 30, 2008	751,410	$2.79

The intrinsic value of exercisable but unexercised in-the-money options at June 30, 2008 was $0.  The intrinsic value of options exercised during the six months ended June 30, 2007 was $25,000.

During the three months ended June 30, 2008 and 2007, the Company recorded $0 and $387,000, respectively, and during the six months ended June 30 2008, the Company recorded $727,000 and $786,000, respectively, as a charge to operations to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R.

As of June 30, 2008, unrecognized compensation cost related to all unvested stock options will be charged to operations as follows (amounts are in thousands):

Years Ending December 31,
2008 (six months)	$216
2009	26
Total	$242

9.  COMMITMENTS AND CONTINGENCIES

Employment Agreements:

In connection with the acquisition of MediaDefender (see Note 3), the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves defined operating earnings in fiscal 2007 and 2008, respectively.  The fiscal 2007 bonus aggregating $700,000 was accrued ratably during 2007 and was paid in March 2008.  During the three months ended March 31, 2008, the Company recorded a charge to general and administrative expense and an accrued liability of $175,000 with respect to the pro rata portion of the 2008 bonus, which was reversed during the three months ended June 30, 2008.

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

Pursuant to an Amended and Restated Services Agreement dated as of March 6, 2008 (the “Services Agreement”) between the Company and Mr. Diamond, Mr. Diamond’s employment as Chief Executive Officer was ended and he was elected as the Company’s Chairman of the Board of Directors (the “Chairman”) effective March 6, 2008.  Under the Services Agreement, in consideration of Mr. Diamond’s waiver of his rights contained in the Employment Agreement dated as of July 28, 2005 (the “Prior Agreement”), the execution by Mr. Diamond of a general release in favor of the Company and its affiliates, and his agreement to serve as Chairman, the Company agreed to (a) pay Mr. Diamond a severance payment of $350,000 payable in semi-monthly installments for a period of six months, (b) accelerate the vesting of Mr. Diamond’s “Time Vesting” options, (c) accelerate the vesting of Mr. Diamond’s options granted in 2004 to purchase 259,659 shares (the “2004 Options”), (d) extend to February 5, 2011 the exercisability of the Time Vesting Options and to March 29, 2011 for the 2004 Options, and (e) pay Mr. Diamond his accrued base salary through February 29, 2008 and 40 days of accrued vacation time.  The severance payment was recorded as a charge to operations during the three months ended March 31, 2008 and the six months ended June 30, 2008.  The Company also recorded stock-based compensation costs of $571,000 during the three months ended March 31, 2008 and the six months ended June 30, 2008 with respect to this settlement.

Future base payments under these employment agreements and arrangements as of June 30, 2008 are as follows (amounts are in thousands):

Years Ending December 31,

2008 (six months)	$609
2009	33
$642

Consulting Agreements:

On October 1, 2006, the Company entered into a one-year non-exclusive consulting agreement with an entity for business development consulting services.  The consulting agreement provided for a base monthly fee of $7,500, certain performance-related bonuses, and stock options to acquire 5,000 shares of common stock on the last day of each month of the term of the consulting agreement through September 30, 2007.  Accordingly, during the three months and six months ended June 30, 2007, the Company issued options to acquire 15,000 shares and 30,000 shares of common stock, respectively, pursuant to the Company’s 2006 Equity Incentive Plan, exercisable through November 30, 2011, at prices ranging from $1.55 to $2.20 per share, the market price on the date of each grant.  The options were fully vested when issued.  The aggregate fair value of the options, calculated pursuant to the Black-Scholes option-pricing model, for the three months and six months ended June 30, 2007, were $24,000 and $46,000, respectively, and were charged to operations. The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the options were as follows:

Stock price on date of grant	$1.55 - $ 2.20
Risk-free interest rate	4.84 – 4.93%
Volatility	105.8 – 111.6%
Dividend yield	0%
Weighted average expected life (years)	4.65 – 4.85
Weighted average fair value of option	$1.22 - $1.74

On October 9, 2006, the Company entered into an eighteen-month non-exclusive consulting agreement with Wood River Ventures, LLC and Jonathan Dolgen for consulting and advisory services with respect to the business and operations of the Company.  The consulting agreement provided for an aggregate cash fee of $187,500, payable quarterly in six installments of $31,250, and a stock award valued at $112,500, consisting of 34,615 shares of common stock based on the Company’s closing stock price on October 10, 2006 of $3.25 per share to be issued under the Company’s 2006 Equity Incentive Plan.  The shares vested pro rata over the eighteen-month period of the consulting agreement, beginning on October 10, 2006 and thereafter monthly on the first day of each month of the term of the consulting agreement through March 2008.  In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the shares granted under this consulting agreement were valued each month based on the closing market price on the first day of each month to determine the amount to be recorded as a charge to operations over the eighteen-month term of the consulting agreement.  Accordingly, during the three months ended June 30, 2007, the Company issued 5,769 shares of common stock under this consulting agreement with a fair value of $19,000, and during the six months ended June 30, 2008 and 2007, the Company issued 5,769 shares and 11,538 shares of common stock, respectively, under this consulting agreement, with a fair value of $19,000 and $38,000, respectively, which were charged to operations.

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

Future cash payments under such operating lease as of June 30, 2008 are as follows (amounts are in thousands):

Years Ending December 31,
2008 (six months)	$236
2009	485
2010	499
2011	471
$1,691

Legal Matters:

The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business.  The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

As a result of the restatement of the Company’s financial statements and other events described elsewhere in this document and in the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2007, the Company has triggered various events of default under its senior debt and subordinated debt financing documents.  The Company could be subject to future claims under such financing documents.

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

Most of the Company’s outstanding options and warrants were issued to employees, officers and directors in compensatory transactions accounted for under SFAS No. 123R.  Of the 3,739,272 options and warrants outstanding at June 30, 2008, 3,321,085 were issued to employees, officers and directors.  The Company believes that potential impact pursuant to EITF 00-19-2 of the remaining 418,187 options and warrants issued to consultants, advisors and others is not material to the consolidated financial statements.  With respect to the 418,187 options and warrants, 222,000 are exercisable at $0.50 per share and the remaining 196,187 are exercisable at prices ranging from $1.00 per share to $7.50 per share; all such exercise prices are in excess of the current market value of the Company’s common stock.

The Company currently has 60,000,000 shares of common stock authorized, of which 10,344,666 shares of common stock were issued at June 30, 2008, resulting in 49,655,334 unissued shares at such date.  If all of the Company’s equity-based instruments were converted or exercised into shares of common stock in accordance with their respective original terms, without regard to whether such instruments have vested or are in-the-money, approximately 28,000,000 additional shares would be issued, resulting in a total of approximately 38,000,000 shares of common stock issued and outstanding.  Accordingly, this calculation results in approximately 22,000,000 shares of common stock available for issuance, in excess of all equity commitments that the Company currently has outstanding.

The Company has approximately $27,658,000 of Sub-Debt Notes outstanding at June 30, 2008, which are convertible into common stock at $1.55 per share and which represent the single largest component of such potential dilution (approximately 17,850,000 shares).  However, the financing agreements contain provisions that expressly prohibit the Company from issuing shares to a Sub-Debt Note holder if after the conversion, such Sub-Debt Note holder would exceed the respective limit called for in their Sub-Debt Note, either 4.99% or 9.99% of the Company’s outstanding common shares, thus the Company believes that it is very unlikely that all of the 17,850,000 shares issuable to the holders of the Sub-Debt Notes would be issued at one time or even in a short period of time.

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

The Company reported a provison for income taxes of $2,000 for the three months ended June 30, 2008, and a benefit from income taxes of $8,000 for the six months ended June 30, 2008.  As a result of the net loss reported for the three months ended March 31, 2007, the Company did not record any provision for income taxes for the three months and six months ended June 30, 2007.

At December 31, 2007, the Company had net operating loss carryforwards of approximately $112,000,000 for Federal income tax purposes expiring beginning in 2019 and California state net operating loss carryforwards of approximately $118,000,000 expiring beginning in 2009.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets (primarily net operating loss carryforwards) is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible.  As of June 30, 2008 and December 31, 2007, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  A tax benefit from an uncertain tax position may only be recognized if it “more likely than not” that the position will be sustained on examination by the taxing authorities, based on its technical merits of the position.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and requires increased disclosures.  As of June 30, 2008 and December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

As of June 30, 2008, the Company’s 2005 and 2006 U.S. federal income tax returns were undergoing examination by the Internal Revenue Service.  The Internal Revenue Service has proposed various adjustments to the Company’s 2005 and 2006 taxable income.  Estimated taxes and interest relating to such adjustments have been accrued as income taxes payable in the Company’s financial statements at June 30, 2008 and December 31, 2007.  As the Internal Revenue Service has not completed its examination of the Company’s income tax returns, the Company is currently unable to predict the ultimate resolution of this matter.

11.  CONCENTRATIONS AND SEGMENT INFORMATION

During the three months and six months ended June 30, 2008 and 2007, the Company’s operations consisted of three reportable segments:  e-commerce, media, and anti-piracy and file-sharing services.

Concentrations:

During the three months and six months ended June 30, 2008, e-commerce revenues were generated from individual online sales of CD’s and DVD’s shipped directly to the consumer from a third party fulfillment company.  During the three months and six months ended June 30, 2007, approximately 64% and 61%, respectively, of e-commerce revenues were generated from the products related to a single merchandising entity.  The Company restructured its relationship with this merchandising entity effective August 31, 2007 to eliminate merchandise sales and focus on music sales, which, as expected, has had a significant negative impact on e-commerce revenues, although it has had a limited impact on operating margins.

During the three months and six months ended June 30, 2008 and 2007, the Company’s media revenues were generated by two outside sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s website and through affiliated websites, as well as by in-house sales personnel.  During the three months June 30, 2008, approximately 24% of media revenues were generated from two customers, with one customer accounting for 14% and a second customer accounting for 10%.  During the six months ended June 30, 2008, no customer accounted for 10% or more of media revenues.  During the three months and six months ended June 30, 2007, one customer accounted for approximately 20% and 13% of media revenues, respectively.

During the three months ended June 30, 2008, approximately 66% of MediaDefender’s net revenues were generated by five customers, with one customer accounting for 42%, a second customer accounting for 27%, a third customer accounting for 21%, a fourth customer accounting for 10%, and a fifth customer was a negative 34% as a result of a credit issued to settle disputed charges.  During the three months ended June 30, 2007, approximately 66% of MediaDefender’s net revenues were generated by four customers, with one customer accounting for 21%, a second customer accounting for 17%, a third customer accounting for 15%, and a fourth customer accounting for 13%.

During the six months ended June 30, 2008, approximately 62% of MediaDefender’s net revenues were generated by three customers, with one customer accounting for 30%, a second customer accounting for 20%, and a third customer accounting for 12%.  During the six months ended June 30, 2007, approximately 38% of MediaDefender’s net revenues were generated by two customers, with one customer accounting for 21% and a second customer accounting for 17%.

At June 30, 2008, the amounts due from these  customers were approximately $821,000, which were included in accounts receivable.

During the three months ended June 30, 2008, MediaDefender purchased approximately 90% of its bandwidth from four suppliers.  During the three months ended June 30, 2007, MediaDefender purchased approximately 82% of its bandwidth from four suppliers.

During the six months ended June 30, 2008, MediaDefender purchased approximately 89% of its bandwidth from four suppliers.  During the six months ended June 30, 2007, MediaDefender purchased approximately 75% of its bandwidth from five suppliers.

At June 30, 2008, amounts payable to these suppliers aggregated approximately $245,000.  Although there are other suppliers of bandwidth, a change in suppliers could cause delays, which could adversely affect operations in the short-term.

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months and six months ended June 30, 2008 and 2007.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$92	$509	$198	$1,003
Media	1,082	2,054	2,287	3,165
Anti-piracy and file-sharing marketing services	1,546	4,030	4,436	7,871
	$2,720	$6,593	$6,921	$12,039
Adjusted EBITDA:
E-commerce	$(19)	$(53)	$(38)	$(123)
Media	92	749	351	1,077
Anti-piracy and file-sharing marketing services	(379)	1,602	97	3,131
	(306)	2,298	410	4,085
Corporate general and administrative expenses	(541)	(1,478)	(2,051)	(2,638)
Reduction in liquidated damages payable under registration rights agreements	—	719	—	719
	$(847)	$1,539	$(1,641)	$2,166

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$(847)	$1,539	$(1,641)	$2,166
Stock-based compensation	(108)	(533)	(805)	(988)
Depreciation and amortization	(251)	(292)	(552)	(447)
Amortization of intangible assets	(888)	(888)	(1,776)	(1,826)
Amortization of deferred financing costs	(209)	(210)	(419)	(417)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	—	—	(26)	—
Interest income	12	45	42	101
Interest expense, including amortization of discount on debt of $767 and $768 for the three months ended June 30, 2008 and 2007, and $1,536 and $1,529 for the six months ended June 30, 2008 and 2007	(2,190)	(2,068)	(4,310)	(3,928)
Change in fair value of warrant liability	35	(95)	100	1,131
Change in fair value of derivative liability	117	(887)	288	4,354
Goodwill impairment	(25,585)	—	(25,585)	—
Write-off of fixed assets	—	(97)	—	(97)
Provision for income taxes	(2)	—	8	—
Net income (loss)	$(29,916)	$(3,486)	$(34,676)	$49

The following table summarizes assets as of June 30, 2008 and December 31, 2007.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

	June 30, 2008	December 31, 2007
	(in thousands)
Assets:
Corporate	$2,528	$3,144
E-commerce	229	248
Media	1,611	2,419
Anti-piracy and file-sharing marketing services	13,220	44,923
	$17,588	$50,734

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company, through its wholly-owned subsidiary, ARTISTdirect Internet Group, Inc., conducts its media and e-commerce business operations through an online music network appealing to music fans, artists and marketing partners.  The ARTISTdirect Network consists of the Company’s website (www.artistdirect.com) and a network of related music and entertainment websites offering multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce, and digital music services.  The Company sells advertising for its own website and on behalf of its network affiliates.

The Company’s www.artistdirect.com website was recently redesigned and initially experienced significantly increased traffic after its relaunch in April 2008.  The ARTISTdirect Network continues to be rated in the top three with AOL music, and Yahoo music by Comscore Media Metrix in the music entertainment category.  In addition to music-related content, the website now includes movie reviews and ticketing, and additional new features are planned to be introduced later in 2008.  The Company also recently signed lyrics license agreements with two major music publishers and expects to conclude additional agreements with the other major music publishers in the near future, as a result of which the Company will begin to include music lyrics within its own website.

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

MediaDefender is a provider of anti-piracy solutions in the internet-piracy-protection (“IPP”) industry.  Revenues related to MediaDefender’s anti-piracy activities declined in 2007 as compared to 2006, and continued to decline further in 2008.  The Company believes that the largest source of this decline is due to reduced spending on the part of the major music labels due to a significant reduction in their sales and profitability (see “Net Revenue” below).

During 2008, MediaDefender has attempted to enhance advertising revenue from the peer-to-peer networks, where the majority of internet traffic occurs.  To date, such direct peer-to-peer initiatives and downloaded branded content-advertising on the filing-sharing networks has yet to gain traction as a credible adjunct to traditional page-based internet banner and display advertising campaigns.  MediaDefender’s peer-to-peer advertising programs generated approximately $225,000 of revenues during the six months ended June 30, 2008, as compared to approximately $170,000 for the six months ended June 30, 2007.  Management believes that such peer-to-peer advertising initiatives could partially augment declining anti-piracy revenues, particularly with respect to those related to television programming.

Going Concern:

As a result of communications with the Staff of the Securities and Exchange Commission in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate certain previously issued financial statements.

As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness.  In addition to this initial default, the Company has since entered into other events of default which continue to be in effect as of June 30, 2008.  During 2007 and 2008, the Company entered into a series of forbearance agreements with the investors in the senior notes with respect to these defaults.

As a result of the requirement to restate certain previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.  Notwithstanding such developments, the Company would have been out of compliance with certain of its financial covenants at December 31, 2007 and subsequently.

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

In addition, as a result of a significant deterioration in MediaDefender’s business operations and prospects during the latter part of June 2008, including less than anticipated revenues in 2008 from MediaDefender’s new advertising initiatives and a significant further erosion of demand for MediaDefender’s core internet anti-piracy services by the entertainment industry, the Company’s operations and cash flows have been materially and negatively impacted.

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

Critical Accounting Policies:

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates with respect to allowances for bad debts, impairment of long-lived assets, impairment of fixed assets, stock-based compensation, the valuation allowance on deferred tax assets, and the change in fair value of the warrant liability and derivative liability.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions.  The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:  revenue recognition, stock-based compensation, goodwill, intangible assets and long-lived assets, derivative instruments, income taxes, and accounts receivable.  These accounting policies are discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation” contained in the Company’s December 31, 2007 Annual Report on Form 10-KSB, as amended, as well as in the notes to the December 31, 2007 consolidated financial statements.  There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2007.

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination concluded after December 31, 2008.

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

Results of Operations – Three Months Ended June 30, 2008 and 2007:

The following table presents information with respect to the Company’s condensed consolidated statements of operations as to actual amounts and as a percentage of total net revenue for the three months ended June 30, 2008 and 2007.

Condensed Consolidated Statements of Operations ($000):

	Three Months Ended June 30,
	2008		2007
	$	%	$	%
Net revenue:
E-commerce	$92	3.4%	$509	7.7%
Media	1,082	39.8%	2,054	31.2%
Anti-piracy and file-sharing marketing services	1,546	56.8%	4,030	61.1%
Total net revenue	2,720	100.0%	6,593	100.0%
Cost of revenue:
E-commerce	85	3.1%	515	7.8%
Media	705	25.9%	993	15.1%
Anti-piracy and file-sharing marketing services	2,315	85.1%	2,309	35.0%
Total cost of revenue	3,105	114.1%	3,817	57.9%
Gross profit (loss)	(385)	(14.1)%	2,776	42.1%
Operating expenses:
Sales and marketing	506	18.6%	508	7.7%
General and administrative (including stock-based compensation)	1,311	48.2%	2,947	44.7%
Development and engineering	117	4.3%	206	3.1%
Write-off of fixed assets	—	—%	97	1.5%
Goodwill impairment	25,585	940.6%	—	—%
Total operating costs	27,519	1,011.7%	3,758	57.0%
Loss from operations	(27,904)	(1,025.9)%	(982)	(14.9)%
Interest income	12	0.4%	45	0.7%
Interest expense	(2,190)	(80.5)%	(2,068)	(31.4)%
Loss on foreign currency transactions	—	—%	(8)	(0.1)%
Other income	225	8.3%	—	—%
Reduction in liquidated damages payable under registration rights agreements	—	—%	719	10.9%
Change in fair value of warrant liability	35	1.3%	(95)	(1.4)%
Change in fair value of derivative liability	117	4.3%	(887)	(13.5)%
Amortization of deferred financing costs	(209)	(7.7)%	(210)	(3.2)%
Loss before income taxes	(29,914)	(1,099.8)%	(3,486)	(52.9)%
Provision for income taxes	(2)	(0.1)%	—	—%
Net loss	$(29,916)	(1,099.9)%	$(3,486)	(52.9)%

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended June 30, 2008 and 2007.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Loss to Adjusted EBITDA is also provided.

	Three Months Ended June 30,
	2008	2007
	(in thousands)

Net Revenue:
E-commerce	$92	$509
Media	1,082	2,054
Anti-piracy and file-sharing marketing services	1,546	4,030
	$2,720	$6,593

Adjusted EBITDA:
E-commerce	$(19)	$(53)
Media	92	749
Anti-piracy and file-sharing marketing services	(379)	1,602
	(306)	2,298
Corporate general and administrative expenses	(541)	(1,478)
Reduction in liquidated damages payable under registration rights agreements	—	719
	$(847)	$1,539

	Three Months Ended June 30,
Reconciliation of Adjusted EBITDA to Net Loss	2008	2007
	(in thousands)

Adjusted EBITDA per segments	$(847)	$1,539
Stock-based compensation	(108)	(533)
Depreciation and amortization	(251)	(292)
Amortization of intangible assets	(888)	(888)
Amortization of deferred financing costs	(209)	(210)
Interest income	12	45
Interest expense, including amortization of discount on debt of $767 and $768 in 2008 and 2007, respectively	(2,190)	(2,068)
Change in fair value of warrant liability	35	(95)
Change in fair value of derivative liability	117	(887)
Goodwill impairment	(25,585)	—
Write-off of fixed assets	—	(97)
Provision for income taxes	(2)	—
Net loss	$(29,916)	$(3,486)

Net Revenue.  The Company’s net revenue decreased by $3,873,000 or 58.7%, to $2,720,000 for the three months ended June 30, 2008, as compared to $6,593,000 for the three months ended June 30, 2007, primarily as a result of decreases in MediaDefender revenues of $2,484,000, media revenues of $972,000 and e-commerce revenues of $417,000.  MediaDefender revenues accounted for 56.8% of the Company’s total net revenue for the three months ended June 30, 2008, as compared to 61.1% of the Company’s total net revenue for the three months ended June 30, 2007.

As previously disclosed, management expected MediaDefender’s anti-piracy revenues to continue to decline in 2008 as compared to 2007.  MediaDefender’s revenue decreased by $2,484,000 or 61.6%, to $1,546,000 for the three months ended June 30, 2008, as compared to $4,030,000 for the three months ended June 30, 2007.  Revenues decreased in 2008 as compared to 2007 as a result of reduced spending on the part of major entertainment conglomerates on IPP services.  Specifically, MediaDefender’s anti-piracy revenues have been negatively impacted by the loss of one customer in November 2007 that accounted for 4% of MediaDefender’s 2007 annual revenue, citing cost pressures subsequent to a change in ownership, and the loss of a second customer in January 2008 that accounted for 12% of MediaDefender’s 2007 annual revenues, noting that they were evaluating the use of alternative methods to deal with piracy.

During late June 2008, the Company was advised that a third customer that accounted for 18% of MediaDefender’s 2007 annual revenues was substantially curtailing its use of MediaDefender’s anti-piracy services subsequent to the expiration of its current contract with MediaDefender on June 30, 2008, citing uncertainty with respect to the effectiveness and cost/benefit of anti-piracy services.  MediaDefender entered into a settlement agreement with this customer to resolve certain disputes. Pursuant to the settlement agreement MediaDefender issued approximately $790,000 of credits for previously invoiced services, which were recorded as a reduction to revenues, of which approximately $592,000 was recorded as a reduction to accounts receivable and apoproximately $197,000 was recorded as deferred revenue, which must be utilized by July 24, 2009.  All such amounts were recorded as of June 30, 2008 and the three months then ended.

As a result of the aforementioned developments with respect to the business of MediaDefender in late June 2008, as well as revised MediaDefender financial projections for the remainder of 2008 and beyond, the Company concluded that the current carrying value of the MediaDefender segment goodwill of $31,085,000 was substantially and permanently impaired at June 30, 2008.  Accordingly, the Company recorded a non-cash charge to operations to reflect the impairment of MediaDefender goodwill at June 30, 2008 of $25,585,000.  The calculation of the goodwill impairment charge at June 30, 2008 was based on various estimates, assumptions and pending issues, as a result of which the Company may further revise its calculation of the impairment of the MediaDefender goodwill at September 30, 2008, December 31, 2008 and subsequently.  Management expects that MediaDefender’s anti-piracy revenues will continue to decline during the remainder of 2008.

During the three months ended June 30, 2008, approximately 66% of MediaDefender’s net revenues were generated by five customers, with one customer accounting for 42%, a second customer accounting for 27%, and a third customer accounting for 21%, a fourth customer accounting for 10% and a fifth customer was a negative 34% as a result of credit issued to settle disputed charges. During the three months ended June 30, 2007, approximately 66% of MediaDefender’s net revenues were generated by four customers, with one customer accounting for 21%, a second customer accounting for 17%, a third customer accounting for 15%, and a fourth customer accounting for 13%.  At June 30, 2008, the amounts due from these customers were approximately $821,000, which were included in accounts receivable.

Media revenue decreased by $972,000 or 47.3%, to $1,082,000 for the three months ended June 30, 2008, as compared to $2,054,000 for the three months ended June 30, 2007.  Media revenue decreased in 2008 as compared to 2007 as a result of a general slow-down in online advertising, in particular banner and display advertising, and increased competition from new music-related websites.  In addition, in April 2007, the Company entered into a strategic partnership with T-Mobile with the launch of a specially designed United Kingdom counterpart to the Company’s United States-based online music destination website.  The United Kingdom version of ARTISTdirect.com (www.ARTISTdirect.com/uk) included numerous T-Mobile enhancements, including exclusive branded content provided by T-Mobile.  This contract concluded during June 2008. During the three months ended June 30, 2008 and 2007, approximately $29,000 and $423,000, respectively, of media revenues were generated by T-Mobile.

The Company markets and sells advertising on a CPM basis to advertising agencies and directly to various companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network.  The Company also markets and sells sponsorships for various portions of the ARTISTdirect Network.  Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising to specific areas or sections of the Company’s websites.

During the three months ended June 30, 2008 and 2007, the Company’s media revenues were generated by two outside sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s website and through affiliated websites, as well as by in-house sales personnel.  During the three months June 30, 2008, approximately 24% of media revenues were generated from two customers, with one customer accounting for 14% and a second customer accounting for 10%.  During the three months ended June 30, 2007, one customer accounted for approximately 20% of media revenues.

E-commerce revenue decreased by $417,000 or 81.9%, to $92,000 for the three months ended June 30, 2008, as compared to $509,000 for the three months ended June 30, 2007.  Due to limited opportunities for revenue growth and acceptable gross margins, the Company had been de-emphasizing e-commerce activities over the past few years.  During the three months ended June 30, 2007, approximately 64% of e-commerce revenues were generated from the products related to a single music merchandising entity.  Effective August 31, 2007, the Company restructured its relationship with this music merchandising entity to eliminate such merchandise sales and focus on music sales, which has had a significant negative impact on e-commerce sales since such date.  As a result, although e-commerce sales decreased significantly in 2008 as compared to 2007, such restructuring had limited impact on e-commerce net operating margins, since such merchandise sales were generating nominal gross margins and the Company was able to implement internal cost savings as a result of this restructuring.

Cost of Revenue.  The Company’s total cost of revenue decreased by $712,000 or 18.7%, to $3,105,000 for the three months ended June 30, 2008, as compared to $3,817,000 for the three months ended June 30, 2007, primarily as a result of a decrease in e-commerce cost of revenue of $430,000 and media cost of revenues of $288,000.  Depreciation of property and equipment is included in cost of revenue for all business segments.

MediaDefender’s cost of revenues increased by $6,000 or 0.3%, to $2,315,000 for the three months ended June 30, 2008, as compared to $2,309,000 for the three months ended June 30, 2007.  As noted above, MediaDefender’s revenues for the three months ended June 30, 2008 were reduced by an adjustment of approximately $790,000 recorded at June 30, 2008.  As a result, MediaDefender’s cost of revenue was 149.7% of its net revenue in 2008, as compared to 57.3% of its net revenue in 2007.  MediaDefender has also continued to experience increased bandwidth, personnel and occupancy costs, which have had a continuing negative impact on cost of revenue in 2008 as compared to 2007.  Also included in MediaDefender’s cost of revenue for the three months ended June 30, 2008 and 2007 was the amortization of proprietary technology acquired in the MediaDefender transaction of $634,000.

Media cost of revenue decreased by $288,000 or 29.0%, to $705,000 for the three months ended June 30, 2008, as compared to $993,000 for the three months ended June 30, 2007.  As a result, media cost of revenue was 65.2% of its net revenue in 2008, as compared to 48.3% of its net revenue in 2007, which reflected the core non-variable cost of revenues for such segment.

E-commerce cost of revenue decreased by $430,000 or 83.5%, to $85,000 for the three months ended June 30, 2008, as compared to $515,000 for the three months ended June 30, 2007.  The decrease in e-commerce cost of revenue in 2008 as compared to 2007 was a result of the Company restructuring its relationship with a music merchandising entity to eliminate certain merchandise sales and focus on music sales, as described above in “Net Revenue”.

As a result of the foregoing, gross loss was $385,000 for the three months ended June 30, 2008, as compared to a gross profit of $2,776,000 for the three months ended June 30, 2007, reflecting gross margins of (14.2)% and 42.1%, respectively.  A summary of gross profit (loss) and gross margin by segment is as follows ($000):

	Three Months Ended June 30,
	2008		2007
Segment:	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin

E-commerce	$7	7.6%	$(6)	(1.2)%
Media	377	34.8%	1,061	51.7%
Anti-piracy and file-sharing marketing services	(769)	(49.7)%	1,721	42.7%
Totals	$(385)	(14.2)%	$2,776	42.1%

Sales and Marketing.  The Company’s sales and marketing expense decreased by $2,000 or 0.4%, to $506,000 for the three months ended June 30, 2008, as compared to $508,000 for the three months ended June 30, 2007.  Also included in sales and marketing expense for the three months ended June 30, 2008 and 2007 is the amortization of customer relationships acquired in the MediaDefender transaction of $189,000.

General and Administrative.  The Company’s general and administrative expense decreased by $1,646,000 or 55.7%, to $1,311,000 for the three months ended June 30, 2008, as compared to $2,957,000 for the three months ended June 30, 2007.  General and administrative expense decreased significantly in 2008 as compared to 2007 as a result of various factors, including a reduction in bonus accruals, reduced legal and accounting fees and travel expenses, and reduced equity-based compensation.

Significant components of general and administrative expense consists of management compensation (and bonuses, when applicable), personnel and personnel-related costs, insurance, legal and accounting fees, board compensation, consulting fees, occupancy costs and the provision for doubtful accounts.  Also included in general and administrative expense for the three months ended June 30, 2008 and 2007 are stock-based compensation costs of $108,000 and $533,000, respectively, and the amortization of non-competition agreements of $65,000 and $66,000, respectively, resulting from the MediaDefender transaction.

During the three months ended June 30, 2008 and 2007, the Company incurred legal, accounting, consulting and printing fees and costs of approximately $354,000 and $800,000, respectively, relating to the preparation and filing of various documents with the SEC, negotiations with senior and subordinated note holders, review and analysis of various restructuring alternatives, amendments to financing agreements, and other ordinary course legal and accounting matters.  As a result of the event of defaults related to the Company’s senior and subordinated debt agreements (see “Going Concern” above), the Company has continued to incur significant costs in this regard in 2008.

During the three months ended March 31, 2008 and 2007, the Company recorded a charge to general and administrative expense and an accrued liability of $175,000 with respect to the accrual of annual performance bonuses payable to MediaDefender’s senior management pursuant to their respective employment agreements.  During the three months ended June 30, 2008, the Company reversed the $175,000 bonus accrual recorded during the three months ended March 31, 2008.

Development and Engineering.  Development and engineering costs were $117,000 for the three months ended June 30, 2008, as compared to $196,000 for the three months ended June 30, 2007.  Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s website, and are charged to operations as incurred.

Goodwill Impairment.  At June 30, 2008, the Company recorded a non-cash charge to operations to reflect the impairment of MediaDefender goodwill of $25,585,000, based on the Company’s conclusion that the current carrying value of the MediaDefender segment goodwill of $31,085,000 was substantially and permanently impaired at June 30, 2008.

Management reached this conclusion based on various factors, including less than anticipated revenues in 2008 from MediaDefender’s new advertising initiatives and a significant further erosion of demand for MediaDefender’s core internet anti-piracy services by the entertainment industry.  In particular, the Company was advised by one of MediaDefender’s larger customers, which represented approximately 18% of MediaDefender’s revenues for the year ended December 31, 2007, that it intends to substantially curtail its use of MediaDefender’s anti-piracy services subsequent to the expiration of its current contract with MediaDefender on June 30, 2008.

Based on these recent developments, the Company revised MediaDefender’s financial projections for the remainder of 2008 and beyond, as a result of which the Company recorded a non-cash charge to operations to reflect the impairment of MediaDefender goodwill at June 30, 2008 of $25,585,000. The calculation of the goodwill impairment charge at June 30, 2008 was based on various estimates, assumptions and pending issues, as a result of which the Company may further revise its calculation of the impairment of the MediaDefender goodwill at September 30, 2008, December 31, 2008 and subsequently.  Management expects that MediaDefender’s anti-piracy revenues will continue to decline during the remainder of 2008.

Write-off of Fixed Assets.  During the three months ended June 30, 2007, the Company recorded a charge to operations of $97,000 to write-off the net book value of obsolete computer equipment that it did not expect to utilize in future periods.

Loss from Operations.  As a result of the aforementioned factors, the loss from operations was $27,904,000 for the three months ended June, 2008, as compared to a loss from operations of $982,000 for the three months ended June 30, 2007.

Interest Income.  Interest income was $12,000 for the three months ended June 30, 2008, as compared to $45,000 for the three months ended June 30, 2007.

Interest Expense.  Interest expense of $2,190,000 and $2,068,000 for the three months ended June 30, 2008 and 2007, respectively, relates to the $15,000,000 of 11.25% secured notes payable issued in the Senior Financing and the $30,000,000 of 4.0% subordinated convertible notes payable issued in the Sub-Debt Financing, both of which were issued to finance the acquisition of MediaDefender in July 2005.  Effective January 1, 2007, the interest rate on the Sub-Debt Financing increased from 4.0% to 12.0% due to the default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above).  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Senior Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the 11.25% secured notes payable from 11.25% to 15.0% per annum, provided the loan is repaid prior to September 30, 2008, or 16.0% per annum (retroactive to February 20, 2008), if the loan remains outstanding subsequent to that date.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of this discount on debt included in interest expense for the three months ended June 30, 2008 and 2007 was $177,000 and $178,000, respectively.

The Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.  Accordingly, the amortization of this discount on debt included in interest expense for the three months ended June 30, 2008 and 2007 was $590,000.

Loss on Foreign Currency Transactions.  The loss on foreign currency transactions was $8,000 for the three months ended June 30, 2007.  The Company did not have any loss on foreign currency transactions for the three months ended June 30, 2008.

Other Income.  Other income was $225,000 for the three months ended June 30, 2008, primarily reflecting a downward adjustment to certain old accrued liabilities.

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

Change in Fair Value of Warrant Liability.  In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any changes in the fair value such liability and is included in the statement of operations as other income (expense).  For the three months ended June 30, 2008 and 2007, the Company recorded a gain (loss) of $35,000 and $(95,000), respectively, to reflect the change in warrant liability during such periods.

Change in Fair Value of Derivative Liability.  In accordance with EITF 00-19, the fair value of the embedded derivatives was bifurcated from the subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability.  The carrying value of the derivative liability is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense).  For the three months ended June 30, 2008 and 2007, the Company recorded a gain (loss) of $117,000 and $(887,000), respectively, to reflect the change in derivative liability during such periods.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $209,000 and $210,000 for the three months ended June 30, 2008 and 2007, respectively.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Income (Loss) Before Income Taxes.  As a result of the aforementioned factors, the loss before income taxes was $29,914,000 for the three months ended June 30, 2008, as compared to a loss before income taxes of $3,486,000 for the three months ended June 30, 2007.

Provision for Income Taxes.  The Company reported a provision for income taxes of $2,000 for the three months ended June 30, 2008.  As a result of the net loss reported for the three months ended June 30, 2007, the Company did not record any provision for income taxes for such period.

Net Loss.  As a result of the aforementioned factors, the Company had a net loss of $29,916,000 for the three months ended June 30, 2008, as compared to a net loss of $3,486,000 for the three months ended June 30, 2007.

Results of Operations – Six Months Ended June 30, 2008 and 2007:

The following table presents information with respect to the Company’s condensed consolidated statements of operations as to actual amounts and as a percentage of total net revenue for the six months ended June 30, 2008 and 2007.

Condensed Consolidated Statements of Operations ($000):

	Six Months Ended June 30,
	2008		2007
	$	%	$	%

Net revenue:
E-commerce	$198	2.9%	$1,003	8.3%
Media	2,287	33.0%	3,165	26.3%
Anti-piracy and file-sharing marketing services	4,436	64.1%	7,871	65.4%
Total net revenue	6,921	100.0%	12,039	100.0%
Cost of revenue:
E-commerce	185	2.7%	1,025	8.5%
Media	1,384	20.0%	1,593	13.3%
Anti-piracy and file-sharing marketing services	4,775	69.0%	4,514	37.5%
Total cost of revenue	6,344	91.7%	7,132	59.3%
Gross profit	577	8.3%	4,907	40.7%
Operating expenses:
Sales and marketing	971	14.0%	886	7.3%
General and administrative (including stock-based compensation)	4,416	63.8%	5,498	45.7%
Development and engineering	234	3.4%	323	2.7%
Write-off of fixed assets	—	—%	97	0.8%
Goodwill impairment	25,585	369.7%	—	—%
Total operating costs	31,206	450.9%	6,804	56.5%
Loss from operations	(30,629)	(442.6)%	(1,897)	(15.8)%
Interest income	42	0.6%	101	0.8%
Interest expense	(4,310)	(62.3)%	(3,928)	(32.6)%
Loss on foreign currency transactions	—	—%	(14)	(0.1)%
Other income	270	3.9%	—	—%
Reduction in liquidated damages payable under registration rights agreements	—	—%	719	6.0%
Change in fair value of warrant liability	100	1.4%	1,131	9.4%
Change in fair value of derivative liability	288	4.2%	4,354	36.2%
Amortization of deferred financing costs	(419)	(6.1)%	(417)	(3.5)%
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	(26)	(0.4)%	—	—%
Income (loss) before income taxes	(34,684)	(501.3)%	49	0.4%
Benefit from income taxes	(8)	(0.1)%	—	—%
Net income (loss)	$(34,676)	(501.2)%	$49	0.4%

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the six months ended June 30, 2008 and 2007.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Six Months Ended June 30,
	2008	2007
	(in thousands)

Net Revenue:
E-commerce	$198	$1,003
Media	2,287	3,165
Anti-piracy and file-sharing marketing services	4,436	7,871
	$6,921	$12,039

Adjusted EBITDA:
E-commerce	$(38)	$(123)
Media	351	1,077
Anti-piracy and file-sharing marketing services	97	3,131
	410	4,085
Corporate general and administrative expenses	(2,051)	(2,638)
Reduction in liquidated damages payable under registration rights agreements	—	719
	$(1,641)	$2,166

	Six Months Ended June 30,
Reconciliation of Adjusted EBITDA to Net Income (Loss)	2008	2007
	(in thousands)

Adjusted EBITDA per segments	$(1,641)	$2,166
Stock-based compensation	(805)	(988)
Depreciation and amortization	(552)	(447)
Amortization of intangible assets	(1,776)	(1,826)
Amortization of deferred financing costs	(419)	(417)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	(26)	—
Interest income	42	101
Interest expense, including amortization of discount on debt of $1,536 and $1,529 in 2008 and 2007, respectively	(4,310)	(3,928)
Change in fair value of warrant liability	100	1,131
Change in fair value of derivative liability	288	4,354
Goodwill impairment	(25,585)	—
Write-off of fixed assets	—	(97)
Benefit from income taxes	8	—
Net income (loss)	$(34,676)	$49

Net Revenue. The Company’s net revenue decreased by $5,118,000 or 42.5%, to $6,921,000 for the six months ended June 30, 2008, as compared to $12,039,000 for the six months ended June 30, 2007, primarily as a result of decreases in MediaDefender revenues of $3,435,000, media revenues of $878,000 and e-commerce revenues of $805,000. MediaDefender revenues accounted for 64.1% of the Company’s total net revenue for the six months ended June 30, 2008, as compared to 65.4% of the Company’s total net revenue for the six months ended June 30, 2007.

As previously disclosed, management expected MediaDefender’s anti-piracy revenues to continue to decline in 2008 as compared to 2007. MediaDefender’s revenue decreased by $3,435,000 or 43.6%, to $4,436,000 for the six months ended June 30, 2008, as compared to $7,871,000 for the six months ended June 30, 2007. Revenues decreased in 2008 as compared to 2007 as a result of reduced spending on the part of major entertainment conglomerates on IPP services. Specifically, MediaDefender’s anti-piracy revenues have been negatively impacted by the loss of one customer in November 2007 that accounted for 4% of MediaDefender’s 2007 annual revenue, citing cost pressures subsequent to a change in ownership, and the loss of a second customer in January 2008 that accounted for 12% of MediaDefender’s 2007 annual revenues, noting that they were evaluating the use of alternative methods to deal with piracy.

During late June 2008, the Company was advised that a third customer that accounted for 18% of MediaDefender’s 2007 annual revenues was substantially curtailing its use of MediaDefender’s anti-piracy services subsequent to the expiration of its current contract with MediaDefender on June 30, 2008, citing uncertainty with respect to the effectiveness and cost/benefit of anti-piracy services. MediaDefender entered into a settlement agreement with this customer to resolve certain disputes. Pursuant to the settlement agreement MediaDefender issued approximately $790,000 of credits for previously invoiced services, which were recorded as a reduction to revenues, of which approximately $592,000 was recorded as a reduction to accounts receivable and apoproximately $197,000 was recorded as deferred revenue, which must be utilized by July 24, 2009. All such amounts were recorded as of June 30, 2008 and for the six months then ended.

As a result of the aforementioned developments with respect to the business of MediaDefender in late June 2008, as well as revised MediaDefender financial projections for the remainder of 2008 and beyond, the Company concluded that the current carrying value of the MediaDefender segment goodwill of $31,085,000 was substantially and permanently impaired at June 30, 2008. Accordingly, the Company recorded a non-cash charge to operations to reflect the impairment of MediaDefender goodwill at June 30, 2008 of $25,585,000. The calculation of the goodwill impairment charge at June 30, 2008 was based on various estimates, assumptions and pending issues, as a result of which the Company may further revise its calculation of the impairment of the MediaDefender goodwill at September 30, 2008, December 31, 2008 and subsequently. Management expects that MediaDefender’s anti-piracy revenues will continue to decline during the remainder of 2008.

During the six months ended June 30, 2008, approximately 62% of MediaDefender’s net revenues were generated by three customers, with one customer accounting for 30%, a second customer accounting for 20% and a third customer accounting for 12%. During the six months ended June 30, 2007, approximately 38% of MediaDefender’s net revenues were generated by two customers, with one customer accounting for 21% and a second customer accounting for 17%. At June 30, 2008, the amounts due from these customers were approximately $821,000, which were included in accounts receivable.

Media revenue decreased by $878,000 or 27.7%, to $2,287,000 for the six months ended June 30, 2008, as compared to $3,165,000 for the six months ended June 30, 2007. Media revenue decreased in 2008 as compared to 2007 as a result of a general slow-down in online advertising, in particular banner and display advertising, and increased competition from new music-related websites. In addition, in April 2007, the Company entered into a strategic partnership with T-Mobile with the launch of a specially designed United Kingdom counterpart to the Company’s United States-based online music destination website. The United Kingdom version of ARTISTdirect.com (www.ARTISTdirect.com/uk) included numerous T-Mobile enhancements, including exclusive branded content provided by T-Mobile. This contract concluded during June 2008. During the six months ended June 30, 2008 and 2007, approximately $204,000 and $423,000, respectively, of media revenues were generated by T-Mobile.

The Company markets and sells advertising on a CPM basis to advertising agencies and directly to various companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect Network. The Company also markets and sells sponsorships for various portions of the ARTISTdirect Network. Customers may purchase advertising space on the entire ARTISTdirect Network, or they may tailor advertising to specific areas or sections of the Company’s websites.

During the six months ended June 30, 2008 and 2007, the Company’s media revenues were generated by two outside sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s website and through affiliated websites, as well as by in-house sales personnel. During the six months June 30, 2008, no one customer accounted for 10% or more of media revenues. During the six months ended June 30, 2007, one customer accounted for approximately 13% of media revenues.

E-commerce revenue decreased by $805,000 or 80.3%, to $198,000 for the six months ended June 30, 2008, as compared to $1,003,000 for the six months ended June 30, 2007. Due to limited opportunities for revenue growth and acceptable gross margins, the Company had been de-emphasizing e-commerce activities over the past few years. During the six months ended June 30, 2007, approximately 61% of e-commerce revenues were generated from the products related to a single music merchandising entity. Effective August 31, 2007, the Company restructured its relationship with this music merchandising entity to eliminate such merchandise sales and focus on music sales, which has had a significant negative impact on e-commerce sales since such date. As a result, although e-commerce sales decreased significantly in 2008 as compared to 2007, such restructuring had limited impact on e-commerce net operating margins, since such merchandise sales were generating nominal gross margins and the Company was able to implement internal cost savings as a result of this restructuring.

Cost of Revenue. The Company’s total cost of revenue decreased by $788,000 or 11.0%, to $6,344,000 for the six months ended June 30, 2008, as compared to $7,132,000 for the six months ended June 30, 2007, primarily as a result of a decrease in e-commerce cost of revenue of $840,000 and media cost of revenues of $209,000, offset by an increase in MediaDefender cost of revenues of $261,000. Depreciation of property and equipment is included in cost of revenue for all business segments.

MediaDefender’s cost of revenues increased by $261,000 or 5.8%, to $4,775,000 for the six months ended June 30, 2008, as compared to $4,514,000 for the six months ended June 30, 2007. As noted above, MediaDefender’s revenues for the six months ended June 30, 2008 were reduced by an adjustment of approximately $790,000 recorded at June 30, 2008. As a result, MediaDefender’s cost of revenue was 107.6% of its net revenue in 2008, as compared to 57.3% of its net revenue in 2007. MediaDefender has also continued to experience increased bandwidth, personnel and occupancy costs, which have had a continuing negative impact on cost of revenue in 2008 as compared to 2007. Also included in MediaDefender’s cost of revenue for the six months ended June 30, 2008 and 2007 was the amortization of proprietary technology acquired in the MediaDefender transaction of $1,267,000.

Media cost of revenue decreased by $209,000 or 13.1%, to $1,384,000 for the six months ended June 30, 2008, as compared to $1,593,000 for the six months ended June 30, 2007. As a result, media cost of revenue was 60.5% of its net revenue in 2008, as compared to 50.3% of its net revenue in 2007, which reflected the core non-variable cost of revenues for such segment.

E-commerce cost of revenue decreased by $840,000 or 82.0%, to $185,000 for the six months ended June 30, 2008, as compared to $1,003,000 for the six months ended June 30, 2007. The decrease in e-commerce cost of revenue in 2008 as compared to 2007 was a result of the Company restructuring its relationship with a music merchandising entity to eliminate certain merchandise sales and focus on music sales, as described above in “Net Revenue”.

As a result of the foregoing, gross profit was $577,000 for the six months ended June 30, 2008, as compared to a gross profit of $4,907,000 for the six months ended June 30, 2007, reflecting gross margins of 8.3% and 40.8%, respectively. A summary of gross profit (loss) and gross margin by segment is as follows ($000):

	Six Months Ended June 30,
	2008		2007
Segment:	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin
E-commerce	$13	6.6%	$(22)	(2.2)%
Media	903	39.5%	1,572	49.7%
Anti-piracy and file-sharing marketing services	(339)	(7.6)%	3,357	42.7%
Totals	$577	8.3%	$4,907	40.8%

Sales and Marketing. The Company’s sales and marketing expense increased by $85,000 or 9.6%, to $971,000 for the six months ended June 30, 2008, as compared to $886,000 for the six months ended June 30, 2007. Also included in sales and marketing expense for the six months ended June 30, 2008 and 2007 is the amortization of customer relationships acquired in the MediaDefender transaction of $378,000 and $377,000, respectively.

General and Administrative. The Company’s general and administrative expense decreased by $1,092,000 or 19.8%, to $4,416,000 for the six months ended June 30, 2008, as compared to $5,508,000 for the six months ended June 30, 2007. General and administrative expense decreased significantly in 2008 as compared to 2007 as a result of various factors, including a reduction in bonus accruals, reduced legal and accounting fees and travel expenses, and reduced equity-based compensation.

Significant components of general and administrative expense consists of management compensation (and bonuses, when applicable), personnel and personnel-related costs, insurance, legal and accounting fees, board compensation, consulting fees, occupancy costs and the provision for doubtful accounts. Also included in general and administrative expense for the six months ended June 30, 2008 and 2007 are stock-based compensation costs of $805,000 and $988,000, respectively, and the amortization of non-competition agreements of $131,000 and $181,000, respectively, resulting from the MediaDefender transaction.

During the six months ended June 30, 2008 and 2007, the Company incurred legal, accounting, consulting and printing fees and costs of approximately $951,000 and $1,300,000, respectively, relating to the preparation and filing of various documents with the SEC, negotiations with senior and subordinated note holders, review and analysis of various restructuring alternatives, amendments to financing agreements, and other ordinary course legal and accounting matters. As a result of the event of defaults related to the Company’s senior and subordinated debt agreements (see “Going Concern” above), the Company has continued to incur significant costs in this regard in 2008.

During the six months ended June 30, 2007, the Company recorded a charge to general and administrative expense and an accrued liability of $350,000 with respect to the accrual of annual performance bonuses payable to MediaDefender’s senior management pursuant to their respective employment agreements.

During the six months ended June 30, 2008, the Company recorded a charge to operations and an accrued liability of $350,000 to record the severance payment with respect to the Amended and Restated Services Agreement dated as of March 6, 2008 between the Company and the Company’s former Chief Executive Officer. The Company also recorded stock-based compensation costs of $571,000 during the six months ended June 30, 2008 with respect to this settlement.

Development and Engineering. Development and engineering costs were $234,000 for the six months ended June 30, 2008, as compared to $313,000 for the six months ended June 30, 2007. Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s website, and are charged to operations as incurred.

Goodwill Impairment. At June 30, 2008, the Company recorded a non-cash charge to operations to reflect the impairment of MediaDefender goodwill of $25,585,000, based on the Company’s conclusion that the current carrying value of the MediaDefender segment goodwill of $31,085,000 was substantially and permanently impaired at June 30, 2008.

Management reached this conclusion based on various factors, including less than anticipated revenues in 2008 from MediaDefender’s new advertising initiatives and a significant further erosion of demand for MediaDefender’s core Internet anti-piracy services by the entertainment industry. In particular, the Company was advised by one of MediaDefender’s larger customers, which represented approximately 18% of MediaDefender’s revenues for the year ended December 31, 2007, that it intends to substantially curtail its use of MediaDefender’s anti-piracy services subsequent to the expiration of its current contract with MediaDefender on June 30, 2008.

Based on these recent developments, the Company revised MediaDefender’s financial projections for the remainder of 2008 and beyond, as a result of which the Company recorded a non-cash charge to operations to reflect the impairment of MediaDefender goodwill at June 30, 2008 of $25,585,000. The calculation of the goodwill impairment charge at June 30, 2008 was based on various estimates, assumptions and pending issues, as a result of which the Company may further revise its calculation of the impairment of the MediaDefender goodwill at September 30, 2008. Management expects that MediaDefender’s anti-piracy revenues will continue to decline during the remainder of 2008.

Write-off of Fixed Assets. During the six months ended June 30, 2007, the Company recorded a charge to operations of $97,000 to write-off the net book value of obsolete computer equipment that it did not expect to utilize in future periods.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $30,629,000 for the six months ended June 30, 2008, as compared to a loss from operations of $1,897,000 for the six months ended June 30, 2007.

Interest Income. Interest income was $42,000 for the six months ended June 30, 2008, as compared to $101,000 for the six months ended June 30, 2007.

Interest Expense. Interest expense of $4,310,000 and $3,928,000 for the six months ended June 30, 2008 and 2007, respectively, relates to the $15,000,000 of 11.25% secured notes payable issued in the Senior Financing and the $30,000,000 of 4.0% subordinated convertible notes payable issued in the Sub-Debt Financing, both of which were issued to finance the acquisition of MediaDefender in July 2005. Effective January 1, 2007, the interest rate on the Sub-Debt Financing increased from 4.0% to 12.0% due to the default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above). On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Senior Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the 11.25% secured notes payable from 11.25% to 15.0% per annum, provided the loan is repaid prior to September 30, 2008, or 16.0% per annum (retroactive to February 20, 2008), if the loan remains outstanding subsequent to that date.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt. Accordingly, the amortization of this discount on debt included in interest expense for the six months ended June 30, 2008 and 2007 was $357,000 and $356,000, respectively.

The Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value. The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter. The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes. This discount is being amortized to interest expense over the life of the Sub-Debt Notes. Accordingly, the amortization of this discount on debt included in interest expense for the six months ended June 30, 2008 and 2007 was $1,179,000 and $1,173,000, respectively.

Loss on Foreign Currency Transactions. The loss on foreign currency transactions was $14,000 for the six months ended June 30, 2007. The Company did not have any loss on foreign currency transactions for the six months ended June 30, 2008.

Other Income. Other income was $270,000 for the six months ended June 30, 2008, primarily reflecting a downward adjustment to certain old accrued liabilities.

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

Change in Fair Value of Warrant Liability. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability. The carrying value of the warrants is adjusted quarterly to reflect any changes in the fair value such liability and is included in the statement of operations as other income (expense). For the six months ended June 30, 2008 and 2007, the Company recorded a gain of $100,000 and $1,131,000, respectively, to reflect the change in warrant liability during such periods.

Change in Fair Value of Derivative Liability. In accordance with EITF 00-19, the fair value of the embedded derivatives was bifurcated from the subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability. The carrying value of the derivative liability is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense). For the six months ended June 30, 2008 and 2007, the Company recorded a gain of $288,000 and $4,354,000, respectively, to reflect the change in derivative liability during such periods.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs was $419,000 and $417,000 for the six months ended June 30, 2008 and 2007, respectively. Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Resulting from Principal Payments on Senior Secured Notes Payable. Deferred financing costs and debt discount costs aggregating $26,000 were charged to operations as a result of principal payments on senior secured notes payable during the six months ended June 30, 2008. There were no principal payments on senior secured notes payable during the six months ended June 30, 2007.

Income (Loss) Before Income Taxes. As a result of the aforementioned factors, the loss before income taxes was $34,684,000 for the six months ended June 30, 2008, as compared to income before income taxes of $49,000 for the six months ended June 30, 2007.

Benefit from Income Taxes. The Company reported a benefit from income taxes of $8,000 for the six months ended June 30, 2008. As a result of the net loss reported for the three months ended March 31, 2007, the Company did not record any provision for income taxes for the six months ended June 30, 2007.

Net Loss. As a result of the aforementioned factors, the Company had a net loss of $34,676,000 for the six months ended June 30, 2008, as compared to net income of $49,000 for the six months ended June 30, 2007.

Liquidity and Capital Resources – June 30, 2008:

As more fully described above at “Going Concern”, as a result of communications with the Staff of the SEC in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate certain previously issued financial statements.

As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness and thus incurred an event of default with respect to it registration rights agreements with the holders of such indebtedness. Accordingly, effective December 20, 2006, the Company began to incur liquidated damages under its registration rights agreements aggregating approximately $540,000 per month , and the interest rate on its subordinated convertible notes payable increased from 4.0% per annum to 12.0% per annum as of January 1, 2007, an increase of approximately $183,000 per month. On July 6, 2007, the Company’s registration statement was declared effective by the SEC, thus making it available to the investors in the Senior Financing and the Sub-Debt Financing.

A summary of the registration penalty accrual at June 30, 2008 and December 31, 2007 is presented below.

	June 30, 2008	December 31, 2007

Senior secured notes payable	$—	$410,000
Subordinated convertible notes payable	1,972,000	1,972,000
Total registration penalty accrual	$1,972,000	$2,382,000

A summary of accrued interest payable at June 30, 2008 and December 31, 2007 is presented below.

	June 30, 2008	December 31, 2007

Senior secured notes payable	$129,000	$67,000
Subordinated convertible notes payable	4,689,000	3,034,000
Liquidated damages payable with respect to:
Senior secured notes payable	—	79,000
Subordinated convertible notes payable	303,000	172,000
Total accrued interest payable	$5,121,000	$3,352,000

As a result of the requirement to restate certain previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006. Notwithstanding such developments, the Company would have been out of compliance with certain of its financial covenants at December 31, 2007 and subsequently.

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

In addition, as a result of a significant deterioration in MediaDefender’s business operations and prospects during the latter part of June 2008, including less than anticipated revenues in 2008 from MediaDefender’s new advertising initiatives and a significant further erosion of demand for MediaDefender’s core internet anti-piracy services by the entertainment industry, the Company’s operations and cash flows have been materially and negatively impacted.

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

As of June 30, 2008 and December 31, 2007, the Company had $3,445,000 and $4,268,000 of unrestricted cash and cash equivalents, respectively.

At June 30, 2008, the Company had a working capital deficiency of $38,060,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of default interest on the subordinated convertible notes payable of $4,689,000, liquidated damages payable under registration rights agreements of $1,972,000, and warrant liability of $64,000 and derivative liability of $25,000 at such date. At December 31, 2007, the Company had a working capital deficiency of $32,273,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of default interest on subordinated convertible notes payable of $3,034,000, liquidated damages payable under registration rights agreements of $2,382,000, and warrant liability of $164,000 and derivative liability of $313,000 at such date.

The increase in the working capital deficiency at June 30, 2008 as compared to December 31, 2007 of $5,787,000 is primarily a result of a decrease in accounts receivable (reflecting the decrease in revenues at MediaDefender) and an increase in accrued interest payable (reflecting the default interest payable to the holders of the subordinated convertible notes payable) during the six months ended June 30, 2008.

Operating. Net cash used in operating activities for the six months ended June 30, 2008 was $300,000, as compared to net cash provided by operating activities of $230,000 for the six months ended June 30, 2007. Operating cash flow decreased in 2008 as compared to 2007 primarily as a result of the decrease in MediaDefender accounts receivable during the six months ended June 30, 2008, and as result of a decrease in MediaDefender revenues during 2008.

Investing. Net cash used in investing activities for the six months ended June 30, 2008 and 2007 was $224,000 and $241,000, respectively, for additions to property and equipment, primarily by MediaDefender.

Financing.  Net cash used in financing activities for the six months ended June 30, 2008 was $299,000, which consisted of principal payments on senior secured notes payable of $313,000, offset by a decrease in restricted cash of $14,000.  Net cash provided by financing activities for the six months ended June 30, 2007 was $104,000, consisting of the proceeds from the exercise of stock options of $17,000 and a decrease in restricted cash of $87,000.

Contractual Obligations:

As of June 30, 2008, the Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below.  The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms (based on the original terms as contemplated in the senior and subordinated loan agreements), without any early reduction of the principal balances based on cash flows.

		Payments Due by Year (in thousands)
Contractual cash obligations ($000)	Total	2008	2009	2010	2011	2012
		(6 months)

Employment and consulting contracts and agreements (1)	$642	$609	$33	$—	$—	$—
Lease obligations	3,634	959	1,592	613	470	—
Liquidated damages payable under registration rights agreements	1,972	—	1,972	—	—	—
Interest on liquidated damages payable under registration rights agreements	618	444	174	—	—	—
Senior secured notes payable	12,994	—	12,994	—	—	—
Interest on senior secured notes payable (2)	2,091	1,057	1,034	—	—	—
Subordinated convertible notes payable	27,658	—	27,658	—	—	—
Interest on subordinated convertible notes payable (3)	8,253	6,353	1,900	—	—	—
Total contractual cash obligations	$57,862	$9,422	$47,357	$613	$470	$—

(1) Base compensation only; does not include any performance bonuses.

(2) Assumes interest at 16% from February 20, 2008 through June 2009.

(3) Assumes interest at 12% default rate through July 2009.

Capital Expenditures:

The Company estimates that it will have capital expenditures aggregating approximately $100,000 for the remainder of the year ending December 31, 2008.

Off-Balance Sheet Arrangements:

At June 30, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As a result of the restatement of the Company’s financial statements and other events described elsewhere in this document and in the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2007, the Company has triggered various events of default under its senior debt and subordinated debt financing documents.  The Company could be subject to future claims under such financing documents.

ITEM 1A.  RISK FACTORS

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

The financing documents specify that an event of default of the senior and subordinated indebtedness is triggered if a resale registration statement is unavailable for use by the holders for a period of more than ten consecutive trading days after the expiration of an allowable ten-day grace period.  The Company invoked its use of the ten-day allowable grace period on December 21, 2006, which expired on December 31, 2006.  The Company delivered notice to holders of its outstanding senior and subordinated indebtedness that, as of December 20, 2006, an event of default had been triggered under their respective senior and subordinated financing documents (see Note 4 to the Condensed Consolidated Financial Statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – June 30, 2008”).

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

ARTISTdirect, Inc.
(Registrant)

Date: August 12, 2008	By:	/s/ DIMITRI S. VILLARD
Dimitri S. Villard
Interim Chief Executive Officer
(Duly Authorized Officer)

Date: August 12, 2008	By:	/s/ RENE L. ROUSSELET
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