Form 10-Q
period 2008-09-30
ARTISTDIRECT INC
filed 2008-11-13
CIK 1095079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

As of October 31, 2008, the Company had 10,344,666 shares of common stock, par value $0.01 per share, issued and outstanding.

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

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except for share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,470	$4,268
Restricted cash	267	280
Accounts receivable, net of allowance for doubtful accounts of $409 at September 30, 2008 and $418 at December 31, 2007	3,218	8,168
Income taxes refundable	887	1,147
Prepaid expenses and other current assets	290	351
Total current assets	7,132	14,214

Property and equipment	4,710	4,452
Less accumulated depreciation and amortization	(3,357)	(2,614)
Property and equipment, net	1,353	1,838

Other assets:
Intangible assets:
Customer relationships, net	—	440
Proprietary technology, net	—	1,478
Non-competition agreements, net	219	416
Goodwill	—	31,085
Total intangible assets, net	219	33,419
Deferred financing costs, net	605	1,243
Deposits	5	20
Total other assets	829	34,682
	$9,314	$50,734

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(amounts in thousands, except for share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$544	$1,539
Accrued expenses	781	1,885
Accrued interest payable	5,979	3,352
Deferred revenue	186	230
Income taxes payable	200	200
Liquidated damages payable under registration rights agreements, net of payments	1,972	2,382
Warrant liability	34	164
Derivative liability	26	313
Senior secured notes payable, net of discount of $292 at September 30, 2008 and $651 at December 31, 2007 (in default)	12,703	12,656
Subordinated convertible notes payable, net of discount of $1,922 at September 30, 2008 and $3,892 at December 31, 2007 (in default)	25,736	23,766
Total current liabilities	48,161	46,487

Long-term liabilities:
Deferred rent	166	186
Financing agreements	—	19
Total long-term liabilities	166	205

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock, $0.01 par value - Authorized – 60,000,000 shares Issued and outstanding - 10,344,666 shares at September 30, 2008 and 10,338,896 shares at December 31, 2007	103	103
Additional paid-in-capital	236,320	235,407
Accumulated deficit	(275,436)	(231,468)
Total stockholders’ equity (deficiency)	(39,013)	4,042
	$9,314	$50,734

See accompanying notes to condensed consolidated financial statements.

ARTIST direct, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net revenue:
E-commerce	$71	$337	$269	$1,340
Media	938	1,974	3,225	5,139
Anti-piracy and file-sharing marketing services	1,879	3,627	6,315	11,498
Total net revenue	2,888	5,938	9,809	17,977
Cost of revenue:
E-commerce	70	353	255	1,378
Media	659	969	2,043	2,562
Anti-piracy and file-sharing marketing services	1,513	2,414	6,288	6,928
Total cost of revenue	2,242	3,736	8,586	10,868
Gross profit	646	2,202	1,223	7,109
Operating expenses:
Sales and marketing	372	553	1,343	1,439
General and administrative, including stock-based compensation of $108 and $702 for the three months ended September 30, 2008 and 2007, respectively, and $913 and $1,690 for the nine months ended September 30, 2008 and 2007, respectively	1,545	2,982	5,961	8,490
Development and engineering	112	106	346	419
Goodwill impairment	5,500	—	31,085	—
Write-off of fixed assets	—	—	—	97
Total operating costs	7,529	3,641	38,735	10,445
Loss from operations	(6,883)	(1,439)	(37,512)	(3,336)
Other income (expense):
Interest income	6	59	48	160
Interest expense	(2,214)	(1,805)	(6,524)	(5,733)
Loss on foreign currency transactions	(4)	—	(4)	(14)
Other income (expense)	(15)	—	255	—
Reduction in liquidated damages payable under registration rights agreements	—	—	—	719
Change in fair value of warrant liability	30	512	130	1,643
Change in fair value of derivative liability	(1)	2,702	287	7,056
Amortization of deferred financing costs	(211)	(212)	(630)	(629)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	—	—	(26)	—
Loss before income taxes	(9,292)	(183)	(43,976)	(134)
Provision for (benefit from) income taxes	—	—	(8)	—
Net loss	$(9,292)	$(183)	$(43,968)	$(134)

Net loss per common share:
Basic	$(0.90)	$(0.02)	$(4.25)	$(0.01)
Diluted	$(0.90)	$(0.02)	$(4.25)	$(0.01)

Weighted average common shares outstanding:
Basic	10,344,666	10,292,611	10,344,666	10,228,904
Diluted	10,344,666	10,292,611	10,344,666	10,228,904

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (Unaudited)

(amounts in thousands, except for share and per share data)

	Common Stock, $0.01 Par Value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balance at January 1, 2008	10,338,896	$103	$235,407	$(231,468)	$4,042
Stock-based compensation	—	—	894	—	894
Common stock issued for consulting services	5,770	—	19	—	19
Net loss	—	—	—	(43,968)	(43,968)
Balance at September 30, 2008	10,344,666	$103	$236,320	$(275,436)	$(39,013)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(43,968)	$(134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,800	6,371
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	26	—
Provision for doubtful accounts	(9)	10
Stock-based compensation	913	1,690
Goodwill impairment	31,085	—
Change in fair value of warrant liability	(130)	(1,643)
Change in fair value of derivative liability	(287)	(7,056)
Reduction in liquidated damages payable under registration rights agreements	—	(719)
Write-off of fixed assets	—	97
Sub-total	(6,570)	(1,384)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	4,959	278
Finished goods inventory	—	281
Prepaid expenses and other current assets	61	(423)
Income taxes refundable	260	(330)
Deposits	15	1
Increase (decrease) in -
Accounts payable	(995)	(426)
Accrued expenses	(1,104)	1,307
Accrued interest payable	2,627	2,256
Deferred revenue	(44)	259
Deferred rent	(20)	(10)
Income taxes payable	—	(348)
Financing agreements	(19)	—
Liquidated damages payable under registration rights agreements	(410)	(500)
Net cash provided by (used in) operating activities	(1,240)	961

Cash flows from investing activities:
Purchases of property and equipment	(258)	(391)
Net cash used in investing activities	(258)	(391)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	102
Principal payments on senior secured notes payable	(313)	—
Decrease in restricted cash	13	86
Net cash provided by (used in) financing activities	(300)	188

Cash and cash equivalents:
Net increase (decrease)	(1,798)	758
Balance at beginning of period	4,268	5,602
Balance at end of period	$2,470	$6,360

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(amounts in thousands)

	Nine Months Ended September 30,
	2008	2007

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$1,495	$1,139
Income taxes	$—	$678

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months and Nine Months Ended September 30, 2008 and 2007

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

As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness.  In addition to this initial default, the Company has since entered into other events of default which continue to be in effect as of September 30, 2008.  During 2007 and 2008, the Company entered into a series of forbearance agreements with the investors in the senior notes with respect to these defaults.

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

Pursuant to a series of Forbearance and Consent Agreements with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default which were then in existence during the period, from April 17, 2007 through February 20, 2008, in exchange for aggregate cash payments of $1,000,000 in 2007 and $494,423 in February 2008.  The payments made by the Company under the Forbearance and Consent Agreements were credited against the registration delay cash penalties and interest on the penalties resulting from the Company’s default under the various agreements between the Company and the Senior Financing investors.  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 16.0% per annum.

In addition, as a result of a significant and unexpected deterioration in MediaDefender’s business operations and prospects beginning during the latter part of June 2008, including less than anticipated revenues in 2008 from MediaDefender’s new advertising initiatives and a significant further erosion of demand for MediaDefender’s core internet anti-piracy services by the entertainment industry, the Company’s operations and cash flows were materially and negatively impacted.  Accordingly, at June 30, 2008, the Company recorded a non-cash charge to operations to reflect the impairment of MediaDefender goodwill of $25,585,000, based on the Company’s conclusion that the current carrying value of the MediaDefender segment goodwill of $31,085,000 was substantially and permanently impaired at June 30, 2008.  At September 30, 2008, as a result of continuing deterioration in MediaDefender’s operations during the three months then ended, the Company evaluated the remaining $5,500,000 of MediaDefender goodwill and determined that the carrying value of the MediaDefender operating unit exceeded the implied fair value of the reporting unit.  Accordingly, at September 30, 2008, the Company recorded an additional non-cash charge to operations of $5,500,000 to reflect the impairment of the remaining MediaDefender goodwill.

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

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s 2007 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

2.  BASIS OF PRESENTATION

Principles of Consolidation:

The accompanying condensed financial statements include the consolidated accounts of ADI and its subsidiaries in which it has controlling financial interests.  All intercompany accounts and transactions have been eliminated for all periods presented.

Interim Financial Information:

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2008, the results of operations for the three months and nine months ended September 30, 2008 and 2007, and the cash flows for the nine months ended September 30, 2008 and 2007.  The condensed consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements as of that date.

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

The Company’s results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

Net Income (Loss) Per Common Share:

The Company calculates net income (loss) per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS No. 128”), and EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”.  EITF 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128 and provides guidance on how to determine whether a security should be considered a “participating security”.

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

The calculation of diluted weighted average common shares outstanding for the three months and nine months ended September 30, 2008 and 2007 excluded the effect from the conversion of subordinated convertible notes payable, the exercise of stock options and warrants, since their effect would have been anti-dilutive.

Issued but unvested shares of common stock are excluded from the calculation of basic earnings per share, but are included in the calculation of diluted earnings per share, to the extent that they are not anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share for each period presented is as follows (amounts in thousands, except for share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Numerator:
Net loss, as reported	$(9,292)	$(183)	$(43,968)	$(134)

Allocation of net loss:
Basic:
Net loss applicable to common stockholders	$(9,292)	$(183)	$(43,968)	$(134)
Net loss applicable to subordinated convertible notes payable	—	—	—	—

Net loss	$(9,292)	$(183)	$(43,968)	$(134)

Diluted:
Net loss applicable to common stockholders	$(9,292)	$(183)	$(43,968)	$(134)
Net loss applicable to subordinated convertible notes payable	—	—	—	—

Net loss	$(9,292)	$(183)	$(43,968)	$(134)

Denominator:
Weighted average shares of common stock outstanding	10,344,666	10,292,611	10,344,666	10,228,904
Weighted average shares of common stock attributable to subordinated convertible notes payable	—	—	—	—
Weighted average shares of common stock used in calculating basic net loss per common share	10,344,666	10,292,611	10,344,666	10,228,904
Weighted average shares of common stock issuable upon exercise of outstanding stock options, based on the treasury stock method	—	—	—	—
Weighted average shares of common stock issuable upon exercise of subordinated convertible notes payable warrants, based on the treasury stock method	—	—	—	—
Weighted average shares of common stock used in computing diluted net loss per common share	10,344,666	10,292,611	10,344,666	10,228,904

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Calculation of net loss per common share:
Basic:
Net loss applicable to common stockholders	$(9,292)	$(183)	$(43,968)	$(134)

Weighted average shares of common stock used in calculating basic net loss per common share, including 17,844,052 participatory shares related to subordinated convertible notes payable	10,344,666	10,292,611	10,344,666	10,228,904
Net loss per common share applicable to common stockholders:	$(0.90)	$(0.02)	$(4.25)	$(0.01)

Diluted:
Net loss applicable to common stockholders	$(9,292)	$(183)	$(43,968)	$(134)

Weighted average shares of common stock used in calculating diluted net loss per common share	10,344,666	10,292,611	10,344,666	10,228,904

Net loss per common share applicable to common stockholders	$(0.90)	$(0.02)	$(4.25)	$(0.01)

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

Foreign Currency Transactions:

The Company’s reporting currency and functional currency is the United States dollar.  The Company periodically receives payments for services in Canadian dollars and British pounds, which are translated into United States dollars using the exchange rate in effect at the date of payment.  Gains or losses resulting from foreign currency transactions are included in other income (expense) in the statement of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirem, which shall be applied retrospectively for all periods presented.  The Company does not expect that the implementation of SFAS No. 160 will have any impact on its financial statement presentation or disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 131.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

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

The Company also acknowledged the terms of Non-Competition Agreements entered into on July 28, 2005 by MediaDefender and Mr. Saaf and Mr. Herrera.  The Non-Competition Agreements prohibit Mr. Saaf and Mr. Herrera from (i) engaging in certain competitive business activities, (ii) soliciting customers of MediaDefender or the Company, (iii) soliciting existing employees of MediaDefender or the Company, and (iv) disclosing any confidential information regarding MediaDefender or the Company.  Each agreement has a term of four years and shall continue to remain in force and effect in the event the above-referenced Employment Agreements are terminated prior to the end of the four-year term of the Non-Competition Agreements.  In consideration, Mr. Saaf and Mr. Herrera were each entitled to a payment of $525,000 from MediaDefender on December 31, 2006 (which payments were timely made).  As a result of these agreements, effective July 28, 2005, the Company recorded an asset of $1,050,000 for the non-competition agreements and a related liability of $1,050,000 for the guaranteed payments to MediaDefender management.  The $1,050,000 allocated to non-competition agreements is being amortized over the term of the employment agreements through December 31, 2008.

Mr. Saaf and Mr. Herrera each invested $2,250,000 in the convertible subordinated debt transaction entered into to fund the acquisition of MediaDefender on the same terms and conditions as the other investors in such financing (see Note 4).

In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Jonathan Diamond, its former Chief Executive Officer, to purchase 2,753,098 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction.  Options with respect to 1,045,000 shares were scheduled to vest over three years and options with respect to 1,708,098 shares were scheduled to vest based on specified performance milestones.  The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,936,450, which was being recognized as stock-based compensation over the vesting period.  The terms of the time-vesting options were modified effective March 6, 2008 (see Note 9).  Mr. Diamond resigned as Chairman of the Board of Directors and a director of the Company on September 7, 2008.

In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Robert Weingarten, its former Chief Financial Officer, to purchase 550,000 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction.  Options with respect to 275,000 shares were scheduled to vest over three years and options with respect to 275,000 shares were scheduled to vest based on specified performance milestones.  The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $772,750, which was being recognized as stock-based compensation over the vesting period.  Mr. Weingarten resigned as Chief Financial Officer of the Company on August 31, 2007, at which time the terms of the time-vesting options were modified.

Upon the closing of the transaction, the Company issued 1,109,032 shares of common stock and a seven-year warrant to purchase 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC (“WNT07”).  The managers of WNT07 are Eric Pulier and Teymour Boutros-Ghali, both of whom were, at the time of the issuance of the consideration, members of the Company’s Board of Directors.  The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company with respect to the MediaDefender acquisition.  The consideration issued to WNT07 was approved by the disinterested members of the Company’s Board of Directors.  The shares and warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The shares of common stock were valued at $1,585,916 ($1.43 per share) and the warrants were valued at $83,939, based on a valuation report prepared by an independent valuation firm.  The aggregate value of $1,669,855 was allocated $333,971 (20%) to a covenant not to compete (as described below) and $1,335,884 (80%) to the costs that the Company incurred to acquire MediaDefender, based on management’s estimate of the relative values, as confirmed by the independent valuation firm.  Mr. Pulier and Mr. Boutros-Ghali resigned as directors of the Company on August 12, 2008.

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

The Company determined that the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing created derivative liabilities in accordance with EITF 00-19 because share settlement of these financial instruments was not within the control of the Company, since the Company could not conclude that it had sufficient authorized but unissued common shares available to satisfy its potential share obligations under the warrant agreements.  The Company reached this conclusion because:  (1) the Company has an obligation to file a registration statement with the SEC to register the common stock underlying warrants, and to have such registration statement declared effective, and to maintain effective such registration statement, or to pay penalties in the form of liquidated damages for each thirty-day period that such registration statement is not effective, (2) the warrants contained dilution protection features, with no limit or cap on the number of shares that could be issued by the Company pursuant to such provisions, and (3) the warrants contained certain price reset features.  Accordingly, the fair value of the warrants was accounted for as a derivative and presented as warrant liability.

Pursuant to the terms of a letter agreement, dated July 15, 2005, by and between the Company and Broadband Capital Management LLC (“Broadband”), effective July 28, 2005, the Company issued to Broadband (including its affiliates) a Sub-Debt Note in the aggregate amount of $1,460,500 (in addition to the $30,000,000 referred to above) and five-year warrants to purchase 1,516,935 shares of common stock with an exercise price of $1.55 per share.  The Sub-Debt Note and warrants issued to Broadband and its affiliates were issued on the same terms and conditions granted to the other Sub-Debt Financing investors.  The securities were issued as partial consideration for Broadband’s services as the Company’s placement agent in the Sub-Debt Financing and the Senior Financing.  The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The Broadband warrants were valued at $1,077,024 based on a valuation report prepared by an independent valuation firm utilizing the Black-Scholes option-pricing model.  The aggregate value of the Sub-Debt Note, the warrants and additional cash payments to Broadband aggregating $299,500 were charged to deferred financing costs and are being amortized to other expense over the term of the debt.  The securities issued to Broadband and its affiliates were accounted for in a manner consistent with the accounting for the Sub-Debt Notes and Sub-Debt Warrants as described above.

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

In accordance with EITF 00-19-2, which the Company adopted as of December 31, 2006, and SFAS No. 5, the Company accrued seven months liquidated damages (through mid-August 2007) under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006, which was reduced by $395,000 as a result of the Company’s registration statement being declared effective on July 6, 2007, which was earlier than originally estimated, and by an aggregate of $1,000,000 of advance payments made to the holders of the Senior Financing during the year ended December 31, 2007 for liquidated damages under the registration rights agreement.  Accordingly, liquidated damages payable under registration rights agreements were $2,382,000 at December 31, 2007.  During the nine months ended September 30, 2008, the Company made a further payment to the holders of the Senior Financing with respect to liquidated damages under the registration rights agreement of $410,000, thus reducing liquidated damages payable to $1,972,000 at September 30, 2008.  Liquidated damages payable are presented as a current liability in the Company’s balance sheet.  The Company believes that the amount of the liquidated damages accrued reflects the undiscounted maximum potential amount of liquidated damages payable to the holders of the Senior Financing and the Sub-Debt Financing since the underlying shares became generally available for resale under an effective registration statement on July 6, 2007.

A summary of the registration penalty accrual at September 30, 2008 and December 31, 2007 is presented below.

	September 30, 2008	December 31, 2007

Senior secured notes payable	$—	$410,000
Subordinated convertible notes payable	1,972,000	1,972,000
Total registration penalty accrual	$1,972,000	$2,382,000

As of September 30, 2008 and December 31, 2007, approximately $12,994,000 and $13,307,000 principal amount was outstanding with respect to the Senior Financing, respectively, and approximately $27,658,000 principal amount was outstanding with respect to the Sub-Debt Financing.  In addition, at September 30, 2008, approximately $81,000 and $5,898,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively.  At December 31, 2007, approximately $146,000 and $3,206,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively.  Through September 30, 2008, the Company had made payments with respect to the registration delay penalties to the holders of the Senior Notes aggregating $1,410,000, of which $1,000,000 was paid during 2007.  Through September 30, 2008, the Company had not made any payments with respect to the registration delay penalties to the holders of the Sub-Debt Notes.  As a result of the registration failure, the failure to pay certain of the registration delay penalties, and the various financial covenant breaches and other breaches of the terms of the Senior Financing and the Sub-Debt Financing, multiple events of default exist under the Senior Financing and the Sub-Debt Financing.  The terms of the Subordination Agreement among the Company and the creditor parties thereto (the “Subordination Agreement”) prevent the Company from making any cash payments to the Sub-Debt Note holders until the events of default under the Senior Financing are either cured or waived.  Furthermore, upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may only demand redemption of all or any portion of their respective notes under certain circumstances as described in the Subordination Agreement. The Company does not have the capital resources necessary to cure the existing events of default, or to repay any accelerated indebtedness or redemption or penalty amounts.

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

A summary of accrued interest payable at September 30, 2008 and December 31, 2007 is presented below.

	September 30, 2008	December 31, 2007

Senior secured notes payable	$81,000	$67,000
Subordinated convertible notes payable	5,526,000	3,034,000
Liquidated damages payable with respect to:
Senior secured notes payable	—	79,000
Subordinated convertible notes payable	372,000	172,000
Total accrued interest payable	$5,979,000	$3,352,000

Pursuant to a series of Forbearance and Consent Agreements with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, from April 17, 2007 through February 20, 2008, in exchange for aggregate cash payments of $1,000,000 in 2007 (applied against accrued registration delay penalties) and $494,423 ($410,000 applied against accrued registration delay penalties and $84,423 applied against interest on accrued registration delay penalties) in February 2008.  The payments made by the Company under the Forbearance and Consent Agreements were credited against the registration delay cash penalties and interest on the penalties resulting from the Company’s default under the various agreements between the Company and the Senior Financing investors.  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 16.0% per annum.

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

The valuation model used the following assumptions for the original valuation and for each succeeding quarterly valuation:

	2005		2006	2007				2008
Embedded derivatives	28-Jul	31-Dec	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep

Initial fair value of common stock ($)	1.43	—	—	—	—	—	—	—	—	—

Fair value of common stock at each subsequent reporting period end	—	3.3	2.35	1.9	2	1.8	0.38	0.38	0.27	0.03

Conversion price ($)	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.55

Terminal time period in months	48	43	31	28	25	22	19	16	13	10

Expected return	4.04%	4.35%	4.69%	4.58%	4.87%	3.97%	3.05%	1.62%	2.35%	1.78%

Initial volatility factor	55%	—	—	—	—	—	—	—	—	—

Volatility factor for each subsequent reporting period	—	59%	53%	60%	56%	63%	73%	67%	74%	208.3%

Triggering events to forced conversion:

Event 1 - stock price equal or above ($)	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32

Event 2 - daily share trading volume equal or above (in thousands)	200	200	200	200	200	200	200	200	200	200

Lack of liquidity discount for the limitation on conversion	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%

The Company determined that the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing created derivative liabilities in accordance with EITF 00-19 because share settlement of these financial instruments was not within the control of the Company, since the Company could not conclude that it had sufficient authorized but unissued common shares available to satisfy its potential share obligations under the warrant agreements.  The Company reached this conclusion because:  (1) the Company has an obligation to file a registration statement with the SEC to register the common stock underlying warrants, and to have such registration statement declared effective, and to maintain effective such registration statement, or to pay penalties in the form of liquidated damages for each thirty-day period that such registration statement is not effective, (2) the warrants contained dilution protection features, with no limit or cap on the number of shares that could be issued by the Company pursuant to such provisions, and (3) the warrants contained certain price reset features.  Accordingly, the fair value of the warrants was accounted for as a derivative and presented as warrant liability.

The Company calculated the fair value of the various warrants using the Black Scholes option-pricing model, using the volatility factor determined by the independent valuation firm.  The valuation model used the following assumptions for the original valuation and for each succeeding quarterly valuation.

	2005		2006	2007				2008
Warrant liability	28-Jul	31-Dec	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep

Initial fair value of common stock ($)	1.43	—	—	—	—	—	—	—	—	—

Fair value of common stock at each subsequent reporting period end ($)	—	3.3	2.35	1.9	2	1.8	0.38	0.38	0.27	0.03

Exercise price:

Senior warrants ($)	2	2	2	2	2	2	2	2	2	2

Sub-debt warrants ($)	1.55	1.55	1.43	1.43	1.43	1.43	1.43	1.43	1.43	1.43

Libra warrant ($)	2	2	—	—	—	—	—	—	—	—

Time period in months:

Senior warrants	60	55	43	40	37	34	31	28	25	22

Sub-debt warrants	60	55	43	40	37	34	31	28	25	22

Libra warrant	84	79	—	—	—	—	—	—	—	—

Expected return %	4.04	4.35	4.69	4.58	4.89	4.03	3.45	1.62	2.35	2.28

Initial volatility factor	55%	—	—	—	—	—	—	—	—	—

Volatility factor for each subsequent reporting period	—	59%	53%	60%	56%	63%	73%	67%	74%	208.3%

The Company’s Sub-Debt Notes contain compound embedded derivatives (as described above) that required that they be bifurcated from the debt host instrument at the date of issuance and valued.  The calculation of the fair value of the compound embedded derivatives required the use of a more sophisticated valuation model than a Black-Scholes option-pricing model.  Accordingly, the Company retained an independent valuation firm to assist in calculating the fair value of the compound embedded derivatives, and the changes in fair value at each subsequent period end.  The Company, with the assistance of the independent valuation firm, calculated the fair value of the compound embedded derivatives associated with the Sub-Debt Notes in accordance with SFAS No. 133 Implementation Issue No. B15, “Embedded Derivatives:  Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”, by utilizing a complex, customized, binomial lattice model suitable in the valuation of path-dependent American options.  This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

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

The warrant liability and the derivative liability, as described above, are the only financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis.  The following table presents the warrant liability and the derivative liability at their level within the fair value hierarchy during the three months and nine months ended September 30, 2008, as well as a reconciliation of the changes to the beginning and ending balances of such financial instruments during such period.

	Fair Value
	Level 1	Level 2	Level 3	Total
Warrant liability:
Balance, December 31, 2007	$—	$164,000	$—	$164,000
Change in fair value – gain	—	(65,000)	—	(65,000)
Balance, March 31, 2008	—	99,000	—	99,000
Change in fair value – gain	—	(35,000)	—	(35,000)
Balance, June 30, 2008	—	64,000	—	64,000
Change in fair value - gain	—	(30,000)	—	(30,000)
Balance, September 30, 2008	$—	$34,000	$—	$34,000

Derivative liability:
Balance, December 31, 2007	$—	$313,000	$—	$313,000
Change in fair value – gain	—	(171,000)	—	(171,000)
Balance, March 31, 2008	—	142,000	—	142,000
Change in fair value – gain	—	(117,000)	—	(117,000)
Balance, June 30, 2008	—	25,000	—	25,000
Change in fair value - loss	—	1,000	—	1,000
Balance, September 30, 2008	$—	$26,000	$—	$26,000

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

During the three months ended September 30, 2007, the Company performed its second annual impairment test with respect to the goodwill recognized in conjunction with the acquisition of MediaDefender and determined that there was no indication of impairment.  Due to the reduced sales activity and lower operating margins in the Company’s anti-piracy business for 2007 and internal projections for 2008, the Company reviewed the impairment calculations at December 31, 2007 and noted that although the test thresholds were narrower, an impairment adjustment was still not required.  The Company’s further review of the impairment calculations at March 31, 2008 was consistent with the Company’s observations and conclusions at December 31, 2007, which allowed for a further decline in revenues in 2008.

In early July 2008, as a result of significant and unexpected developments during the latter part of June 2008 with respect to the business of MediaDefender, the Company concluded that the carrying value of the MediaDefender segment goodwill of $31,085,000 was substantially and permanently impaired at June 30, 2008.

Management reached this conclusion based on various factors, including less than anticipated revenues in 2008 from MediaDefender’s new advertising initiatives and a significant further erosion of demand for MediaDefender’s core internet anti-piracy services by the entertainment industry.  In particular, the Company was advised by one of MediaDefender’s larger customers, which represented approximately 18% of MediaDefender’s revenues for the year ended December 31, 2007, that it intended to substantially curtail its use of MediaDefender’s anti-piracy services subsequent to the expiration of its current contract with MediaDefender on June 30, 2008.

Based on these recent developments, the Company reduced MediaDefender’s financial projections for the remainder of 2008 and beyond and determined that MediaDefender’s goodwill was permanently impaired, as a result of which the Company recorded a non-cash charge to operations at June 30, 2008 of $25,585,000.  The calculation of the goodwill impairment charge at June 30, 2008 was based on various estimates, assumptions and pending issues.  At September 30, 2008, as a result of a continuing deterioration in MediaDefender’s operations during the three months then ended, the Company evaluated the remaining $5,500,000 of MediaDefender goodwill and determined that the carrying value of the MediaDefender operating unit exceeded the implied fair value of the reporting unit.  Accordingly, at September 30, 2008, the Company recorded an additional non-cash charge to operations to reflect the impairment of the remaining MediaDefender goodwill of $5,500,000.

7.  RELATED PARTY TRANSACTIONS

On January 12, 2007, the Company entered into a consulting agreement with Eric Pulier, a director of the Company at that time, through WNT Consulting Group, a California limited liability company wholly-owned by Mr. Pulier (“WNT”).  During the term of the consulting agreement, which commenced January 12, 2007 and continues in effect until any party provides ten days prior written notice to the other parties of its intention to terminate, Mr. Pulier will provide non-exclusive consulting and advisory services to the Company outside of the ordinary course of his services as a member of the Board of Directors.  In consideration, Mr. Pulier (through WNT) is entitled to receive hourly compensation at the rate of $500 per hour.  Any consulting request made by the Company must be approved in advance by all parties prior to commencement of services.  The new consulting agreement was approved by the Compensation Committee of the Company’s Board of Directors.  During the three months and nine months ended September 30, 2008 and 2007, Mr. Pulier (through WNT) did not earn any fees under the new consulting agreement.  Mr. Pulier resigned as a director of the Company on August 12, 2008.

During the three months ended September 30, 2008 and 2007, the Company incurred legal fees of $4,000 and $3,000, respectively, and during the nine months ended September 30, 2008 and 2007, the Company incurred legal fees of $19,000 and $6,000, respectively, to Davis Shapiro Lewit & Hayes, LLP, a law firm in which Fred Davis, a director of the Company, is a partner.

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

Effective March 7, 2008, the Board of Directors appointed Dimitri Villard as Interim Chief Executive Officer of the Company to serve on an “at will” basis at a monthly compensation of $25,000.  Mr. Villard was subsequently appointed as Chairman of the Board of Directors.

On September 25, 2008, the Company and Coghill Capital Management, LLC (“Coghill”), a related party as discussed below, entered into a non-binding letter of intent (the “Letter of Intent”).  The Letter of Intent contemplated a possible sale of all of the media and e-commerce business operations of the Company, including, but not limited to, all of the business and assets (subject to certain exclusions) of ARTISTdirect Internet Group, Inc. to Coghill, through one or more of its affiliates or designees, for a preliminary purchase price of $2,860,000 (subject to certain adjustments as set forth in the Letter of Intent).  The contemplated transaction did not include the business and assets of MediaDefender, Inc.

The transaction was subject to the negotiation and execution of a mutually acceptable asset purchase agreement containing representations and warranties, covenants, conditions, indemnities, and other provisions customary for transactions of the nature of the Transaction (the “Definitive Agreement”).  The transaction was also subject to the satisfactory completion of a due diligence review by Coghill of the business, financial and legal affairs of the Company, and receipt of necessary consents and approvals of regulatory agencies and third parties.  The parties proposed that the closing of the transaction would take place on the earliest practicable date after (i) satisfactory completion of Coghill’s due diligence and (ii) execution of a Definitive Agreement.

As an inducement to each of the Company and Coghill to continue to discuss and negotiate the transaction, the parties agreed to work in good faith with each other to negotiate the transaction on an exclusive basis through the earlier of:  (i) October 8, 2008, (ii) the date on which the parties executed a Definitive Agreement for a transaction, or (iii) the date, if any, that Coghill advised the Company in writing that it no longer had an interest in pursuing the transaction.

The Letter of Intent also provided for the payment of a break-up fee of $140,000 payable by the Company to Coghill in specified circumstances involving the failure to consummate the transaction.  In the event (i) the Company entered into a definitive agreement with respect to a competing transaction prior to the expiration of the Letter of Intent, (ii) the Letter of Intent expires prior to the execution of a Definitive Agreement (other than by reason of Coghill having either (x) advised the Company in writing that it no longer wished to pursue the transaction, or (y) not proceeded expeditiously and in good faith with its due diligence review or the negotiation of the Definitive Agreement) and within six months after such expiration, the Company enters into a definitive agreement with respect to a competing transaction, or (iii) the Company does not use all commercially reasonable efforts to proceed with the transaction under the terms and conditions hereunder, provided however, that Coghill is willing to proceed with such transaction, then, in each case, the Company shall be obligated to pay to Coghill a break-up fee equal to $140,000 to cover Coghill’s costs, fees and expenses (including legal fees and expenses) reasonably incurred in connection with the Letter of Intent, the proposed transaction and under the Definitive Agreement.

Subsequently, Coghill and the Company agreed to terminate the Letter of Intent, as a result of which the Company became obligated to pay the $140,000 break-up fee to Coghill.  The Company recorded the $140,000 break-up fee as a charge to operations and a liability at September 30, 2008.

CCM Master Qualified Fund, Ltd., an affiliate of Coghill (“CCM”), purchased a $13,000,000 convertible promissory note in the Sub-Debt Financing and received a warrant to purchase up to 691,935 shares of the Company’s common stock in accordance with the terms of the Sub-Debt Financing (see Note 4).  CCM also purchased a $2,000,000 promissory note in the Senior Financing and received a warrant to purchase up to 433,333 shares of the Company’s common stock in accordance with the terms of the Senior Financing (see Note 4).  The Company has been advised that, effective as of October 31, 2008, CCM had sold its subordinated convertible debt in the Company with a face value of $12,380,000 convertible into shares of the Company’s common stock at $1.55 per share at any time prior to July 28, 2009 (subject to an ownership limitation of 9.99%), warrants to purchase 433,333 shares of the Company’s common stock exercisable at $2.00 per share through July 28, 2010 (subject to an ownership limitation of 9.99%), and 395,468 shares of the Company’s common stock, to an unrelated third party.

See Notes 3, 4, 8 and 9 for information with respect to additional related party transactions.

8.  EQUITY-BASED TRANSACTIONS

2006 Equity Incentive Plan:

No shares were issued during the three months and nine months ended September 30, 2008.  During the three months and nine months ended September 30, 2007, the Company issued 5,769 shares and 17,307 shares of common stock, respectively, pursuant to consulting agreements described at Note 9.  The Company also issued stock options as described below.

Effective February 2, 2007, the Company issued to Rene L. Rousselet, the Company’s Corporate Controller and Chief Accounting Officer, a stock option to purchase 50,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant.  The stock option vested and became exercisable in equal installments on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $60,000, of which $15,000 and $45,000 was charged to operations during the three months and nine months ended September 30, 2007.

Effective February 2, 2007, the Company issued to its Vice President of Worldwide Sales a stock option to purchase 300,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant.  Options with respect to 175,000 shares are scheduled to vest in seven equal quarterly installments on June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, and options with respect to 125,000 shares will vest on the achievement of performance targets to be mutually determined by the parties.  The fair value of the time-vested portion of this stock option, determined pursuant to the Black-Scholes option-pricing model, was $208,000, of which $29,000 and $30,000 was charged to operations during the three months ended September 30, 2008 and 2007, respectively, and $89,000 and $60,000 was charged to operations during the nine months ended September 30, 2008 and 2007, respectively.

The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the aforementioned options were as follows:

Stock price on date of grant	$1.50
Risk-free interest rate	4.88%
Volatility	1.065%
Dividend yield	0%
Weighted average expected life (years)	5
Weighted average fair value of option	$1.19

A summary of stock option activity under the 2006 Equity Incentive Plan during the nine months ended September 30, 2008 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2007	601,551	$1.96
Granted	—
Exercised	—
Canceled/Expired	—
Options outstanding at September 30, 2008	601,551	$1.96
Options exercisable at September 30, 2008	451,551	$2.12

The intrinsic value of exercisable but unexercised in-the-money options at September 30, 2008 was $0.

1999 Employee Stock Option Plan:

A summary of stock option activity under the 1999 Employee Stock Option Plan during the nine months ended September 30, 2008 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2007	818,077	$2.81
Granted	—
Exercised	—
Canceled/Expired	(35,687)	7.50
Options outstanding at September 30, 2008	782,390	$2.32
Options exercisable at September 30, 2008	744,295	$2.57

The intrinsic value of exercisable but unexercised in-the-money options at September 30, 2008 and 2007 was $0 and $133,000.  The intrinsic value of options exercised during the nine months ended September 30, 2007 was $45,000.

During the three months ended September 30, 2008 and 2007, the Company recorded $78,000 and $580,000, respectively, and during the nine months ended September 30 2008, the Company recorded $805,000 and $1,366,000, respectively, as a charge to operations to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R.

As of September 30, 2008, unrecognized compensation cost related to all unvested stock options will be charged to operations as follows (amounts are in thousands):

Years Ending December 31,
2008 (three months)	$108
2009	26
Total	$134

9.  COMMITMENTS AND CONTINGENCIES

Employment Agreements:

In connection with the acquisition of MediaDefender (see Note 3), the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves defined operating earnings in fiscal 2007 and 2008, respectively.  The fiscal 2007 bonus aggregating $700,000 was accrued ratably during 2007 and was paid in March 2008.  The Company does not anticipate that any bonuses will be earned under the respective employment agreements during 2008.  Mr. Saaf and Mr. Herrera recently advised the Company that although they do not intend to enter into new employment agreements with MediaDefender subsequent to December 31, 2008, they intend to continue in their same management positions subsequent to that date.

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

Pursuant to an Amended and Restated Services Agreement dated as of March 6, 2008 (the “Services Agreement”) between the Company and Mr. Diamond, Mr. Diamond’s employment as Chief Executive Officer was ended and he was elected as the Company’s Chairman of the Board of Directors (the “Chairman”) effective March 6, 2008.  Under the Services Agreement, in consideration of Mr. Diamond’s waiver of his rights contained in the Employment Agreement dated as of July 28, 2005 (the “Prior Agreement”), the execution by Mr. Diamond of a general release in favor of the Company and its affiliates, and his agreement to serve as Chairman, the Company agreed to (a) pay Mr. Diamond a severance payment of $350,000 payable in semi-monthly installments for a period of six months, (b) accelerate the vesting of Mr. Diamond’s “Time Vesting” options, (c) accelerate the vesting of Mr. Diamond’s options granted in 2004 to purchase 259,659 shares (the “2004 Options”), (d) extend to February 5, 2011 the exercisability of the Time Vesting Options and to March 29, 2011 for the 2004 Options, and (e) pay Mr. Diamond his accrued base salary through February 29, 2008 and 40 days of accrued vacation time.  The severance payment was recorded as a charge to operations during the three months ended March 31, 2008 and the nine months ended September 30, 2008.  The Company also recorded stock-based compensation costs of $571,000 during the three months ended March 31, 2008 and the nine months ended September 30, 2008 with respect to this settlement.  Mr. Diamond resigned as Chairman of the Board of Directors and a director of the Company on September 7, 2008.

Future base payments under these employment agreements and arrangements as of September 30, 2008 are as follows (amounts are in thousands):

Years Ending December 31,

2008 (three months)	$230
2009	33
$263

Consulting Agreements:

On October 1, 2006, the Company entered into a one-year non-exclusive consulting agreement with an entity for business development consulting services.  The consulting agreement provided for a base monthly fee of $7,500, certain performance-related bonuses, and stock options to acquire 5,000 shares of common stock on the last day of each month of the term of the consulting agreement through September 30, 2007.  Accordingly, during the three months and nine months ended September 30, 2007, the Company issued options to acquire 15,000 shares and 45,000 shares of common stock, respectively, pursuant to the Company’s 2006 Equity Incentive Plan, exercisable through November 30, 2011, at prices ranging from $1.55 to $2.30 per share, the market price on the date of each grant.  The options were fully vested when issued.  The aggregate fair value of the options, calculated pursuant to the Black-Scholes option-pricing model, for the three months and nine months ended September 30, 2007, was $25,000 and $71,000, respectively, and was charged to operations. The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the options were as follows:

Stock price on date of grant	$1.55 - 2.20
Risk-free interest rate	4.84 – 4.93%
Volatility	105.8 – 111.6%
Dividend yield	0%
Weighted average expected life (years)	4.65 – 4.85
Weighted average fair value of option	$1.22 - 1.74

On October 9, 2006, the Company entered into an eighteen-month non-exclusive consulting agreement with Wood River Ventures, LLC and Jonathan Dolgen for consulting and advisory services with respect to the business and operations of the Company.  The consulting agreement provided for an aggregate cash fee of $187,500, payable quarterly in six installments of $31,250, and a stock award valued at $112,500, consisting of 34,615 shares of common stock based on the Company’s closing stock price on October 10, 2006 of $3.25 per share to be issued under the Company’s 2006 Equity Incentive Plan.  The shares vested pro rata over the eighteen-month period of the consulting agreement, beginning on October 10, 2006 and thereafter monthly on the first day of each month of the term of the consulting agreement through March 2008.  In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the shares granted under this consulting agreement were valued each month based on the closing market price on the first day of each month to determine the amount to be recorded as a charge to operations over the eighteen-month term of the consulting agreement.  There were no shares issued under this consulting agreement during the three months ended September 30, 2008.  For the three months ended September 30, 2007, the Company issued 5,769 shares of common stock under this consulting agreement with a fair value of $19,000.  During the nine months ended September 30, 2008 and 2007, the Company issued 5,769 and 17,307 shares of common stock, respectively, under this consulting agreement, with a fair value of $19,000 and $57,000, respectively.

On February 7, 2008, the Company entered into an Engagement Letter (“Engagement Letter”) with Salem Partners LLC (“Salem Partners”).  Under the terms of the Engagement Letter, Salem Partners was engaged as financial advisor to the Company on an exclusive basis for a period of twelve months (a) in connection with an M&A transaction involving the Company and (b) to render an opinion, if requested, in a transaction involving the restructuring of the material terms of the Company’s senior secured notes payable and/or subordinated convertible notes payable.  An M&A transaction, whether effected in one transaction or a series of transactions, was defined as any sale, merger, consolidation, reorganization or other business combination pursuant to which all or any portion of assets owned by the Company are sold or otherwise transferred to, or combined with, a third party or one or more third parties formed by or affiliated with such third party, including, without limitation, any joint venture.

As compensation for its services rendered pursuant to the Engagement Letter, Salem Partners was entitled to (a) a retainer fee of $50,000 per month, for the first four months of service, which fee is credited against the M&A transaction fee payable to Salem Partners pursuant to the engagement, plus a cash fee of the greater of (x) 2.0% of the portion of the Aggregate Consideration of an M&A transaction, and (y) $1 million, payable upon the closing of an M&A transaction, plus (b) a cash fee of $300,000 due upon the completion and delivery of an opinion regarding the M&A transaction, if requested by the Board of Directors of the Company, regardless of the conclusions of the opinion; plus (c) a cash fee of $300,000 in the case of a restructuring transaction for which Salem Partners delivers an opinion, due upon the completion and delivery of an opinion, regardless of the conclusions of the opinion; plus (d) $150,000 in the case of a restructuring transaction for which Salem Partners does not deliver an opinion.  For the purposes of calculating compensation payable, Aggregate Consideration was defined as:  (i) the total consideration paid or to be paid in cash or cash equivalents or in any form of equity (valued at fair market value) or debt in a transaction (including without limitation amounts received by holders of warrants, options or convertible securities); plus (ii) the principal amount of indebtedness for borrowed money assumed directly or indirectly by the purchaser.  Pursuant to an Amendment to the Engagement Letter with Salem Partners dated as of September 15, 2008 to limit the Company’s obligations under the Engagement Letter, the agreement with Salem Partners was terminated and the Company made a one-time cash payment of $125,000 to Salem Partners.  The Company recorded the $125,000 termination fee as a charge to operations and a liability at September 30, 2008.  The Company has no further obligation to pay any fees to Salem Partners in the future.

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

Future cash payments under such operating lease as of September 30, 2008 are as follows (amounts are in thousands):

Years Ending December 31,
2008 (three months)	$118
2009	485
2010	499
2011	471
$1,573

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

Most of the Company’s outstanding options and warrants were issued to employees, officers and directors in compensatory transactions accounted for under SFAS No. 123R.  Of the 3,228,585 options and warrants outstanding at September 30, 2008, 3,046,085 were issued to employees, officers and directors.  The Company believes that potential impact pursuant to EITF 00-19-2 of the remaining 182,500 options and warrants issued to consultants, advisors and others is not material to the consolidated financial statements.  These remaining 182,500 options and warrants are exercisable at prices ranging from $0.50 per share to $2.90 per share, which are substantially in excess of the current market value of the Company’s common stock.

The Company currently has 60,000,000 shares of common stock authorized, of which 10,344,666 shares of common stock were issued at September 30, 2008, resulting in 49,655,334 unissued shares at such date.  If all of the Company’s equity-based instruments were converted or exercised into shares of common stock in accordance with their respective original terms, without regard to whether such instruments have vested or are in-the-money, approximately 28,000,000 additional shares would be issued, resulting in a total of approximately 38,000,000 shares of common stock issued and outstanding.  Accordingly, this calculation results in approximately 22,000,000 shares of common stock available for issuance, in excess of all equity commitments that the Company currently has outstanding.

The Company has approximately $27,658,000 of Sub-Debt Notes outstanding at September 30, 2008, which are convertible into common stock at $1.55 per share and which represent the single largest component of such potential dilution (approximately 17,850,000 shares).  However, the financing agreements contain provisions that expressly prohibit the Company from issuing shares to a Sub-Debt Note holder if after the conversion, such Sub-Debt Note holder would exceed the respective limit called for in their Sub-Debt Note, either 4.99% or 9.99% of the Company’s outstanding common shares, thus the Company believes that it is very unlikely that all of the 17,850,000 shares issuable to the holders of the Sub-Debt Notes would be issued at one time or even in a short period of time.

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

As a result of the net losses reported for the three months and nine months ended September 30, 2008 and 2007, the Company did not record any provision for income taxes.  The Company reported a benefit from income taxes of $8,000 for the nine months ended September 30, 2008 due to a refund of a prior year over payment.

At December 31, 2007, the Company had net operating loss carryforwards of approximately $112,000,000 for Federal income tax purposes expiring beginning in 2019 and California state net operating loss carryforwards of approximately $118,000,000 expiring beginning in 2009.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets (primarily net operating loss carryforwards) is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible.  As of September 30, 2008 and December 31, 2007, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  A tax benefit from an uncertain tax position may only be recognized if it “more likely than not” that the position will be sustained on examination by the taxing authorities, based on its technical merits of the position.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and requires increased disclosures.  As of September 30, 2008 and December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

As of September 30, 2008, the Company’s 2005 and 2006 U.S. federal income tax returns were undergoing examination by the Internal Revenue Service.  The Internal Revenue Service has proposed various adjustments to the Company’s 2005 and 2006 taxable income.  Estimated taxes and interest relating to such adjustments have been accrued as income taxes payable in the Company’s financial statements at September 30, 2008 and December 31, 2007.  As the Internal Revenue Service has not completed its examination of the Company’s income tax returns, the Company is currently unable to predict the ultimate resolution of this matter.

11.  CONCENTRATIONS AND SEGMENT INFORMATION

During the three months and nine months ended September 30, 2008 and 2007, the Company’s operations consisted of three reportable segments:  e-commerce, media, and anti-piracy and file-sharing services.

Concentrations:

During the three months and nine months ended September 30, 2008, e-commerce revenues were generated from individual online sales of CD’s and DVD’s shipped directly to the consumer from a third party fulfillment company.  During the three months and nine months ended September 30, 2007, approximately 53% and 59%, respectively, of e-commerce revenues were generated from the products related to a single merchandising entity.  The Company restructured its relationship with this merchandising entity effective August 31, 2007 to eliminate merchandise sales and focus on music sales, which, as expected, has had a significant negative impact on e-commerce revenues, although it has had a limited impact on operating margins.

During the three months and nine months ended September 30, 2008 and 2007, the Company’s media revenues were generated by two outside sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s website and through affiliated websites, as well as by in-house sales personnel.  During the three months ended September 30, 2008 and 2007 approximately 29% and 37% respectively, of media revenues were generated by two customers.  During the three months ended September 30, 2008, one customer accounted for 19% and a second customer accounted for 10% of media revenues.  During the three months ended September 30, 2007, one customer accounted for 21% and a second customer accounted for 16% of media revenues.  During the nine months ended September 30, 2008, no one customer accounted for 10% or more of media revenues.  During the nine months ended September 30, 2007, one customer accounted for 16% of media revenues.

During the three months ended September 30, 2008, approximately 67% of MediaDefender’s net revenues were generated by three customers, with one customer accounting for 35%, a second customer accounting for 22%, and a third customer accounting for 10%.  During the three months ended September 30, 2007, approximately 66% of MediaDefender’s net revenues were generated by four customers, with one customer accounting for 21%, a second customer accounting for 18%, a third customer accounting for 15%, and a fourth customer accounting for 12%.

During the nine months ended September 30, 2008, approximately 63% of MediaDefender’s net revenues were generated by three customers, with one customer accounting for 31%, a second customer accounting for 20%, and a third customer accounting for 12%.  During the nine months ended September 30, 2007, approximately 66% of MediaDefender’s net revenues were generated by four customers, with one customer accounting for 20%, a second customer accounting for 17%, a third customer accounting for 17%, and a third customer accounting for 12%.

At September 30, 2008, the amounts due from these customers were approximately $1,023,705, which were included in accounts receivable.

During the three months ended September 30, 2008, MediaDefender purchased approximately 96% of its bandwidth from five suppliers.  During the three months ended September 30, 2007, MediaDefender purchased approximately 88% of its bandwidth from four suppliers.

During the nine months ended September 30, 2008, MediaDefender purchased approximately 89% of its bandwidth from four suppliers.  During the nine months ended September 30, 2007, MediaDefender purchased approximately 75% of its bandwidth from five suppliers.

At September 30, 2008, amounts payable to these suppliers aggregated approximately $87,000.  Although there are other suppliers of bandwidth, a change in suppliers could cause delays, which could adversely affect operations in the short-term.

Segment Information:

Information with respect to the Company’s operating segments for the three months and nine months ended September 30, 2008 and 2007 is presented below.

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months and nine months ended September 30, 2008 and 2007.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Loss to Adjusted EBITDA is also provided.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Revenue:
E-commerce	$71	$337	$269	$1,340
Media	938	1,974	3,225	5,139
Anti-piracy and file-sharing marketing services	1,879	3,627	6,315	11,498
	$2,888	$5,938	$9,809	$17,977
Adjusted EBITDA:
E-commerce	$(26)	$(71)	$(64)	$(194)
Media	(19)	667	332	1,744
Anti-piracy and file-sharing marketing services	102	1,009	199	4,140
	57	1,605	467	5,690
Corporate general and administrative expenses	(821)	(1,178)	(2,872)	(3,816)
Reduction in liquidated damages payable under registration rights agreements	—	—	—	719
	$(764)	$427	$(2,405)	$2,593

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Reconciliation of Adjusted EBITDA to Net Loss:
Adjusted EBITDA per segments	$(764)	$427	$(2,405)	$2,593
Stock-based compensation	(108)	(702)	(913)	(1,690)
Depreciation and amortization	(191)	(276)	(743)	(723)
Amortization of intangible assets	(339)	(888)	(2,115)	(2,714)
Amortization of deferred financing costs	(211)	(212)	(630)	(629)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	—	—	(26)	—
Interest income	6	59	48	160
Interest expense, including amortization of discount on debt of $776 and $777 for the three months ended September 30, 2008 and 2007, respectively, and $2,312 and $2,306 for the nine months ended September 30, 2008 and 2007, respectively	(2,214)	(1,805)	(6,524)	(5,733)
Change in fair value of warrant liability	30	512	130	1,643
Change in fair value of derivative liability	(1)	2,702	287	7,056
Goodwill impairment	(5,500)	—	(31,085)	—
Write-off of fixed assets	—	—	—	(97)
(Provision for) benefit from income taxes	—	—	8	—
Net loss	$(9,292)	$(183)	$(43,968)	$(134)

The following table summarizes assets as of September 30, 2008 and December 31, 2007.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

	September 30, 2008	December 31, 2007
	(in thousands)
Assets:
Corporate	$2,175	$3,144
E-commerce	227	248
Media	1,682	2,419
Anti-piracy and file-sharing marketing services	5,230	44,923
	$9,314	$50,734

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

The Company’s www.artistdirect.com website was recently redesigned and initially experienced significantly increased traffic after its relaunch in April 2008.  The ARTISTdirect Network continues to be rated by Comscore Media Metrix in the top three music-related websites, along with AOL Music, and Yahoo Music, in the music entertainment category.  In addition to music-related content, the Company’s website now includes movie reviews and ticketing, and additional new features are planned to be introduced over the next several months.  The Company also recently signed lyrics license agreements with two major music publishers and expects to conclude additional agreements with the other major music publishers in the near future, as a result of which the Company will begin to include music lyrics within its website.

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

MediaDefender is a provider of anti-piracy solutions in the internet-piracy-protection (“IPP”) industry.  Revenues related to MediaDefender’s anti-piracy activities declined in 2007 as compared to 2006, and continued to decline further in 2008.  The Company believes that the largest source of this decline is due to reduced spending on the part of the large entertainment conglomerates which have chosen alternative tactics to mitigate peer to peer piracy of their television programming and feature film catalog.  In addition, the major music labels have reduced efforts to combat illegal digital download due to a significant reduction in their sales and profitability (see “Net Revenue” below).  As a result of reduced revenues and profitability, the Company has concluded that the carrying value of the MediaDefender segment goodwill of $31,085,000 at December 31, 2007 had been substantially and permanently impaired during 2008.  Accordingly, the Company has fully written off such goodwill as a charge to operations during the nine months ended September 30, 2008.

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

As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness.  In addition to this initial default, the Company has since entered into other events of default which continue to be in effect as of September 30, 2008.  During 2007 and 2008, the Company entered into a series of forbearance agreements with the investors in the senior notes with respect to these defaults.

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

The payments made by the Company under the Forbearance and Consent Agreements were credited against the registration delay cash penalties and interest on the penalties resulting from the Company’s default under the various agreements between the Company and the Senior Financing investors.  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 16.0% per annum.

In addition, as a result of a significant and unexpected deterioration in MediaDefender’s business operations and prospects beginning during the latter part of June 2008, including less than anticipated revenues in 2008 from MediaDefender’s new advertising initiatives and a significant further erosion of demand for MediaDefender’s core internet anti-piracy services by the entertainment industry, the Company’s operations and cash flows were materially and negatively impacted.

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

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  As a result of the foregoing, the Company’s independent registered public accounting firm, in its report on the Company’s 2007 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent.  SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company does not expect that the implementation of SFAS No. 160 will have any impact on its financial statement presentation or disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

Results of Operations — Three Months Ended September 30, 2008 and 2007:

The following table presents information with respect to the Company’s condensed consolidated statements of operations as to actual amounts and as a percentage of total net revenue for the three months ended September 30, 2008 and 2007.

Condensed Consolidated Statements of Operations ($000):

	Three Months Ended September 30,
	2008		2007
	$	%	$	%
Net revenue:
E-commerce	$71	2.4%	$337	5.7%
Media	938	32.5%	1,974	33.2%
Anti-piracy and file-sharing marketing services	1,879	65.1%	3,627	61.1%
Total net revenue	2,888	100.0%	5,938	100.0%
Cost of revenue:
E-commerce	70	2.4%	353	5.9%
Media	659	22.8%	969	16.3%
Anti-piracy and file-sharing marketing services	1,513	52.4%	2,414	40.7%
Total cost of revenue	2,242	77.6%	3,736	62.9%
Gross profit (loss)	646	22.4%	2,202	37.1%
Operating expenses:
Sales and marketing	372	12.9%	553	9.3%
General and administrative (including stock-based compensation)	1,545	53.5%	2,982	50.2%
Development and engineering	112	3.9%	106	1.8%
Goodwill impairment	5,500	190.4%	—	—%
Total operating costs	7,529	260.7%	3,641	61.3%
Loss from operations	(6,883)	(238.3)%	(1,439)	(24.2)%
Interest income	6	0.2%	59	1.0%
Interest expense	(2,214)	(76.7)%	(1,805)	(30.4)%
Loss on foreign currency transactions	(4)	(0.1)%	—	—%
Other income (expense)	(15)	(0.5)%	—	—%
Change in fair value of warrant liability	30	1.0%	512	8.6%
Change in fair value of derivative liability	(1)	(0.0)%	2,702	45.5%
Amortization of deferred financing costs	211	(7.3)%	(212)	(3.6)%
Loss before income taxes	(9,292)	(321.7)%	(183)	(3.1)%
Provision for (benefit from) income taxes	—	—%	—	—%
Net loss	$(9,292)	(321.7)%	$(183)	(3.1)%

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended September 30, 2008 and 2007.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Loss to Adjusted EBITDA is also provided.

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Net Revenue:
E-commerce	$71	$337
Media	938	1,974
Anti-piracy and file-sharing marketing services	1,879	3,627
	$2,888	$5,938

Adjusted EBITDA:
E-commerce	$(26)	$(71)
Media	(19)	667
Anti-piracy and file-sharing marketing services	102	1,009
	57	1,605
Corporate general and administrative expenses	(821)	(1,178)
Reduction in liquidated damages payable under registration rights agreements	—	—
	$(764)	$427

	Three Months Ended September 30,
Reconciliation of Adjusted EBITDA to Net Loss	2008	2007
	(in thousands)

Adjusted EBITDA per segments	$(764)	$427
Stock-based compensation	(108)	(702)
Depreciation and amortization	(191)	(276)
Amortization of intangible assets	(339)	(888)
Amortization of deferred financing costs	(211)	(212)
Interest income	6	59
Interest expense, including amortization of discount on debt of $776 and $777 in 2008 and 2007, respectively	(2,214)	(1,805)
Change in fair value of warrant liability	30	512
Change in fair value of derivative liability	(1)	2,702
Goodwill impairment	(5,500)	—
(Provision for) benefit from income taxes	—	—
Net loss	$(9,292)	$(183)

Net Revenue.  The Company’s net revenue decreased by $3,050,000 or 51.4%, to $2,888,000 for the three months ended September 30, 2008, as compared to $5,938,000 for the three months ended September 30, 2007, primarily as a result of decreases in MediaDefender revenues of $1,748,000, media revenues of $1,036,000 and e-commerce revenues of $266,000.  MediaDefender revenues accounted for 65.1% of the Company’s total net revenue for the three months ended September 30, 2008, as compared to 61.1% of the Company’s total net revenue for the three months ended September 30, 2007.  The Company believes that a significant contributing factor for the decrease in revenues in 2008 as compared to 2007 is general cost-cutting measures by companies in light of a weakening economy.

As previously disclosed, management expected MediaDefender’s anti-piracy revenues to continue to decline in 2008 as compared to 2007.  MediaDefender’s revenue decreased by $1,748,000 or 48.2%, to $1,879,000 for the three months ended September 30, 2008, as compared to $3,627,000 for the three months ended September 30, 2007.  Revenues decreased in 2008 as compared to 2007 as a result of reduced spending on the part of major entertainment conglomerates on IPP services.  Specifically, MediaDefender’s anti-piracy revenues in 2008 were negatively impacted by the loss of one customer in November 2007 that accounted for 4% of MediaDefender’s 2007 annual revenue, which cited cost pressures subsequent to a change in ownership, and the loss of a second customer in January 2008 that accounted for 12% of MediaDefender’s 2007 annual revenues, which noted that they were evaluating the use of alternative methods to deal with online piracy.

During late June 2008, the Company was advised that a third customer that accounted for 18% of MediaDefender’s 2007 annual revenues was substantially curtailing its use of MediaDefender’s anti-piracy services subsequent to the expiration of its current contract with MediaDefender on June 30, 2008, citing uncertainty with respect to the effectiveness and cost/benefit of anti-piracy services.

During the three months ended September 30, 2008, approximately 67% of MediaDefender’s net revenues were generated by three customers, with one customer accounting for 35%, a second customer accounting for 22%, and a third customer accounting for 10%.  During the three months ended September 30, 2007, approximately 66% of MediaDefender’s net revenues were generated by four customers, with one customer accounting for 21%, a second customer accounting for 18%, a third customer accounting for 15%, and a fourth customer accounting for 12%.  At September 30, 2008, the amounts due from these customers were approximately $1,023,705, which were included in accounts receivable.

Media revenue decreased by $1,036,000 or 52.5%, to $938,000 for the three months ended September 30, 2008, as compared to $1,974,000 for the three months ended September 30, 2007.  Media revenue decreased in 2008 as compared to 2007 as a result of a general slow-down in online advertising, in particular banner and display advertising, and increased competition from new music-related websites.  In addition, in April 2007, the Company entered into a strategic partnership with T-Mobile with the launch of a specially designed United Kingdom counterpart to the Company’s United States-based online music destination website.  The United Kingdom version of ARTISTdirect.com (www.ARTISTdirect.com/uk) included numerous T-Mobile enhancements, including exclusive branded content provided by T-Mobile.  This contract concluded during June 2008.  During the three months ended September 30, 2008 and 2007, approximately $0 and $423,000, respectively, of media revenues were generated by T-Mobile.

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

During the three months ended September 30, 2008 and 2007, the Company’s media revenues were generated by two outside sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s website and through affiliated websites, as well as by in-house sales personnel.  During the three months ended September 30, 2008, one customer accounted for 19% and a second customer accounting for 10% of media revenues.  During the three months ended September 30, 2007, one customer accounted for 21% and a second customer accounted for 16% of media revenues.

E-commerce revenue decreased by $266,000 or 78.9%, to $71,000 for the three months ended September 30, 2008, as compared to $337,000 for the three months ended September 30, 2007.  Due to limited opportunities for revenue growth and acceptable gross margins, the Company has been de-emphasizing e-commerce activities over the past few years.  During the three months ended September 30, 2007, approximately 53% of e-commerce revenues were generated from the products related to a single music merchandising entity.  Effective August 31, 2007, the Company restructured its relationship with this music merchandising entity to eliminate such merchandise sales and focus on music sales, which has had a significant negative impact on e-commerce sales since such date.  As a result, although e-commerce sales decreased significantly in 2008 as compared to 2007, such restructuring had limited impact on e-commerce net operating margins, since such merchandise sales were generating nominal gross margins and the Company was able to implement internal cost savings as a result of this restructuring.

Cost of Revenue.  The Company’s total cost of revenue decreased by $1,494,000 or 40.0%, to $2,242,000 for the three months ended September 30, 2008, as compared to $3,736,000 for the three months ended September 30, 2007, primarily as a result of a decrease in MediaDefender cost of revenues of $901,000, media cost of revenues of $310,000, and e-commerce cost of revenues of $283,000.  Depreciation of property and equipment is included in cost of revenue for all business segments.

MediaDefender’s cost of revenues decreased by $901,000 or 37.3%, to $1,513,000 for the three months ended September 30, 2008, as compared to $2,414,000 for the three months ended September 30, 2007.  MediaDefender has continued to experience increased bandwidth, personnel and occupancy costs, which have had a continuing negative impact on costs of revenues in 2008 as compared to 2007.  Also included in MediaDefender’s cost of revenue for the three months ended September 30, 2008 and 2007 was the amortization of proprietary technology acquired in the MediaDefender transaction of $211,000 and $634,000, respectively.  Approximately $235,000 of the decrease in MediaDefender cost of revenues reflects the completion of amortization in July 2008 of the proprietary technology and $117,000 of reduced depreciation expense from the expiration of costs associated with assets with a three-year life which were acquired in the July 2005 MediaDefender transaction.  The remaining $361,000 decrease in MediaDefender cost of revenues is due to reductions in bandwidth and facilities charges, which reflect the restructuring of vendors and contracts to better accommodate reduced capacity requirements.

Media cost of revenue decreased by $310,000 or 32.0%, to $659,000 for the three months ended September 30, 2008, as compared to $969,000 for the three months ended September 30, 2007.  Media cost of revenue was 70.3% of media net revenue in 2008, as compared to 49.1% of media net revenue in 2007, which reflected the core non-variable cost of revenues for such segment.  The decrease in media cost of revenue also reflected the absence of content costs of $158,000 associated with a special sponsored advertising campaign in 2007.

E-commerce cost of revenue decreased by $283,000 or 80.2%, to $70,000 for the three months ended September 30, 2008, as compared to $353,000 for the three months ended September 30, 2007.  The decrease in e-commerce cost of revenue in 2008 as compared to 2007 was a result of the Company restructuring its relationship with a music merchandising entity to eliminate certain merchandise sales and focus on music sales, as described above in “Net Revenue”.

As a result of the foregoing, gross profit was $646,000 for the three months ended September 30, 2008, as compared to a gross profit of $2,202,000 for the three months ended September 30, 2007, reflecting gross margins of 22.4% and 37.1%, respectively.  A summary of gross profit (loss) and gross margin by segment is as follows ($000):

	Three Months Ended September 30,
	2008		2007
Segment:	Gross Profit	Gross Margin	Gross Profit (Loss)	Gross Margin

E-commerce	$1	1.4%	$(16)	(4.7)%
Media	279	29.7%	1,005	50.9%
Anti-piracy and file-sharing marketing services	366	19.5%	1,213	33.4%
Totals	$646	22.4%	$2,202	37.1%

Sales and Marketing.  The Company’s sales and marketing expense decreased by $181,000 or 32.7%, to $372,000 for the three months ended September 30, 2008, as compared to $553,000 for the three months ended September 30, 2007.  Also included in sales and marketing expense for the three months ended September 30, 2008 and 2007 is the amortization of customer relationships acquired in the MediaDefender transaction of $63,000 and $189,000, respectively.  Approximately $126,000 of the decrease in sales and marketing expense reflects the completion of amortization in July 2008 of the customer relationships with a three-year life that were acquired in the July 2005 MediaDefender transaction.

General and Administrative.  The Company’s general and administrative expense decreased by $1,437,000 or 48.2%, to $1,545,000 for the three months ended September 30, 2008, as compared to $2,982,000 for the three months ended September 30, 2007.  General and administrative expense decreased significantly in 2008 as compared to 2007 as a result of various factors, including a reduction in bonus accruals, and reduced legal and accounting fees, travel expenses, and equity-based compensation.

Significant components of general and administrative expense include management compensation (and bonuses, when applicable), personnel and personnel-related costs, insurance, legal and accounting fees, board compensation, consulting fees, occupancy costs and the provision for doubtful accounts.  Also included in general and administrative expense for the three months ended September 30, 2008 and 2007 are stock-based compensation costs of $108,000 and $702,000, respectively, and the amortization of non-competition agreements resulting from the July 2005 MediaDefender transaction of $66,000 for the three months ended September 30, 2008 and 2007.

During the three months ended September 30, 2008 and 2007, the Company incurred legal, accounting, consulting and printing fees and costs of approximately $148,000 and $487,000, respectively, relating to the preparation and filing of various documents with the SEC, negotiations with senior and subordinated note holders, review and analysis of various restructuring alternatives, amendments to financing agreements, and other ordinary course legal and accounting matters.  As a result of the event of defaults related to the Company’s senior and subordinated debt agreements (see “Going Concern” above), the Company has continued to incur significant costs in this regard in 2008.

Pursuant to an Amendment to the Engagement Letter between the Company and Salem Partners effective as of September 15, 2008, the Company entered into an agreement to limit the Company’s obligations to Salem Partners under the original Engagement Letter with Salem Partners dated February 7, 2008.  As a result, during the three months ended September 30, 2008, the Company recorded a charge to operations of $125,000 for the termination payment provided for in the Amendment to the Engagement Letter.  The original Engagement Letter had engaged Salem Partners as financial advisor to the Company on an exclusive basis for a period of twelve months, and had entitled Salem Partners to a restructuring success fee based on various factors.

On September 25, 2008, the Company and Coghill Capital Management, LLC (“Coghill”) entered into a non-binding letter of intent (the “Letter of Intent”).  The Letter of Intent contemplated a possible sale of all of the media and e-commerce business operations of the Company, including, but not limited to, all of the business and assets (subject to certain exclusions) of ARTISTdirect Internet Group, Inc. to Coghill, through one or more of its affiliates or designees, for a preliminary purchase price of $2,860,000 (subject to certain adjustments as set forth in the Letter of Intent).  The Letter of Intent also provided for the payment of a break-up fee of $140,000 payable by the Company to Coghill in specified circumstances involving the failure to consummate the transaction.  Subsequently, Coghill and the Company agreed to terminate the Letter of Intent, as a result of which the Company became obligated to pay the $140,000 break-up fee to Coghill.  The Company recorded the $140,000 break-up fee as a charge to operations at September 30, 2008.

Development and Engineering.  Development and engineering costs were $112,000 for the three months ended September 30, 2008, as compared to $106,000 for the three months ended September 30, 2007.  Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s website, and are charged to operations as incurred.

Goodwill Impairment.  As a result of a significant and unexpected deterioration in MediaDefender’s business operations and prospects beginning during the latter part of June 2008, including less than anticipated revenues in 2008 from MediaDefender’s new advertising initiatives and a significant further erosion of demand for MediaDefender’s core internet anti-piracy services by the entertainment industry, the Company’s operations and cash flows were materially and negatively impacted.  Accordingly, at June 30, 2008, the Company recorded a non-cash charge to operations to reflect the impairment of MediaDefender goodwill of $25,585,000, based on the Company’s conclusion that the current carrying value of the MediaDefender segment goodwill of $31,085,000 was substantially and permanently impaired at June 30, 2008.  At September 30, 2008, at a result of continuing deterioration in MediaDefender’s operations during the three months then ended, the Company evaluated the remaining $5,500,000 of MediaDefender goodwill and determined that the carrying value of the MediaDefender operating unit exceeded the implied fair value of the reporting unit.  Accordingly, at September 30, 2008, the Company recorded an additional non-cash charge to operations of $5,500,000 to reflect the impairment of the remaining MediaDefender goodwill.

Loss from Operations.  As a result of the aforementioned factors, the loss from operations was $6,883,000 for the three months ended September 30, 2008, as compared to a loss from operations of $1,439,000 for the three months ended September 30, 2007.

Interest Income.  Interest income was $6,000 for the three months ended September 30, 2008, as compared to $59,000 for the three months ended September 30, 2007.

Interest Expense.  Interest expense of $2,214,000 and $1,805,000 for the three months ended September 30, 2008 and 2007, respectively, relates to the $15,000,000 of 11.25% secured notes payable issued in the Senior Financing and the $30,000,000 of 4.0% subordinated convertible notes payable issued in the Sub-Debt Financing, both of which were issued to finance the acquisition of MediaDefender in July 2005.  Effective January 1, 2007, the interest rate on the Sub-Debt Financing increased from 4.0% to 12.0% due to the default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above).  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Senior Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the 11.25% secured notes payable from 11.25% to 16.0% per annum.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of this discount on debt included in interest expense for the three months ended September 30, 2008 and 2007 was $179,000 and $181,000, respectively.

The Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The value of the embedded derivatives was bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.  Accordingly, the amortization of this discount on debt included in interest expense for the three months ended September 30, 2008 and 2007 was $596,000 and $597,000, respectively.

Loss on Foreign Currency Transactions.  The loss on foreign currency transactions was $4,000 for the three months ended September 30, 2008.  The Company did not have any loss on foreign currency transactions for the three months ended September 30, 2007.

Other Expense.  Other expense was $15,000 for the three months ended September 30, 2008.  The Company did not have any other expense for the three months ended September 30, 2007.

Change in Fair Value of Warrant Liability.  In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense).  For the three months ended September 30, 2008 and 2007, the Company recorded income of $30,000 and $512,000, respectively, to reflect the change in warrant liability during such periods.

Change in Fair Value of Derivative Liability.  In accordance with EITF 00-19, the fair value of the embedded derivatives was bifurcated from the subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability.  The carrying value of the derivative liability is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense).  For the three months ended September 30, 2008 and 2007, the Company recorded income (loss) of $(1,000) and $2,702,000, respectively, to reflect the change in derivative liability during such periods.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $211,000 and $212,000 for the three months ended September 30, 2008 and 2007, respectively.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Income (Loss) Before Income Taxes.  As a result of the aforementioned factors, the loss before income taxes was $9,292,000 for the three months ended September 30, 2008, as compared to a loss before income taxes of $183,000 for the three months ended September 30, 2007.

Provision for (Benefit from) Income Taxes.  The Company did not record any provision for income taxes for the three months ended September 30, 2008 and 2007.

Net Loss.  As a result of the aforementioned factors, net loss was $9,292,000 for the three months ended September 30, 2008, as compared to a net loss of $183,000 for the three months ended September 30, 2007.

Results of Operations – Nine Months Ended September 30, 2008 and 2007:

The following table presents information with respect to the Company’s condensed consolidated statements of operations as to actual amounts and as a percentage of total net revenue for the nine months ended September 30, 2008 and 2007.

Condensed Consolidated Statements of Operations ($000):

	Nine Months Ended September 30,
	2008		2007
	$	%	$	%

Net revenue:
E-commerce	$269	2.7%	$1,340	7.4%
Media	3,225	32.9%	5,139	28.6%
Anti-piracy and file-sharing marketing services	6,315	64.4%	11,498	64.0%
Total net revenue	9,809	100.0%	17,977	100.0%
Cost of revenue:
E-commerce	255	2.6%	1,378	7.7%
Media	2,043	20.8%	2,562	14.3%
Anti-piracy and file-sharing marketing services	6,288	64.1%	6,928	38.5%
Total cost of revenue	8,586	87.5%	10,868	60.5%
Gross profit	1,223	12.5%	7,109	39.5%
Operating expenses:
Sales and marketing	1,343	13.7%	1,439	8.0%
General and administrative (including stock-based compensation)	5,961	60.8%	8,490	47.2%
Development and engineering	346	3.5%	419	2.3%
Write-off of fixed assets	—	—%	97	0.6%
Goodwill impairment	31,085	316.9%	—	—%
Total operating costs	38,735	394.9%	10,445	58.1%
Loss from operations	(37,512)	(382.4)%	(3,336)	(18.6)%
Interest income	48	0.5%	160	0.9%
Interest expense	(6,524)	(66.5)%	(5,733)	(31.9)%
Loss on foreign currency transactions	(4)	—%	(14)	—%
Other income (expense)	255	2.6%	—	—%
Reduction in liquidated damages payable under registration rights agreements	—	—%	719	4.0%
Change in fair value of warrant liability	130	1.3%	1,643	9.1%
Change in fair value of derivative liability	287	2.9%	7,056	39.3%
Amortization of deferred financing costs	(630)	(6.4)%	(629)	(3.5)%
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	(26)	(0.3)%	—	—%
Loss before income taxes	(43,976)	(448.3)%	(134)	(0.7)%
Provision for (benefit from) income taxes	(8)	(0.1)%	—	—%
Net loss	$(43,968)	(448.2)%	$(134)	(0.7)%

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the nine months ended September 30, 2008 and 2007.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Loss to Adjusted EBITDA is also provided.

	Nine Months Ended September 30,
	2008	2007
	(in thousands)

Net Revenue:
E-commerce	$269	$1,340
Media	3,225	5,139
Anti-piracy and file-sharing marketing services	6,315	11,498
	$9,809	$17,977

Adjusted EBITDA:
E-commerce	$(64)	$(194)
Media	332	1,744
Anti-piracy and file-sharing marketing services	199	4,140
	467	5,690
Corporate general and administrative expenses	(2,872)	(3,816)
Reduction in liquidated damages payable under registration rights agreements	—	719
	$(2,405)	$2,593

	Nine Months Ended September 30,
Reconciliation of Adjusted EBITDA to Net Loss	2008	2007
	(in thousands)
Adjusted EBITDA per segments	$(2,405)	$2,593
Stock-based compensation	(913)	(1,690)
Depreciation and amortization	(743)	(723)
Amortization of intangible assets	(2,115)	(2,714)
Amortization of deferred financing costs	(630)	(629)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	(26)	—
Interest income	48	160
Interest expense, including amortization of discount on debt of $2,312 and $2,306 in 2008 and 2007, respectively	(6,524)	(5,733)
Change in fair value of warrant liability	130	1,643
Change in fair value of derivative liability	287	7,056
Goodwill impairment	(31,085)	—
Write-off of fixed assets	—	(97)
(Provision for) benefit from income taxes	8	—
Net loss	$(43,968)	$(134)

Net Revenue. The Company’s net revenue decreased by $8,168,000 or 45.4%, to $9,809,000 for the nine months ended September 30, 2008, as compared to $17,977,000 for the nine months ended September 30, 2007, primarily as a result of decreases in MediaDefender revenues of $5,183,000, media revenues of $1,914,000 and e-commerce revenues of $1,071,000.  MediaDefender revenues accounted for 64.4% of the Company’s total net revenue for the nine months ended September 30, 2008, as compared to 64.0% of the Company’s total net revenue for the nine months ended September 30, 2007.  The Company believes that a significant contributing factor for the decrease in revenues in 2008 as compared to 2007 is general cost-cutting measures by companies in light of a weakening economy.

As previously disclosed, management expected MediaDefender’s anti-piracy revenues to continue to decline in 2008 as compared to 2007.  MediaDefender’s revenue decreased by $5,183,000 or 45.1%, to $6,315,000 for the nine months ended September 30, 2008, as compared to $11,498,000 for the nine months ended September 30, 2007.  Revenues decreased in 2008 as compared to 2007 as a result of reduced spending on the part of major entertainment conglomerates on IPP services.  Specifically, MediaDefender’s anti-piracy revenues in 2008 have been negatively impacted by the loss of one customer in November 2007 that accounted for 4% of MediaDefender’s 2007 annual revenue, which cited cost pressures subsequent to a change in ownership, and the loss of a second customer in January 2008 that accounted for 12% of MediaDefender’s 2007 annual revenues, which noted that they were evaluating the use of alternative methods to deal with piracy.

During late June 2008, the Company was advised that a third customer that accounted for 18% of MediaDefender’s 2007 annual revenues was substantially curtailing its use of MediaDefender’s anti-piracy services subsequent to the expiration of its current contract with MediaDefender on June 30, 2008, citing uncertainty with respect to the effectiveness and cost/benefit of anti-piracy services.  MediaDefender has entered into a settlement agreement with this customer to resolve certain disputes.  Pursuant to the settlement agreement, MediaDefender issued approximately $790,000 of credits for previously invoiced services, which were recorded as a reduction to revenues, of which approximately $592,000 was recorded as a reduction to accounts receivable and approximately $197,000 was recorded as deferred revenue, which must be utilized by July 24, 2009.  All settlement amounts were recorded as of June 30, 2008.  At September 30, 2008, deferred revenue related to this customer was reduced to $141,000.

During the nine months ended September 30, 2008, approximately 63.6% of MediaDefender’s net revenues were generated by three customers, with one customer accounting for 30.7%, a second customer accounting for 21.4% and a third customer accounting for 11.5%.  During the nine months ended September 30, 2007, approximately 66.3% of MediaDefender’s net revenues were generated by four customers, with one customer accounting for 20.6%, a second customer accounting for 16.7%, a third customer accounting for 16.5% and a fourth customer accounting for 12.5%.  At September 30, 2008, the amounts due from these customers were approximately $1,024,000, which were included in accounts receivable.

Media revenue decreased by $1,914,000 or 37.2%, to $3,225,000 for the nine months ended September 30, 2008, as compared to $5,139,000 for the nine months ended September 30, 2007.  Media revenue decreased in 2008 as compared to 2007 as a result of a significant slow-down in online advertising, in particular banner and display advertising, and increased competition from new music-related websites.  In addition, in April 2007, the Company entered into a strategic partnership with T-Mobile with the launch of a specially designed United Kingdom counterpart to the Company’s United States-based online music destination website.  The United Kingdom version of ARTISTdirect.com (www.ARTISTdirect.com/uk) included numerous T-Mobile enhancements, including exclusive branded content provided by T-Mobile.  This contract concluded during June 2008.  During the nine months ended September 30, 2008 and 2007, approximately $204,000 and $847,000, respectively, of media revenues were generated by T-Mobile.

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

During the nine months ended September 30, 2008 and 2007, the Company’s media revenues were generated by two outside sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s website and through affiliated websites, as well as by in-house sales personnel.  During the nine months September 30, 2008, no one customer accounted for 10% or more of media revenues.  During the nine months ended September 30, 2007, one customer accounted for approximately $847,000 or 16% of media revenues.

E-commerce revenue decreased by $1,071,000 or 79.9%, to $269,000 for the nine months ended September 30, 2008, as compared to $1,340,000 for the nine months ended September 30, 2007.  Due to limited opportunities for revenue growth and acceptable gross margins, the Company has been de-emphasizing e-commerce activities over the past few years.  During the nine months ended September 30, 2007, approximately 59% of e-commerce revenues were generated from the products related to a single music merchandising entity.  Effective August 31, 2007, the Company restructured its relationship with this music merchandising entity to eliminate such merchandise sales and focus on music sales, which has had a significant negative impact on e-commerce sales since such date. As a result, although e-commerce sales decreased significantly in 2008 as compared to 2007, such restructuring had limited impact on e-commerce net operating margins, since such merchandise sales were generating nominal gross margins and the Company was able to implement internal cost savings as a result of this restructuring.

Cost of Revenue.  The Company’s total cost of revenue decreased by $2,282,000 or 21.0%, to $8,586,000 for the nine months ended September 30, 2008, as compared to $10,868,000 for the nine months ended September 30, 2007, primarily as a result of a decrease in MediaDefender cost of revenues of $640,000, media cost of revenues of $519,000, and e-commerce cost of revenues of $1,123,000. Depreciation of property and equipment is included in cost of revenue for all business segments.

MediaDefender’s cost of revenues decreased by $640,000 or 9.2%, to $6,288,000 for the nine months ended September 30, 2008, as compared to $6,928,000 for the nine months ended September 30, 2007.  As noted above, MediaDefender’s revenues for the nine months ended September 30, 2008 were reduced by an adjustment of approximately $790,000 recorded at June 30, 2008.  As a result, MediaDefender’s cost of revenue was 99.6% of its net revenue in 2008, as compared to 60.3% of its net revenue in 2007.

MediaDefender has continued to experience increased bandwidth, personnel and occupancy costs, which have had a continuing negative impact on cost of revenue in 2008 as compared to 2007.  Also included in MediaDefender’s cost of revenue for the nine months ended September 30, 2008 and 2007 was the amortization of proprietary technology acquired in the MediaDefender transaction of $1,478,000 and $1,901,000, respectively.  Approximately $423,000 of the decrease in MediaDefender cost of revenues reflects the completion of amortization in July 2008 of the proprietary technology and $117,000 of reduced depreciation expense from the expiration of costs associated with assets with a three-year life which were acquired in the July 2005 MediaDefender transaction.

Media cost of revenue decreased by $519,000 or 20.3%, to $2,043,000 for the nine months ended September 30, 2008, as compared to $2,562,000 for the nine months ended September 30, 2007.  Media cost of revenue was 63.3% of media net revenue in 2008, as compared to 49.9% of media net revenue in 2007, which reflected the core non-variable cost of revenues for such segment.

E-commerce cost of revenue decreased by $1,123,000 or 81.5%, to $255,000 for the nine months ended September 30, 2008, as compared to $1,378,000 for the nine months ended September 30, 2007.  The decrease in e-commerce cost of revenue in 2008 as compared to 2007 was a result of the Company restructuring its relationship with a music merchandising entity to eliminate certain merchandise sales and focus on music sales, as described above in “Net Revenue”.

As a result of the foregoing, gross profit was $1,223,000 for the nine months ended September 30, 2008, as compared to a gross profit of $7,109,000 for the nine months ended September 30, 2007, reflecting gross margins of 12.5% and 39.5%, respectively.  A summary of gross profit (loss) and gross margin by segment is as follows ($000):

	Nine Months Ended September 30,
	2008		2007
Segment:	Gross Profit	Gross Margin	Gross Profit (Loss)	Gross Margin
E-commerce	$14	5.2%	$(38)	(2.8)%
Media	1,182	36.7%	2,577	50.1%
Anti-piracy and file-sharing marketing services	27	0.4%	4,570	39.7%
Totals	$1,223	12.5%	$7,109	39.5%

Sales and Marketing.  The Company’s sales and marketing expense decreased by $96,000 or 6.7%, to $1,343,000 for the nine months ended September 30, 2008, as compared to $1,439,000 for the nine months ended September 30, 2007.  Also included in sales and marketing expense for the nine months ended September 30, 2008 and 2007 is the amortization of customer relationships acquired in the MediaDefender transaction of $440,000 and $566,000, respectively.  Approximately $126,000 of the decrease in sales and marketing expense reflects the completion of amortization in July 2008 of the customer relationships with a three-year life that were acquired in the July 2005 MediaDefender transaction.

General and Administrative.  The Company’s general and administrative expense decreased by $2,529,000 or 29.8%, to $5,961,000 for the nine months ended September 30, 2008, as compared to $8,490,000 for the nine months ended September 30, 2007.  General and administrative expense decreased significantly in 2008 as compared to 2007 as a result of various factors, including a reduction in bonus accruals, and reduced legal and accounting fees, travel expenses, and equity-based compensation.

Significant components of general and administrative expense consists of management compensation (and bonuses, when applicable), personnel and personnel-related costs, insurance, legal and accounting fees, board compensation, consulting fees, occupancy costs and the provision for doubtful accounts.  Also included in general and administrative expense for the nine months ended September 30, 2008 and 2007 are stock-based compensation costs of $913,000 and $1,690,000, respectively, and the amortization of non-competition agreements of $197,000 and $247,000, respectively, resulting from the MediaDefender transaction.

During the nine months ended September 30, 2008 and 2007, the Company incurred legal, accounting, consulting and printing fees and costs of approximately $1,099,000 and $1,666,000, respectively, relating to the preparation and filing of various documents with the SEC, negotiations with senior and subordinated note holders, review and analysis of various restructuring alternatives, amendments to financing agreements, and other ordinary course legal and accounting matters.  As a result of the event of defaults related to the Company’s senior and subordinated debt agreements (see “Going Concern” above), the Company has continued to incur significant costs in this regard in 2008.

During the nine months ended September 30, 2008, the Company was not required to accrue any performance bonuses for the senior management of MediaDefender.  During the nine months ended September 30, 2007, the Company recorded a charge to general and administrative expense and an accrued liability of $638,000 with respect to the accrual of annual performance bonuses payable to MediaDefender’s senior management pursuant to their respective employment agreements.

During the nine months ended September 30, 2008, the Company recorded a charge to operations of $350,000 for the severance payment with respect to the Amended and Restated Services Agreement dated as of March 6, 2008 between the Company and the Company’s former Chief Executive Officer.  The Company also recorded stock-based compensation costs of $571,000 during the nine months ended September 30, 2008 with respect to this settlement.

Pursuant to an Amendment to the Engagement Letter between the Company and Salem Partners effective as of September 15, 2008, the Company entered into an agreement to limit the Company’s obligations to Salem Partners under the original Engagement Letter with Salem Partners dated February 7, 2008.  As a result, during the nine months ended September 30, 2008, the Company recorded a charge to operations of $125,000 for the termination payment provided for in the Amendment to the Engagement Letter.  The original Engagement Letter had engaged Salem Partners as financial advisor to the Company on an exclusive basis for a period of twelve months, and had entitled Salem Partners to a restructuring success fee based on various factors.

On September 25, 2008, the Company and Coghill Capital Management, LLC (“Coghill”) entered into a non-binding letter of intent (the “Letter of Intent”).  The Letter of Intent contemplated a possible sale of all of the media and e-commerce business operations of the Company, including, but not limited to, all of the business and assets (subject to certain exclusions) of ARTISTdirect Internet Group, Inc. to Coghill, through one or more of its affiliates or designees, for a preliminary purchase price of $2,860,000 (subject to certain adjustments as set forth in the Letter of Intent).  The Letter of Intent also provided for the payment of a break-up fee of $140,000 payable by the Company to Coghill in specified circumstances involving the failure to consummate the transaction.  Subsequently, Coghill and the Company agreed to terminate the Letter of Intent, as a result of which the Company became obligated to pay the $140,000 break-up fee to Coghill.  The Company recorded the $140,000 break-up fee as a charge to operations at September 30, 2008.

Development and Engineering.  Development and engineering costs were $346,000 for the nine months ended September 30, 2008, as compared to $419,000 for the nine months ended September 30, 2007.  Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s website, and are charged to operations as incurred.

Goodwill Impairment.  As a result of a significant and unexpected deterioration in MediaDefender’s business operations and prospects beginning during the latter part of June 2008, including less than anticipated revenues in 2008 from MediaDefender’s new advertising initiatives and a significant further erosion of demand for MediaDefender’s core internet anti-piracy services by the entertainment industry, the Company’s operations and cash flows were materially and negatively impacted.  Accordingly, at June 30, 2008, the Company recorded a non-cash charge to operations to reflect the impairment of MediaDefender goodwill of $25,585,000, based on the Company’s conclusion that the current carrying value of the MediaDefender segment goodwill of $31,085,000 was substantially and permanently impaired at June 30, 2008.  At September 30, 2008, at a result of continuing deterioration in MediaDefender’s operations during the three months then ended, the Company evaluated the remaining $5,500,000 of MediaDefender goodwill and determined that the carrying value of the MediaDefender operating unit exceeded the implied fair value of the reporting unit.  Accordingly, at September 30, 2008, the Company recorded an additional non-cash charge to operations of $5,500,000 to reflect the impairment of the remaining MediaDefender goodwill.  As a result, during the nine months ended September 30, 2008, the Company recorded non-cash charges to operations to reflect the impairment of MediaDefender goodwill aggregating $31,085,000.

Write-off of Fixed Assets.  During the nine months ended September 30, 2007, the Company recorded a charge to operations of $97,000 to write-off the net book value of obsolete computer equipment that it did not expect to utilize in future periods.  The Company did not write-off any fixed assets during the nine months ended September 30, 2008.

Loss from Operations.  As a result of the aforementioned factors, the loss from operations was $37,512,000 for the nine months ended September 30, 2008, as compared to a loss from operations of $3,336,000 for the nine months ended September 30, 2007.

Interest Income.  Interest income was $48,000 for the nine months ended September 30, 2008, as compared to $160,000 for the nine months ended September 30, 2007.

Interest Expense.  Interest expense of $6,524,000 and $5,733,000 for the nine months ended September 30, 2008 and 2007, respectively, relates to the $15,000,000 of 11.25% secured notes payable issued in the Senior Financing and the $30,000,000 of 4.0% subordinated convertible notes payable issued in the Sub-Debt Financing, both of which were issued to finance the acquisition of MediaDefender in July 2005.  Effective January 1, 2007, the interest rate on the Sub-Debt Financing increased from 4.0% to 12.0% due to the default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above).  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Senior Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the 11.25% secured notes payable from 11.25% to 16.0% per annum.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of this discount on debt included in interest expense for the nine months ended September 30, 2008 and 2007 was $536,000 and $536,000, respectively.

The Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The value of the embedded derivatives was bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount is being amortized to interest expense over the life of the Sub-Debt Notes.  Accordingly, the amortization of this discount on debt included in interest expense for the nine months ended September 30, 2008 and 2007 was $1,776,000 and $1,769,000, respectively.

Loss on Foreign Currency Transactions.  The loss on foreign currency transactions was $4,000 and $14,000 for the nine months ended September 30, 2008 and 2007, respectively.

Other Income.  Other income was $255,000 for the nine months ended September 30, 2008, reflecting primarily a reduction in certain old accrued liabilities.  The Company did not have any other income for the nine months ended September 30, 2007.

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

Change in Fair Value of Warrant Liability.  In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability.  The carrying value of the warrants is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense).  For the nine months ended September 30, 2008 and 2007, the Company recorded income of $130,000 and $1,643,000, respectively, to reflect the change in warrant liability during such periods.

Change in Fair Value of Derivative Liability.  In accordance with EITF 00-19, the fair value of the embedded derivatives was bifurcated from the subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability.  The carrying value of the derivative liability is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense).  For the nine months ended September 30, 2008 and 2007, the Company recorded income of $287,000 and $7,056,000, respectively, to reflect the change in derivative liability during such periods.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $630,000 and $629,000 for the nine months ended September 30, 2008 and 2007, respectively.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Resulting from Principal Payments on Senior Secured Notes Payable.  Deferred financing costs and debt discount costs aggregating $26,000 were charged to operations as a result of principal payments on senior secured notes payable during the nine months ended September 30, 2008.  There were no principal payments on senior secured notes payable during the nine months ended September 30, 2007.

Loss Before Income Taxes.  As a result of the aforementioned factors, the loss before income taxes was $43,976,000 for the nine months ended September 30, 2008, as compared to a loss before income taxes of $134,000 for the nine months ended September 30, 2007.

Provision for (Benefit from) Income Taxes.  The Company reported a benefit from income taxes of $8,000 for the nine months ended September 30, 2008.  As a result of the net loss reported for the nine months ended September 30, 2007, the Company did not record any provision for income taxes for the nine months ended September 30, 2007.

Net Loss.  As a result of the aforementioned factors, the Company had a net loss of $43,968,000 for the nine months ended September 30, 2008, as compared to a net loss of $134,000 for the nine months ended September 30, 2007.

Liquidity and Capital Resources – September 30, 2008:

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

A summary of the registration penalty accrual at September 30, 2008 and December 31, 2007 is presented below.

	September 30, 2008	December 31, 2007

Senior secured notes payable	$—	$410,000
Subordinated convertible notes payable	1,972,000	1,972,000
Total registration penalty accrual	$1,972,000	$2,382,000

A summary of accrued interest payable at September 30, 2008 and December 31, 2007 is presented below.

	September 30, 2008	December 31, 2007

Senior secured notes payable	$81,000	$67,000
Subordinated convertible notes payable	5,526,000	3,034,000
Liquidated damages payable with respect to:
Senior secured notes payable	—	79,000
Subordinated convertible notes payable	372,000	172,000
Total accrued interest payable	$5,979,000	$3,352,000

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

Pursuant to a series of Forbearance and Consent Agreements with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default which were then in existence during the period, from April 17, 2007 through February 20, 2008, in exchange for aggregate cash payments of $1,000,000 in 2007 and $494,423 in February 2008.  The payments made by the Company under the Forbearance and Consent Agreements were credited against the registration delay cash penalties and interest on the penalties resulting from the Company’s default under the various agreements between the Company and the Senior Financing investors.  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 16.0% per annum.

In addition, as a result of a significant and unexpected deterioration in MediaDefender’s business operations and prospects during the latter part of June 2008, including less than anticipated revenues in 2008 from MediaDefender’s new advertising initiatives and a significant further erosion of demand for MediaDefender’s core internet anti-piracy services by the entertainment industry, the Company’s operations and cash flows were materially and negatively impacted.

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

Until the acquisition of MediaDefender effective July 28, 2005, the Company had financed its continuing operations primarily from the sale of its equity securities.  Concurrent with the acquisition of MediaDefender in July 2005, the Company completed a $15,000,000 Senior Financing and a $30,000,000 Sub-Debt Financing, which generated approximately $1,000,000 for general working capital purposes.  In addition, MediaDefender had working capital of $2,745,000 at the acquisition date.

As of September 30, 2008 and December 31, 2007, the Company had $2,470,000 and $4,268,000 of unrestricted cash and cash equivalents, respectively.

At September 30, 2008, the Company had a working capital deficiency of $41,029,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of default interest on the subordinated convertible notes payable of $5,526,000, and liquidated damages payable under registration rights agreements of $1,972,000 at such date.  At December 31, 2007, the Company had a working capital deficiency of $32,273,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of default interest on subordinated convertible notes payable of $3,034,000, and liquidated damages payable under registration rights agreements of $2,382,000 at such date.

The increase in the working capital deficiency at September 30, 2008 as compared to December 31, 2007 of $8,756,000 is primarily a result of a decrease in accounts receivable (reflecting the decrease in revenues in 2008), losses from operations and an increase in accrued interest payable (reflecting the default interest payable to the holders of the subordinated convertible notes payable) during the nine months ended September 30, 2008.

Operating.  Net cash used in operating activities for the nine months ended September 30, 2008 was $1,240,000, as compared to net cash provided by operating activities of $961,000 for the nine months ended September 30, 2007.  Operating cash flow decreased in 2008 as compared to 2007 primarily as a result of the decrease in MediaDefender accounts receivable during the nine months ended September 30, 2008, and as result of a decrease in MediaDefender and media revenues during 2008.

Investing.  Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 was $258,000 and $391,000, respectively, for additions to property and equipment, primarily by MediaDefender.

Financing.  Net cash used in financing activities for the nine months ended September 30, 2008 was $300,000, which consisted of principal payments on senior secured notes payable of $313,000, offset by a decrease in restricted cash of $13,000.  Net cash provided by financing activities for the nine months ended September 30, 2007 was $188,000, consisting of the proceeds from the exercise of stock options of $102,000 and a decrease in restricted cash of $86,000.

Contractual Obligations:

As of September 30, 2008, the Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below.  The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms (based on the original terms as contemplated in the senior and subordinated loan agreements), without any early reduction of the principal balances based on cash flows.

		Payments Due by Year (in thousands)
Contractual cash obligations ($000)	Total	2008	2009	2010	2011	2012
		(3 months)
Employment and consulting contracts and agreements (1)	$263	$230	$33	$—	$—	$—
Lease obligations	3,154	479	1,592	613	470	—
Liquidated damages payable under registration rights agreements	1,972	—	1,972	—	—	—
Interest on liquidated damages payable under registration rights agreements	618	444	174	—	—	—
Senior secured notes payable	12,994	—	12,994	—	—	—
Interest on senior secured notes payable (2)	1,556	522	1,034	—	—	—
Subordinated convertible notes payable	27,658	—	27,658	—	—	—
Interest on subordinated convertible notes payable (3)	8,253	6,353	1,900	—	—	—
Total contractual cash obligations	$56,468	$8,028	$47,357	$613	$470	$—

(1) Base compensation only; does not include any performance bonuses.

(2) Assumes interest at 16% from February 20, 2008 through June 2009.

(3) Assumes interest at 12% default rate through July 2009.

Capital Expenditures:

The Company estimates that it will have capital expenditures aggregating approximately $100,000 for the remainder of the year ending December 31, 2008.

Off-Balance Sheet Arrangements:

At September 30, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The financing documents specify that an event of default of the senior and subordinated indebtedness is triggered if a resale registration statement is unavailable for use by the holders for a period of more than ten consecutive trading days after the expiration of an allowable ten-day grace period.  The Company invoked its use of the ten-day allowable grace period on December 21, 2006, which expired on December 31, 2006.  The Company delivered notice to holders of its outstanding senior and subordinated indebtedness that, as of December 20, 2006, an event of default had been triggered under their respective senior and subordinated financing documents (see Note 4 to the Condensed Consolidated Financial Statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — September 30, 2008”).

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

ARTISTdirect, Inc.
(Registrant)

Date: November 11, 2008	By:	/s/ DIMITRI S. VILLARD
Dimitri S. Villard
Interim Chief Executive Officer
(Duly Authorized Officer)

Date: November 11, 2008	By:	/s/ RENE L. ROUSSELET
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

10.03

Non-Binding Letter of Intent dated September 25, 2008, by and between the Registrant and Coghill Capital Management, LLC (incorporated by reference to Exhibit 99.1 to current report on Form 8-K filed on September 29, 2008).

10.04	Amendment to Engagement Letter, dated as of September 15, 2008, by and between the Registrant and Salem Partners LLC. (1)

31.1	Certifications of the Interim Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certifications of the Interim Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)  Filed herewith.