Form 10-K
period 2008-12-31
ARTISTDIRECT INC
filed 2009-04-15
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Check whether the issuer is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether registrant is a “large accelerated filer, “accelerated filer,” non-accelerated filer” or “smaller reporting company reporting company” as such terms are defined  in Rule 12b-2 of the Exchange Act (check one):  Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company  ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1,509,851, based on the closing price per share of $0.27 for the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on such date.

As of April 10, 2009, there were 56,077,158 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Documents incorporated by reference:  None.

ARTISTDIRECT INC.
ANNUAL REPORT ON FORM 10-K

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) for ARTISTdirect, Inc. (“ARTISTdirect,” the “Company,” “we,” “our”  or “us”) contains “forward-looking” statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including statements that include the words “may,” “will,” “believes,” “expects,” “anticipates,” or similar expressions. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, accounting, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

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

PART I

ITEM 1.                             BUSINESS

General

Incorporated under the laws of the State of Delaware in July 1999, we were exclusively an Internet based digital media company that was home to an on-line music website and an affiliate network of lyric websites. Through our acquisition of MediaDefender, Inc., a Delaware corporation (“MediaDefender”), in July 2005, we also became a provider of anti-piracy solutions in the Internet piracy protection industry.  Below is an overview of our business segments:

•                  Internet Piracy Prevention. Our Internet piracy prevention (“IPP”) segment is currently operated by MediaDefender, as a wholly-owned subsidiary of ARTISTdirect. MediaDefender’s proprietary suite of IPP solutions offers significant levels of protection on major peer-to-peer (“P2P”) file-sharing networks. Our IPP segment accounted for approximately 64% and 61% of our revenue during the fiscal years ended December 31, 2008 and 2007, respectively.  Refer to “MediaDefender Overview - Internet Anti-Piracy Segment below for more information.

•                  Media. Our media operations include our content-oriented websites, a network of third party music sites, our advertising and other marketing initiatives. Revenue from media operations is generated from the sale of online advertising and integrated marketing solutions. We market and sell advertising on a cost-per-impression basis to advertising agencies and directly to various companies as part of their marketing programs. Customers may purchase advertising space for our flagship website www.artistdirect.com or the entire ARTISTdirect network, and they may tailor advertising based on music genre (e.g., jazz, country or rock music) or based on functionality (e.g., directing advertising to customers using music download features or broadband-only features of the ARTISTdirect network). Our media segment accounted for approximately 36% and approximately 33% of our revenue during the fiscal years ended December 31, 2008 and 2007, respectively.

•                  E-Commerce. E-commerce operations consist of the sale of recorded music and artist-related merchandise on our websites.  Most of our sales come from our ARTISTdirect shopping area, which offers a comprehensive selection of music CDs and a range of artist and lifestyle merchandise. Effective August 31, 2007, the Company restructured the relationship with its merchandising partner to eliminate merchandise sales and focus on sales of music CDs. Our e-commerce segment accounted for approximately 3% and approximately 6% of our revenue during the fiscal years ended December 31, 2008 and 2007, respectively.

Refer to “ARTISTdirect Overview-Media and E-Commerce Segments” below for additional information.

At December 31, 2008, we employed 68 full-time employees, none of whom are covered by a collective bargaining agreement. We believe that our relationship with our employees and consultants is good.

Recent Developments

Debt Restructing

Senior Debt Restructuring

Effective January 30, 2009, ARTISTdirect, Inc. (the “Company”) entered into a First Amendment to Note and Warrant Purchase Agreement dated as of December 31, 2008 (the “Senior Amendment”) with the holders of the Company’s senior secured debt (the “Senior Note Holders”).  Pursuant to the Senior Amendment, the Senior Note Holders agreed to extinguish all obligations by the Company under the Note and Warrant Purchase Agreement, dated July 28, 2005, and other documents entered into in connection with the senior secured debt transaction (the “Senior Debt Restructuring”), upon completion of the following: (1) $3,500,000 cash payment to the Senior Note Holders; (2) issuance of new subordinated notes, in the aggregate principal amount of $1,000,000, to the Senior Note Holders (the “New Notes”); (3) issuance of 9,000,000 restricted shares of the Company’s common stock to the Senior Note Holders, which are subject to a lock-up period of 12 months; and (4) the conversion of all of the previously issued Subordinated Notes.  The Senior Debt Restructuring was consummated as of January 30, 2009.

The New Notes are unsecured and bear interest at 6.0% per annum, beginning January 30, 2009. The principal and the interest accrued thereon are payable on the maturity date, January 30, 2014, and are subordinated to the senior indebtedness of the Company.

Additionally, in connection with the Senior Debt Restructuring, Trilogy Capital Partners, Inc. agreed to deliver to the Company for cancellation a warrant to purchase up to 433,333 shares of the Company’s capital stock at an exercise price of $2.00 per share.  Fifty percent of such warrants were beneficially owned by Dimitri Villard, the Company’s Chief Executive Officer, who had acquired such warrants as part of the acquisition of 6,190,000 shares from Trilogy Capital Partners, Inc., which occurred on January 15, 2009.

Conversion of Subordinated Notes

In connection with the Senior Debt Restructuring, effective January 30, 2009, the Company entered into a Second Amendment to the Convertible Subordinated Note with holders of the Subordinated Notes representing no less than the majority of the current outstanding aggregate principal amount to provide for the immediate conversion of the Subordinated Notes (the “Subordinated Amendment”). The Subordinated Amendment also provides for the extinguishment of all obligations of the Company under the Subordinated Notes and related documents, including the Registration Rights Agreement among the Company and the holders.  Such obligations included the outstanding principal amount and accrued and unpaid interest on the Subordinated Notes, accrued and unpaid late charges and amounts owed under the Registration Rights Agreement with the holders of the Subordinated Notes.  Consummation of the transactions under the Subordinated Amendment occurred as of January 30, 2009.

Financing by Factoring Accounts Receivables

On January 30, 2009, the Company’s two wholly-owned subsidiaries, ARTISTdirect Internet Group, Inc. (“ADIG”) and MediaDefender each entered into an Accounts Receivable Purchase & Security Agreement (the “A/R Agreement”) with Pacific Business Capital Corporation (“PBCC”), pursuant to which ADIG and MediaDefender agreed to sell and PBCC agreed to purchase qualified accounts receivable on a recourse basis. On January 30, 2009, PBCC purchased an aggregate of approximately $1,600,000 of unpaid receivables to be acquired by PBCC pursuant to the A/R Agreement, subject to a maximum aggregate amount of $3,000,000. The A/R Agreement is effective for twelve-months and automatically renews for successive 12-month periods unless terminated by written notice by either party 30 days prior to such successive period.

As collateral for the financing, PBCC received a first priority interest in all existing and future assets of the Company, ADIG and MediaDefender, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property. In addition to the foregoing, the Company, ADIG and MediaDefender entered into cross guarantees of their respective obligations under the A/R Agreement.

Convertible short-term note to Director

On March 3, 2009, the Company issued a convertible note (the “Note”) to Frederick W. Field, a director of the Company.  The Note is in the principal amount of $200,000 with the principal amount and accrued interest at the rate of 5% per annum due on July 31, 2009.  The Note is automatically convertible into shares of the Company’s Common Stock at a price of $0.03 per share at such time as the Company has sufficient authorized shares.

The following table is a proforma presentation of the Consolidated Balance Sheet reflecting the above described Debt Restructuring as if it had occurred as of December 31, 2008.

	December 31, 2008
	Audited	Proforma
Assets:
Cash	$2,262,000	$12,000
Other current assets, net	3,480,000	3,480,000
Property and equipment, net	1,201,000	1,201,000
Other non-current assets, net	546,000	153,000
	$7,489,000	$4,846,000

Liabilities and Stockholders’ Equity (Deficiency)
Accounts payable and accrued expenses	$921,000	$971,000
Accrued interest and liquidated damages	8,890,000	—
New credit facility	—	1,250,000
Senior secured notes, net	12,817,000	—
Subordinated convertible notes, net	26,397,000	—
Other current liabilities	1,228,000	1,183,000
	50,253,000	3,404,000

New subordinated notes, net of discount	—	270,000
Other long-term liabilities	159,000	159,000
	159,000	429,000

Net Stockholders’ Equity (Deficiency), net	(42,923,000)	1,013,000

	$7,489,000	$4,846,000

Management and Director Changes

Effective January 13, 2009, each of Randy Saaf and Octavio Herrera (each, an “Executive”) entered into separate amendments (collectively, the “Amendments”) to their respective Employment, Confidentiality and Noncompetition Agreements (collectively, the “Employment Agreements”) dated as of July 28, 2005 with MediaDefender, Inc..  Under each of the Amendments, commencing January 1, 2009 the term of employment between each Executive and the MediaDefender were at-will, and either the MediaDefender or the Executive may terminate the applicable Employment Agreement upon five days’ written notice, in which case such Executive shall have a period of 60 days from the effective date of termination to exercise all vested stock options.  Effective February 15, 2009, MediaDefender, terminated the employment of Randy Saaf, Chief Executive Officer of MediaDefender, and Octavio Herrera, President of MediaDefender.

Effective February 1, 2009, Dimitri Villard, the Chairman of the Board of Directors,  pursuant to a three year employment agreement, was appointed to serve as the Company’s Chief Executive Officer. Prior to that date, Mr. Villard was the Company’s interim Chief Executive Officer.  Mr. Villard will receive base compensation equal to $25,000 per month subject to increases as determined by the Board of Directors, in its sole discretion.  Mr. Villard was granted options to purchase 3,920,000 shares of the Company’s stock at $0.03 per share vesting monthly over 36 months and will receive a bonus equal to 33% of the amount by which the Company’s EBITDA exceeds a certain threshold amount as determined by the Company’s Compensation Committee for such fiscal year.

Effective February 1, 2009, the Company and Rene Rousselet (“Executive”) entered into an Employment Agreement pursuant to which Mr. Rousselet was employed to continue as the Company’s Corporate Controller and Principal Accounting Officer.  The employment is on an “at will basis.”  Mr. Rousselet will receive a salary of $14,583 per month subject to increases and a bonus as determined by the Board of Directors, in its sole discretion.  Mr. Rousselet was granted options to purchase 560,000 shares of the Common Stock of the Company at $0.03 per share vesting monthly over 36 months commencing February 1, 2009.  If Mr. Rousselet’s employment is terminated without cause, Mr. Rousselet will receive his salary and vesting of options for an additional period of three months from the date of termination.

Acquisition of MediaSentry

The Company and its wholly owned subsidiary, MediaDefender entered into an Asset Purchase Agreement dated as of March 30, 2009 (the “Purchase Agreement”) pursuant to which the Company through MediaDefender agreed to purchase from SafeNet, Inc. and MediaSentry, Inc. (collectively the “Sellers”), substantially all the assets of the MediaSentry operating unit (the “Acquired Assets”).  In connection with the acquisition, MediaDefender acquired the receivables, equipment and intellectual property of MediaSentry as well as assumed substantially all the employees, offices and client contracts relating to MediaSentry.  The purchase price of the Acquired Assets was $936,000 consisting of $136,000 in cash and a $800,000 one-year promissory note of the Company.  The acquisition was consummated on March 30, 2009.  The MediaSentry operating unit provides (a) comprehensive business and marketing intelligence services for digital media measurement and (b) services to globally detect, track and deter the unauthorized distribution of digital content.

MediaDefender Overview - Internet Anti-Piracy Segment

MediaDefender was incorporated in July 2000 as a provider of anti-piracy solutions. We completed the acquisition of MediaDefender in the third quarter of fiscal 2005. MediaDefender’s solutions have been adopted by major entertainment companies as a practical means to thwart Internet piracy and drive consumers to pay for digitized content distributed through authorized Internet sites.  MediaDefender charges customers per file it distributes to the P2P audience.

Internet-Based Piracy. Piracy has long been and continues to be a problem for the global content industries. The International Intellectual Property Alliance (“IIPA”) estimates that the worldwide cost of music and computer software piracy costs content providers as much as $18 billion per year in lost sales.  The IIPA provides annual estimates of copyright piracy, but has excluded piracy of movies, video games and books as this information was not available for 2008.  The IIPA 2008 amount indicates a 9% increase in piracy for the reported categories over 2007.  The MPAA has indicated that copyright piracy could reach new highs during the current economic downturn.  Due to the relatively small size of MP3 files, music was the first industry to be severely impacted by Internet piracy.  Worldwide music sales decreased 7% in 2008 which is a decrease in the decline as compared to a 10% drop in 2007.  According to the RIAA, the decline, in sales has been due in part, to widespread copying and illegal Internet downloading of music.  The growth of broadband Internet access is now making larger-sized files, such as movies, software and video games, similarly vulnerable to Internet-based piracy. Already, the majority of motion pictures are available in some form on the Internet before theatrical release.

To date, attempts to limit internet-piracy have been largely unsuccessful. Litigation, legislation, education, commercial innovation, packaged media and digital rights management (“DRM”) anti-piracy technologies have been employed with limited impact.

IPP Solutions. MediaDefender employs a wide array of technical countermeasures on P2P networks to frustrate users’ attempts to find, copy and share unauthorized copyrighted materials.  Users of P2P networks attempting  to download content that is successfully protected by MediaDefender either cannot begin the downloading process, download the specified file to find that it is not the content for which they were searching, or download a file to find that it works for the first few seconds and then reverts to white noise or static. By making it more difficult for P2P users to access unauthorized content on the Internet, MediaDefender induces consumers to pay for content distributed through legitimate means, such as Apple Corporation’s iTunes.

Next-Generation Solutions. Due to the rapidly evolving nature of the P2P environment, MediaDefender must continually adapt its technologies in order to offer customers increasing levels of effectiveness against the latest Internet-piracy threats. MediaDefender’s development team is constantly monitoring advances in peer-to-peer networking and developing solutions to target new networks.

Advertising. During 2008 and 2007 MediaDefender worked with several advertising agencies and their clients to launch innovative programs which distributed branded advertising content on P2P networks. These programs generate ancillary incremental revenue which serves to reduce the potential negative impact of a reduction in the growth of its IPP solutions services in the recorded music and television area.

Patent Pending Technology. MediaDefender’s IPP solutions utilize proprietary software and a robust, scalable IT platform. This patent-pending combination of software and IT was created over time and is based upon the successes and failures of real-world trials. Computer equipment and software is monitored and maintained on a 24/7 basis. The use of back-up and redundant systems, combined with constant monitoring, allows MediaDefender to provide continuous coverage and rapidly address potential technical problems.

Intellectual Property. During 2008 MediaDefender obtained an umbrella patent that covers some of its concept and back-end technologies. Due to the evolving nature of P2P networks, these technologies are not based on any one service, but rather have the fluidity to be transferred to any P2P network. The claims in the patent filing are predominantly methods for managing a large array of computers for the purpose of preventing piracy on P2P networks.

Sales and Marketing. MediaDefender’s sales process is relationship-based with a relatively long sales cycle. Initial customer relationships were with music and movie industry clients, targeted due to the impact of piracy on these businesses, and has since expanded to software and gaming clients.

Customers . MediaDefender’s current principal customers include four major record labels and four major motion picture studios.  Approximately 65% of MediaDefender’s consolidated revenues were from three customers.  Of those three customers, the respective customers’ percentages were 32%, 21% and 12% of MediaDefender’s revenues during the year ended December 31, 2008.  During 2007, there were four customers constituting 68% of MediaDefender’s consolidated revenues, one customer accounted for 21%, two customers each were at 18% and one customer accounted for 12%.

Market Share and Competition. Management believes that MediaDefender has the majority of the IPP solution market. The Company recently purchased its major existing competitor, MediaSentry, from Safenet, Inc.,  and Macrovison, a firm which had been competing in the IPP business, recently stopped offering the service due to a lack of performance in the market.

ARTISTdirect Overview – Internet Media and E-Commerce Segments

The ARTISTdirect Network is a network of websites anchored by our flagship website www.artistdirect.com offering multi-media content, music news and information, community around shared music interests, advertising sponsorships, music-related specialty commerce and digital music services.

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

Technology. Our infrastructure is designed to be integrated, scalable, reliable and secure. The software that we use supports the acquisition, management and publication of content on our websites.  During fiscal 2008, the management of our websites and servers for content, applications, database and electronic commerce was handled internally. Our servers are maintained at three co-location facilities in El Segundo and Los Angeles, California, and Phoenix, Arizona. Our operations depend on the ability to protect our systems against fire, power loss, telecommunications failure, break-ins and other events. All websites, servers, and systems are monitored and periodic backups are stored at our data center.  The Company has a disaster recovery site in Arizona to provide a continued Internet present should the Los Angeles area experience a major operational failure.

Order Processing and Fulfillment. Our websites include an ordering system that is designed to facilitate convenient online purchasing of pre-recorded CD’s and DVD’s.  We utilize an outside fulfillment house to verify orders submitted for credit card payment for fraud detection and sufficient funds before we release the order for shipment.  The fulfillment house insures that the credit card numbers are encrypted, and all customer, commerce and transactional data are stored in secure databases protected by firewalls. The transmission of information over the Internet uses Secure Socket Layer security technology verified by VeriSign, an industry leader in online security.

We have an agreement with Alliance Entertainment Corp. (“Alliance”) to be the primary supplier of our music and movie-related merchandise.  Alliance processes and fulfills the orders by our customers and we pay Alliance the wholesale costs of the merchandise plus transaction fees.  Alliance also provides customer service and shipping services.   If we are unable to continue our current agreement with Alliance or identify a suitable alternative fulfillment house, our E-commerce business could be adversely affected.

Sales and Marketing. We sell advertising and sponsorships to companies seeking to reach one or more of the distinct demographic audiences viewing content in the ARTISTdirect network. Advertisers may choose single elements such as targeted or run-of-network banners or sponsorship of fixed placement on our websites. Pricing is negotiated based upon the size of the target audience, the duration and intensity of the campaign and the size and placement of the advertisement.

Effective February 1, 2009, we entered into an exclusive agreement with Traffic Marketplace (“TMP”) for the representation and sale of our advertising inventory for United States users as well as for opt-in email, direct mail and telemarketing list management and co-registration services. In exchange for such exclusive representation, TMP guarantees us a certain level of revenue subject to our achieving a threshold of unique user visits and page views on our sites and our network affiliates’ sites.

We use a number of methods to create awareness of the ARTISTdirect network designed to drive traffic to our websites. We have focused much of our marketing activity on e-mail direct marketing to communicate with registered users about specific artists and the ARTISTdirect network. Campaigns have included direct notification of special merchandise offers, contests, promotions and available music downloads. To the extent our registered users in the future opt out of e-mails or use technology to block marketing e-mails, our operating results could be adversely affected. Ad-blocking technologies may be used to limit the effectiveness of web advertising.

Customers. During the year ended December 31, 2008, one customer accounted for $589,000 or 15% of total media revenue.  During the year ended December 31, 2007, one customer accounted for $1.2 million or 16% of total media revenue.  No other customer accounted for more than 10.0% of our media revenue during either year.

Competition. The market for the online promotion and distribution of music and music-related products and services is highly competitive and rapidly changing. There are a large number of websites competing for the attention and spending of consumers and advertisers, and we expect that number to increase, because there are few barriers to entry to Internet commerce.  In addition, the competition for advertising revenue, both on websites and in more traditional media, is intense. We compete as follows:

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

•                  for music consumers and advertisers with publishers and distributors of traditional media, such as television, radio and print, including MTV, CMT, Rolling Stone and Spin and their Internet affiliates; and

•                  with traditional retailers targeting music consumers, including Wal-Mart and Target and their Internet affiliates, in selling music and merchandise.

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

•                  greater brand name recognition;

•                  larger existing customer bases; and

•                  more popular content or artists.

These competitors may be able to respond more quickly to new or emerging technologies, regulatory developments and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products or services than we can. Websites maintained by our existing and potential competitors may be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to ours. In addition, we may not be able to maintain or increase our web-site traffic levels, purchase inquiries and number of click-through on our online advertisements. Further, our competitors may experience greater growth in these areas than we do. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could materially harm our business.

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

Content Regulation and Privacy Law. The state of privacy law is unsettled, and rapidly changing. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues. In late 1998, the Children’s Online Privacy Protection Act, or “COPPA,” was enacted, mandating that measures be taken to safeguard minors under the age of 13. The Federal Trade Commission (“FTC”) promulgated regulations implementing COPPA on October 21, 1999, which became effective on April 21, 2000.

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

We comply with the COPPA requirements by not collecting or displaying the individually identifying information of users who, when attempting to register on the websites, enter their birth date indicating they are under the age of 13. Complying with the COPPA requirements is costly and may dissuade some of our potential customers.

Because we have posted a privacy policy pertaining to all users and visitors to our web-site, we are subject the jurisdiction of the FTC.  We may also be subject to the laws and regulations of other states, for example we are aware that California passed the California Online Privacy Protection Act, which took effect July 1, 2004 and mandates content and posting requirements for websites privacy policies of websites that collect personal information from California residents. While we are attempting to be fully compliant with the FTC and California requirements, our efforts may not be entirely successful. In addition, at times we rely upon outside vendors to maintain data-collection software, and there can be no assurance that they will at all times comply with our instructions to comply with COPPA, our Privacy Policy and FTC and California or other state requirements. If our methods of complying with these requirements are inadequate, we may face litigation with the FTC, California governmental authorities or individuals, which would adversely affect our business. Should any of our business practices be found to differ from our privacy policy, we could be subject to sanctions and penalties from the FTC or injunctions and penalties from California governmental authorities. It is also possible that users or visitors could try to recover damages in a civil action as well. Attorney Generals in various States also have in the past sought to enforce posted privacy policies and may continue to do so in the future.

Laws Governing Sending of Unsolicited Commercial E-mail. We typically provide our customers and other visitors to our websites with an opportunity to “opt-in,” or agree to receive e-mail from us. The federal government signed the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) designed to limit unsolicited commercial e-mail commonly referred to as “spam.” In addition, California and a number of other states regulate the sending of e-mails for commercial purposes to third parties where there is no preexisting business relationship. Further, several states give Internet service providers (“ISPs”) a private right of action against those who send large e-mailings across their servers in contravention of the ISP’s posted policy. There is no guarantee that we will always be fully compliant in all of our communications at all times. Our failure to comply with applicable laws regarding these types of e-mails could result in significant fines, actual or statutory damages, and injunctive actions.

Conformance to E-Commerce Statutory Requirements for Formation of Contracts. We conduct e-commerce on our websites, and through affiliated websites. The applicable law on online formation of contracts is evolving. On June 30, 2000, the federal government enacted the Electronic Signatures in Global and National Commerce Act (“E-SIGN”), which provides that certain electronic signatures and electronic contracts with consumers, of the type that we enter into, are not unenforceable solely because they are electronic.  E-SIGN also specifies requirements for electronic record retention.  On January 1, 2000, California adopted a version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts.  Forty-six states have adopted a version of UETA.  Because all state-UETA laws are not identical, there are potentially conflicting requirements applicable to electronic signatures and electronic contracts.  We attempt to comply with these laws, but there is no guarantee that we will be successful.   Judicial interpretation or issuance of governmental regulations interpreting E-SIGN and potentially conflicting State UETA laws with regard to contracts of the type entered into by our customers throughout websites and affiliated websites could result in customer contracts being set aside or modified. In that case, our e-commerce revenue could be materially adversely affected.

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

Online Contests and Sweepstakes. We occasionally conduct online promotional contests and sweepstakes. No purchase is necessary to participate. Our official rules, with material terms and conditions, eligibility restrictions, dates of participation, methods of entry, prize descriptions and restrictions, and odds of winning, are posted on our websites. To avoid having to register and bond our online promotions in the states of New York and Florida, the approximate retail value of the prizes we offer is generally less than $5,000 for a single promotion. Although we structure our promotions in a way that attempts to comply with applicable statutes as we believe they are currently interpreted and enforced in all fifty states, many of those statutes were drafted long before the advent of promotions over the Internet, and different states have interpreted substantially similar statutes differently. Thus, our ability to conduct online promotions is subject to the broad discretionary enforcement powers vested in various authorities. Further, our ability to conduct online promotions may be affected in whole or in part by various business method patents that may have been issued. In addition, foreign jurisdictions may attempt to regulate or ban our promotional contests. Under any of those three scenarios, we could face fines or possible exposure to liability or lose an effective tool for increasing traffic to and keeping visitors at our websites, and our business could be adversely affected.

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

Our websites, depending upon the specific musical work, may offer audio streaming of part or all of an entire song or “Web casting,” or the downloading of an entire song in MP3 or other compressed audio formats. Full-length streaming only occurs in special instances after obtaining a license from the record label or band manager for the “sound recording.” In that case, an ASCAP or BMI blanket music license is also obtained by us or by our artists for rights to perform the associated underlying “musical composition.” Where we offer full-length downloads of songs in MP3 or other compressed audio formats, we seek to obtain the rights to transmit, reproduce and perform the “sound recording” in writing from the person or entity owning or controlling copyrights in such “sound recording.” With respect to rights in the “musical compositions” embodied in such “sound recordings” offered for download, we seek to clear rights in musical composition in one or more of the following three ways:

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

Linking and Framing of Third-Party websites. We link to and “frame” third-party websites of our artists without express written permission to do so. In addition, in the past we have provided a search feature to allow users to find music residing elsewhere on the Internet. Those practices are controversial, and have, in instances not involving us, resulted in litigation. Various claims, including trademark and copyright infringement, unfair competition, and commercial misappropriation, as well as infringement of the right of publicity may be asserted against us as a result of these practices. The law regarding linking and framing remains unsettled; it is uncertain as to how existing laws, especially trademark and copyright law, will be applied by the judiciary to the Internet. Also, Congress is increasingly active in passing new laws related to the Internet, and there is uncertainty as to the impact of future potential laws, especially those involving domain names, databases and privacy.

Defamation or Contributory Infringement. Our web-site features a community area where visitors can post comments. We do not censor such comments and it is possible that a customer could use our websites as a forum to make false, misleading or disparaging remarks about others. Such on-line comments could lead to claims for defamation or infringement. As to libel claims brought in the United States, we believe that we qualify for safe harbor protection for third-party postings under 47 U.S.C. Section 230(c)(1). However, other countries, notably the United Kingdom, may impose such liability, and it is possible we could be sued there for third-party postings. Separately, our websites allow consumers to use our personal web publishing tools to post samples of their works. Such postings could be misused to post unlicensed copyrighted content of others. We have obtained limited safe-harbor protection under the Digital Millennium Copyright Act against liability for infringing material of which we do not have control and knowledge.

Seasonality. The seasonality of our e-commerce segment affects our revenue. Our CDs and other online goods are most often purchased during the winter holiday season and also during the summer months, traditionally when artists go on concert tour.

ITEM 1A.               RISK FACTORS

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

Our inability to retain and, as necessary, strengthen our executive management team would be detrimental to the success of our business.

We rely heavily on a small group of senior executives and retaining their services is important to our future success. As we continue to grow the business, the executive management team will face increasing challenges and the possible need to supplement or expand the existing team to enable us to put in place a necessary succession plan. Any failures in this regard could impact, among other factors, our revenues, growth and profitability.

We have substantially reduced operating cash as a result of the debt restructuring, (see Recent Developments).

To obtain sufficient cash resources to affect the payment to the Senior Note holders and the conversion of the balance of the Senior Debt and the Subordinated Notes, we incurred approximately $1.250 million in principal amount of indebtedness.  We utilized substantial amounts of the Company’s operating cash to accomplish the debt restructuring and will need to fund interest on the credit facilities, future capital expenditures and general working capital requirements out of ongoing operations. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing or be able to raise additional capital in the current economic environment.

The success of our Internet piracy prevention segment depends heavily on the continued success of MediaDefender’s content protection technology.

If current MediaDefender customers, which include both major motion picture studios and record labels, determine that the benefits of MediaDefender’s technology do not justify the expense, or other competitive technologies are superior than those provided by MediaDefender, demand for its IPP technology would decline and our operating results would be significantly harmed.

Global sales of recorded music have recently declined and this trend may continue in the future.

Based on data compiled by Nielsen SoundScan, total Internet album sales decreased by 8.6% in 2008 to 27.1 million units as compared to 30.1 million units in 2007.  According to the RIAA, the decline, in sales had been due in part, to widespread copying and illegal Internet downloading of music.  If the overall trend continues, it may affect our e-commerce business and have a material effect on our revenues.

We may not be able to develop or obtain sufficiently compelling content to attract and retain our target audience.

For our media and e-commerce segments to be successful, we must provide content and services that attract consumers who will purchase music and related merchandise online. We may not be able to provide consumers with an acceptable mix of products, services, information and community to attract them to our websites or to encourage them to remain on our websites for an extended period of time. If our audience determines that our content does not reflect its tastes, then our audience size could decrease or the demographic characteristics of our audience could change and we may be unable to react to those changes effectively or in a timely manner. Any of these results would adversely affect our ability to attract advertisers and sell music and other related merchandise.

We depend on a limited number of customers and if we were to lose any of these customers, our business could be adversely affected.

During 2008, no one customer accounted for more than 10.0% of our media revenue. During the year ended December 31, 2008, approximately 65% of MediaDefender’s consolidated revenues were from three customers.  Of those three customers, the respective customers’ percentages of revenue were 32%, 21% and 12%.  In January 2008, MediaDefender was notified by a customer accounting for 12% of 2007 revenue, that they were discontinuing service and were evaluating the use of other methods to offset the negative impact of piracy.  In June 2008, the Company was advised that another customer that accounted for 18% of MediaDefender’s 2007 annual revenues was substantially curtailing its use of MediaDefender’s anti-piracy services subsequent to the expiration of its current contract with MediaDefender on June 30, 2008, citing uncertainty with respect to the effectiveness and cost/benefit of anti-piracy services.  Should MediaDefender, lose any of its remaining major customers, our business and results of operations could be adversely affected.  During 2007, there were four customers constituting 68% of MediaDefender’s consolidated revenues, one customer accounted for 21%, two customers each were at 18% and one customer accounted for 12%.

If we do not build and maintain strong brands, we may not be able to attract a significant number of users to our websites.

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

The market for the online promotion and distribution of music and related merchandise is highly competitive and rapidly changing. There are a significant number of websites promoting and distributing music and related merchandise that compete for the attention and spending of consumers, advertisers and users. We face competitive pressures from numerous actual and potential competitors. Our competitors include America Online, MSN, Yahoo!, Amazon.com, MTV, myspace.com, mp3.com, billboard.com and other websites and traditional music companies.

These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services than we can. Consumers, artists, talent management companies and other music-related vendors or advertisers may perceive websites maintained by our existing and potential competitors as being superior to ours. In addition, increased competition could result in reduced advertising rates and margins and loss of market share, any of which could harm our business.

We depend on a limited number of suppliers for music merchandise, fulfillment and distribution and if we cannot secure alternate suppliers, our business may be harmed.

We rely to a large extent on timely distribution by third parties. During 2008, we relied on Alliance Entertainment to fulfill and distribute our orders for CDs and DVDs. Our contract with Alliance ended in July 2008 and we continue to operate our e-commerce business on a monthly basis in the event that this arrangement is terminated without a suitable replacement our e-commerce business could be adversely affected.

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

Our ability to attract and retain artists, users, advertisers and merchants for our online network depends on the performance, reliability and availability of our websites and network infrastructure. Our own staff performs the maintenance and operation of substantially all of our Internet communications hardware and servers. We have periodic maintenance windows, and we experience outages from time to time caused by temporary problems in our own systems or software. While we have implemented procedures designed to improve the reliability of our systems, these interruptions may continue to occur from time to time. Our users also depend on third party Internet service providers and website operators for access to our websites. These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures in the future which are unrelated to our systems, but which could nonetheless adversely affect our business.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur expenses to enforce our rights.

We rely upon the registered trademark rights in the United States for our commercial use of the ARTISTdirect, Ultimate Band List and other brand names and their respective associated domain names, and the ARTISTdirect logo. We seek to protect our trademarks by registration and copyrights and other proprietary rights through confidentiality requirements and other means, but these actions may be inadequate. It may be possible that some of our innovations may not be protectable. We have trademark applications pending in several jurisdictions, but our registrations may not be accepted or may be preempted by third parties and/or we may not be able to register our trademarks in all jurisdictions in which we intend to do business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally attempt to control access to and distribution of our proprietary information.

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

The music content available on the ARTISTdirect network is typically comprised of copyrighted works owned or controlled by multiple third parties. Most of the content on our artist-specific websites is either owned or licensed by the artist. On other parts of the ARTISTdirect network, depending on the nature of the content and how we use the music content, we typically license such rights from publishers, record labels, performing rights societies or artists.

We frequently either do not have written contracts or have short-term contracts with copyright owners, and, accordingly, our access to copyrighted content depends upon the willingness of such parties to continue to make their content available. If the fees for music content increase substantially or if significant music content becomes unavailable, our ability to offer music content could be materially limited. We have not obtained a license for some of the content offered on the ARTISTdirect network, including links to other music-related sites and thirty-second streamed song samples, because we believe that a license is not required under existing law. However, this area of law remains uncertain and may not be resolved for a number of years. When this area of law is resolved, we may be required to obtain licenses for such content, alter or remove the content from our websites and be forced to pay potentially significant financial damages for past conduct. We continue to discuss the potential for license arrangements with many of the major music publishers.

If our online security measures fail, we could lose visitors to our sites and could be subject to claims for damage from our users, content providers, advertisers and merchants.

Our relationships with consumers would be adversely affected and we may be subject to claims for damages if the security measures that we use to protect their personal information, especially credit card numbers, are ineffective. We rely on security and authentication technology that we license from third parties to perform real-time credit card authorization and verification with our bank. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer’s personal information. Our infrastructure may be vulnerable to unauthorized access, physical or electronic computer break-ins, computer viruses and other disruptive problems. Internet service providers have experienced, and may continue to experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees and others. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Security breaches relating to our activities or the activities of third-party contractors that involve the storage and transmission of proprietary information could damage our reputation and our relationships with our content providers, advertisers and merchants. We also could be liable to our content providers, advertisers and merchants for the damages caused by such breaches or we could incur substantial costs as a result of defending claims for those damages. We may need to expend significant capital and other resources to protect against or to address problems caused by such security.  Our security measures may not prevent disruptions or security breaches.

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

We may be sued for content available or posted on our websites or products sold through our websites or for linking and framing of third-party websites.

We may be liable to third parties for content published on our websites and other websites where our syndicated content appears if the music, artwork, text or other content available violates their copyright, trademark or other intellectual property rights or if the available content is defamatory, obscene or pornographic. Similar claims have been brought, sometimes successfully, against website operators in the past. We also may be liable for content uploaded or posted by our users on our websites, such as digitally distributed music files, postings on our message boards, chat room discussions and copyrightable works. In addition, we could have liability to some of our content licensors for claims made against them for content available on our websites.

We also could be exposed to these types of claims for content that may be accessed from our websites or via links to other websites or for products sold through our website. While we have resolved all of these types of claims made against us in the past, we may not be able to do so in the future. Any litigation as a result of defending these types of claims could result in substantial costs and damages. Our insurance may not adequately protect us against these types of claims or the costs of their defense or payment of damages. We link to and “frame” third-party websites of our artists without express written permission to do so. In addition, in the past we have provided a search feature to allow users to find music residing elsewhere on the Internet. Those practices are controversial, and have, in instances not involving us, resulted in litigation. Various claims, including trademark and copyright infringement, unfair competition, and commercial misappropriation, as well as infringement of the right of publicity may be asserted against us as a result. The law regarding linking and framing remains unsettled; it is uncertain as to how existing laws, especially trademark and copyright law, will be applied by the judiciary to the Internet. Also, Congress is increasingly active in passing new laws related to the Internet, and there is uncertainty as to the impact of future potential laws, especially those involving domain names, databases and privacy.

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

The securities issued by the Company in connection with the restructuring of our senior and subordinated debt could have a negative impact on the market price of our stock.

In connection with the Debt Restructuring and debt conversion, 45,732,492 shares of common stock were issued to the Senior and Subordinated Note holders.  Any sales in the public market of the common stock issued in connection with the Debt Restructuring and debt conversion could adversely affect prevailing market prices of our common stock.  Additionally, the existence of these shares could be perceived as representing a negative overhang on the market for our stock.

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

ITEM 1B                UNRESOLVED STAFF COMMENTS

                                Not applicable.

ITEM 2.                             PROPERTIES

The following table provides a schedule of corporate offices and facilities leased by us:

Location	Primary Function	Square Footage	Lease Term

Santa Monica, California	Corporate headquarters for ARTISTdirect and MediaDefender	14,817	Lease ends November 30, 2011

Morristown, New Jersey	Regional office space	5,000	Rental agreement ends September 30, 2009

Kettering, Ohio	Regional office space	3,932	Lease ends June 30, 2009

Los Angeles, California	Secured co-location space	300	Monthly

Los Angeles, California	Secured co-location facility	NA	Lease ends February 2010

El Segundo, California	Secured co-location facility	NA	Lease ends February 2010

Scottsdale, Arizona	Secured co-location facility	NA	Lease ends August 2009

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.                       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Over-the-Counter Bulletin Board under the symbol “ARTD.OB” since May 9, 2003.  The following table sets forth the high and low sales prices for our common stock, as reported by the Over-the-Counter Bulletin Board for fiscal 2008 and 2007, respectively:

	High	Low
2008
First Quarter	$0.51	$0.37
Second Quarter	$0.45	$0.27
Third Quarter	$0.27	$0.03
Fourth Quarter	$0.03	$0.01

2007
First Quarter	$2.40	$1.40
Second Quarter	$2.38	$1.75
Third Quarter	$2.30	$1.75
Fourth Quarter	$1.90	$0.38

The closing price of our common stock on March 31, 2009 was $0.01 per share, as reported on the Over-The-Counter Bulletin Board.  The Over-the-Counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Holders of Record

As of March 31, 2009, we had 278 holders of record of our common stock, excluding shares held in “street name” by brokerage firms and other nominees who hold shares for multiple investors.

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

Additional Information

Copies of our prior Annual Reports on Form 10-K, Quarterly Reports, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements unless we are required to do so by law.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company conducts its media business operations through an online music network appealing to music fans, artists and marketing partners.  The ARTISTdirect Network is a network of websites offering multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce and digital music services.

The Company acquired MediaDefender, Inc., a privately-held Delaware corporation, (“MediaDefender”) in July of 2005, which added media protection services to ArtistDirect’s Internet operations.  MediaDefender is the leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry.  Revenues related to anti-piracy activities declined in 2008 from 2007 and management anticipates a further decline in 2009.  The industry wide reduction in technological anti-piracy services reflects a change by media conglomerates to explore alternative online distribution initiatives, including an ad supported free access to television programming and reduced costs or a subscription based model for digital music downloads.  This decline in industry wide anti-piracy spending is also a reflection of general economic conditions, whereby media copyright holders attempt to maintain profitability through general costs cutting measures, which would include anti-piracy programs.

Recent Developments

Debt Restructing

Senior Debt Restructuring

Effective January 30, 2009, ARTISTdirect, Inc. (the “Company”) entered into a First Amendment to Note and Warrant Purchase Agreement dated as of December 31, 2008 (the “Senior Amendment”) with the holders of the Company’s senior secured debt (the “Senior Note Holders”).  Pursuant to the Senior Amendment, the Senior Note Holders agreed to extinguish all obligations by the Company under the Note and Warrant Purchase Agreement, dated July 28, 2005, and other documents entered into in connection with the senior secured debt transaction (the “Senior Debt Restructuring”), upon completion of the following: (1) $3,500,000 cash payment to the Senior Note Holders; (2) issuance of new subordinated notes, in the aggregate principal amount of $1,000,000, to the Senior Note Holders (the “New Notes”); (3) issuance of 9,000,000 restricted shares of the Company’s common stock to the Senior Note Holders, which are subject to a lock-up period of 12 months; and (4) the conversion of all of the previously issued Subordinated Notes.  The Senior Debt Restructuring was consummated as of January 30, 2009.

The New Notes are unsecured and bear interest at 6.0% per annum, beginning January 30, 2009. The principal and the interest accrued thereon are payable on the maturity date, January 30, 2014, and are subordinated to the senior indebtedness of the Company.

Additionally, in connection with the Senior Debt Restructuring, Trilogy Capital Partners, Inc. agreed to deliver to the Company for cancellation a warrant to purchase up to 433,333 shares of the Company’s capital stock at an exercise price of $2.00 per share.  Fifty percent of such warrants were beneficially owned by Dimitri Villard, the Company’s Chief Executive Officer, who had acquired such warrants as part of the acquisition of 6,190,000 shares from Trilogy Capital Partners, Inc., which occurred on January 15, 2009.

Conversion of Subordinated Notes

In connection with the Senior Debt Restructuring, effective January 30, 2009, the Company entered into a Second Amendment to the Convertible Subordinated Note with holders of the Subordinated Notes representing no less than the majority of the current outstanding aggregate principal amount to provide for the immediate conversion of the Subordinated Notes (the “Subordinated Amendment”). The Subordinated Amendment also provides for the extinguishment of all obligations of the Company under the Subordinated Notes and related documents, including the Registration Rights Agreement among the Company and the holders.  Such obligations included the outstanding principal amount and accrued and unpaid interest on the Subordinated Notes, accrued and unpaid late charges and amounts owed under the Registration Rights Agreement with the holders of the Subordinated Notes.  Consummation of the transactions under the Subordinated Amendment occurred as of January 30, 2009.

Financing by Factoring Accounts Receivables

On January 30, 2009, the Company’s two wholly-owned subsidiaries, ARTISTdirect Internet Group, Inc. (“ADIG”) and MediaDefender each entered into an Accounts Receivable Purchase & Security Agreement (the “A/R Agreement”) with Pacific Business Capital Corporation (“PBCC”), pursuant to which ADIG and MediaDefender agreed to sell and PBCC agreed to purchase qualified accounts receivable on a recourse basis. On January 30, 2009, PBCC purchased an aggregate of approximately $1,600,000 of unpaid receivables to be acquired by PBCC pursuant to the A/R Agreement, subject to a maximum aggregate amount of $3,000,000. The A/R Agreement is effective for twelve-months and automatically renews for successive 12-month periods unless terminated by written notice by either party 30 days prior to such successive period.

As collateral for the financing, PBCC received a first priority interest in all existing and future assets of the Company, ADIG and MediaDefender, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property. In addition to the foregoing, the Company, ADIG and MediaDefender entered into cross guarantees of their respective obligations under the A/R Agreement.

Convertible short-term note to Director

On March 3, 2009, the Company issued a convertible note (the “Note”) to Frederick W. Field, a director of the Company.  The Note is in the principal amount of $200,000 with the principal amount and accrued interest at the rate of 5% per annum due on July 31, 2009.  The Note is automatically convertible into shares of the Company’s Common Stock at a price of $0.03 per share at such time as the Company has sufficient authorized shares.

The following table is a proforma presentation of the Consolidated Balance Sheet reflecting the above described Debt Restructuring as if it had occurred as of December 31, 2008.

	December 31, 2008
	Audited	Proforma
Assets:
Cash	$2,262,000	$12,000
Other current assets, net	3,480,000	3,480,000
Property and equipment, net	1,201,000	1,201,000
Other non-current assets, net	546,000	153,000
	$7,489,000	$4,846,000

Liabilities and Stockholders’ Equity (Deficiency)
Accounts payable and accrued expenses	$921,000	$971,000
Accrued interest and liquidated damages	8,890,000	—
New credit facility	—	1,250,000
Senior secured notes, net	12,817,000	—
Subordinated convertible notes, net	26,397,000	—
Other current liabilities	1,228,000	1,183,000
	50,253,000	3,404,000

New subordinated notes, net of discount	—	270,000
Other long-term liabilities	159,000	159,000
	159,000	429,000

Net Stockholders’ Equity (Deficiency), net	(42,923,000)	1,013,000

	$7,489,000	$4,846,000

Management and Director Changes

Effective January 13, 2009, each of Randy Saaf and Octavio Herrera (each, an “Executive”) entered into separate amendments (collectively, the “Amendments”) to their respective Employment, Confidentiality and Noncompetition Agreements (collectively, the “Employment Agreements”) dated as of July 28, 2005 with MediaDefender, Inc..  Under each of the Amendments, commencing January 1, 2009 the term of employment between each Executive and the MediaDefender were at-will, and either the MediaDefender or the Executive may terminate the applicable Employment Agreement upon five days’ written notice, in which case such Executive shall have a period of 60 days from the effective date of termination to exercise all vested stock options.  Effective February 15, 2009, MediaDefender, terminated the employment of Randy Saaf, Chief Executive Officer of MediaDefender, and Octavio Herrera, President of MediaDefender.

Effective February 1, 2009, Dimitri Villard, the Chairman of the Board of Directors,  pursuant to a three year employment agreement, was appointed to serve as the Company’s Chief Executive Officer. Prior to that date, Mr. Villard was the Company’s interim Chief Executive Officer.  Mr. Villard will receive base compensation equal to $25,000 per month subject to increases as determined by the Board of Directors, in its sole discretion.  Mr. Villard was granted options to purchase 3,920,000 shares of the Company’s stock at $0.03 per share vesting monthly over 36 months and will receive a bonus equal to 33% of the amount by which the Company’s EBITDA exceeds a certain threshold amount as determined by the Company’s Compensation Committee for such fiscal year.

Effective February 1, 2009, the Company and Rene Rousselet (“Executive”) entered into an Employment Agreement pursuant to which Mr. Rousselet was employed to continue as the Company’s Corporate Controller and Principal Accounting Officer.  The employment is on an “at will basis.”  Mr. Rousselet will receive a salary of $14,583 per month subject to increases and a bonus as determined by the Board of Directors, in its sole discretion.  Mr. Rousselet was granted options to purchase 560,000 shares of the Common Stock of the Company at $0.03 per share vesting monthly over 36 months commencing February 1, 2009.  If Mr. Rousselet’s employment is terminated without cause, Mr. Rousselet will receive his salary and vesting of options for an additional period of three months from the date of termination.

Acquisition of MediaSentry

The Company and its wholly owned subsidiary, MediaDefender entered into an Asset Purchase Agreement dated as of March 30, 2009 (the “Purchase Agreement”) pursuant to which the Company through MediaDefender agreed to purchase from SafeNet, Inc. and MediaSentry, Inc. (collectively the “Sellers”), substantially all the assets of the MediaSentry operating unit (the “Acquired Assets”).  In connection with the acquisition, MediaDefender acquired the receivables, equipment and intellectual property of MediaSentry as well as assumed substantially all the employees, offices and client contracts relating to MediaSentry.  The purchase price of the Acquired Assets was $936,000 consisting of $136,000 in cash and a $800,000 one-year promissory note of the Company.  The acquisition was consummated on March 30, 2009.  The MediaSentry operating unit provides (a) comprehensive business and marketing intelligence services for digital media measurement and (b) services to globally detect, track and deter the unauthorized distribution of digital content.

Going Concern:

As a result of communications with the Staff of the Securities and Exchange Commission in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate previously issued financial statements. As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness.  In addition to this initial default, the Company has since entered into other events of default which continued to be in effect as of December 31, 2008.

As of December 31, 2008, approximately $12,994,000 principal amount was outstanding with respect to the Senior Financing, and approximately $27,658,000 principal amount was outstanding with respect to the Sub-Debt Financing.  In addition, at December 31, 2008, approximately $2,415,000 was outstanding with respect to accrued registration delay liability to the holders of the Sub-Debt Financing and approximately $6,475,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing.  The Senior Notes and the Subordinated Notes were due in June and July 2009, respectively.

As more fully described in recent developments, the Senior Financing and Sub-Debt Financing have been restructured.  In accordance with the restructure, the Company paid $3,500,000 to the Senior Note Holders, issued new subordinated notes in the aggregate principal amount of $1,000,000 to the Senior Note Holders, issued 9,000,000 restricted shares of the Company's common stock to the Senior Note Holders, which are subject to a lock-up period of 12 months, and converted the Sub-Debt to equity.  In order to obtain funds to accomplish the restructure, and to fund future operations, the Company obtained financing by factoring its accounts receivable.

As a result of the successful debt restructuring, the Company anticipates that it will have sufficient access to working capital from operations and the factoring of account receivable.  However, because of the Companys’ declining revenues, negative working capital, net loss, and uncertainties related to improving its operating results under current economic conditions, our independent auditors, in their report on the Companys’ financial statements for the year ended December 31, 2008 expressed substantial doubt about the Companys’ ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended December 31, 2008, the Company recorded a non-cash charge to operations aggregating $31,085,000 with respect to the impairment of the goodwill recognized in conjunction with the acquisition of MediaDefender in July 2005.  This charge to operations was based on various factors and developments occurring in 2008, including continuing erosion in the demand for MediaDefender’s core Internet anti-piracy services within the entertainment industry, the unexpected non-renewal by MediaDefender’s largest customer in mid-2008, continuing deterioration of operating margins and valuation metrics, and the inability to implement new advertising initiatives on a large-scale basis.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted account principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. Management has determined that SFAS No. 157 does not have a material impact on our financial position.

SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Management has determined that SFAS No. 159 does not have a material impact on our financial position.

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

In March 2008—The Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share –based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential effect of FSP EITF 03-6-1 on its financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company's own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently anticipate that the adoption of EITF 07-05 on January 1, 2009 will have any impact on its consolidated financial statement presentation or disclosures.

Results of Operations - Years Ended December 31, 2008 and 2007:

The table shown below presents information with respect to the Company’s consolidated statements of operations as to actual amounts and as a percentage of total net revenue, for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008		2007
	$	$	%	%
Net revenue
E-commerce	$336	2.8%	$1,497	6.2%
Media	3,995	32.9%	7,500	31.0%
Anti-piracy and file-sharing marketing services	7,810	64.3%	15,174	62.8%
Total net revenue	12,141	100.0%	24,171	100.0%
Cost of revenue:
E-commerce	320	2.6%	1,531	6.3%
Media	2,606	21.5%	3,688	15.3%
Anti-piracy and file-sharing marketing services	7,429	61.2%	9,414	38.9%
Total cost of revenue	10,355	85.3%	14,633	60.5%
Gross profit	1,786	14.7%	9,538	39.5%
Operating expenses:
Sales and marketing	1,535	12.6%	1,993	8.2%
General and administrative (including stock-based compensation)	7,022	57.9%	10,867	45.0%
Development and engineering	437	3.6%	525	2.2%
Goodwill impairment	31,085	256.0%
Write-off of fixed assets	—	—%	97	0.4%
Total operating costs	40,079	330.1%	13,482	55.8%
Loss from operations	(38,293)	(315.4)%	(3,944)	(16.3)%
Interest income	51	0.4%	211	0.9%
Interest expense	(8,740)	(72.0)%	(7,923)	(32.8)%
Loss on foreign currency	(65)	(0.5)%	(14)	(0.1)%
Other income	340	2.8%	—	—%
Liquidated damages under registration rights agreements	—	—%	395	1.6%
Change in fair value of warrant liability	130	1.0%	4,551	18.8%
Change in fair value of derivative liability	302	2.5%	18,043	74.7%
Amortization of deferred financing costs	(842)	(6.9)%	(841)	(3.4)%
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	(25)	(0.2)%	—	—%
Income (loss) before income taxes	(47,142)	(388.3)%	10,478	43.4%
Provision (benefit) for income tax	814	6.7%	(1,039)	(4.3)%
Net income (loss)	$(47,956)	(395.0)%	$11,517	47.7%

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

Included in Adjusted EBITDA are direct operating expenses for each segment.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments

The table shown below summarizes net revenue and Adjusted EBITDA by operating segment for the years ended December 31, 2008 and 2007, respectively.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Years Ended December 31,
	2008	2007
	(in thousands)
Net Revenue:
E-commerce	$336	$1,497
Media	3,995	7,500
Anti-piracy and file-sharing marketing services	7,810	15,174
	$12,141	$24,171

Adjusted EBITDA:
E-commerce	$(88)	$(218)
Media	264	2,604
Anti-piracy and file-sharing marketing services	264	5,304
	440	7,690
Corporate:
General and administrative expenses	(3,635)	(4,824)
Liquidated damages under registration rights agreements	—	395
	$(3,195)	$3,261

	Years Ended December 31,
	2008	2007
	(in thousands)

Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$(3,195)	$3,261
Stock-based compensation	(991)	(2,110)
Depreciation and amortization	(906)	(1,015)
Amortization of intangible assets	(2,181)	(3,602)
Amortization of deferred financing costs	(842)	(841)
Goodwill impairment	(31,085)	—
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	(25)	—
Interest income	51	211
Other income	340	—
Write-off of fixed assets	—	(97)
Interest expense, including amortization of discount on debt of $3,088 and $3,081 in 2008 and 2007, respectively	(8,740)	(7,923)
Change in fair value of warrant liability	130	4,551
Change in fair value of derivative liability	302	18,043
Provision (benefit) for income taxes	(814)	1,039
Net income (loss)	$(47,956)	$11,517

Net Revenue.  The Company’s net revenue decreased by $12,030,000 or 50%, to 12,141,000 for the year ended December 31, 2008, as compared to $24,171,000 for the year ended December 31, 2007.

MediaDefender provided $7,810,000 of revenue for the year ended December 31, 2008, as compared to $15,174,000 for the year ended December 31, 2007.  MediaDefender’s anti-piracy revenues in 2008 were negatively impacted by the loss of one customer in November 2007 that accounted for 4% of MediaDefender’s 2007 annual revenue, which cited cost pressures subsequent to a change in ownership, and the loss of a second customer in January 2008 that accounted for 12% of MediaDefender’s 2007 annual revenues, which noted that they were evaluating the use of alternative methods to deal with piracy.  In June 2008, the Company was advised that a third customer that accounted for 18% of MediaDefender’s 2007 annual revenues was substantially curtailing its use of MediaDefender’s anti-piracy services subsequent to the expiration of its current contract with MediaDefender on June 30, 2008, citing uncertainty with respect to the effectiveness and cost/benefit of anti-piracy services.

The loss of revenues from these for customers represented the bulk in the decrease in MediaDefender’s television and catalogue library anti-piracy revenues during 2008, as major entertainment conglomerates discontinued or reduced technological based anti-piracy measures for libraries and television network programming.  These major entertainment companies have indicated that they are exploring alternative means to combat Internet piracy by distributing television programs via websites utilizing an advertising supported model.  However, major media companies continue to utilize a variety of anti-piracy counter measures to protect major theatrical movies and new music album releases in order to protect traditional marketing revenue channels as well as retail sales transactions.

During 2008 MediaDefender continued to offer advertising opportunities for brand specific programs over the peer-to-peer network.  These programs generated $410,000 during 2008 as compared to $560,000 for similar advertising programs in 2007.  Due to the evolving nature of the peer-to-peer Internet network, limited development resources and a significant reduction in Internet advertising campaigns in the fourth quarter of 2008, MediaDefender was unable to reach anticipated revenue levels from peer-to-peer advertising initiatives.  However, the Company anticipates that peer-to-peer advertising will continue to provide accretive revenues with negligible costs.

MediaDefender’s revenue accounted for 64.3% of the Company’s total net revenue for the year ended December 31, 2008, as compared to 62.8% of the Company’s total net revenue for the year ended December 31, 2007.  The Company expects that revenues from MediaDefender will continue to represent a significant proportion of its total revenues for the foreseeable future.

Media revenue decreased by $3,505,000 or 46.7%, to $3,995,000 for the year ended December 31, 2008, as compared to $7,500,000 for the year ended December 31, 2007.  Media revenue decreased in 2008 as compared to 2007 as a result of a significant slow-down in online advertising, in particular banner and display advertising, and increased competition from new music-related websites.  In addition, in April 2007, the Company entered into a strategic partnership with T-Mobile with the launch of a specially designed United Kingdom counterpart to the Company’s United States-based online music destination website.  The United Kingdom version of ARTISTdirect.com (www.ARTISTdirect.com/uk) included numerous T-Mobile enhancements, including exclusive branded content provided by T-Mobile.  This contract concluded during June 2008.  During the year ended December 31, 2008 and 2007, approximately $204,000 and $1,270,000, respectively, of media revenues were generated by T-Mobile.

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

During the years ended December 31, 2008 and 2007, the Company’s media revenues were generated by two outside sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s website and through affiliated websites, as well as by in-house sales personnel.  During the year ended December 31, 2008, one customer accounted for accounted for $589,000 or 14.7% of media revenues.  During the year ended December 31, 2007, one customer accounted for approximately $1,270,000 or 16.9% of media revenues.

E-commerce revenue decreased by $1,161,000, or 77.6%, to $336,000 for the year ended December 31, 2008, as compared to $1,497,000 for the year ended December 31, 2007.  Due to limited opportunities for revenue growth and acceptable gross margins, the Company has been de-emphasizing e-commerce activities over the past few years.  During the years ended December 31, 2008 and 2007, approximately 0% and 59% of e-commerce revenues were generated from the products related to a single music merchandising entity.  Effective August 31, 2007, the Company restructured its relationship with this merchandising entity to eliminate such merchandise sales and focus on music sales, which had a negative impact on e-commerce sales for the remainder of 2007, and will have a significant negative impact on future e-commerce revenues, although such restructuring is expected to have limited impact on operating margins.

Cost of Revenue.  The Company’s total cost of revenue decreased by $4,280,000 or 36.0%, to $10,355,000 for the year ended December 31, 2008, as compared to $14,633,000 for the year ended December 31, 2007, primarily as a result of a decrease in MediaDefender cost of revenues of $1,985,000, media cost of revenues of $1,082,000, and e-commerce cost of revenues of $1,211,000.  The decline in costs of revenue is the result of significantly lower amortization and depreciation costs related to fully depreciated capitalized assets, property and equipment acquired in the MediaDefender acquisition, the absence of e-commerce inventory costs and an overall decrease in business activity for all business segments.

MediaDefender’s cost of revenue decreased by $1,985,000 or 21.1%, to $7,429,000 for the year ended December 31, 2008, as compared to $9,414,000 for the year ended December 31, 2007.  The reduction in costs of revenue reflects costs savings in bandwidth of $675,000 and lower amortization and depreciation costs of $1,216,000 and the balance of the reduced costs were in lower personnel costs.  Included in MediaDefender’s cost of revenue for the years ended December 31, was the amortization of proprietary technology acquired in the MediaDefender transaction of $1,478,000 and $2,534,000, respectively.  Approximately $1,056,000 of the decrease in MediaDefender cost of revenues reflects the completion of amortization in July 2008 of the proprietary technology and $160,000 of reduced depreciation expense from the expiration of costs associated with assets with a three-year life which were acquired in the July 2005 MediaDefender transaction.

Cost of revenue relating to media decreased by $1,082,000 or 29.3% to $2,606,000 for the year ended December 31, 2008, as compared to $3,688,000 for the year ended December 31, 2007.  The majority of the decrease in costs is the result of the absence of $350,000 of content costs in 2008 for a unique advertising campaign which occurred in 2007 and a reduction in outside commissions and affiliate website costs of $386,000 and 325,000, respectively.  The balance of reduced costs was associated with ad serving and other costs reflecting a decrease in advertising activity during 2008.

E-commerce costs of revenue decreased by $1,161,000, or 77.60%, to $336,000 for the year ended December 31, 2008, as compared to $1,497,000 for the year ended December 31, 2007, primarily as a result of decreased inventory and related costs from the discontinuation of selling teen apparel and merchandise on the www.Artistdirect.com website as of August 2007.

As a result of the foregoing, gross profit was $1,786,000 for the year ended December 31, 2008, as compared to $9,538,000 for the year ended December 31, 2007, reflecting a combined gross margin of 14.7% and 39.5%, respectively.  A summary of gross profit and gross margin by segment is as follows ($000):

	Years Ended December 31,
	2008		2007
Segment:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
E-commerce	$16	4.8%	$(34)	(2.3)%
Media	1,389	34.8%	3,812	50.8%
Anti-piracy and file-sharing marketing services	381	4.9%	5,760	38.0%
Totals	$1,786	14.7%	$9,538	39.5%

Sales and Marketing.  The Company’s sales and marketing expense decreased by $458,000 or 23.0%, to $1,535,000 for the year ended December 31, 2008, as compared to $1,993,000 for the year ended December 31, 2007.  Also included in sales and marketing expense for the years ended December 31, 2008 and 2007 is the amortization of customer relationships acquired in the MediaDefender transaction of $440,000 and $755,000, respectively.  Approximately $315,000 of the decrease in sales and marketing expense reflects the completion of amortization in July 2008 of the customer relationships with a three-year life that were acquired in the July 2005 MediaDefender transaction.  The balance of the reduced costs is due to reduced wages, commissions and bonus costs associated with the departure of the Vice President of Sales in November 2008.

General and Administrative.  The Company’s general and administrative expense decreased by $3,845,000 or 35.4%, to $7,022,000 for the year ended December 31, 2008, as compared to $10,867,000 for the year ended December 31, 2007.  General and administrative expense decreased significantly in 2008 as compared to 2007 as a result of various factors, including a reduction in bonus accruals, and reduced legal and accounting fees, travel expenses, and equity-based compensation.

Significant components of general and administrative expense consists of management compensation (and bonuses, when applicable), personnel and personnel-related costs, insurance, legal and accounting fees, board compensation, consulting fees, occupancy costs and the provision for doubtful accounts.  Also included in general and administrative expense for the years ended December 31, 2008 and 2007 are stock-based compensation costs of $991,000 and $2,110,000, board fees of $76,000 and $250,000, and the amortization of non-competition agreements of $263,000 and $313,000, respectively, resulting from the MediaDefender transaction.

During the years ended December 31, 2008 and 2007, the Company incurred legal, accounting, consulting and printing fees and costs of approximately $2,274,000 and $1,880,000, respectively, relating to the preparation and filing of various documents with the SEC, negotiations with senior and subordinated note holders, review and analysis of various restructuring alternatives, amendments to financing agreements, and other ordinary course legal and accounting matters.  As a result of the event of defaults related to the Company’s senior and subordinated debt agreements (see “Going Concern” above), the Company has continued to incur significant costs in this regard in 2008.

During the year ended December 31, 2008, the Company was not required to accrue any performance bonuses for the senior management of MediaDefender.  During the years ended December 31, 2008 and 2007, the Company incurred bonus expense of $20,000 and $793,000 respectively.  In 2007, the Company incurred $700,000 with respect to the accrual of annual performance bonuses payable to MediaDefender’s senior management pursuant to their respective employment agreements.

During the year ended December 31, 2008, the Company recorded a charge to operations of $350,000 for the severance payment with respect to the Amended and Restated Services Agreement dated as of March 6, 2008 between the Company and the Company’s former Chief Executive Officer.  The Company also recorded stock-based compensation costs of $571,000 during the year ended December 31, 2008 with respect to this settlement, which is included in the $991,000 above.

Development and Engineering.  Development and engineering costs were $437,000 for the year ended December 31, 2008, as compared to $525,000 for the year ended December 31, 2007.  Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s website, and are charged to operations as incurred.

Goodwill Impairment. During the year ended December 31, 2008, the Company recorded a non-cash charge to operations aggregating $31,085,000 with respect to the impairment of the goodwill recognized in conjunction with the acquisition of MediaDefender in July 2005.  This charge to operations was based on various factors and developments occurring in 2008, including continuing erosion in the demand for MediaDefender’s core Internet anti-piracy services within the entertainment industry, the unexpected non-renewal by MediaDefender’s largest customer in mid-2008, continuing deterioration of operating margins and valuation metrics, and the inability to implement new advertising initiatives on a large-scale basis.

Write-Off of Fixed Assets. During the year ended December 31, 2007, the Company recorded a charge to operations of $97,000 to write-off the net book value of obsolete computer equipment that it did not expect to utilize in future periods.  The Company did not write-off any fixed assets during the year ended December 31, 2008.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $38,293,000 for the year ended December 31, 2008, as compared to a loss from operations of $3,944,000 for the year ended December 31, 2007.

Interest Income.  Interest income was $51,000 for the year ended December 31, 2008, as compared to $211,000 for the year ended December 31, 2007.

Interest Expense.  Interest expense of $8,740,000 and $7,923,000 for the years ended December 31, 2008 and 2007, respectively, relates to the $15,000,000 of 11.25% secured notes payable issued in the Senior Financing and the $30,000,000 of 4.0% subordinated convertible notes payable issued in the Sub-Debt Financing, both of which were issued to finance the acquisition of MediaDefender in July 2005.  Effective January 1, 2007, the interest rate on the Sub-Debt Financing increased from 4.0% to 12.0% due to the default on the Company’s senior and subordinated debt agreements in January 2007 (see “Going Concern” above).  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Senior Financing, which was effective as of February 20, 2008, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the 11.25% secured notes payable from 11.25% to 16.0% per annum.

Additional consideration in the form of warrants issued to the lenders was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of this discount on debt included in interest expense for the years ended December 31, 2008 and 2007 was $716,000 and $717,000, respectively.

The Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The value of the embedded derivatives was bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount was amortized to interest expense over the life of the Sub-Debt Notes.  Accordingly, the amortization of this discount on debt included in interest expense for the years ended December 31, 2008 and 2007 was $2,372,000 and $2,365,000, respectively.

Loss on Foreign Currency Transactions. The loss on foreign currency transactions was $65,000 and $14,000 for the years ended December 31, 2008 and 2007, respectively.

Other Income.  Other income was $340,000 for the year ended December 31, 2008, reflecting primarily a reduction in certain old accrued liabilities.  The Company did not have any other income for the year ended December 31, 2007.

Liquidated Damages Under Registration Rights Agreements. The Company did not have any additional liquidated damages during the year ended December 31, 2008.  In accordance with EITF 00-19-2, which the Company adopted as of December 31, 2006, and SFAS No. 5, the Company accrued seven months liquidated damages (through mid-August 2007) under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006. As a result of the Company’s registration statement being declared effective on July 6, 2007, which was earlier than originally estimated, the Company recorded a net reduction to the original accrual of $395,000 in other income during the year ended December 31, 2007.

Change in Fair Value of Warrant Liability. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as a warrant liability. The carrying value of the warrants is adjusted quarterly to reflect any changes in the fair value such liability and is included in the statement of operations as other income (expense). For the years ended December 31, 2008 and 2007, the Company recorded income of $130,000 and $4,551,000, respectively, to reflect the change in warrant liability during such periods.

Change in Fair Value of Derivative Liability. In accordance with EITF 00-19, the fair value of the embedded derivatives was bifurcated from the subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability. The carrying value of the derivative liability is adjusted quarterly to reflect any changes in the fair value of such liability and is included in the statement of operations as other income (expense). For the years ended December 31, 2008 and 2007, the Company recorded income of $302,000 and $18,043,000, respectively, to reflect the change in derivative liability during such periods.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs was $842,000 and $841,000 for the years ended December 31, 2008 and 2007, respectively. Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and are being amortized over the term of the related debt.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Resulting from Principal Payments on Senior Secured Notes Payable and Conversion of Subordinated Convertible Notes Payable. Deferred financing costs and debt discount costs aggregating $17,000 were charged to operations as a result of the principal payments on senior secured notes payable during the year ended December 31, 2008.

Income (Loss) Before Income Taxes. As a result of the aforementioned factors, loss before income taxes was $(47,142,000) for the year ended December 31, 2008, as compared to income before income taxes of $10,478,000 for the year ended December 31, 2007.

Provision (benefit) for Income Taxes. The Company recorded $814,000 during the year ended December 31, 2008 to accrue for potential additional taxes and interest as a result of a pending audit of the Companys 2005 and 2006 tax returns. The Company received a tax refund and a benefit for income taxes of $1,039,000 for the year ended December 31, 2007, as a result of the carryback of 2007 tax losses to 2005 and 2006.

Net Income (Loss). As a result of the foregoing factors, the net loss was $(47,956,000) for the year ended December 31, 2008, as compared to a net income of $11,517,000 for the year ended December 31, 2007.

Liquidity and Capital Resources:

As of December 31, 2008, approximately $12,994,000 principal amount was outstanding with respect to the Senior Financing, and approximately $27,658,000 principal amount was outstanding with respect to the Sub-Debt Financing.  In addition, at December 31, 2008, approximately $0 and $2,415,000 were outstanding with respect to accrued registration delay liability to the holders of the Senior Financing and the Sub-Debt Financing, respectively, and approximately $113,000 and $6,362,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively.  The Senior Notes and the Subordinated Notes would have been due in June and July 2009, respectively.

Effective January 30, 2009, the Company entered into a First Amendment to Note and Warrant Purchase Agreement dated as of December 31, 2008 (the “Senior Amendment”) with the holders of the Company’s senior secured debt (the “Senior Note Holders”).  Pursuant to the Senior Amendment, the Senior Note Holders agreed to extinguish all obligations by the Company under the Note and Warrant Purchase Agreement, dated July 28, 2005, and other documents entered into in connection with the senior secured debt transaction (the “Senior Debt Restructuring”), upon completion of the following: (1) $3,500,000 cash payment to the Senior Note Holders; (2) issuance of new subordinated notes, in the aggregate principal amount of $1,000,000, to the Senior Note Holders (the “New Notes”); (3) issuance of 9,000,000 restricted shares of the Company’s common stock to the Senior Note Holders, which are subject to a lock-up period of 12 months; and (4) the conversion of all of the previously issued Subordinated Notes. The restructuring of the senior debt was consummated on January 30, 2009.

The New Notes are unsecured and bear interest at 6.0% per annum, beginning January 30, 2009. The principal and the interest accrued thereon are payable on the maturity date, January 30, 2014, and are subordinated to the senior indebtedness of the Company.

In connection with the Senior Debt Restructuring, effective January 30, 2009, the Company entered into a Second Amendment to the Convertible Subordinated Note with holders of the Subordinated Notes representing no less than the majority of the current outstanding aggregate principal amount to provide for the immediate conversion of the Subordinated Notes (the “Subordinated Amendment”). The Subordinated Amendment also provides for the extinguishment of all obligations of the Company under the Subordinated Notes and related documents, including the Registration Rights Agreement among the Company and the holders.  Such obligations included the outstanding principal amount and accrued and unpaid interest on the Subordinated Notes, accrued and unpaid late charges and amounts owed under the Registration Rights Agreement with the holders of the Subordinated Notes.  Consummation of the transactions under the Subordinated Amendment occurred as of January 30, 2009.

In order to obtain the additional funds of $1,250,000 to close the restructure and recapitalization plan on January 30, 2009, the Company’s two wholly-owned subsidiaries, ARTISTdirect Internet Group, Inc. (“ADIG”) and MediaDefender each entered into an Accounts Receivable Purchase & Security Agreement (the “A/R Agreement”) with Pacific Business Capital Corporation (“PBCC”), pursuant to which ADIG and Mediadefender agreed to sell and PBCC agreed to purchase qualified accounts receivable on a recourse basis. On January 30, 2009, PBCC purchased an aggregate of approximately $1,600,000 of unpaid receivables to be acquired by PBCC pursuant to the A/R Agreement, subject to a maximum aggregate amount of $3,000,000. The A/R Agreement is effective for twelve-months and automatically renews for successive 12-month periods unless terminated by written notice by either party 30 days prior to such successive period.

As collateral for the financing, PBCC received a first priority interest in all existing and future assets of the Company, ADIG and Mediadefender, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property. In addition to the foregoing, the Company, ADIG and Mediadefender entered into cross guarantees of their respective obligations under the A/R Agreement.

The Company anticipates that there will be sufficient access to working capital from the A/R Agreement and the consolidated operations of Artist Direct Internet Group and MediaDefender to pay the interest under the A/R Agreement and fund the ongoing costs of operations.  Although there can be no assurance of continued profitability, the Company anticipates that it will be able to raise additional capital as needed or obtain additional financing to operate the Company.

The Companys’ consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  Because of the Companys’ declining revenues, negative working capital, net loss, and uncertainties related to improving our operating results under current economic conditions, our independent auditors, in their report on the Companys’ financial statements for the year ended December 31, 2008 expressed substantial doubt about the Companys’ ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview:

As of December 31, 2008 and 2007, the Company had $1,994,000 and $4,268,000 of unrestricted cash and cash equivalents, respectively.

At December 31, 2008, the Company had a working capital deficiency of $44,512,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of default interest on the subordinated convertible notes payable of $6,362,000, liquidated damages payable under registration rights agreements of $1,972,000, warrant liability of $35,000, and derivative liability of $11,000 at such date.

At December 31, 2007, the Company had a working capital deficiency of $32,273,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of default interest on the subordinated convertible notes payable of $3,034,000, liquidated damages payable under registration rights agreements of $2,382,000, warrant liability of $164,000, and derivative liability of $313,000 at such date.

The increase in the working capital deficiency at December 31, 2008 as compared to December 31, 2007 of $12,239,000 was primarily attributable to an increase in the interest owed to the senior and subordinated note holders of $5,947,000 and a reduction in accounts receivable and cash of $5,626,000 and $2,286,000 respectively, offset by a $2,503,000 reduction in accounts payable and accrued expenses.

Operating. Net cash used in operating activities was $1,704,000 for the year ended December 31, 2008, as compared to net cash used by operating activities for the year ended December 31, 2007 of $1,038,000. Operating cash flow decreased in 2008 as compared to 2007 primarily as a result of the decrease in operating profitability at MediaDefender.

Investing. Net cash used in investing activities for the year ended December 31, 2008 was $269,000, which consisted of additions to property and equipment. Net cash used in investing activities for the year ended December 31, 2007 was $481,000, which consisted of additions to property and equipment.

Financing. Net cash used by financing activities for the year ended December 31, 2008 was $301,000, which consisted of principal payments on senior secured notes.  Net cash provided by financing for the year ended December 31, 2007 was $185,000, which was comprised of $101,000 from the exercise of stock options and a net decrease of $84,000 in restricted cash that secures certain letters of credit.

Contractual Obligations:

The Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below. The summary shown below reflects the debt restructuring consummated on January 30, 2009 and the purchase of MediaSentry assets on March 30, 2009.

		Payments Due by Year (in thousands)
Contractual cash obligations	Total	2009	2010	2011	2012
Employment contracts (1)	$900	$275	$300	$300	$25
Lease obligations (2)	2,796	1,604	722	470	—
MediaSentry asset purchase and Safenet promissory note (5)	936	136	800	—	—
Interest on SafeNet note	99	48	51	—	—
Senior secured notes payable debt restructuring (3)	3,500	3,500	—	—	—
Accounts receivable credit facilities (4)(7)	1,250	—	1,250	—	—
Convertible short-term note	200	200	—	—	—
Total contractual cash obligations	$9,681	$5,763	$3,123	$770	$25

(1)          Base compensation only; does not include any performance bonuses.

(2)          Lease obligations include property leases and co-location bandwidth contracts.

(3)          In connection with the debt restructuring the Company paid $3,500,000 on January 30, 2009 to the senior note holders.

(4)          The credit facilities obtained from Pacific Business Capital Corporation in connection with the debt restructing are due in February 2010 and bear interest at 2% per month of the outstanding balance funded against pledged receivables.

(5)          In connection with the MediaSentry asset purchase completed on March 30, 2009, the Company paid SafeNet Inc. $136,000 and issued a $800,000 note at 6% interest due in March 2010.

(6)          The above table does not reflect the new five year subordinated 6% notes issued to the senior note holders in connection with the debt restructuring as the principle and interest are due in January 2014.

(7)          Short Term automatically convertible note dated March 3, 2009 to Fredrick Field, a director, for $200,000, which is due July 31, 2009 with interest at 5% per year.

Capital Expenditures. The Company estimates that it will have capital expenditures aggregating approximately $250,000 for the year ending December 31, 2009, primarily related to the expansion of MediaDefender’s operations.

Off-Balance Sheet Arrangements. At December 31, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 8.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T) - MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our chief executive officer and principal financial officer, have evaluated our disclosure controls and procedures and determined that they were effective as of December 31, 2008.

Our management, with the participation of our chief executive officer and chief accounting officer evaluated our internal controls over financial reporting as of December 31, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.              OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth, as of March 24, 2009, the names of, and certain information concerning, our directors:

Name	Age	Position	Director Since	End of Term
Dimitri Villard	66	Chief Executive Officer and Chairman of the Board	2005	2009
Frederick W. Field	56	Director	2001	2009
Fred Davis	49	Director	2005	2009

Dimitri Villard.   Mr. Villard served as Interim Chief Executive officer since March 6, 2008 and as a director since January 2005. Effective February 1, 2009, Mr. Villard was appointed Chief Executive Officer of the Company and its two wholly owned subsidiaries.  Mr. Villard has also served as President and a director of Pivotal BioSciences, Inc., a biotechnology company, since September 1998. In addition, since January 1982 to present, he has served as President and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. From 2004 to 2008 Mr. Villard served as Chairman of the Board of Dax Solutions, Inc. (“Dax”), an entertainment industry digital asset management venture. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a B.A. from Harvard University and a Master of Science degree from China International Medical University.

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

Fred Davis.   Mr. Davis has served as a director since November 2005. Mr. Davis currently serves as a Senior Partner at the Law Firm of Davis, Shapiro, Lewit, & Hayes which he co-founded in 1997. Prior to 1997, Mr. Davis served as an Executive Vice President at EMI Records. Mr. Davis received a B.A. degree from Tufts University and a J.D. degree from Fordham School of Law.

Executive Officers

The following table sets forth, as of March 24, 2009, the name of, and certain information concerning, our executive officer who does not also serve as a director:

Name	Age	Position
Rene Rousselet	53	Corporate Controller and Principal Accounting Officer

René Rousselet. Mr. Rousselet has served as Corporate Controller since September 2006 and as Principal Accounting Officer since February 2007. From May 2006 to September 2006, Mr. Rousselet worked as a consultant for Tag-It Pacific, Inc. (TAG), a publicly-traded apparel company. From November 2004 to May 2006, he served as the Chief Financial Officer of Asbestos Control Testing, Inc., a privately held interior demolition company, and from 1999 to 2004 he was the President and Chief Financial Officer of ProService Inc., a privately held professional employment organization.  Prior to 1999, Mr. Rousselet served as either the Chief Financial Officer or Corporate Controller for a variety of entertainment companies in Los Angeles including two public companies Hemdale Communications Inc. (no longer in existence) and The Kushner-Locke Company (KLOC.PK), a television programming company. Mr. Rousselet received a Degree in Accounting from California State University Northridge in 1977 and became a Certified Public Accountant in 1979 while working as a Senior Auditor at Arthur Andersen & Co.

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, all Section 16(a) forms were timely filed during fiscal 2008.

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

The Board of Directors and Committees

The Board is responsible for the supervision of the overall affairs of the Company. The Board met multiple times during the year ended December 31, 2008.  During 2008, each director attended either in-person or by telephone, at least 90% percent of all Board meetings.

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

Compensation Committee

The Board established a Compensation Committee in November 2005. The Compensation Committee administers the Company’s compensation and benefit plans, in particular, the incentive compensation and equity-based plans, and approves salaries, bonuses, and other compensation arrangements and policies for the Company’s officers, including the Chief Executive Officer. The Board has adopted a written charter for the Compensation Committee, a copy of which was filed as an exhibit to the Company’s Proxy Statement filed on May 8, 2006 with the Securities and Exchange Commission. The Compensation Committee currently consists of Fred Davis and Frederick Field, both of whom were considered “independent” for the year ended December 31, 2008.

Nominating Committee

The Board established a Nominating Committee in June 2006.  The Nominating Committee during 2007 consisted of Frederick Field and Fred Davis, both of whom were considered “independent”.  The Nominating Committee was established to ensure that the Company is able to attract and retain qualified individuals to serve on the Board of Directors and to establish a fair process for the handling of stockholder nominations to the Board of Directors.  There were no meetings of the Nominating Committee during 2008.

ITEM 11.                                              EXECUTIVE COMPENSATION

Overview of Executive Compensation Program

The Compensation Committee of our board of directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The Compensation Committee seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executive officers are similar to those provided to our other officers.

Throughout this Annual Report, the individuals included in the Summary Compensation Table are referred to as the “named executive officers.”

Compensation Philosophy and Objectives

The components of our executive compensation consist of salary, annual cash bonuses awarded based on the Compensation Committee’s subjective assessment of each individual executive’s job performance during the past year, stock option grants to provide executives with longer-term incentives, and occasional special compensation awards (either cash or stock options) to reward extraordinary efforts or results.

The Compensation Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our Company. The Compensation Committee uses annual and other periodic cash bonuses to reward an officer’s achievement of specific goals and employee stock options as a retention tool and as a means to align the executive’s long-term interests with those of our stockholders, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation to maintain our company’s ability to attract and retain excellent employees in key positions and to assure that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of comparable companies. To that end, the Compensation Committee believes executive compensation packages provided by us to our named executive officers should include both cash compensation and stock options.

Because of the size of our Company, the small number of executive officers in our Company, and our company’s financial priorities, the Compensation Committee has decided not to implement or offer any pension benefits, deferred compensation plans, or other similar plans for our named executive officers.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all of our officers. Decisions regarding the non-equity compensation of our other officers are made by our Chief Executive Officer.

The Compensation Committee and the Chief Executive Officer annually review the performance of each named executive officer (other than the Chief Executive Officer, whose performance is reviewed only by the Compensation Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the Company’s annual cash and incentive-based cash and non-cash executive compensation to seek to motivate our named executives to achieve the business goals set by the Company, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants. The Compensation Committee utilizes data to set compensation for our executive officers at levels targeted at or around a range of compensation amounts provided to executives at comparable companies considering, for each individual, their individual experience level related to their position with us. There is no pre-established policy or target for the allocation between either cash and non-cash incentive compensation.

2008 Executive Compensation Components

For 2008, the principal components of compensation for the named executive officers were:

•                  base salary;

•                  annual bonuses; and

•                  equity incentive compensation.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the year. Base salary ranges for the named executive officers are determined for each named executive officer based on his position and responsibility.

During its review of base salaries for executives, the Compensation Committee primarily considers:

•                  the negotiated terms of each executive employment agreement;

•                  internal review of the executive’s compensation, both individually and relative to other named executive officers; and

•                  individual performance of the executive.

Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the Compensation Committee’s assessment of the individual’s performance.

Annual and Special Bonuses

The Compensation Committee has not established an incentive compensation program with fixed performance targets. Because we do not generate significant profits, the Compensation Committee bases its discretionary compensation awards on the achievement of milestones, and effective fund-raising efforts, and effective management of personnel and capital resources, among other criteria.

Equity Incentive Compensation

As indicated above, the Compensation Committee also aims to encourage the company’s executive officers to focus on long-term company performance by allocating to them stock options that vest over a period of several years. There were no equity grants during 2008.  All stock options had an exercise price equal to the closing market price on the date of grant, and also vest monthly over three years, provided that such executives remain in our employ through such monthly vesting periods

Retirement Plans, Perquisites and Other Personal Benefits

We have adopted a tax-qualified employee savings and retirement plan, the 401(k) Plan, for eligible United States employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by our board of directors. Matching and profit sharing contributions, if any, are subject to a vesting schedule; all other contributions are at all times fully vested. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.

Ownership Guidelines

The Compensation Committee has no requirement that each named executive officer maintain a minimum ownership interest in our company.

Our long-term incentive compensation consists solely of periodic grants of stock options to our named executive officers. The stock option program:

•                  links the creation of stockholder value with executive compensation;

•                  provides increased equity ownership by executives;

•                  functions as a retention tool, because of the vesting features included in all options granted by the Compensation Committee; and

•                  maintains competitive levels of total compensation.

We normally grant stock options to new executive officers when they join our company based upon their position with us and their relevant prior experience. The options granted by the Compensation Committee generally vest monthly over the first three years of the option term. Vesting and exercise rights cease upon termination of employment (or, in the case of exercise rights, 90 days thereafter), except in the case of death (subject to a one-year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. In addition to the initial option grants, our Compensation Committee may grant additional options to retain our executives and reward, or provide incentive for, the achievement of corporate goals and strong individual performance. Options are granted based on a combination of individual contributions to our company and on general corporate achievements, which may include the attainment of product development milestones and attaining other annual corporate goals and objectives.

On an annual basis, the Compensation Committee assesses the appropriate individual and corporate goals for our new executives and provides additional option grants based upon the achievement by the new executives of both individual and corporate goals. We expect that we will continue to provide new employees with initial option grants in the future to provide long-term compensation incentives and will continue to rely on performance-based and retention grants to provide additional incentives for current employees. Additionally, in the future, the Compensation Committee may consider awarding additional or alternative forms of equity incentives, such as grants of restricted stock, restricted stock units and other performance-based awards.

We have no program, practice or plan to grant stock options to our executive officers, including new executive officers, in coordination with the release of material nonpublic information. We also have not timed the release of material nonpublic information for the purpose of affecting the value of stock options or other compensation to our executive officers, and we have no plan to do so. We have no policy regarding the adjustment or recovery of stock option awards in connection with the restatement of our financial statements, as our stock option awards have not been tied to the achievement of specific financial goals.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that corporations may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid to our executive officers generally is fully deductible for federal income tax purposes.

Accounting for Share-Based Compensation

Beginning on January 1, 2006, we began accounting for share-based compensation in accordance with the requirements of FASB Statement 123(R), Share-Based Payment. This accounting treatment has not significantly affected our compensation decisions. The Compensation Committee takes into consideration the tax consequences of compensation to the named executive officers, but tax considerations are not a significant part of the company’s compensation policy.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K and, based on such review and discussions, has recommended to our board of directors that the foregoing “Compensation Discussion and Analysis” be included in this Annual Report.

Executive Compensation

The following table sets forth information concerning the compensation earned by our Chief Executive Officer, our other most highly compensated executive officers (who served during fiscal years ended December 31, 2008 and 2007, and whose total compensation during fiscal years ended December 31, 2008 and 2007 exceeded $100,000) (collectively, the “Named Executive Officers”).  We have also included two additional individuals who serve as executive officers of MediaDefender, our wholly-owned subsidiary.

Summary Compensation Table

								Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan ($)	Nonqualified Deferred ($)	All Other ($)		Total ($)
Dimitri Villard	2008	281,080										281,090
Interim Chief Executive Officer
Jonathan V. Diamond	2008	58,333								405,446	(3)	463,779
Former Chief Executive Officer	2007	350,000								9,600	(1)	359,600
Rene Rousselet	2008	150,000	20,000	(2)								170,000
Senior Accounting Officer	2007	136,667	19,000	(2)		59,500	(4)					215,167
Randy Saaf - MediaDefender	2008	350,000								9,600	(1)	359,600
Chief Executive Officer	2007	350,000								9,600	(1)	359,600
Octavio Herrera	2008	350,000								9,600	(1)	359,600
President, MediaDefender	2007	350,000								9,600	(1)	359,600

(1)             Auto allowance.

(2)             Discretionary bonus.

(3)             Severance of $350,000, vacation pay-out of $53,846 and $1,600 auto allowance.

(4)             50,000 options granted with a Black-Scholes value of $1.19

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information relating to unexercised and outstanding options for each named executive officer as of December 31, 2008. No other equity awards otherwise reportable in this table have been granted to any of our named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jonathan V. Diamond	1,304,659	—	$1.62	02/05/11
Chief Executive Officer
Rene Rousselet	50,000	—	1.50	02/02/12
Senior Finance Officer
Randy Saaf	195,238	4,762	3.00	07/28/12
Chief Executive Officer, MediaDefender(1)
Octavio Herrera	195,238	4,762	3.00	07/28/12
President, MediaDefender(1)

(1) The Options vest over a three and one-half (3.5) year period on a quarterly basis for each named executive officer.

Director Compensation

Board of Directors Compensation:

For the year ended December 31, 2008, each non-employee member of the Company’s Board of Directors received a cash retainer of $15,000.  In addition, each director that serves on a Committee of the Board of Directors received, for each committee served, an additional cash retainer of $10,000 annually, which is paid quarterly.  No stock option grants were made during the year ended December 31, 2008 under the 2006 Equity Plan.

Tabular Format

The following table sets forth the compensation paid to all persons who served as members of our board of directors (other than our named executive officers) during the 2008 fiscal year. No director who is also a named executive officer received any compensation for services as a director in 2008.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.  Fees also include amounts paid to our directors for their services as consultants to the Company in connection with its restructuring.

				Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Nonqualified Deferred ($)	All Other ($)	Total ($)

Jim Lane (5)	5,770	0	0	0	0	0	5,770
Frederick W. Field	15,000	0	0	0	0	0	15,000
Fred Davis (4)	22,500	0	0	0	0	0	22,500
Teymour BoutrosGhali (1)	9,252	0	0	0	0	0	9,252
Eric Pulier (1)	9,252	0	0	0	0	0	9,252
Jon Diamond (2)	7,305	0	0	0	0	0	7,305
Dimitri Villard (3)	6,923	0	0	0	0	0	6,923

(1)          On August 12, 2008 Eric Pulier and Teymour Boutros-Ghali resigned as directors of the Company.

(2)          On March 12, 2008 Jon Diamond became Chairman of the Board and he resigned on September 5, 2008.

(3)          On March 12, 2008 Dimitri Villard became the interim CEO and his Board fees were discontinued.

(4)          There were no committee meetings in the fourth quarter of 2008.

(5)          On March 24, 2008 Jim Lane resigned as a director of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2009, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of our directors, director-nominees, the Named Executive Officers (as defined below), beneficial owners known by the Company of more than five percent of the outstanding shares of our Common Stock and by our directors and executive officers as a group. Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and do not necessarily indicate ownership for any other purpose, and generally includes voting or investment power with respect to the shares and shares which such person has the right to acquire within 60 days of March 24, 2009.

		Amount and Nature
	Title of Class	of Beneficial		Percent
Beneficial Owner(1)	of Stock	Ownership(2)		of Class**
5% Stockholders:

DKR Capital Partners, L.P. 1281 East Main Street Stamford, CT 06902	Common	8,845,803	(3)	15.8
Trilogy Capital Partners, Inc. c/o Robert Rein, Esq. 10866 Wilshire Boulevard, Suite 400 Los Angeles, CA 90024	Common	8,376,627	(4)	14.9
JMB Capital Partners, L.P. 1999 Avenue of the Stars, Suite 2040 Los Angeles, California 90067	Common	7,826,304	(3)	14.0
Longview Fund LP. 60 Montgomery Street, 44th Floor San Francisco, CA 94111	Common	3,687,651	(5)	6.6
Octavio Herrera 2461 Santa Monica Blvd., Suite d-520 Santa Monica, CA 90404	Common	3,164,205	(6)	5.6
Randy Saaf 2461 Santa Monica Blvd., Suite d-520 Santa Monica, CA 90404	Common	3,164,205	(6)	5.6
Current Executive Officers and Directors:
Dimitri Villard	Common	8,504,515	(7)	15.0
Frederick W. Field	Common	6,991,360	(8)	*
Fred Davis	Common	41,409	(9)	*
Rene Rousselet	Common	112,222	(9)	*
All current directors and executive officers as a group (4 Persons)	Common	8,533,248		15.2

*	Indicates less than 1.0%
**	Based on 56,087,216 shares of Common Stock outstanding as of March 24, 2009.
(1)	Unless otherwise indicated, the address for each of the individuals listed in the table is c/o ARTISTdirect, Inc., 1601 Cloverfield Boulevard, Suite 400 South, Santa Monica, California, 90404-4082.
(2)

Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)	Based on Schedule 13G/A filed on February 12, 2009.
(4)	Based on Schedule 13D/A filed on February 17, 2009.
(5)	Based on Schedule 13G filed on February 17, 2009.
(6)	Based on Schedule 13D/A filed on February 17, 2009.
(7)	Includes options to purchase 345,662 shares that have fully vested as of March 15, 2009.
(8)	Consist of options that have fully vested as of March 15, 2009 and 6,666,666 shares issuable upon conversion of a promissory note.
(9)	Consists of options that have fully vested as of March 15, 2009.

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

Effective February 1, 2009, Dimitri Villard, pursuant to a three year employment agreement, the Chairman of the Board of Directors, was appointed to serve as the Company’s Chief Executive Officer. Prior to that date, Mr. Villard was the Company’s interim Chief Executive Officer.  Mr. Villard will receive base compensation equal to $25,000 per month subject to increases as determined by the Board of Directors, in its sole discretion.  Mr. Villard was granted options to purchase 3,920,000 shares of the Company’s stock at $0.03 per share vesting monthly over 36 months and will receive a bonus equal to 33% of the amount by which the Company’s EBITDA exceeds a certain threshold amount as determined by the Company’s Compensation Committee for such fiscal year.

Effective February 1, 2009, the Company and Rene Rousselet (“Executive”) entered into an Employment Agreement pursuant to which Mr. Rousselet was employed to continue as the Company’s Corporate Controller and Principal Accounting Officer.  The employment is on an “at will basis.”  Mr. Rousselet will receive a salary of $14,583 per month subject to increases and a bonus as determined by the Board of Directors, in its sole discretion.  Mr. Rousselet was granted options to purchase 560,000 shares of the Common Stock of the Company at $0.03 per share vesting monthly over 36 months commencing February 1, 2009.  If Mr. Rousselet’s employment is terminated without cause, Mr. Rousselet will receive his salary and vesting of options for an additional period of three months from the date of termination.

In accordance with the MediaDefender transaction, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender.  Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008.  In addition, the Company granted stock options to purchase 200,000 shares of common stock to each of Mr. Saaf and Mr. Herrera, exercisable for a period of five years at $3.00 per share.  On January 13, 2009, the Company entered into agreements with Mr. Saaf and Mr. Herrera to amend their employment agreement such that commencing January 1, 2009, either Executive or the Company may terminate this Agreement upon five days written notice.  Upon the effective date of termination, with respect to the period commencing January 1, 2009 through such effective date, Each executive is entitled to receive his base compensation, vacation pay and reimbursement of expenses related to his employment with the Company.  Each executive was granted the right to have a period of sixty days from the effective date of termination to exercise all vested stock options issued to him.  Effective February 15, 2009, MediaDefender terminated the employment of Messrs, Saaf and Herrera.

Future payments under employment agreements are as follows:

Years Ending December 31,	(in thousands)

2009	$275
2010	300
2011	300
2012	25
$900

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

Option Plans

We currently maintain our 2006 Equity Incentive Plan, our 1999 Employee Stock Option Plan, our 1999 Artist Plan, our 1999 Artist and Artist Advisor Plan and our 2004 Consultant Plan (collectively, the “Current Option Plans”). At March 24, 2008, an aggregate of 1,223,941 stock options were outstanding under the Current Option Plans. There are an additional 1,709,659 stock options outstanding at March 24, 2008 that were issued by us outside of the Current Option Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of March 24, 2009 regarding compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

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

Non-Plan; Non-Stockholder Approved Stock Option Grants

Effective May 31, 2001, we issued to Frederick W. (Ted) Field, our then Chairman and former Chief Executive Officer, a non-qualified stock option to purchase 302,370 shares of common stock exercisable at $7.50 per share through May 30, 2008.  The option vested over a period of five years from June 29, 2001, and was fully vested in 2006.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $2,006,000.  The five year vesting period ended in 2006 and no amounts have been charged since 2006.

Effective September 29, 2003, we issued to Jonathan V. Diamond, our Chief Executive Officer, a non-plan, non-qualified stock option to purchase 259,659 shares of common stock exercisable through August 15, 2010 at $0.85 per share, which was the approximate fair market value of the common stock on the date of grant.  The option vested over a period of three years from the date of grant, and was fully vested in 2006.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $221, 000, as the three year vesting period ended in 2006, no amount was charged off since 2006.

Effective March 29, 2004, we issued to Robert N. Weingarten, our Chief Financial Officer, a non-plan, non-qualified stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011.  The option vests and becomes exercisable in a series of thirty-six successive equal monthly installments from March 29, 2004 through March 29, 2007.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $42,000, of which $4,000 was charged to operations in 2007 and no amounts were charged off in 2008.

On July 28, 2005, we issued Jonathan Diamond, our President and Chief Executive Officer, a non-plan, non-qualified stock option to purchase 2,753,098 shares of Common Stock exercisable at $1.55 per share, which was the approximate fair market value of the Common Stock on the date of grant, through August 25, 2010. Approximately 38 percent of such stock options vests at the rate of 1/3rd per year over a three-year period and the remaining approximately 62 percent vests upon the achievement of certain financial milestones by ARTISTdirect. The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,936,450, of which $570,976 was recorded as stock-based compensation in 2008 and $979,000 was recorded as stock-based compensation cost in 2007.

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Transactions Related to MediaDefender Acquisition

In conjunction with the acquisition of MediaDefender, the Company issued 1,109,032 shares of common stock and a seven-year warrant to purchase 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC.  The managers of WNT07 Holdings, LLC are Eric Pulier and Teymour Boutros-Ghali, both of whom were members of the Company’s Board of Directors.  The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company in connection with the acquisition of MediaDefender.  On August 12, 2008, Eric Pulier and Teymour Boutros-Ghali resigned as directors of the Company.

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

Randy Saaf and Octavio Herrera, formerly principals and stockholders of MediaDefender and both executive officers of the Company’s wholly-owned subsidiary, MediaDefender until February 15,2009, each invested $2,250,000 in the Sub-Debt Financing on the same terms and conditions as the other Sub-Debt Financing investors.

Eric Pulier

Effective as of January 1, 2006, the Company entered into a one-year consulting agreement with Eric Pulier, a director of the Company, through WNT Consulting Group, a California limited liability company wholly-owned by Mr. Pulier (“WNT”).  The consulting agreement was approved by the disinterested members of the Company’s Board of Directors.  Effective January 12, 2007, the parties mutually agreed to terminate this consulting agreement, which had automatically renewed for a second one-year term through December 31, 2007.  Under the terms of the original consulting agreement, Mr. Pulier received a base fee of $10,000 per month, certain other mandatory payments, and was also eligible to receive cash bonuses on the achievement of certain specified milestones.  The termination agreement provided for a one-time cash payment to Mr. Pulier (through WNT) in the amount of $100,000, in consideration for the termination of the consulting agreement and an acknowledgement and complete release of any and all claims related to unpaid compensation, bonus amounts or other out-of-pocket expenses that may have been owed by the Company as of January 12, 2007.  Mr. Pulier continued to serve as a member of the Company’s Board of Directors until his resignation on August 12, 2008.  The termination agreement was approved by the Compensation Committee of the Company’s Board of Directors.

Fred Davis

During the years ended December 31, 2008 and 2007, the Company incurred legal fees of approximately $22,000 and $16,000, respectively, to Davis Shapiro Lewit & Hayes, LLP, a law firm in which Fred Davis, a director of the Company, is a partner.

Director Independence

Our board of directors is comprised of a majority of independent directors as defined by NASDAQ Rules.

Independent Directors.  As of December 31, 2008 the independent directors of the Board were Frederick W. Field and Fred Davis (members of Compensation and Nominating Committees).  Each of these directors qualifies as an independent director in accordance with the published listing requirements of the Nasdaq Stock Market. In addition, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current independent registered public accounting firms, for the years ended December 31, 2008 and 2007, respectively, are as follows:

	2008		2007
Audit fees		$309,500	$185,460
Audit-related and restatement related fees	$		$298,575
Tax Fees		$103,850	$103,970

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

During 2007 and 2008 Polices on Accounting Matters; Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The primary purpose of the Audit Committee during 2007 and 2008 was to assist the Board in monitoring (i) the integrity of our financial statements and disclosures, including oversight of the accounting and financial reporting processes and the audits of our financial statements (ii) the compliance by us with our legal, ethical and regulatory requirements and (iii) the independence and performance of our independent registered public accounting firm.

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

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The information required by this Item is set forth in the section of this Annual Report on Form 10-K entitled “EXHIBIT INDEX” and is incorporated herein by reference.

The Audit Committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence.  As a result of Mr. James Lane’s resignation from the Audit Committee on March 24, 2008, the Company has suspended the activities of the Audit Committee and the full board has assumed the Audit Committee’s responsibilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISTdirect, Inc.

Date:	April 14, 2009	By:	/s/ Dimitri Villard
Dimitri Villard
Chief Executive Officer (Principal Executive Officer)

Date:	April 14, 2009	By:	/s/ Rene’ Rousselet
Rene’ Rousselet
Corporate Controller (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Dimitri Villard		April 15, 2009
Dimitri Villard	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Rene Rousselet
Rene Rousselet	Corporate Controller (Principal Accounting Officer)	April 15, 2009

/s/ Fred Davis
Fred Davis	Director	April 15, 2009

/s/ Frederick W. Field
Frederick W. Field	Director	April 15, 2009

ARTISTDIRECT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ARTISTdirect, Inc.

We have audited the accompanying consolidated balance sheets of ARTISTdirect, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARTISTdirect, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company has experienced declining revenues, negative working capital, a net loss, and uncertainty relating to its ability to improve its operating results under current economic conditions.  These conditions raise substantial doubt regarding the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

April 14, 2009
Santa Monica, California

ARTISTdirect, Inc. and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except for share data)

	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$1,994	$4,268
Restricted cash	268	280
Accounts receivable, net of allowance for doubtful accounts of $229 and $418 at December 31, 2008 and 2007, respectively	2,542	8,168
Income taxes refundable	622	1,147
Prepaid expenses and other current assets	315	351
Total current assets	5,741	14,214

Property and equipment	4,721	4,452
Less accumulated depreciation and amortization	(3,519)	(2,614)
Property and equipment, net	1,202	1,838

Other assets:
Intangible assets:
Customer relationships, net	—	440
Proprietary technology, net	—	1,478
Non-competition agreements, net	153	416
Goodwill	—	31,085
Total intangible assets, net	153	33,419
Deferred financing costs, net	393	1,243
Deposits	—	20
Total other assets	546	34,682
	$7,489	$50,734

(continued)

ARTISTdirect, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

(amounts in thousands, except for share data)

	December 31,
	2008	2007
Liabilities and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable	$487	$1,539
Accrued expenses	434	1,885
Accrued interest payable	6,918	3,352
Deferred revenue	379	230
Income taxes payable	803	200
Liquidated damages payable under registration rights agreements, net of payments	1,972	2,382
Warrant liability	35	164
Derivative liability	11	313
Senior secured notes payable, net of discount of $177 and $651 at December 31, 2008 and 2007, respectively (in default)	12,817	12,656
Subordinated convertible notes payable, net of discount of $1,261 and $3,892 at December 31, 2008 and 2007, respectively (in default)	26,397	23,766
Total current liabilities	50,253	46,487

Long-term liabilities:
Deferred rent	159	186
Financing agreements	—	19
Total long-term liabilities	159	205

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock, $0.01 par value - Authorized - 60,000,000 shares
Issued and outstanding - 10,344,666 shares and 10,338,896 shares at December 31, 2008 and 2007, respectively	103	103
Additional paid-in-capital	236,398	235,407
Accumulated deficit	(279,424)	(231,468)
Total stockholders’ equity (deficiency)	(42,923)	4,042
	$7,489	$50,734

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except for share data)

	Years Ended December 31,
	2008	2007
Net revenue:
E-commerce	$336	$1,497
Media	3,995	7,500
Anti-piracy and file-sharing marketing services	7,810	15,174
Total net revenue	12,141	24,171

Cost of revenue:
E-commerce	320	1,531
Media	2,606	3,688
Anti-piracy and file-sharing marketing services	7,429	9,414
Total cost of revenue	10,355	14,633
Gross profit	1,786	9,538

Operating expenses:
Sales and marketing	1,535	1,993
General and administrative, including stock-based compensation costs of $991 and $2,110 in 2008 and 2007, respectively	7,022	10,867
Development and engineering	437	525
Goodwill impairment	31,085
Write-off of fixed assets	—	97
Total operating costs	40,079	13,482
Loss from operations	(38,293)	(3,944)

Other income (expense):
Interest income	51	211
Interest expense	(8,740)	(7,923)
Loss on foreign currency transactions	(65)	(14)
Other income	340	—
Liquidated damages under registration rights agreements	—	395
Change in fair value of warrant liability	130	4,551
Change in fair value of derivative liability	302	18,043
Amortization of deferred financing costs	(842)	(841)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	(25)	—
Income (loss) before income taxes	(47,142)	10,478
Provision (benefit) for income tax	814	(1,039)
Net income (loss)	$(47,956)	$11,517

Net income (loss) per common share:
Basic	$(4.64)	$0.41
Diluted	$(4.64)	$(0.23)

Weighted average common shares outstanding:
Basic	10,344,666	28,100,179
Diluted	10,344,666	29,669,682

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficiency)

(amounts in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balance at January 1, 2007	10,188,445	$102	$233,197	$(242,985)	$(9,686)
Fair value of stock options	—	—	2,035	—	2,035
Common stock issued for consulting services	23,076	—	75	—	75
Common stock issued upon exercise of stock options	127,375	1	100	—	101
Net income	—	—	—	11,517	11,517
Balance at December 31, 2007	10,338,896	103	235,407	(231,468)	4,042
Fair value of stock options	—	—	972	—	972
Common stock issued for consulting services	5,770	—	19	—	19
Net loss	—	—	—	(47,956)	(47,956)
Balance at December 31, 2008	10,344,666	$103	$236,398	$(279,424)	$(42,923)

See accompanying notes to consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(47,956)	$11,517
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,016	8,539
Other Income
Write-off of accruals	(340)	—
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes	25	—
Provision for doubtful accounts	(153)	203
Stock-based compensation	991	2,110
Goodwill impairment	31,085	—
Deferred income taxes	—	(264)
Change in fair value of warrant liability	(130)	(4,551)
Change in fair value of derivative liability	(302)	(18,043)
Changes in liquidated damages payable under registration rights agreements	—	(395)
Write-off of fixed assets	—	97
Sub-total	(9,764)	(787)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	5,779	(1,443)
Finished goods inventory	—	281
Prepaid expenses and other current assets	35	(1,147)
Income taxes refundable	525	(147)
Deposits and other assets	20	1
Increase (decrease) in -
Accounts payable	(1,052)	(293)
Accrued expenses	(1,110)	363
Accrued interest payable	3,566	3,285
Deferred revenue	149	191
Deferred rent	(27)	(13)
Financing agreements	(19)	(34)
Income taxes payable	604	(295)
Liquidated damages payable under registration rights agreements	(410)	(1,000)
Net cash used in operating activities	(1,704)	(1,038)

Cash flows from investing activities:
Purchases of property and equipment	(269)	(481)
Net cash used in investing activities	(269)	(481)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	101
Principal payments on senior secured notes payable	(313)	—
Decrease in restricted cash	12	84
Net cash provided by used in financing activities	(301)	185

Cash and cash equivalents:
Net decrease	(2,274)	(1,334)
Balance at beginning of year	4,268	5,602
Balance at end of year	$1,994	$4,268

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$1,995	$1,527
Income taxes	$5	$678

See accompanying notes to consolidated financial statements.

ARTISTDIRECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

1.  BASIS OF PRESENTATION

Organization and Business Activities

ARTISTdirect, Inc., a Delaware corporation, is a digital media entertainment company that is home to an online music network and, through its MediaDefender subsidiary, is a leading provider of anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry.  The ARTISTdirect Network (www.artistdirect.com) is a network of websites appealing to music fans, artists and marketing partners that offers multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce and digital music services.  The Company is headquartered in Santa Monica, California.  Unless the context indicates otherwise, ARTISTdirect, Inc. and its subsidiaries are referred to herein as the “Company”.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries in which it has controlling financial interests.  All intercompany accounts and transactions have been eliminated for all periods presented.

Going Concern (See “Note 18 Subsequent Events”)

As a result of communications with the Staff of the Securities and Exchange Commission in 2006, in particular regarding the application of accounting rules and interpretations related to embedded derivatives associated with the Company’s subordinated convertible notes payable issued in July 2005, the Company determined that it was necessary to restate previously issued financial statements. As a result, in December 2006, the Company was required to suspend the use of its then effective registration statement for the holders of its senior and subordinated indebtedness.  In addition to this initial default, the Company has since experienced other events of default which continued to be in effect as of December 31, 2008.

As a result of the registration failure, the failure to pay the registration delay penalties and the various financial covenants and other breaches of the terms of the Senior Financing and the Sub-Debt Financing, multiple events of default exist under the Senior Financing and the Sub-Debt Financing.  The terms of the Subordination Agreement among the Company and the creditor parties thereto (the “Subordination Agreement”) prevent the Company from making any cash payments to the Sub-Debt Note holders until the events of default under the Senior Financing are either cured or waived.  Furthermore, upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may only demand redemption of all or any portion of their respective notes under certain circumstances as described in the Subordination Agreement. The Company did not have the capital resources necessary to cure the existing events of default, or to repay any accelerated indebtedness or redemption or penalty amounts.

As of December 31, 2008, approximately $12,994,000 principal amount was outstanding with respect to the Senior Financing, and approximately $27,658,000 principal amount was outstanding with respect to the Sub-Debt Financing.  In addition, at December 31, 2008, approximately $2,415,000 was outstanding with respect to accrued registration delay liability to the holders of the Sub-Debt Financing and approximately $6,475,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing.  The Senior Notes and the Subordinated Notes would have been due in June and July 2009, respectively.

As more fully described in Note 18, the Senior Financing and Sub-Debt Financing have been restructured.  In accordance with the restructuring, the Company paid $3,500,000 to the Senior Note Holders, issued new subordinated notes in the aggregate principal amount of $1,000,000 to the Senior Note Holders, issued 9,000,000 restricted shares of the Company's common stock to the Senior Note Holders, which are subject to a lock-up period of 12 months, and converted the Sub-Debt to common stock.  In order to obtain the necessary funds to accomplish the restructuring, and to fund future operations, the Company obtained financing by factoring its accounts receivable.

As a result of the successful debt restructuring, the Company anticipates that it will have sufficient access to working capital from operations and the factoring of accounts receivable.  However, because of the Companys’ declining revenues, negative working capital, net loss, and uncertainties related to improving its operating results under current economic conditions, our independent auditors, in their report on the Companys’ financial statements for the year ended December 31, 2008 expressed substantial doubt about the Companys’ ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Cash equivalents consist of investments, which are readily convertible into cash and have maturities of three months or less at the time of purchase.

Restricted Cash

As of December 31, 2008 and 2007, restricted cash consisted of a bank certificate of deposit with balances of $178,000 and $190,000, respectively, securing a bank letter of credit provided as security for charge-backs to the Company’s e-commerce credit card processor.  In addition, at December 31, 2008 and 2007, the Company had classified $90,000 as restricted cash as such cash was pledged to secure an irrevocable bank stand-by letter of credit for the same amount issued in conjunction with the Company’s office lease which commenced in February 2006 (see Note 16).

Accounts Receivable

The Company grants credit to its customers generally in the form of short-term trade accounts receivable.  Accounts receivable are stated at the amount that management expects to collect from outstanding balances.  When appropriate, management provides for probable uncollectible amounts through a provision for doubtful accounts and an adjustment to a valuation allowance.  Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness and current industry and economic trends.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. (See Note 18)

Property and Equipment

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

Goodwill at December 31, 2008 was $0 as compared to $31,085,000 at December 31, 2007, which was recorded in conjunction with the acquisition of MediaDefender in July 2005 (see Note 3).  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, an intangible asset that is not subject to amortization such as goodwill shall be tested for impairment at least on an annual basis, and more often under certain circumstances, and written down when impaired.  An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The first step of the impairment test consists of a comparison of the total fair value of each reporting unit to the reporting unit’s net assets on the date of the test.  If the fair value is in excess of the net assets, there is no indication of impairment and thus no need to perform the second step of the impairment test.

During the year ended December 31, 2008, the Company recorded a non-cash charge to operations aggregating $31,085,000 with respect to the impairment of the goodwill recognized in conjunction with the acquisition of MediaDefender in July 2005.  This charge to operations was based on various factors and developments occurring in 2008, including continuing erosion in the demand for MediaDefender’s core Internet anti-piracy services within the entertainment industry, the unexpected non-renewal by MediaDefender’s largest customer in mid-2008, continuing deterioration of operating margins and valuation metrics, and the inability to implement new advertising initiatives on a large-scale basis.

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

The Company records amounts charged to customers for shipping and handling in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”).  Pursuant to EITF 00-10, the Company records amounts charged to customers for shipping and handling as revenue, and records the related costs incurred for shipping and handling to direct cost of product sales in the statement of operations.  For the years ended December 31, 2008 and 2007, the Company recorded $63,000 and $236,000, respectively, as revenue for shipping and handling fees charged to customers. For the years ended December 31, 2007 and 2006, the Company recorded $48,000 and $253,000, respectively, of shipping and handling costs as direct cost of product sales in the statements of operations.

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

Media cost of revenue consists primarily of web-site hosting and maintenance costs, online content programming costs, online advertising serving costs, sales commissions, payments to affiliated websites, and payroll and related expenses for staff involved with the web-site.  Costs related to the web-site are charged to operations as incurred.  Anti-piracy and file sharing marketing services cost of revenue consists primarily of bandwidth, labor and occupancy costs.  Amortization of proprietary technology is included in anti-piracy and file sharing marketing services cost of revenue.

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

During the year ended December 31, 2008, one customer accounted for accounted for $589,000 or 14.7% of media revenues.  During the year ended December 31, 2007, one customer accounted for $1,270,000 or 16% of total media revenue, of which $423,000 was due from this customer at December 31, 2007.

The Company’s media revenues were generated primarily by two outside sales organizations that represented the Company with respect to advertising and sponsorship sales on the Company’s web-site and through affiliated websites, as well as by in-house sales personnel.

During the year ended December 31, 2008, approximately 65% of MediaDefender’s revenues were from three customers, with one customer accounting for 32%, another customer accounting for 21% and a third customer accounting for 12%.  At December 31, 2008, the amounts due from such customers were $395,774, $214,275 and $162,737, respectively, which were included in accounts receivable.  In January 2008, MediaDefender was notified by a customer accounting for 12% of 2007 revenue, that they were discontinuing service and were evaluating the use of other methods to offset the negative impact of piracy.  In June 2008, the Company was advised by one of MediaDefender’s larger customers, which represented approximately 18% of MediaDefender’s revenues for the year ended December 31, 2007, that it intended to substantially curtail its use of MediaDefender’s anti-piracy services subsequent to the expiration of its current contract with MediaDefender on June 30, 2008.

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

During the year ended December 31, 2008, MediaDefender purchased approximately 94% of its bandwidth from four suppliers.  At December 31, 2008, amounts payable to of these suppliers aggregated $161,000.  During the year ended December 31, 2007, MediaDefender purchased approximately 55% of its bandwidth from three suppliers.  At December 31, 2007, amounts payable to two of these suppliers aggregated $124,000.  Although there are other suppliers of bandwidth, a change in suppliers could cause delays, which could adversely affect operations in the short-term

Foreign Currency Transactions

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

The calculation of diluted weighted average common shares outstanding for the years ended December 31, 2008 and 2007 is based on the average of the closing price of the Company’s common stock during each respective period.

The calculation of diluted loss per share for the year ended December 31, 2008 excluded the effect from the conversion of subordinated convertible notes payable and the exercise of stock options and senior and sub-debt warrants aggregating approximately 25,785,830 shares of common stock, respectively, since their effect would have been anti-dilutive.

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

The calculation of earnings per share is summarized as follows:

	Years Ended December 31,
	2008	2007
Numerator:
Net income (loss), as reported	$(47,956,000)	$11,517,000

Allocation of net (loss) income:
Basic:

Net income (loss) applicable to common stockholders	$(47,956,000)	$4,204,000

Net income (loss) applicable to convertible subordinated notes	—	7,313,000

Net income (loss)	$(47,956,000)	$11,517,000

Diluted:

Net income (loss) applicable to common stockholders	$(47,956,000)	$(2,710,000)

Net income (loss) applicable to convertible subordinated notes	—	(4,090,000)

Net income (loss)	$(47,956,000)	$(6,800,000)

Denominator:

Weighted average common shares outstanding	10,344,666	10,256,127
Weighted average common shares attributable to subordinated notes	—	17,844,052

Weighted average common shares used in calculating basic net income (loss) per common share	10,344,666	28,100,179

Weighted average common shares issuable upon exercise of outstanding stock options based on the treasury stock method	—	964,767

Weighted average common shares issuable upon exercise of sub- debt warrants, based on the treasury stock method	—	604,735

Weighted average common shares used in computing diluted net income (loss) per common share	10,344,666	29,669,682

Calculation of net income (loss) per common share:

Basic:
Net income (loss) applicable to common stockholders	$(47,956,000)	$11,517,000

Weighted average common shares used in calculating basic net income (loss) per common share	10,344,666	28,100,179
Net income (loss) per share applicable to common stockholders	$(4.64)	$0.41

Diluted:

Net income (loss) applicable to common stockholders	$(47,956,000)	$(6,800,000)

Weighted average common shares used in calculating diluted net income (loss) per common share	10,344,666	29,669,682

Net income (loss) per common share applicable to common stockholders	$(4.64)	$(0.23)

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

During the years ended December 31, 2008 and 2007, the Company recorded $883,000 and $1,677,000, respectively, as a charge to operations to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R.

At December 31, 2008, the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R on January 1, 2006, based on the fair values previously calculated, the amount which will be charged to operations in 2009 is $26,000.

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

The Company utilizes the daily closing stock prices of its common stock as quoted on the OTC Bulletin Board to calculate the expected volatility used in the Black-Scholes option-pricing model.  By utilizing daily trading data related to the period of time that reflects the Company’s current business operations, the Company believes that this methodology generates volatility factors that more accurately reflect, as well as adjust for, normal market fluctuations in the Company’s common stock over an extended period of time.  This methodology has generated volatility factors ranging from approximately 156% to 269% during 2007 and 2008.  These volatility factors reflected sporadic trading, relative uncertainty as it related to the Company’s ability to restructure its debt and a general economic deterioration in the stock market during the latter half of 2008.  These volatility factors have generally trended upward during 2007 and 2008.  As there were no stock-based compensation issued during 2008, a Black-Scholes calculation was not necessary during 2008.

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

Adoption of New Accounting Policies

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements.  As of December 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The requirements of SFAS No. 157 does not apply to the Company as it is currently structured.

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

On March 19, 2008—The Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The requirements of SFAS No. 160 do not apply to the Company as it is currently structured.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently anticipate that the adoption of EITF 07-05 on January 1, 2009 will have any impact on its consolidated financial statement presentation or disclosures.

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

In accordance with the Merger Agreement, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf and Octavio Herrera, confirming the terms of their employment.  Mr. Saaf and Mr. Herrera each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which continue until December 31, 2008, and are also each entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves operating earnings before interest, taxes, depreciation and amortization (calculated using the same accounting methods and policies as MediaDefender has historically used) exceeding $7,000,000 and $7,500,000 in fiscal 2007 and 2008, respectively.   No bonuses were earned during fiscal 2007 or 2008.

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

In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Jonathan Diamond, its Chief Executive Officer, to purchase 1,708,098 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction.  The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,936,450, which was being recognized as stock-based compensation over the vesting period.   The terms of the time-vesting options were modified effective March 6, 2008 and the unrecognized balance was charged to expense during 2008 (see Note 16).

In conjunction with the acquisition of MediaDefender, effective July 28, 2005, the Company granted stock options to Robert Weingarten, its Chief Financial Officer, to purchase 275,000 shares of common stock, exercisable for a period of five years at $1.55 per share, which was in excess of the fair value of the common stock issued in the MediaDefender transaction.    The fair value of the time-vested options, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $772,750, which was being recognized as stock-based compensation over the vesting period.  The terms of the time-vesting options were modified effective August 31, 2007 with all the time based options becoming fully vested as of August 31, 2008 (see Note 16).

Upon the closing of the transaction, the Company issued 1,109,032 shares of common stock and a seven-year warrant to purchase 114,985 shares of common stock with an exercise price of $1.55 per share to WNT07 Holdings, LLC (“WNT07”).  The managers of WNT07 are Eric Pulier and Teymour Boutros-Ghali, both of whom were at the time of the issuance of the consideration and were members of the Company’s Board of Directors.  The shares and warrants were issued as consideration for services provided by Mr. Pulier and Mr. Boutros-Ghali as consultants to the Company with respect to the MediaDefender acquisition.  The consideration issued to WNT07 was approved by the disinterested members of the Company’s Board of Directors.  The shares and warrants were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The shares of common stock were valued at $1,585,916 ($1.43 per share) and the warrants were valued at $83,939, based on a valuation report prepared by an independent valuation firm.  The aggregate value of $1,669,855 was allocated $333,971 (20%) to a covenant not to compete (as described below) and $1,335,884 (80%) to the costs that the Company incurred to acquire MediaDefender, based on management’s estimate of the relative values, as confirmed by the independent valuation firm.

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

In addition, not later than ninety days after the close of each fiscal year, the Company is obligated to apply 60% of its excess cash flow, as defined in the Note Purchase Agreement (the “Annual Cash Sweep”), to prepay the principal amount of the Senior Notes.  At December 31, 2007, there was $313,000 payable for the 2007 Annual Cash Sweep, which is included in senior secured notes payable in the balance sheet at December 31, 2007 and was paid on March 28, 2008.

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

The Sub-Debt Financing was completed in accordance with the terms set forth in the Securities Purchase Agreement entered into on July 28, 2005 by the Company and each of the investors indicated on the schedule of buyers attached thereto (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bears interest at the rate of 4.0% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity.  The interest rate increases to 12.0% per annum during any period in which the Company is in default of its obligations under the Sub-Debt Note.  Commencing September 30, 2006, interest is payable quarterly in cash or shares of common stock, at the option of the Company.  Each Sub-Debt Note had an initial conversion price of $1.55 per share, was subject to certain anti-dilution, reset and change-of-control provisions and the Sub-Debt Notes contain specific provisions that expressly prohibit the Company from issuing shares to a Sub-Debt Note holder if, after the conversion, such Sub-Debt Note holder would exceed the respective limit called for in their Sub-Debt Note, either 4.99% or 9.99%, of the Company’s outstanding common shares.  In addition, each Sub-Debt Note is subject to mandatory conversion by the Company in the event certain trading price targets for the Company’s common stock are met.

On December 16, 2008, ARTISTdirect, Inc. entered into an amendment to the Sub-Debt Notes with Trilogy Capital Partners, Inc., Randy Saaf and Octavio Herrera, the holders of a majority of the aggregate principal amount outstanding of the subordinated convertible notes.  Pursuant to Section 17 of the Subordinated Notes the Majority Holders have the right to approve modifications to the Subordinated Notes.  The amendment decreases the conversion price of the Subordinated Notes from $1.55 to $1.00 per share and waives the requirement of certain holders to give 61 day written notice to increase or decrease the maximum limitation on such holders’ ability to convert the Subordinated Notes held by them.

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

As of December 20, 2006, the Form SB-2 remained unavailable for use by the holders, and it continued to be unavailable for use until July 6, 2007, when Amendment No. 2 to the registration statement on Form SB-2 was declared effective by the SEC.  Accordingly, at December 30, 2006, the registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder of the senior and subordinated indebtedness was not effective.  As a result, an event of default, among others, with respect to the senior and subordinated indebtedness was triggered by the unavailability of the Form SB-2 to the holders between December 20, 2006 and July 6, 2007.  The financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original Senior Financing, on a pro rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original Sub-Debt Financing, on a pro rata basis.  These cash penalties are due and payable by the Company at the end of each thirty-day period while the Form SB-2 remains unavailable.  The first cash penalty payment was due on January 31, 2007 and monthly thereafter.

In accordance with EITF 00-19-2, which the Company adopted as of December 31, 2006, and SFAS No. 5, the Company accrued seven months liquidated damages (through mid-August 2007) under the registration rights agreements aggregating approximately $3,777,000 as a charge to operations at December 31, 2006, which was reduced by $395,000 as a result of the Company’s registration statement being declared effective on July 6, 2007, which was earlier than originally estimated, and by an aggregate of $1,000,000 of advance payments made to the holders of the Senior Financing during the year ended December 31, 2007 for liquidated damages under the registration rights agreement.  Accordingly, liquidated damages payable under registration rights agreements were $1,972,000 at December 31, 2008 and $2,382,000 at December 31, 2007, and were reflected as a current liability at such dates.  The Company believes that the amount of the liquidated damages accrued reflects the undiscounted maximum potential amount of liquidated damages payable to the holders of the Senior Financing and the Sub-Debt Financing since the underlying shares become generally available for resale under an effective registration statement on July 6, 2007.

A summary of the registration penalty accrual at December 31, 2008 and 2007 is presented below.

	December 31, 2008	December 31, 2007

Senior secured notes payable	$—	$410,000
Subordinated convertible notes payable	1,972 ,000	1,972,000
Total registration penalty accrual	$1,972,000	$2,382,000

As of December 31, 2008 and 2007, approximately $12,494,000 and $13,307,000 principal amount respectively was outstanding with respect to the Senior Financing, and approximately $27,658,000 principal amount was outstanding with respect to the Sub-Debt Financing.  In addition, at December 31, 2008, approximately $0 and $1,972,000 was outstanding with respect to accrued registration delay penalties to the holders of the Senior Financing and the Sub-Debt Financing, respectively, and approximately $113,000 and $6,805,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively.  Through December 31, 2008, the Company had not paid the registration delay penalties to the Sub-Debt Notes, although it had made payments to the holders of the Senior Notes aggregating $1,410,000.  As a result of the registration failure, the failure to pay the registration delay penalties and the various financial covenant and other breaches of the terms of the Senior Financing and the Sub-Debt Financing, multiple events of default exist under the Senior Financing and the Sub-Debt Financing.  The terms of the Subordination Agreement among the Company and the creditor parties thereto (the “Subordination Agreement”) prevent the Company from making any cash payments to the Sub-Debt Note holders until the events of default under the Senior Financing are either cured or waived.  Furthermore, upon the occurrence of an event of default, holders of at least 25% of the outstanding senior indebtedness may declare the outstanding principal and accrued interest on all senior notes immediately due and payable upon written notice to the Company, and each holder of outstanding subordinated indebtedness may only demand redemption of all or any portion of their respective notes under certain circumstances as described in the Subordination Agreement. See “Subsequent Events”  Footnote.

All quarterly interest payments due on the outstanding senior and subordinated indebtedness were timely paid by the Company through December 2006.  In addition, the quarterly interest payments due on the outstanding senior indebtedness in 2008 were timely paid.  Pursuant to the terms of the Subordination Agreement, interest on the outstanding subordinated convertible notes payable cannot be paid as a result of the existence of the events of default described herein.

A summary of accrued interest payable at December 31, 2008 and 2007 is presented below.

	December 31, 2008	December 31, 2007

Senior secured notes payable	$113,000	$67,000
Subordinated convertible notes payable	6,362,000	3,034,000
Liquidated damages payable with respect to:
Senior secured notes payable	—	79,000
Subordinated convertible notes payable	443,000	172,000
Total accrued interest payable	$6,918,000	$3,352,000

Pursuant to a series of Forbearance and Consent Agreements with the investors in the Senior Financing, such investors agreed to forbear from the exercise of their rights and remedies under the Senior Financing documents as a result of the events of default with respect to the unavailability of the Company’s registration statement, as well as certain other events of default that existed or that could come into existence during the forbearance period, from April 17, 2007 through February 20, 2008, in exchange for aggregate cash payments of $1,000,000 in 2007 and $494,446 in February 2008.  The payments made by the Company under the Forbearance and Consent Agreements were credited against the registration delay cash penalties and interest on the penalties resulting from the Company’s default under the various agreements between the Company and the Senior Financing investors.  On March 17, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Company’s Senior Debt Financing, which was effective as of February 20, 2008, whereby the investors  agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate associated with the Senior Notes from 11.25% to 16%.

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

As a result of the requirement to restate previously issued financial statements, which resulted in the recording of an embedded derivative liability, the reclassification of the senior and subordinated indebtedness to current liabilities, and the recording of liquidated damages payable under registration rights agreements, the Company was not in compliance with certain of its financial covenants under both the Senior Financing and the Sub-Debt Financing at December 31, 2006.  Notwithstanding such developments, the Company would have been out of compliance with certain of its financial covenants at December 31, 2008 and 2007.

The registration delay penalties and ongoing default interest charges continued to have a significant and material negative impact on the Company’s operations and cash flows during fiscal years 2008 and 2007.

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

	2005		2006	2007				2008
Embedded derivatives	28-Jul	31-Dec	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec
Initial fair value of common stock ($)	1.43	—	—	—	—	—	—	—	—	—	—

Fair value of common stock at each reporting period end	—	3.3	2.35	1.9	2	1.8	0.38	0.38	0.27	0.03	0.01

Conversion price ($)	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.00

Terminal time period in months	48	43	31	28	25	22	19	16	13	10	7

Expected return	4.04%	4.35%	4.69%	4.58%	4.87%	3.97%	3.05%	1.62%	2.35%	1.78%	0.37%

Initial volatility factor	55%	—	—	—	—	—	—	—	—	—	—

Volatility factor for each subsequent reporting period	—	59%	53%	60%	56%	63%	73%	67%	74%	208.3%	269.5%

Triggering events to forced conversion:

Event 1 - stock price equal or above ($)	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32

Event 2 - daily share trading volume equal or above (in thousands)	200	200	200	200	200	200	200	200	200	200	200

Lack of liquidity discount for the limitation on conversion	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%

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

	2005		2006	2007				2008
Warrant liability	28-Jul	31-Dec	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec
Initial fair value of common stock ($)	1.43	—	—	—	—	—	—	—	—	—

Fair value of common stock at each subsequent reporting period end ($)	—	3.3	2.35	1.9	2.00	1.8	0.38	0.38	0.27	0.03	0.01

Exercise price:

Senior warrants ($)	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00

Sub-debt warrants ($)	1.55	1.55	1.43	1.43	1.43	1.43	1.43	1.43	1.43	1.43	1.43

Libra warrant ($)	2.00	2.00	—	—	—	—	—	—	—	—	—

Time period in months:

Senior warrants	60	55	43	40	37	34	31	28	25	22	19

Sub-debt warrants	60	55	43	40	37	34	31	28	25	22	19

Libra warrant	84	79	—	—	—	—	—	—	—	—	—

Expected return %	4.04	4.35	4.69	4.58	4.89	4.03	3.45	1.62	2.35	2.28	0.76

Initial volatility factor	55%	—	—	—	—	—	—	—	—	—	—

Volatility factor for each subsequent reporting period	—	59%	53%	60%	56%	63%	73%	67%	74%	208.3%	269.5%

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

6.  PROPERTY AND EQUIPMENT

	December 31,
Property and equipment are recorded at cost and consist of the following:	2008	2007
	(in thousands)
Computer equipment and software	$4,237	$3,973
Furniture and fixtures	194	194
Leasehold improvements	290	285
	4,721	4,452
Less accumulated depreciation and amortization	(3,519)	(2,614)
Property and equipment, net	$1,202	$1,838

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

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Identifiable Intangible Assets

Components of the Company’s identifiable intangible assets at December 31, 2008 and 2007, all of which were recorded in conjunction with the acquisition of MediaDefender in July 2005 (see Note 3), are as follows:

	Balance at Beginning of Year	Amortization Expense	Balance at End of Year
	(in thousands)
December 31, 2008
Customer relationships	$440	$440	$—
Proprietary technology	1,478	1,478	—
Non-competition agreements	416	263	153
Total	$2,334	$2,181	$153

December 31, 2007
Customer relationships	$1,195	$755	$440
Proprietary technology	4,012	2,534	1,478
Non-competition agreements	728	312	416
Total	$5,935	$3,601	$2,334

Amortization expense with respect to intangible assets for the years ended December 31, 2008 and 2007 was $2,181,000 and $3,601,000, respectively.  The $153,000 balance of scheduled amortization expense with respect to intangible assets will be charged to operations in the year ended December 31, 2009.

Goodwill

Goodwill at December 31, 2008 and 2007 was $0 and $31,085,000 respectively, which was recorded in conjunction with the acquisition of MediaDefender in July 2005 (see Note 3).  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, an intangible asset that is not subject to amortization such as goodwill shall be tested for impairment at least on an annual basis, and more often under certain circumstances, and written down when impaired.  An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The first step of the impairment test consists of a comparison of the total fair value of each reporting unit to the reporting unit’s net assets on the date of the test.  If the fair value is in excess of the net assets, there is no indication of impairment and thus no need to perform the second step of the impairment test.

During the year ended December 31, 2008, the Company recorded a non-cash charge to operations aggregating $31,085,000 with respect to the impairment of the goodwill recognized in conjunction with the acquisition of MediaDefender in July 2005.  This charge to operations was based on various factors and developments occurring in 2008, including continuing erosion in the demand for MediaDefender's core Internet anti-piracy services within the entertainment industry, the unexpected non-renewal by MediaDefender’s largest customer in mid-2008, continuing deterioration of operating margins and valuation metrics, and the inability to implement new advertising initiatives on a large-scale basis.

8.   DEFERRED FINANCING COSTS

Components of the Company’s deferred financing costs at December 31, 2008 and 2007 are as follows:

	Balance at Beginning of Year	Amortization Expense	Write-offs Resulting from Conversions and Repayments of Debt	Balance at End of Year
	(in thousands)
Year Ended December 31, 2008
Deferred financing costs related to:
Subordinated convertible notes payable	$912	$608	$—	$304
Senior secured notes payable	331	234	8	89
Total	$1,243	$842	$8	$393

Year Ended December 31, 2007
Deferred financing costs related to:
Subordinated convertible notes payable	$1,519	$607	$—	$912
Senior secured notes payable	565	234	—	331
Total	$2,084	$841	$—	$1,243

Amortization expense with respect to deferred financing costs for the years ended December 31, 2008 and 2007 was $842,000 and $841,000, respectively.  The $393,000 balance of deferred financing costs will be charged to operations in the year ended December 31, 2009.

9.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity with respect to the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2008	2007
	(in thousands)
Balance, beginning of year	$418	$421
Provision for doubtful accounts	(36)	203
Amounts charged off	(153)	(206)
Balance, end of year	$229	$418

The provision for doubtful accounts for the years ended December 31, 2008 and 2007 by segment was as follows:

	Years Ended December 31,
	2008	2007
	(in thousands)
E-commerce	$8	$10
Media	(10)	23
Anti-piracy and file-sharing marketing services	(34)	170
Total	$(36)	$203

10.  ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2008	2007
	(in thousands)
Accrued cost of sales	$104	$221
Accrued compensation and related costs	248	1,096
Accrued professional fees	2	133
Accrued business and property taxes	(2)	51
Other accrued expenses	82	384
Total accrued expenses	$434	$1,885

11.  INCOME TAXES

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2008	2007
	(in thousands)
Current:
Federal	$78	$—
Federal – FIN 48	492	—
State	94	5
State – FIN 48	150	—
	814	5
Tax benefit of a net operating loss carry-back – federal (current)	—	(828)
Deferred:
Federal	—	(170)
State	—	(46)
	—	(216)
Total	$814	$(1,039)

Income taxes differ from the amount computed using a tax rate of 34% as a result of the following:

	Years Ended December 31,
	2008	2007
	(in thousands)
Computed expected tax (tax benefit)	$(16,032)	$3,563
Additional Federal Assessments	78	—
State and local income taxes, net of federal income tax benefit	63	3
Permanent adjustment at state rate, net of federal income tax benefit	2,391	—
Amortization of non-cash financing costs	460	470
Adjustments to deferred tax assets	(2,329)	8
Stock-based compensation	10,880	630
Permanent adjustments caused by warrant and derivative liabilities	1,792	(6,878)
Amortization of proprietary technology and customer list	652	—
Fin 48 tax reserves and related interest	592	—
Other	9	18
	(1,444)	(2,186)
Valuation allowance	2,258	1,147
Total income tax (benefit) expense	$814	$(1,039)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax liabilities:
State income taxes	$3,843	$3,644
Depreciation	(144)	45
Total deferred tax liabilities	3,699	3,689

Deferred tax assets:
Net operating loss carryforwards	50,876	48,660
Non-deductible accrued expenses	1,400	1,282
Other	113	179
Total deferred tax assets	52,389	50,121
Valuation allowance	(48,690)	(46,432)
Net deferred assets	3,699	3,689
Net deferred tax liabilities	$—	$—

At December 31, 2008, the Company had net operating loss carryforwards of approximately $111,000,000 for Federal income tax purposes expiring beginning in 2019 and California state net operating loss carryforwards of approximately $114,000,000 expiring beginning in 2009.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets (primarily net operating loss carryforwards) is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible.  As of December 31, 2008 and 2007, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

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

As of December 31, 2008, the Company’s 2005 and 2006 U.S. federal income tax return was undergoing examination by the Internal Revenue Service.  The Internal Revenue Service has proposed various adjustments to the Company’s 2005 and 2006 taxable income.  Estimated taxes and interest relating to such adjustments have been accrued as income taxes payable in the accompanying financial statements at December 31, 2008.  The Internal Revenue Service has completed its field examination and has taken various positions as to the deductibility of interest accrued and paid relating to the subordinate notes.  The Company does not agree with the agents interpretations of the various treasury regulations in question and the company has responded to the agents’ initial findings.  In as much as the Company has a substantial NOL for federal purposes the Company does not expect that any of the IRS positions would have a material effect on the federal taxes which ultimately would be due to the Treasury.   However, the disallowance of the deductibility of interest accrued and paid to the subordinated note holders would result in an additional tax obligation to the state of California.  Although the final outcome of the federal income tax examination is uncertain, the company has accrued $814,000 for any additional tax expense which may become due in accordance with FIN 48. The Company recorded a benefit for income taxes of $1,039,000 for the year ended December 31, 2007, as a result of the carryback of 2007 tax losses to 2005 and 2006.

The Company adopted the provisions of FIN48 on January 1, 2007, and has identified unrecognized tax benefits related to the deductibility of certain interest expense on subordinated debt.  However, there would be no additional accrual required due to available net operating losses.  The following table provides a reconciliation of the Company’s unrecognized tax benefits at December 31, 2008:

Unrecognized tax benefits at January 1, 2007	$0
Increase based upon tax positions taken prior to 2007	713,000
Increase based upon tax positions taken in 2007	1,209,000
Increase based upon tax positions taken in 2008	1,326,000
Decrease based upon net operating loss arising in 2007	(1,209,000)
Decrease based upon 2007 net operating loss carryback to prior years	(69,000)
Decrease based upon net operating loss arising in 2008	(1,326,000)
Decrease based upon 2008 net operating loss carryback to prior years	(77,000)
Unrecognized tax benefits at December 31, 2008	$567,000

12.  RELATED PARTY TRANSACTIONS

Transactions Involving Officers and Directors

Effective as of January 1, 2006, the Company entered into a one-year consulting agreement with Eric Pulier, a director of the Company, through WNT Consulting Group, a California limited liability company wholly-owned by Mr. Pulier (“WNT”).  The consulting agreement was approved by the disinterested members of the Company’s Board of Directors.  Effective January 12, 2007, the parties mutually agreed to terminate this consulting agreement, which had automatically renewed for a second one-year term through December 31, 2007.  Under the terms of the original consulting agreement, Mr. Pulier received a base fee of $10,000 per month, certain other mandatory payments, and was also eligible to receive cash bonuses on the achievement of certain specified milestones.  Mr. Pulier had also agreed to waive all stock options and other stock-based compensation granted to outside members of the Company’s Board of Directors during the term of his original consulting agreement.  The termination agreement provided for a one-time cash payment to Mr. Pulier (through WNT) in the amount of $100,000, in consideration for the termination of the consulting agreement and an acknowledgement and complete release.  The termination agreement was approved by the Compensation Committee of the Company’s Board of Directors.  On January 12, 2007, the Company entered into a new consulting agreement with Mr. Pulier (through WNT).  The new consulting agreement which was at the Company’s discretion, provide that Mr. Pulier (through WNT) receive compensation at the rate of $500 per hour.  No consulting services were provided by Mr. Pulier under the new consulting agreement in either 2007 or 2008.  Mr. Pulier resigned as a member of the Company’s Board of Directors in August 12, 2008.

For the year ended December 31, 2008, each non-employee member of the Company’s Board of Directors received a cash retainer of $15,000.  In addition, each director that serves on a Committee of the Board of Directors received, for each committee served, an additional cash retainer of $10,000 annually, paid quarterly.  The Company did not grant any stock options during 2008.

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

During the years ended December 31, 2008 and 2007, the Company incurred legal fees of approximately $22,000 and $16,000, respectively, to Davis Shapiro Lewit & Hayes, LLP, a law firm in which Fred Davis, a director of the Company, is a partner.

See Notes 3, 13 and 16 for information with respect to additional related party transactions.

13.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Stock-Based Transactions - Year Ended December 31, 2008

During the year ended December 31, 2008, the Company did not issue any common stock options or warrants to directors, employees or consultants.

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

Effective February 2, 2007, the Company issued to its newly-appointed Vice President of Worldwide Sales, a stock option to purchase 300,000 shares of common stock exercisable through February 2, 2012 at $1.50 per share, the fair market value on the date of grant.  The option with respect to 175,000 shares vests in seven equal quarterly installments on June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, and the option with respect to 125,000 shares vests on the achievement of performance targets to be mutually determined by the parties.  The fair value of the time-vested portion of this stock option, determined pursuant to the Black-Scholes option-pricing model, was $208,000, of which $89,000 was charged to operations during the year ended December 31, 2008 and December 31, 2007.

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

Most of the Company’s outstanding options and warrants were issued to employees, officers and directors in compensatory transactions accounted for under SFAS No. 123R.  Of the 3,068,585 options and warrants outstanding at December 31, 2008, 2,886,085 were issued to employees, officers and directors.  The Company believes that potential impact pursuant to EITF 00-19-2 of the remaining 182,500 options and warrants issued to consultants, advisors and others is not material to the consolidated financial statements.  With respect to the 182,500 options and warrants, 20,000 are exercisable at $0.50 per share, 82,500 are exercisable at $1.00 per share and the remaining 80,000 are exercisable at prices ranging from $1.80 per share to $2.90 per share; all such exercise prices are in excess of the current market value of the Company’s common stock.

The Company currently has 60,000,000 shares of common stock authorized, of which 10,344,666 shares of common stock were issued at December 31, 2008, resulting in 49,655,334 unissued shares at such date.  If all of the Company’s equity-based instruments were converted or exercised into shares of common stock in accordance with the second amendment dated December 30, 2008, without regard to whether such instruments have vested or are in-the-money, approximately 28,000,000 additional shares would be issued, resulting in a total of approximately 38,000,000 shares of common stock issued and outstanding.  Accordingly, this calculation results in approximately 22,000,000 shares of common stock available for issuance, in excess of all equity commitments that the Company currently has outstanding as of December 31, 2008.  See Subsequent event.

On December 16, 2008, the Company entered into an amendment to the Sub-Debt Notes with Trilogy Capital Partners, Inc., Randy Saaf and Octavio Herrera, the holders of a majority of the aggregate principal amount outstanding of the subordinated convertible notes.  Pursuant to Section 17 of the Subordinated Notes the Majority Holders have the right to approve modifications to the Subordinated Notes.  The amendment decreases the conversion price of the Subordinated Notes from $1.55 to $1.00 per share and waives the requirement of certain holders to give 61 day written notice to increase or decrease the maximum limitation on such holders’ ability to convert the Subordinated Notes held by them.

The Company has approximately $27,658,000 of Sub-Debt Notes outstanding at December 31, 2008, which are convertible into common stock at $1.00 per share and which represent the single largest component of such potential dilution (approximately 27,658,000 shares).

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

2006 Equity Incentive Plan

The Company’s stockholders approved the ARTISTdirect, Inc. 2006 Equity Incentive Plan (the “2006 Equity Plan”) at the Company’s Annual Meeting of Stockholders held on June 19, 2006 (the “Annual Meeting”).  The Board of Directors of the Company had previously approved the 2006 Equity Plan in April 2006.  A total of 1,500,000 new shares of the Company’s common stock have initially been reserved for issuance under the 2006 Equity Plan.  Awards under the 2006 Equity Plan may be granted to any of the Company’s employees, directors, officers, consultants or those of the Company’s affiliates.  Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards.  An incentive stock option may be granted under the 2006 Equity Plan only to a person who, at the time of the grant, is an employee of the Company or a parent or subsidiary of the Company.  During the year ended December 31, 2006, the Company issued 34,615 shares of common stock pursuant to a consulting agreement (see Notes 13 and 16) and options to purchase 126,551 shares of common stock.  During the year ended December 31, 2007, the Company issued options to purchase 480,000 shares of common stock of which 5,000 were cancelled in 2007 and 150,000 were cancelled in 2008.  No shares of common stock were issued during 2008.  As of December 31, 2008, 1,013,834 shares remained available for future option grant.

A summary of stock option activity under the 2006 Equity Plan during the years ended December 31, 2007 and 2008 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	126,551	$3.20
Granted	480,000	1.63
Exercised	—	—
Cancelled/expired	(5,000)	1.50
Options outstanding at December 31, 2007	601,551	1.96
Granted	—	—
Exercised	—	—
Cancelled/expired	(150,000)	1.50
Options outstanding at December 31, 2008	451.551	$2.12
Options exercisable at December 31, 2008	451,551	$2.12

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2008 under the 2006 Equity Plan:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life	Price	of Shares	Price

$1.50	200,000	3.09	$1.50	200,000	$1.50
$1.55	5,000	2.91	$1.55	5,000	$1.55
$1.80	5,000	2.91	$1.80	5,000	$1.80
$1.90	5,000	2.91	$1.90	5,000	$1.90
$2.00	10,000	2.91	$2.00	10,000	$2.00
$2.00	80,000	3.49	$2.00	80,000	$2.00
$2.15	5,000	2.91	$2.15	5,000	$2.15
$2.20	5,000	2.91	$2.20	5,000	$2.20
$2.25	5,000	2.91	$2.25	5,000	$2.25
$2.30	5,000	2.91	$2.30	5,000	$2.30
$2.35	5,000	2.91	$2.35	5,000	$2.35
$2.90	30,000	2.91	$2.90	30,000	$2.90
$3.35	91,551	2.91	$3.35	91.551	$3.35
$1.50-$3.35	451,551	3.01	$2.12	451,551	$2.12

The weighted average grant date fair value of stock options issued during the year ended December 31, 2007 was $1.63 per share and no options were issued the year ended December 31, 2008.

The intrinsic value of exercisable but unexercised in-the-money options at December 31, 2008 was $0.

The following table summarizes information regarding the Company’s non-vested options under the 2006 Equity Plan as of December 31, 2007 and 2008, and the changes during such years:

Number of Shares
Options outstanding but unvested at December 31, 2006	—
Granted	480,000
Vested	(250,000)
Forfeited	(5,000)
Expired	—
Options outstanding but unvested at December 31, 2007	225,000
Granted	—
Vested	(75,000)
Forfeited	(150,000)
Expired	—
Options outstanding but unvested at December 31, 2008	—

As of December 31, 2008, unrecognized compensation cost related to unvested stock options under the 2006 Equity Plan will be 0.

1999 Employee Stock Option Plan

In October 1999, the Company implemented the 1999 Employee Stock Option Plan (the “Employee Plan”).  The Employee Plan was not approved by the public stockholders of the Company.  The Employee Plan has currently reserved 1,273,004 shares of the Company’s common stock for issuance to employees, non-employee members of the board of directors and consultants.  This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares.  No option may have a term in excess of ten years.  The options generally vest within three years.  As of December 31, 2008, 500,614 shares remained available for future option grant.

A summary of stock option activity under the Employee Plan during the years ended December 31, 2007 and 2008 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	864,762	$3.88
Granted	—	—
Exercised	(35,375)	0.79
Cancelled/expired	(11,310)	91.41
Options outstanding at December 31, 2007	818,077	2.81
Granted	—	—
Exercised	—	—
Cancelled/expired	(45,687)	7.5
Options outstanding at December 31, 2008	772,390	$2.53
Options exercisable at December 31, 2008	762,866	$2.52

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2008 under the Employee Plan:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life	Price	of Shares	Price

$0.79	66,558	3.24	$0.79	66,558	$0.79
$1.00	82,500	1.35	$1.00	82,500	$1.00
$1.95	170,000	3.69	$1.95	170,000	$1.95
$3.00	400,000	1.57	$3.00	390,476	$3.00
$4.80	33,332	0.77	$4.80	33,332	$4.80
$5.10	10,000	0.77	$5.10	10,000	$5.10
$7.50	10,000	0.88	$7.50	10,000	$7.50
$0.79-$7.50	772,390	2.09	$2.53	762,866	$2.52

The intrinsic value of exercisable but unexercised in-the-money options at December 31, 2008 was $0. The intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $0 and $75,000, respectively.

The following table summarizes information regarding the Company’s non-vested options under the Employee Plan as of December 31, 2007 and 2008, and the changes during such years:

Number of Shares
Options outstanding but unvested at December 31, 2006	238,095
Vested	(114,285)
Forfeited	—
Expired	—
Options outstanding but unvested at December 31, 2007	123,810
Vested	(114,286)
Forfeited	—
Expired	—
Options outstanding but unvested at December 31, 2008	9,524

As of December 31, 2008, unrecognized compensation costs of $26,000 related to unvested stock options under the Employee Plan will be charged to operations in the year ending December 31, 2009.

1999 Artist and Artist Advisor Option Plan

In June 1999, and as amended in October 1999 and March 2000, the Company adopted the 1999 Artist and Artist Advisor Stock Option Plan (the “Advisor Plan”).  The Advisor Plan was not approved by the public stockholders of the Company.  The Advisor Plan has currently reserved 477,159 shares of common stock for issuance to artists for whom the Company entered into agreements related to online and e-commerce activities and their agents, business managers, attorneys and other advisors.  This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 37,500 shares.  As of December 31, 2008, 477,159 shares remained available for future option grants.  The options expire seven years from the date of grant and vesting generally varies between one to three years.  No new option grants under this plan were made during 2007 or 2008.

A summary of stock option activity under the Advisor Plan during the years ended December 31, 2007 and 2008 is as follows:

Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	29,864	$139.28
Granted	—	—
Exercised	—	—
Cancelled/expired	(29,864)	139.28
Options outstanding at December 31, 2007	—	—
Granted	—	—
Exercised	—	—
Cancelled/expired	—	—
Options outstanding at December 31, 2008	—	$—

1999 Artist Stock Plan

In June 1999, and as amended in October 1999, the Company adopted the 1999 Artist Stock Plan (the “Artist Plan”).  The Artist Plan was not approved by the public stockholders of the Company.  The Artist Plan currently has reserved 1,023,004 shares of common stock for issuance to artists for whom the Company entered into agreements related to their online and e-commerce activities.  This share reserve automatically increases on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 87,500 shares.  As of December 31, 2008, 1,023,004 shares remained available for future option grants.  The options expire seven years from the date of grant and vesting generally varies between one to three years.  No new option grants under this plan were made during 2007 or 2008.

A summary of stock option activity under the Artist Plan during the years ended December 31, 2007 and 2008 is as follows:

Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	10,375	$139.28
Granted	—	—
Exercised	—	—
Cancelled/expired	(10,375)	139.28
Options outstanding at December 31, 2007	—	—
Granted	—	—
Exercised	—	—
Cancelled/expired	—	—
Options outstanding at December 31, 2008	—	$—

As of December 31, 2008, unrecognized compensation cost related to all unvested stock options (plan and non-plan) of $26,000 will be charged to operations in the year ending December 31, 2009.

1999 Employee Stock Purchase Plan

In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan that initially reserved 50,000 shares of common stock for issuance under this plan.  As of December 31, 2008, this plan had 250,000 shares reserved for issuance, of which 237,831 shares remained available for future issuances.  This share reserve automatically increases on the first trading day in January each calendar year, by an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 25,000 shares.  Terms of the plan permit eligible employees to purchase common stock through payroll deduction of up to 15% of each employee’s compensation.  The accumulated deductions are applied to the purchase of shares on each semi-annual purchase date at a purchase price per share equal to 85% of the fair market value per share on the participant’s entry date into the offering period or the semi-annual purchase date, whichever is lower.  During the years ended December 31, 2007 and 2008, no shares were issued under this plan.

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

Effective March 29, 2004, the Company issued to Robert N. Weingarten, the Company’s Chief Financial Officer, a non-plan, non-qualified stock option to purchase 120,000 shares at $0.50 per share, which was not less than the fair market value on the date of grant, exercisable through March 29, 2011.  The option vested and became exercisable in a series of thirty-six successive equal monthly installments from March 29, 2004 through March 29, 2007.  The fair value of the stock option, determined pursuant to the Black-Scholes option-pricing model, was $42,000, of which $0 and $3,500 was charged to operations in 2008 and 2007, respectively.

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

15.  401(K) PLAN

The Company has adopted the Cash or Deferred Profit Sharing Plan and Trust under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”).  Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit.  All employees of the Company who are 21 years or older and who complete three months of service are eligible to participate in the 401(k) Plan.  The Company does not match contributions by participants to the 401(k) Plan.  Accordingly, there is no related expense for the years ended December 31, 2008 and 2007.

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

Future cash payments under such operating lease are as follows (amounts are in thousands):

Years Ending December 31,

2009	485
2010	499
2011	471
$1,455

Rent expense under operating leases for the years ended December 31, 2008 and 2007 was $470,000 and $441,000.

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

Effective August 31, 2007, Mr. Weingarten resigned from all positions he held with the Company.  The Company and Mr. Weingarten entered into a Separation Agreement and Release dated August 31, 2007, whereas the Company and Mr. Weingarten mutually agreed to terminate their employment relationship as of August 31, 2007 and the parties released each other from any and all claims.  As a result of this resignation, the Company and Mr. Weingarten entered into an Agreement for Consulting Services (the “Consulting Agreement”) dated August 31, 2007 whereas Mr. Weingarten would be retained as a consultant for a twelve-month period, unless sooner terminated pursuant to the terms of the Consulting Agreement, and shall be paid a base consulting fee of $16,250 per month.  Upon the expiration of the Consulting agreement the Company entered into an open consulting agreement within Mr. Weingarten would be paid and hourly fee for services rendered and would be reimbursed for expenses incurred on a monthly invoice.

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

In accordance with the MediaDefender transaction, the Company acknowledged the terms of Employment Agreements entered into on July 28, 2005 by MediaDefender with each of Randy Saaf, who serves as Chief Executive Officer of MediaDefender, and Octavio Herrera, who serves as President of MediaDefender. Mr. Saaf and Mr. Herrera will each earn a base salary of no less than $350,000 per annum during the initial term of the agreements, which shall continue until December 31, 2008, and are also each entitled to receive performance bonuses of up to $350,000 if MediaDefender achieves defined operating earnings before interest, taxes, depreciation and amortization (calculated using the same accounting methods and policies as MediaDefender has historically used) exceeding $7,000,000 and $7,500,000 in fiscal 2007 and fiscal 2008, respectively.  The Company determined to pay the performance bonuses to Mr. Saaf and Mr. Herrera for 2007, however there were no bonuses due for the year ended December 31, 2008.

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

The stock options are fully vested when issued.  Accordingly, during the years ended December 31, 2008 and 2007, the Company issued options to acquire 0 shares and 45,000 shares of common stock under this consulting agreement pursuant to the Company’s 2006 Equity Incentive Plan, exercisable through November 30, 2011, at prices ranging from $1.55 to $2.30 per share, the market price on the date of grant.  The aggregate fair value of the options, calculated pursuant to the Black-Scholes option-pricing model was $0 and $71,000, respectively, which was charged to operations (see Note 13).

Legal Matters

The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business.  The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

As a result of the restatement of our financial statements and the other events described elsewhere in this Annual Report on Form 10-K, the Company has triggered various events of default under our senior debt and subordinated debt financing documents.  We could be subject to future claims under our financing documents (see Note 18).

17.  REPORTABLE SEGMENTS

Information with respect to the Company’s operating segments for the years ended December 31, 2008 and 2007 is presented below.  During the years ended December 31, 2008 and 2007, the Company’s operations consisted of three reportable segments:  e-commerce, media and anti-piracy and file-sharing marketing services.

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

The table shown below summarizes net revenue and Adjusted EBITDA by operating segment for the years ended December 31, 2008 and 2007.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Years Ended December 31,
	2008	2007
	(in thousands)
Net Revenue:
E-commerce	$336	$1,497
Media	3,995	7,500
Anti-piracy and file-sharing marketing services	7,810	15,174
	$12,141	$24,171

Adjusted EBITDA:
E-commerce	$(88)	$(218)
Media	264	2,604
Anti-piracy and file-sharing marketing services	264	5,304
	440	7,690
Corporate:
General and administrative expenses	(3,635)	(4,824)
Liquidated damages under registration rights agreements	—	395
	$(3,195)	$3,261

	Years Ended December 31,
	2008	2007
	(in thousands)

Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA per segments	$(3,195)	$3,261
Stock-based compensation	(991)	(2,110)
Depreciation and amortization	(906)	(1,015)
Amortization of intangible assets	(2,181)	(3,602)
Amortization of deferred financing costs	(842)	(841)
Goodwill Impairment	(31,085)	—
Write-off of unamortized discount on debt and deferred financing costs resulting from principal payments on senior secured notes payable	(25)	—
Interest income	51	211
Other income	340	—
Write-off of fixed assets	—	(97)
Interest expense, including amortization of discount on debt of $3,088 and $3,081 in 2008 and 2007, respectively	(8,740)	(7,923)
Change in fair value of warrant liability	130	4,551
Change in fair value of derivative liability	302	18,043
Provision (benefit) for income tax	(814)	1,039
Net income (loss)	$(47,956)	$11,517

The following table summarizes assets as of December 31, 2008 and 2007.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, prepaid expenses, computer equipment, leasehold improvements and other assets.

	December 31,
	2008	2007
	(in thousands)

Assets:
Corporate	$1,437	$3,144
E-commerce	241	248
Media	1,441	2,149
Anti-piracy and file-sharing marketing services	4,370	44,923
	$7,489	$50,734

18.  SUBSEQUENT EVENTS (UNAUDITED)

Debt Restructuring

Senior Debt Restructuring

Effective January 30, 2009, ARTISTdirect, Inc. (the “Company”) entered into a First Amendment to Note and Warrant Purchase Agreement dated as of December 31, 2008 (the “Senior Amendment”) with the holders of the Company’s senior secured debt (the “Senior Note Holders”).  Pursuant to the Senior Amendment, the Senior Note Holders agreed to extinguish all obligations by the Company under the Note and Warrant Purchase Agreement, dated July 28, 2005, and other documents entered into in connection with the senior secured debt transaction (the “Senior Debt Restructuring”), upon completion of the following: (1) $3,500,000 cash payment to the Senior Note Holders; (2) issuance of new subordinated notes, in the aggregate principal amount of $1,000,000, to the Senior Note Holders (the “New Notes”); (3) issuance of 9,000,000 restricted shares of the Company’s common stock to the Senior Note Holders, which are subject to a lock-up period of 12 months; and (4) the conversion of all of the previously issued Subordinated Notes.

The New Notes are unsecured and bear interest at 6.0% per annum, beginning January 30, 2009. The principal and the interest accrued thereon are payable on the maturity date, January 30, 2014, and are subordinated to the senior indebtedness of the Company.

Additionally, in connection with the Senior Debt Restructuring, Trilogy Capital Partners, Inc. agreed to deliver to the Company for cancellation a warrant to purchase up to 433,333 shares of the Company’s capital stock at an exercise price of $2.00 per share.  Fifty percent of such warrant was beneficially owned by Dimitri Villard, the Company’s Chief Executive Officer, who had acquired such warrants as part of the acquisition of 6,190,000 shares from Trilogy Capital Partners, Inc., which occurred on January 15, 2009.

Conversion of Subordinated Notes

In connection with the Senior Debt Restructuring, effective January 30, 2009, the Company entered into a Second Amendment to the Convertible Subordinated Note with holders of the Subordinated Notes representing no less than the majority of the current outstanding aggregate principal amount to provide for the immediate conversion of the Subordinated Notes (the “Subordinated Amendment”). The Subordinated Amendment also provides for the extinguishment of all obligations of the Company under the Subordinated Notes and related documents, including the Registration Rights Agreement among the Company and the holders.  Such obligations included the outstanding principal amount and accrued and unpaid interest on the Subordinated Notes, accrued and unpaid late charges and amounts owed under the Registration Rights Agreement.

Financing by Factoring Accounts Receivables

On January 30, 2009, the Company’s two wholly-owned subsidiaries, ARTISTdirect Internet Group, Inc. (“ADIG”) and MediaDefender, Inc. each entered into an Accounts Receivable Purchase & Security Agreement (the “A/R Agreement”) with Pacific Business Capital Corporation (“PBCC”), pursuant to which ADIG and Mediadefender agreed to sell and PBCC agreed to purchase qualified accounts receivable on a recourse basis. On January 30, 2009, PBCC purchased an aggregate of approximately $1,600,000 of unpaid receivables to be acquired by PBCC pursuant to the A/R Agreement, subject to a maximum aggregate amount of $3,000,000. The A/R Agreement is effective for twelve-months and automatically renews for successive 12-month periods unless terminated by written notice by either party 30 days prior to such successive period.

As collateral for the financing, PBCC received a first priority interest in all existing and future assets of the Company, ADIG and Mediadefender, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property. In addition to the foregoing, the Company, ADIG and Mediadefender entered into cross guarantees of their respective obligations under the A/R Agreement.

The following table is a proforma presentation of the Consolidated Balance Sheet reflecting the above described Debt Restructuring as if it had occurred as of December 31, 2008.

	December 31, 2008
	Audited	Proforma
Assets:
Cash	$2,262,000	$12,000
Other current assets, net	3,480,000	3,480,000
Property and equipment, net	1,201,000	1,201,000
Other non-current assets, net	546,000	153,000
	$7,489,000	$4,846,000

Liabilities and Stockholders’ Equity (Deficiency)
Accounts payable and accrued expenses	$921,000	$971,000
Accrued interest and liquidated damages	8,890,000	—
New credit facility	—	1,250,000
Senior secured notes, net	12,817,000	—
Subordinated convertible notes, net	26,397,000	—
Other current liabilities	1,228,000	1,183,000
	50,253,000	3,404,000

New subordinated notes, net of discount	—	270,000
Other long-term liabilities	159,000	159,000
	159,000	429,000

Net Stockholders’ Equity (Deficiency), net	(42,923,000)	1,013,000

	$7,489,000	$4,846,000

Convertible short-term note to Director

On March 3, 2009, the Company issued a convertible note (the “Note”) to Frederick W. Field, a director of the Company.  The Note is in the principal amount of $200,000 with the principal amount and accrued interest at the rate of 5% per annum due on July 31, 2009.  The Note is automatically convertible into shares of the Company’s Common Stock at a price of $0.03 per share at such time as the Company has sufficient authorized shares.

Management and Director Changes

Effective January 13, 2009, each of Randy Saaf and Octavio Herrera (each, an “Executive”) entered into separate amendments (collectively, the “Amendments”) to their respective Employment, Confidentiality and Noncompetition Agreements (collectively, the “Employment Agreements”) dated as of July 28, 2005 with MediaDefender, Inc., the Company’s wholly owned subsidiary (the “Subsidiary”).  Under each of the Amendments, commencing January 1, 2009 the term of employment between each Executive and the Subsidiary were at-will, and either the Subsidiary or the Executive may terminate the applicable Employment Agreement upon five days’ written notice, in which case such Executive shall have a period of 60 days from the effective date of termination to exercise all vested stock options. Effective February 15, 2009, MediaDefender, Inc., a wholly-owned subsidiary of ARTISTdirect, Inc., terminated the employment of Randy Saaf, Chief Executive Officer of MediaDefender, and Octavio Herrera, President of MediaDefender.

Effective February 1, 2009, Dimitri Villard, the Chairman of the Board of Directors, was appointed to serve as the Company’s Chief Executive Officer. Prior to that date, Mr. Villard was the Company’s interim Chief Executive Officer.

Pursuant to a 3-year employment agreement, effective February 1, 2009, Mr. Villard will receive base compensation equal to $25,000 per month.  Mr. Villard will also be entitled to participate in the Company’s stock compensation plan that may exist from time to time and will receive a bonus based on the Company’s EBITDA if the Company’s EBITDA exceeds a certain threshold amount as determined by the Company’s Compensation Committee for such fiscal year.

Effective February 1, 2009, the Company and Rene Rousselet (“Executive”) entered into an Employment Agreement pursuant to which Mr. Rousselet was employed to continue as the Company’s Corporate Controller and Principal Accounting Officer.  The employment is on an “at will basis.”  Mr. Rousselet will receive a salary of $14,583 per month subject to increases and a bonus as determined by the Board of Directors, in its sole discretion.  Mr. Rousselet was granted options to purchase 560,000 shares of the Common Stock of the Company at $0.03 per share vesting monthly over 36 months commencing February 1, 2009.  If Mr. Rousselet’s employment is terminated without cause, Mr. Rousselet will receive his salary and vesting of options for an additional period of three months from the date of termination.

Acquisition of MediaSentry

The Company and its wholly owned subsidiary, MediaDefender entered into an Asset Purchase Agreement dated as of March 30, 2009 (the “Purchase Agreement”) pursuant to which the Company through MediaDefender agreed to purchase from SafeNet, Inc. and MediaSentry, Inc. (collectively the “Sellers”), substantially all the assets of the MediaSentry operating unit (the “Acquired Assets”).  In connection with the acquisition, MediaDefender acquired the receivables, equipment and intellectual property of MediaSentry as well as assumed substantially all the employees, offices and client contracts relating to MediaSentry.  The purchase price of the Acquired Assets was $936,000 consisting of $136,000 in cash and a $800,000 one-year promissory note of the Company.  The acquisition was consummated on March 30, 2009.  The MediaSentry operating unit provides (a) comprehensive business and marketing intelligence services for digital media measurement and (b) services to globally detect, track and deter the unauthorized distribution of digital content.

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

4.17

First Amendment to Convertible Subordinated Note, dated December 16, 2008, by and among ARTISTdirect, Inc., Trilogy Capital Partners, Inc., Randy Saaf and Octavio Herrera (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on December 19, 2008).

4.18

Second Amendment to Subordinated Convertible Subordinated Note, dated as of December 31, 2008, by and among ARTISTdirect, Inc., DKR Soundshore Oasis Holding Fund Ltd., Trilogy Capital Partners, Inc., Michael Rapp, Broadband Capital Management, LLC, Philip Wagenheim, Karl Brenza, Jeffrey Meshel and Cliff Chapman (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on February 4, 2009).

4.19	Form of Subordinated Note, dated as of January 30, 2009, issued to each of the Senior Lenders (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed on February 4, 2009).

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

10.24	Non-Competition Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and WNT07, LLC (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.25	Employment Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and Jon Diamond (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.26	Employment Agreement, dated July 28, 2005, entered into between ARTISTdirect, Inc. and Robert Weingarten (incorporated by reference to current report on Form 8-K filed on August 3, 2005).

10.27

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

10.30	Sublease by and between Sapient Corporation and ARTISTdirect, Inc. dated January 26, 2006 (incorporated by reference to current report on Form 8-K filed on February 3, 2006).

10.31

Amendment, dated July 28, 2006, to Employment, Confidentiality and Non-Competition Agreement by and between ARTISTdirect, Inc. and Randy Saaf (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 1, 2006).

10.32

Amendment, dated July 28, 2006, to Employment, Confidentiality and Non-Competition Agreement by and between ARTISTdirect, Inc. and Randy Saaf (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 1, 2006).

10.33	Offer of Employment between ARTISTdirect, Inc. and Rene Rousselet approved as of February 2, 2007 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on February 6, 2007).

10.34

Omnibus Stock Option Amendment Agreement dated August 31, 2007, between the Registrant and Robert N. Weingarten (incorporated by reference to Exhibit 10.69 to quarterly report on Form 10-QSB filed on November 14, 2007).

10.35

Separation Agreement and Release dated August 31, 2007, between the Registrant and Robert N. Weingarten (incorporated by reference to Exhibit 10.70 to quarterly report on Form 10-QSB filed November 14, 2007).

10.36

Engagement Letter, dated as of February 7, 2008, by and between the Registrant and Salem Partners LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on February 14, 2008).

10.37	Amended and Restated Services Agreement dated as of March 6, 2008 between the Company and Jon Diamond (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 12, 2008).

10.38

Amendment No. 1 to Employment, Confidentiality and Noncompetition Agreement dated as of December 23, 2008 between the Company and Randy Saaf (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on January 13, 2009).

10.39

Amendment No. 1 to Employment, Confidentiality and Noncompetition Agreement dated as of December 23, 2008 between the Company and Octavio Herrera (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on January 13, 2009).

10.40

First Amendment to Note and Warrant Purchase Agreement, dated as of December 31, 2008, by and among ARTISTdirect, Inc., U.S. Bank National Association, JMB Capital Partners, L.P., JMG Capital Partners, L.P., CCM Master Qualified Fund, Ltd., JMG Triton Offshore Fund, Ltd., and with respect to Section 3 only, Trilogy Capital Partners, Inc.  (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on February 4, 2009).

10.41

Form of Accounts Receivable Purchase & Security Agreement with Pacific Business Capital Corporation, dated as of January 27, 2009  (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on February 4, 2009).

10.42	Employment Agreement dated as of February 1, 2009 between Rene Rousselet and the Company (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on March 11, 2009).

10.43	Employment Agreement dated as of February 1, 2009 between Dimitri Villard and the Company (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on March 23, 2009).

10.44

Asset Purchase Agreement dated as of March 30, 2009 among the Company, MediaDefender, SafeNet, Inc. and MediaSentry, Inc. (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on April 2, 2009).

10.45	Promissory Note dated March 30, 2009 of the Company (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on April 2, 2009).

14.1	Code of Business Conduct and Ethics (incorporated by reference to current report on Form 8-K filed on June 22, 2006).

14.2	ARTISTdirect, Inc. Audit Committee Charter (incorporated by reference to definitive proxy statement on Schedule 14A filed on May 8, 2006).

21.1	Subsidiaries of ARTISTdirect, Inc. (incorporated by reference to registration statement on Form SB-2 filed on November 10, 2005).

23.1	Consent of Gumbiner Savett Inc., independent registered public accounting firm, with respect to ARTISTdirect, Inc. and subsidiaries.

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.