Form 10-Q
period 2009-03-31
ARTISTDIRECT INC
filed 2009-05-20
CIK 1095079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was requested to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of May 15, 2009, the Company had 56,077,158 shares of common stock, par value $0.01 per share, issued and outstanding.

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

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except for share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$544	$1,994
Restricted cash	103	268
Accounts receivable, net of allowance for doubtful accounts of $280 and $229 at March 31, 2009 and December 31, 2008, respectively	1,556	2,542
Income taxes refundable	—	622
Prepaid expenses and other current assets	291	315
Total current assets	2,494	5,741

Property and equipment	5,289	4,721
Less accumulated depreciation and amortization	(3,674)	(3,519)
Property and equipment, net	1,615	1,202

Other assets:
Non-competition agreements, net	87	153
Deferred financing costs, net	—	393
Total other assets	87	546
	$4,196	$7,489

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(amounts in thousands, except for share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$858	$487
Accrued expenses	428	434
Accrued interest payable	11	6,918
Deferred revenue	541	379
Income taxes payable	803	803
Liquidated damages payable under registration rights agreements, net of payments	—	1,972
Warrant and embedded derivative liability	—	46
Accounts receivable credit facility	435	—
Senior secured notes payable, net of discount of $177	—	12,817
Subordinated convertible notes payable, net of discount of $1,261	—	26,397
Notes payable - SafeNet, Inc.	800	—
subordinated convertible notes payable - director	200	—
Total current liabilities	4,076	50,253

Long-term liabilities:
Long-term subordinated note payable, including accrued interest	1,300	—
Deferred rent	150	159
Total long-term liabilities	1,450	159

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $0.01 par value - Authorized - 60,000,000 shares
Issued and outstanding — 56,077,158 shares and 10,344,666 shares at March 31, 2009 and December 31, 2008, respectively	561	103
Additional paid-in-capital	266,684	236,398
Accumulated deficit	(268,575)	(279,424)
Total stockholders’ deficiency	(1,330)	(42,923)
	$4,196	$7,489

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except for share data)

	Three Months Ended March 31,
	2009	2008

Net revenue:
E-commerce	$45	$106
Media	484	1,205
Anti-piracy and file-sharing marketing services	1,403	2,890
Total net revenue	1,932	4,201
Cost of revenue:
E-commerce	42	100
Media	354	679
Anti-piracy and file-sharing marketing services	1,156	2,460
Total cost of revenue	1,552	3,239
Gross profit	380	962
Operating expenses:
Sales and marketing	205	465
General and administrative, including stock-based compensation costs of $27 in 2009 and $697 in 2008	1,311	3,105
Development and engineering	78	117
Total operating costs	1,594	3,687
Loss from operations	(1,214)	(2,725)
Other income (expense):
Interest income	3	30
Interest expense	(776)	(2,120)
Other income (expense)	(2)	45
Change in fair value of warrant and embedded derivative liability	—	236
Amortization of deferred financing costs	(69)	(210)
Write-off of unamortized discount on debt and deferred financing costs resulting from repayment of senior secured notes payable	—	(26)
Loss before income taxes	(2,058)	(4,770)
Income tax expense (benefit)	6	(10)
Net loss before extraordinary items	(2,064)	(4,760)
Extraordinary item — Gain on troubled debt restructuring, (net of taxes)	12,913	—
Net income (loss) after extraordinary items	$10,849	$(4,760)

Net (loss) per common share before extraordinary item:
Basic	$(0.05)	$(0.46)
Diluted	$(0.05)	$(0.46)

Net income loss per common share after extraordinary item:
Basic	$0.27	$(0.46)
Diluted	$0.27	$(0.46)

Weighted average common shares outstanding:
Basic	40,832,994	10,342,680
Diluted	40,832,994	10,342,680

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficiency (Unaudited)

(amounts in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2008	10,344,666	$103	$236,398	$(279,424)	$(42,923)
Fair value of stock options	—	—	27	—	27
Common stock issued for conversion of subordinated debt	36,732,492	368	30,259	—	30,627
Common stock issued in exchange for senior debt	9,000,000	90	—	—	90
Net income	—	—	—	10,849	10,849
Balance at March 31, 2009	56,077,158	$561	$266,684	$(268,575)	$(1,330)

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$10,849	$(4,760)
Gain on troubled debt restructuring	(12,913)	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	542	2,194
Provision for doubtful accounts	(2)	—
Stock-based compensation	27	697
Troubled debt restructuring costs paid in cash	(120)
Change in fair value of warrant and embedded derivative liability	—	(236)
Sub-total	(1,617)	(2,105)
Changes in operating assets and liabilities net of effects of acquisition of the assets of MediaSentry on march 30, 2009:
(Increase) decrease in -
Accounts receivable	1,308	2,854
Prepaid expenses and other current assets	82	(154)
Income taxes refundable	622	260
Increase (decrease) in -
Accounts payable	371	213
Accrued expenses	(6)	270
Accrued interest payable	481	850
Deferred revenue	162	(175)
Deferred rent	(8)	(5)
Financing agreements	—	(9)
Liquidated damages under registration rights agreement	—	(410)
Net cash provided by operating activities	1,395	1,589

Cash flows from investing activities:
Purchase of MediaSentry operating unit	(136)	—
Purchases of property and equipment	(9)	(177)
Net cash used in investing activities	(145)	(177)

Cash flows from financing activities:
Principal payments on senior secured notes payable	—	(313)
Payment to senior note holders in troubled debt restructuring	(3,500)	—
Proceeds from convertible subordinated note issued to director	200
Proceeds from accounts receivables credit facility	435	—
Decrease in restricted cash	165	15
Net cash used in financing activities	(2,700)	(298)

Cash and cash equivalents:
Net increase (decrease)	(1,450)	1,114
Balance at beginning of period	1,994	4,268
Balance at end of period	$544	$5,382

(continued)

ARTISTdirect, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$286	$413
Income taxes	$6	$—

Gain from trouble debt restructuring:	(12,913)	—
Conversion of deferred financing costs and discounts on senior and subordinate contra liabilities	(1,509)	—
Direct legal and financing costs paid	(120)	—
Write off of warrant and embedded derivative liabilities	46	—
Write off of accrued interest to senior note holders	286	—
Write off of interest on liquidated damages and subordinated debt	7,102	—
Write off of liquidated damages on subordinated debt	1,972	—
Settlement of senior note balance	12,994	—
Conversion of convertible subordinated notes	27,659	—
New subordinated notes issued to senior note holders including accrued interest	(1,300)	—
Issuance of common stock to senior and subordinated note holders	(30,717)	—
Cash used in troubled debt restructuring	$3,500	$—

MediaSentry operating unit acquisition:
Accounts receivable	$319,000	$—
Prepaid expenses	57,000	—
Property and equipment	560,000	—
Purchase Price	936,000	—
Issuance of note to SafeNet Inc.	(800,000)	—
Cash paid to acquire MediaSentry operating unit	$136,000	$—

See accompanying notes to condensed consolidated financial statements.

ARTISTdirect, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2009 and 2008

1.  ORGANIZATION AND BUSINESS ACTIVITIES

ARTISTdirect, Inc., a Delaware corporation, is a digital Internet media company.  Through its MediaDefender, Inc. subsidiary, the Company provides anti-piracy solutions in the Internet-piracy-protection (“IPP”) industry and as a result of the acquisition on March 31, 2009 of the MediaSentry operating unit from SafeNet, Inc., MediaDefender is also a provider of peer-to-peer file sharing monitoring and information.  The ARTISTdirect Internet Group, Inc. subsidiary, conducts its media and e-commerce business through the Company’s website (www.artistdirect.com) and a network of related music and entertainment websites appealing to music fans, artists and marketing partners that offers multi-media content, music news and information, communities organized around shared music interests, music-related specialty commerce, and digital music services.  The Company is headquartered in Santa Monica, California.  Unless the context indicates otherwise, ARTISTdirect, Inc. and its subsidiaries are referred to herein as the “Company”.

Going Concern:

As a result of the successful debt restructuring, the Company was able to access working capital by factoring account receivables.  However, because of the Company’s declining revenues, negative working capital, net loss, and uncertainties related to improving its operating results under current economic conditions, our independent auditors, in their report on the Company’s financial statements for the year ended December 31, 2008 expressed substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  BASIS OF PRESENTATION

Principles of Consolidation:

The accompanying condensed financial statements include the consolidated accounts of ARTISTdirect, Inc. and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated for all periods presented.

Interim Financial Information:

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and the cash flows for the three months ended March 31, 2009 and 2008.  The consolidated balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

The Company’s results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

The Company has determined that the retired convertible subordinated notes payable issued in connection with the Company’s acquisition of MediaDefender in July of 2005 were participating securities, as each note holder was entitled to receive any dividends paid and distributions made to the common stockholders as if the note had been converted into common stock on the record date.  The participatory shares are included in the weighted average shares outstanding as of the beginning of each period in calculating the basic weighted average shares outstanding.

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

The participating subordinated notes were converted into common stock on January 30, 2009 and would only be considered in the event that there was earnings in the corresponding prior year reporting period.  The calculation of diluted loss per share for the three months ended March 31, 2009 and 2008 excluded the effect from the exercise of stock options and consultant warrants since their effect would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except for share data):

	Three Months ended March 31,
	2009	2008

Numerator:
Net income (loss), as reported	$10,849	$(4,760)

Allocation of net income (loss):
Basic:
Net income (loss) applicable to convertible sub-debt note holders	$—	$—
Net income (loss) applicable to common stockholders	10,849	(4,760)

Net income (loss)	$10,849	$(4,760)

Diluted:
Net income (loss) applicable to convertible sub-debt note holders	$—	$—
Net income (loss) applicable to common stockholders	10,849	(4,760)

Net income (loss)	$10,849	$(4,760)

Denominator:
Weighted-average shares of common stock outstanding	40,832,994	10,342,680
Weighted-average shares attributable to convertible subordinated notes	—	—
Less: Weighted-average number of unvested restricted common shares outstanding	—	—
Weighted-average number of common shares used in calculating basic net income (loss) per common shares	40,832,994	10,342,680
Weighted-average number of shares issuable upon exercise of outstanding stock options based on the treasury stock method	—	—
Weighted-average number of shares issuable upon exercise of senior warrants, based on the treasury stock method	—	—
Weighted-average number of shares assuming conversion of convertible subordinated notes, based on the as-if converted method	—	—

Weighted-average number of common shares used in computing diluted net income (loss) per common share	40,832,994	10,342,680

Calculation of net income (loss) per common share:
Basic:
Net income (loss) applicable to common stockholders	$10,849	$(4,760)

Weighted-average number of common shares used in calculating basic net income (loss) per common share	40,832,994	10,342,680
Net income (loss) per share applicable to common stockholders	$0.27	$(0.46)

Diluted:
Net income (loss) applicable to common stockholders	$10,849	$(4,760)

Weighted-average number of common shares used in calculating diluted net income (loss) per common share	40,832,994	10,342,680
Net income (loss) per share applicable to common stockholders	$0.27	$(0.46)

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

In calculating the Black-Scholes value of stock options and warrants issued, the Company uses the full term of the option, an appropriate risk-free interest rate (generally from 1% to 5%), and a 0% dividend yield.

The Company utilizes the daily closing stock prices of its common stock as quoted on the OTC Bulletin Board to calculate the expected volatility used in the Black-Scholes option-pricing model.  Since the Company’s business operations and capital structure changed dramatically on July 28, 2005 as a result of the acquisition of MediaDefender and the related financing transactions, the Company has utilized daily closing stock prices from August 1, 2005 through each subsequent quarter end to generate a volatility factor for use in calculating the fair value of options and warrants issued during each respective period.  By utilizing daily trading data related to the period of time that reflects the Company’s current business operations, the Company believes that this methodology generates volatility factors that more accurately reflect, as well as adjust for, normal market fluctuations in the Company’s common stock over an extended period of time.  This methodology has generated volatility factors ranging from approximately 478.3% to 100% during 2005, 2006, 2007, 2008 and 2009.

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

Adoption of Recent Accounting Policies:

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107.  SFAS No. 159 was effective January 1, 2008, and did not have any impact on the Company’s financial statement presentation or disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.  Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP.  SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R).  SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination.  SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited.  The Company adopted SFAS 141(R) on January 1, 2009 and applied its provision to the acquisition of MediaSentry as described in Note 8.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. SFAS 160 did not have any impact on the Company’s financial statement presentation or disclosures.

In March 2008—The Financial Accounting Standards Board (FASB) issued SFAS Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The requirements of SFAS No.161 do not apply to the Company as it is currently structured.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share —based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential effect of FSP EITF 03-6-1 on its financial statements.  The Company has considered the retired Subordinated Convertible Notes payables participating securities and has used the two-class method.  As a result of the debt restructuring the Company does not anticipate that EITF 07-05 will have any impact on its condensed consolidated financial statements in presentation or disclosures.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-05 on January 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements presentation or disclosures.

3.  DEBT RESTRUCTURING

The debt restructuring retired the outstanding balances of the senior secured debt (the “Senior Financing”) and the convertible subordinated debt (the “Sub-Debt Financing”) incurred in July 28, 2005 in connection with the Company’s acquisition of MediaDefender, Inc., (“MediaDefender”).  The stockholders of MediaDefender received aggregate consideration of $42,500,000.  In order to fund the acquisition of MediaDefender, the Company completed a $15,000,000 Senior Financing and a $30,000,000 Sub-Debt Financing.  As collateral for the $15,000,000 Senior Financing, the investors received a first priority security interest in all existing and future tangible and intangible assets of the Company and its subsidiaries.  The Sub-Debt Financing of $30,000,000 was completed in accordance with the terms set forth in the Securities Purchase Agreement, (the “Securities Purchase Agreement”).  Pursuant to the terms of the Securities Purchase Agreement, each investor received a convertible subordinated note with a term of four years that bore interest at 4.0% per annum (each a “Sub-Debt Note”), with any unpaid principal and accrued interest due and payable at maturity.  The interest rate increased to 12.0% per annum during any period in which the Company is in default of its obligations under the Sub-Debt Note.

Effective January 30, 2009, ARTISTdirect, Inc. (the “Company”) entered into a First Amendment to Note and Warrant Purchase Agreement dated as of December 31, 2008 (the “Senior Amendment”) with the holders of the Company’s Senior Financing (the “Senior Note Holders”).  Pursuant to the Senior Amendment, the Senior Note Holders agreed to extinguish all obligations by the Company under the Note and Warrant Purchase Agreement, dated July 28, 2005, and other documents entered into in connection with the Senior Financing (the “Senior Debt Restructuring”), upon completion of the following: (1) $3,500,000 cash payment to the Senior Note Holders; (2) issuance of new subordinated notes, in the aggregate principal amount of $1,000,000, to the Senior Note Holders (the “New Notes”); (3) issuance of 9,000,000 restricted shares of the Company’s common stock to the Senior Note Holders, which are subject to a lock-up period of 12 months; and (4) the conversion of all of the previously issued Subordinated Notes.  The New Subordinated Notes issued to the Senior Note Holders amount to $1,300,000 are unsecured and bear interest at 6.0% per annum, beginning January 30, 2009. The principal and the interest accrued thereon are payable on the maturity date, January 30, 2014, and are subordinated to the senior indebtedness of the Company.

In connection with the Senior Debt Restructuring, effective January 30, 2009, the Company entered into a Second Amendment to the Convertible Subordinated Note with holders of the Subordinated Notes representing no less than the majority of the current outstanding aggregate principal amount to provide for the immediate conversion of the Subordinated Notes (the “Subordinated Amendment”). The Subordinated Amendment also provides for the extinguishment of all obligations of the Company under the Subordinated Notes and related documents, including the Registration Rights Agreement among the Company and the holders.  Such obligations included the outstanding principal amount and accrued and unpaid interest on the Subordinated Notes, accrued and unpaid late charges and amounts owed under the Registration Rights Agreement with the holders of the Subordinated Notes.  The conversion of the Subordinated Notes and the extinguishing of related obligations therein, resulted in the issuance of 36,732,492 shares of the Company’s common stock.  Consummation of the transactions under the Subordinated Amendment occurred as of January 30, 2009.

In accordance with Financial Accounting Standard No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring” (“SFAS No. 15”), the Company recorded a net gain of $12,913,000 attributed to the difference between the fair value of the equity interest granted to non-affiliated parties and the carrying amount of the liabilities settled.  SFAS No. 15 requires that the Company offset any gain by the costs directly attributable to the debt restructuring and the future value of any new notes issued.  The company reduced the gain by $120,000 relating to legal and financing fees and by $1,300,000 for the maturity value of the new subordinated notes issued to the Senior Note holders.  The difference in the fair value of the debt settled with affiliates of $30,259,400 is recorded as additional paid-in capital under SFAS No. 15.

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

As collateral for the financing, PBCC received a first priority interest in all existing and future assets of the Company, ADIG and MediaDefender, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property. In addition to the foregoing, the Company, ADIG and MediaDefender entered into cross guarantees of their respective obligations under the A/R Agreement.  The PBCC Accounts Receivable Purchase & Security Agreement charges 2% for each invoice financed.  At March 31, 2009, approximately $435,000 was owed PBCC under the terms of this A/R Agreement.

The retired Sub-Debt Notes incurred in connection with the MediaDefender acquisition contained reset, anti-dilution and change-in-control provisions that the Company has determined caused such debt instruments to be classified as “non-conventional” debt.  Upon evaluation of such debt instruments, it was determined that the Company was required to bifurcate and value certain rights embedded in the Sub-Debt Notes and to classify such rights as either assets or liabilities.  The Company determined that the warrants issued in conjunction with the Senior Financing and the Sub-Debt Financing created derivative liabilities in accordance with EITF 00-19 because share settlement of these financial instruments was not within the control of the Company, since the Company could not conclude that it had sufficient authorized but unissued common shares available to satisfy its potential share obligations under the warrant agreements.  The carrying value of the embedded derivatives associated with the Sub-Debt and the warrant liability were recorded on the balance sheet in 2008 as a current liability that was adjusted at the end of each reporting period to reflect any material changes in such liabilities, with any such changes included in other income (expense) in the statement of operations

The retired Senior and Sub-Debt financing documents governed the terms and conditions of the senior and subordinated indebtedness and required the Company to maintain an effective registration statement covering the resale of shares of common stock underlying the various securities issued by the Company to each holder.  As a result of the determination by management in December of 2006 to restate previously issued financial statements to reflect the embedded derivatives incorporated in the original financial instruments issued in connection with the financing of the purchase of MediaDefender, the Form SB-2 was not available for use by the holders between December 21, 2006 and July 6, 2007, when Amendment No. 2 to the registration statement on Form SB-2 was declared effective by the SEC.  The financing documents provide that while the Form SB-2 remains unavailable for use, holders of senior indebtedness are entitled to a cash penalty equal to 1.5% of the original Senior Financing, on a pro rata basis, and the holders of subordinated indebtedness are entitled to a cash penalty equal to 1.0% of the original Sub-Debt Financing, on a pro rata basis. The debt restructuring resolved the default status of both the Senior Financing and the Sub-Debt Financing which began on December 30, 2006, the date that the registration statement became ineffective.  The default status of the Senior and Sub-Debt financing remained throughout 2007 and 2008, with the Company operating under a series of forbearance agreements with the Senior Note holders. The default was due to the failure to maintain a current registration statement and the continuation of various violations of financial covenants, which were directly related to the embedded derivatives characteristics of the original Senior and Sub-Debt financing entered into to acquire MediaDefender in July of 2005.

The registration penalty accrual at December 31, 2008 relating to the subordinated convertible notes payable amounted to $1,972,000.  This amount was part of the carrying amount of the payables settled in the troubled debt restructuring.

All quarterly interest payments due on the retired senior and subordinated indebtedness were timely paid by the Company through December 2006.  In addition, the quarterly interest payments due on the retired senior indebtedness were timely paid when due.  Pursuant to the terms of the Subordination Agreement, interest on the retired subordinated convertible notes payable incurred in connection with the MediaDefender acquisition could not be paid as a result of the existence of the events of default described herein.

The accrued interest was part of the carrying amount of the payables settled in the trouble debt restructuring.

A summary of accrued interest payable at March 31, 2009 and December 31, 2008 is presented below.

	March 31, 2009	December 31, 2008
Senior secured notes (retired) payable	$—	$113,000
Subordinated convertible notes (retired) payable	—	6,362,000
Liquidated damages payable with respect to:
Subordinated convertible notes (retired) payable	—	443,000
Total accrued interest on retired indebtedness	—	6,918,000
Pacific Business Capital credit facility	10,000	—
Short Term Subordinated convertible note payable	833	—
	$10,833	$6,918,000

4.  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consist of the following:

	March 31, 2009	December 31, 2008
Computer equipment and software	$4,805,000	$4,237,000
Furniture and fixtures	194,000	194,000
Leasehold improvements	290,000	290,000
	5,289,000	4,721,000
Less accumulated depreciation and amortization	(3,674,000)	(3,519,000)
Property and equipment, net	$1,615,000	$1,202,000

On March 30, 2009, the Company concluded the purchase of the majority of the assets of SafeNet Inc.’s MediaSentry operating unit.  As part of that acquisition, the Company purchased $560,000 of computer equipment and software.

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

The Sub-Debt Notes which were settled as part of the debt restructuring (Note 3) on January 30, 2009 and outstanding as of December 31, 2008, contained multiple embedded derivative features (both assets and liabilities) that have been accounted for at fair value as a compound embedded derivative.  The compound embedded derivative associated with the Sub-Debt Notes had been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The compound embedded derivative includes the following material features:  (1) the standard conversion feature of the debentures, (2) a limitation on the conversion by the holder, and (3) the Company’s right to force conversion.

An independent valuation firm assisted the Company in valuing the various derivative features in the compound embedded derivative and it was determined that, except for the above-noted features, the remaining derivative attributes (both assets and liabilities) were immaterial, both individually and in the aggregate, and they effectively offset one another.  The value of the compound embedded derivative that includes the above-noted features was bifurcated from the Sub-Debt Notes and recorded as derivative liability.  This initial amount was recorded as a discount on the related Sub-Debt Notes.  This discount was amortized to interest expense over the life of the Sub-Debt Notes with the balance at January 30, 2009 settled as part of the debt restructuring (Note 3).

The valuation model used the following assumptions for the original valuation and for each succeeding quarterly valuation:

	2005		2006	2007	2008
Embedded derivatives	28-Jul	31-Dec	31-Dec	31-Dec	31-Mar	30-Jun	30-Sept	31-Dec
Initial fair value of common stock ($)	1.43	—	—	—	—	—	—	—

Fair value of common stock at each reporting period	—	3.3	2.35	0.38	0.38	0.27	0.03	0.01

Conversion price ($)	1.55	1.55	1.55	1.55	1.55	1.55	1.55	1.00

Terminal time period in months	48	43	31	19	16	13	10	7

Expected return	4.04%	4.35%	4.69%	3.05%	1.62%	2.35%	1.78%	0.37%

Initial volatility factor	55%	—	—	—	—	—	—	—

Volatility factor for each subsequent reporting period	—	59%	53%	73%	67%	74%	208.3%	269.5%

Triggering events to forced conversion:

1 - stock price equal or above ($)	2.32	2.32	2.32	2.32	2.32	2.32	2.32	2.32

2 - daily share trading volume equal or above (in thousands)	200	200	200	200	200	200	200	200

Lack of liquidity discount for the limitation on conversion	20%	20%	20%	20%	20%	20%	20%	20%

The warrants cancelled as part of the debt restructuring on January 30, 2009 (Note 3), that were outstanding as of December 31, 2008, had been incurred with the purchase of MediaDefender as part of the Senior and the Sub-Debt Financing created derivative liabilities in accordance with EITF 00-19.  The Company could not conclude that it had sufficient authorized but unissued common shares available to satisfy its potential share obligations under the warrant agreements, which contained anti-dilution and price reset provisions, as well as registration rights.  The Company calculated the fair value of the various warrants using the Black-Scholes option-pricing model, using the volatility factor determined by the independent valuation firm.

The valuation model used the following assumptions for the original valuation and for each succeeding quarterly valuation.

	2005		2006	2007	2008
Warrant liability	28-Jul	31-Dec	31-Dec	31-Dec	31-Mar	30-Jun	30-Sept	31-Dec
Initial fair value of common stock ($)	1.43	—	—	—	—	—	—

Fair value of common stock at each subsequent reporting period end ($)	—	3.3	2.35	0.38	0.38	0.27	0.03	0.01

Exercise price:

Senior warrants ($)	2.00	2.00	2.00	2.00	2.00	2.00	2.00	2.00

Sub-debt warrants ($)	1.55	1.55	1.43	1.43	1.43	1.43	1.43	1.43

Libra warrant ($)	2.00	2.00	—	—	—	—	—	—

Time period in months:

Senior warrants	60	55	43	31	28	25	22	19

Sub-debt warrants	60	55	43	31	28	25	22	19

Libra warrant	84	79	—	—	—	—	—	—

Expected return %	4.04	4.35	4.69	3.45	1.62	2.35	2.28	0.76

Initial volatility factor	55%	—	—	—	—	—	—	—

Volatility factor for each subsequent reporting period	—	59%	53%	73%	67%	74%	208.3%	269.5%

6.  RELATED PARTY TRANSACTIONS

On March 3, 2009, the Company issued a convertible note (the “Note”) to Frederick W. Field, a director of the Company.  The Note is in the principal amount of $200,000 with interest at the rate of 5% per annum, all due on July 31, 2009.  The Note is mandatorily convertible into shares of the Company’s Common Stock at a price of $0.03, per share (was in excess of fair market value at the date of note) at such time as the Company has sufficient authorized but unissued shares.

During the three months ended March 31, 2009 and 2008, the Company incurred legal fees of $5,000 and $2,000, to Davis Shapiro Lewit & Hayes, LLP, a law firm in which Fred Davis, a director of the Company, is a partner.  In addition to legal fees, in the three months ended March 31, 2009, the Company paid $20,000 to Davis Shapiro Media Advisors, Inc., an affiliate of Fred Davis, for a sales consulting assistance with client transition for MediaDefender upon the departure of the founders in January 2009.

For the year ending December 31, 2009, each non-employee member of the Company’s Board of Directors will receive a cash retainer of $15,000 for serving on the Board of Directors, payable in equal quarterly installments, and each director that serves on a standing Committee of the Board of Directors will receive, for each committee served, an additional cash retainer of $10,000, payable in equal quarterly installments.

See Notes 3 and 9 for information with respect to additional related party transactions

7.  EQUITY-BASED TRANSACTIONS

Equity Incentive Plan:

During the three months ended March 31, 2009 and 2008, the Company issued shares of common stock and stock options pursuant to following employment agreements.

Effective February 1, 2009, in connection with new employment agreements with four senior employees, the Company granted 1,880,000 options to purchase the Company’s Common Stock at $0.03 per share vesting monthly over 36 months commencing February 1, 2009.  Also on February 1, 2009, Mr. Villard was granted options to purchase 3,920,000 shares of the Company’s stock at $0.03 per share vesting monthly over 36 months.

The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the aforementioned options were as follows:

Stock price on date of grant	$0.003 -.05
Risk-free interest rate	1.67%
Volatility	372.8 - 478.3
Dividend yield	0
Weighted average expected life (years)	5
Weighted average fair value of option	$0.003 - 0.05

A summary of stock option activity under the 2006 Equity Incentive Plan during the three months ended March 31, 2009 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2008	451,551	$2.12
Granted	5,800,000.03
Exercised	—
Canceled/Expired	(150,000)	$1.50
Options outstanding at March 31, 2009	6,101,551	$0.15
Options exercisable at March 31, 2009	597,107	$1.24

The intrinsic value of exercisable but unexercised in-the-money options at March 31, 2009 was $5,900.

1999 Employee Stock Option Plan:

A summary of stock option activity under the 1999 Employee Stock Option Plan during the three months ended March 31, 2009 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2008	772,390	$2.53
Granted	—
Exercised	—
Canceled/Expired	10,000	$7.50
Options outstanding at March 31, 2009	762,390	$2.46
Options exercisable at March 31, 2009	762,390	$2.46

The intrinsic value of exercisable but unexercised in-the-money options at March 31, 2009 was $0.  There were no options exercised during the three months ended March 31, 2009.

During the three months ended March 31, 2009 and 2008, the Company recorded $27,000 and $649,000, respectively, as a charge to operations to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R.

8.  ACQUISITION OF MEDIASENTRY

Asset Purchase Agreement:

The Company and its wholly owned subsidiary MediaDefender, entered into an Asset Purchase Agreement dated as of March 30, 2009 (the “Purchase Agreement”) pursuant to which the Company through MediaDefender agreed to purchase from SafeNet, Inc. and MediaSentry, Inc. (collectively the “Sellers”), substantially all the assets of the MediaSentry operating unit (the “Acquired Assets”).  In connection with the acquisition, MediaDefender acquired the receivables, equipment and intellectual property of MediaSentry as well as assumed substantially all the employees, offices and client contracts relating to MediaSentry.  The purchase price of the Acquired Assets was $936,000 consisting of $136,000 in cash and an $800,000 unsecured one-year 6% promissory note of the Company.  The purchase price was allocated $319,000 to accounts receivable, $57,000 to prepaid expenses, and $560,000 to property and equipment.  The acquisition was consummated on March 30, 2009.  The MediaSentry operating unit provides (a) comprehensive business and marketing intelligence services for digital media measurement and (b) services to globally detect, track and deter the unauthorized distribution of digital content.

9.  COMMITMENTS AND CONTINGENCIES

Employment Agreements:

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

Future base payments under employment agreements and arrangements as of March 31, 2009 are as follows (amounts are in thousands):

Years Ending December 31,
2009 (nine months)	$225
2010	300
2011	300
2012 (one month)	25
$850

Consulting Agreements:

During the first three months of 2009 the Company did not enter into any new consulting agreements.

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

Sub-Lease Agreement:

On January 30, 2006, the Company entered into a sub-lease agreement for new office facilities in Santa Monica, California, effective February 2, 2006 through November 30, 2011, to house the operations of ADI and MediaDefender.  In connection with the sub-lease agreement, the Company maintains an irrevocable standby bank letter of credit for $90,000 as security for the Company’s obligations under the sub-lease agreement and is included in restricted cash.

This lease contains predetermined fixed increases in the minimum rental rate during the initial lease term.  The Company began to recognize the related rent expense on a straight-line basis on the effective date of the lease.  The Company records the difference between the amount charged to expense and the rent paid as deferred rent on the Company’s balance sheet.

Future cash payments under such operating lease as of March 31, 2009 are as follows (amounts are in thousands):

Years Ending December 31,

2009 (nine months)	$364
2010	499
2011	471
$1,334

Legal Matters:

The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business.  The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

Sufficiency of Authorized but Unissued Shares:

The Company has concluded, for the reasons described below, that it is highly probable that the Company will have sufficient shares available to satisfy its existing option and convertible debt obligations to officers, directors, employees, consultants, advisors and others for the foreseeable future.

Paragraphs 28 to 35 of SFAS No. 123R describe the types of equity awards that should be classified as a liability, including an option (or similar instrument) that could require the employer to pay an employee cash or other assets, unless cash settlement is based on a contingent event that is (a) not probable and (b) outside the control of the employee.  The Company has concluded that any cash settlement obligation represented by its outstanding options issued to employees, officers and directors would be triggered only by a contingent event that is both not probable and is outside the control of the equity holder.

The Company currently has 60,000,000 shares of common stock authorized, of which 56,077,158 shares of common stock were issued at March 31, 2009, resulting in 3,922,842 unissued shares at such date.  If all of the Company’s equity-based instruments were converted or exercised into shares of common stock in accordance with their respective original terms, without regard to whether such instruments have vested or are in-the-money, approximately 8,708,585 additional shares would be issued, resulting in a total of approximately 64,785,000 shares of common stock issued and outstanding.  The Company has received consent from the majority of the current shareholders to increase the authorized shares to 500,000,000 and adopt a new Equity Incentive Plan for up to 10,000,000 new options.

Accordingly, based on the foregoing analysis and the Company’s current capital structure, the Company has concluded that it is highly probable that the Company will have sufficient shares available to satisfy its existing option and convertible debt obligations for the foreseeable future.

10.  INCOME TAXES

Although the Company reported a gain for the three months ended March 31, 2009, which was primarily due to the extraordinary gain from the settlement of troubled debt, the Company reported a tax expense of $5,600 which was due to minimum annual state taxes.  The Company reported an income tax benefit of $10,000 for the three months ended March 31, 2008 as a result of the receipt of a tax refund.

During the three months ended March 31, 2009 and 2008, the Company’s effective income tax rates were different than would be expected if the federal statutory rate of 34% were applied to income and loss, respectively, from continuing operations primarily because of items that are deductible for financial statement purposes that are not deductible for income tax purposes.

The extraordinary gain from the settlement of troubled debt is treated differently for income tax purposes and, therefore, also gives rise to a permanent difference affecting the federal statutory rate.

Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in the stock ownership of companies with loss carryforwards, the utilization of the Company’s federal net operating loss carryforward was severely limited as a result of the change in the effective stock ownership of the Company resulting from the debt financings arrangement in conjunction with the acquisition of MediaDefender.

As of March 31, 2009, the Company’s 2005 and 2006 U.S. federal income tax return was undergoing examination by the Internal Revenue Service.  The Internal Revenue Service has proposed various adjustments to the Company’s 2005 and 2006 taxable income.  Estimated taxes and interest relating to such adjustments have been accrued as income taxes payable in the accompanying financial statements at March 31, 2009.  The Internal Revenue Service has completed its field examination and has taken various positions as to the deductibility of interest accrued and paid relating to the subordinate notes.  The Company does not agree with the agents’ interpretations of the various Treasury Regulations in question and the Company has responded to the agents’ findings.  In as much as the Company has a substantial NOL for federal purposes, the Company does not expect that any of the IRS positions would have a material effect on the federal taxes which ultimately would be due to the United States Treasury.  However, the disallowance of the deductibility of interest accrued and paid to the subordinated note holders would result in an additional tax obligation to the state of California.   Although the final outcome of the federal income tax examination is uncetain, the Company has determined the balance of its unrecognized tax benefits at March 31, 2009 to be approximately $567,000.  In accordance with FIN 48, the Company has accrued $814,000 for any additional tax expense which may become due, including interest in the amount of $116,000.

11.  CONCENTRATIONS AND SEGMENT INFORMATION

During the three months ended March 31, 2009 and 2008, the Company’s operations consisted of three reportable segments:  e-commerce, media, and anti-piracy and file-sharing services.

Concentrations:

During the three months ended March 31, 2009 and 2008, the Company’s media revenues were generated by two outside sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s web-site and through affiliated web-sites.  Effective February 1, 2009, the Company entered into an agreement (the “Agreement”) with Traffic Marketplace, Inc. (“TMP”), whereby TMP was appointed as the Company’s exclusive sales representative in the United States for the sale of display advertisements on the ARTISTdirect Network. During the three months ended March 31, 2009, approximately 53% of the media revenues recognized were generated from the TMP arrangement, with a second international customer accounting for 10%.

Pursuant to the Agreement, commencing February 1, 2009, TMP provided a display minimum guarantee in the form of weekly $50,000 advances.  TMP was required to provide the Company on April 1, 2009 or as soon as possible after the end of the month, and on a monthly basis thereafter, a reconciliation of the amounts due to the Company (70% of gross revenues) against the amounts advanced in the prior two months and monthly thereafter.  The Agreement provided that based on the monthly reconciliation, any underpayment shall be paid in seven days and any overpayments shall be deducted from amounts paid to the Company in the next weekly payment.  TMP paid to the Company aggregate advances of $400,000 and $600,000 through March 31, 2009 and April 30, 2009, respectively.  The Company recognized $256,000 of such advances as revenue through March 31, 2009 based on reported display advertising sales for the period ended March 31, 2009, which was calculated as a percentage of the total anticipated revenue earned up to the first potential termination date of June 1, 2009.

In discussions with the Company, TMP has acknowledged that the Company is not obligated to refund any of the advances paid to date.  However, based on further discussions with TMP, the Company is uncertain whether TMP will pay any additional amounts after April 30, 2009 without modifications to the Agreement.  Accordingly, the Company has deferred the recognition of display advertising revenue beyond what otherwise would have been owed to the Company by TMP through March 31, 2009.  Either party is allowed to terminate the Agreement without penalty on June 1 or December 1 of any year by providing 30 days advance written notice.

On May 15, 2009, the Company received a report from TMP summarizing the actual sales revenue for February, March and April 2009.  The Company is currently in negotiations with TMP to address, among other issues, the receipt and form of monthly reconciliations, the status of payments to date, payment of further advances, and the continuation of the Agreement beyond June 1, 2009.  If the Agreement is not continued beyond June 1, 2009, the Company would be required to engage another firm to sell display advertising on the ARTISTdirect Network, which could negatively impact the Company’s operating revenues.

During the three months ended March 31, 2009, approximately 55% of MediaDefender’s revenues were generated by two customers, with one customer accounting for 38% and a second customer accounting for 16%.  At March 31, 2009, the amounts due from these two customers were approximately $168,000, and $230,000, respectively, which were included in accounts receivable.  During the three months ended March 31, 2008, approximately 70% of MediaDefender’s revenues were generated by three customers, with one customer accounting for 28%, a second customer accounting for 24%, and a third customer accounting for 18%.

Segment Information:

Information with respect to the Company’s operating segments for the three months ended March 31, 2009 and 2008 is presented below.

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended March 31, 2009 and 2008.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net Revenue:
E-commerce	$45	$106
Media	484	1,205
Anti-piracy and file-sharing marketing services	1,403	2,890
	$1,932	$4,201

Adjusted EBITDA:
E-commerce	$(22)	$(19)
Media	(161)	259
Anti-piracy and file-sharing marketing services	(165)	476
	(348)	716
Corporate general and administrative expenses	(621)	(1,510)
	$(969)	$(794)

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA to Net Income (Loss)	2009	2008
	(in thousands)

Adjusted EBITDA per segments	$(969)	$(794)
Stock-based compensation	(27)	(697)
Depreciation and amortization	(154)	(301)
Amortization of intangible assets	(66)	(888)
Amortization of deferred financing costs	(69)	(210)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal repayment on senior secured and subordinated convertible notes payable	—	(26)
Interest income	3	30
Interest expense, including amortization of discount on debt of $253 and $769 in 2009 and 2008, respectively	(776)	(2,120)
Change in fair value of warrant and embedded derivative liability	—	236
Income from debt restructuring	12,913	—
Income taxes	(6)	10
Net income (loss)	$10,849	$(4,760)

The following table summarizes assets as of March 31, 2009 and December 31, 2008.  Assets by segment are those assets used in or employed by the operations of each segment.  Corporate assets are principally made up of cash and cash equivalents, short-term investments, prepaid expenses, computer equipment, leasehold improvements and other assets.

	March 31, 2009	December 31, 2008
	(in thousands)

Assets:
Corporate	$706	$1,437
E-commerce	39	241
Media	640	1,441
Anti-piracy and file-sharing marketing services	2,811	4,370
	$4,196	$7,489

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

The Company and its wholly owned subsidiary, MediaDefender, entered into an Asset Purchase Agreement dated as of March 30, 2009 (the “Purchase Agreement”) pursuant to which the Company through MediaDefender agreed to purchase from SafeNet, Inc. and MediaSentry, Inc. (collectively the “Sellers”), substantially all the assets of the MediaSentry operating unit (the “Acquired Assets”).  In connection with the acquisition, MediaDefender acquired the receivables, equipment and intellectual property of MediaSentry as well as assumed substantially all the employees, offices and client contracts relating to MediaSentry.  The purchase price of the Acquired Assets was $936,000 consisting of $136,000 in cash and an $800,000 unsecured one-year 6% promissory note of the Company.  The purchase price was allocated $319,000 to accounts receivable, $57,000 to prepaid expenses, and $560,000 to property and equipment.  The acquisition was consummated on March 30, 2009.  The MediaSentry operating unit provides (a) comprehensive business and marketing intelligence services for digital media measurement and (b) services to globally detect, track and deter the unauthorized distribution of digital content.

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  As a result of the successful debt restructuring, the Company was able to access working capital by factoring account receivables.   However, because of the Companys’ declining revenues, negative working capital, net loss, and uncertainties related to improving its operating results under current economic conditions, the Company’s independent registered public accounting firm, in its report on the Company’s 2008 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Critical Accounting Policies:

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates with respect to allowances for bad debts, impairment of long-lived assets, impairment of fixed assets, stock-based compensation, the valuation allowance on deferred tax assets, and the change in fair value of the warrant liability and derivative liability.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions.  The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:  revenue recognition, stock-based compensation, goodwill, intangible assets and long-lived assets, derivative instruments, income taxes, and accounts receivable.  These accounting policies are discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation” contained in the Company’s December 31, 2008 Annual Report on Form 10-K, as well as in the notes to the December 31, 2008 consolidated financial statements.  There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2008.

Recent Accounting Pronouncements:

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008.  Additional disclosure required as a result of the Company’s implementation of SFAS No. 157 in 2008 is presented in the financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.  Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP.  SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R).  SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination.  SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company adopted SFAS 141(R) on January 1, 2009 and applied its provision to the acquisition of MediaSentry as described in Note 8 to the financial statements.

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

In March 2008—The Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The requirements of SFAS No.161 do not apply to the Company as it is currently structured.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share —based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company has considered the retired Subordinated Convertible Notes payables participating securities and has used the two-class method.  As a result of the debt restructuring the Company does not anticipate that EITF 07-05 will have any impact on its condensed consolidated financial statements in presentation or disclosures.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-05 on January 1, 2009 did not have an impact on the Companys condensed consolidated financial statement presentation or disclosures.

Results of Operations — Three Months Ended March 31, 2009 and 2008:

The following table presents information with respect to the Company’s condensed consolidated statements of operations as to actual amounts and as a percentage of total net revenue for the three months ended March 31, 2009 and 2008.

Condensed Consolidated Statements of Operations ($000):

	Three Months Ended March 31,
	2009		2008
	$	%	$	%

Net revenue:
E-commerce	$45	2.3%	$106	2.5%
Media	484	25.1%	1,205	28.7%
Anti-piracy and file-sharing marketing services	1,403	72.6%	2,890	68.8%
Total net revenue	1,932	100.0%	4,201	100.0%
Cost of revenue:
E-commerce	42	2.2%	100	2.4%
Media	354	18.3%	679	16.2%
Anti-piracy and file-sharing marketing services	1,156	59.8%	2,460	58.6%
Total cost of revenue	1,552	80.3%	3,239	77.2%
Gross profit	380	19.7%	962	22.8%
Operating expenses:
Sales and marketing	205	10.6%	465	11.1%
General and administrative (including stock-based compensation)	1,311	67.9%	3,105	73.9%
Development and engineering	78	4.0%	117	2.8%
Total operating costs	1,594	82.5%	3,687	87.8%
Loss from operations	(1,214)	(62.8)%	(2,725)	(65.0)%
Interest income	3	0.2%	30	0.7%
Interest expense	(776)	(40.2)%	(2,120)	(50.5)%
Other income (expense)	(2)	(0.1)%	45	1.1%
Change in fair value of warrant and embedded derivative liability	—	0.0%	236	5.6%
Write-off of unamortized discount on debt and deferred financing costs resulting from repayment of senior secured notes payable	—	0.0%	(26)	(0.6)%
Amortization of deferred financing costs	(69)	(3.6)%	(210)	(5.0)%
Loss before income taxes	(2,058)	(106.5)%	(4,770)	(113.7)%
Income tax expense (benefit)	6	0.3%	(10)	(0.2)%
Net loss before extraordinary items	$(2,064)	(106.8)%	$(4,760)	(113.5)%
Extraordinary item – Gain on troubled debt restructuring	12,913	668.3%	—	—%
Net income (loss) after extraordinary items	$10,849	561.5%	$(4,760)	(113.5)%

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

The following table summarizes net revenue and Adjusted EBITDA by operating segment for the three months ended March 31, 2008 and 2009.  Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.  A reconciliation of Net Income (Loss) to Adjusted EBITDA is also provided.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net Revenue:
E-commerce	$45	$106
Media	484	1,205
Anti-piracy and file-sharing marketing services	1,403	2,890
	$1,932	$4,201

Adjusted EBITDA:
E-commerce	$(22)	$(19)
Media	(161)	259
Anti-piracy and file-sharing marketing services	(165)	476
	(348)	716
Corporate general and administrative expenses	(621)	(1,510)
	$(969)	$(794)

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA to Net Income (Loss)	2009	2008
	(in thousands)

Adjusted EBITDA per segments	$(969)	$(794)
Stock-based compensation	(27)	(697)
Depreciation and amortization	(154)	(301)
Amortization of intangible assets	(66)	(888)
Amortization of deferred financing costs	(69)	(210)
Write-off of unamortized discount on debt and deferred financing costs resulting from principal repayment on senior secured and subordinated convertible notes payable	—	(26)
Interest income	3	30
Interest expense, including amortization of discount on debt of $253 and $769 in 2009 and 2008, respectively	(776)	(2,120)
Change in fair value of warrant and embedded derivative liability	—	236
Income from debt restructuring	12,913	—
Income taxes	(6)	10
Net income (loss)	$10,849	$(4,760)

Net Revenue.  The Company’s net revenue decreased by $2,269,000 or 54.0%, to $1,932,000 for the three months ended March 31, 2009, as compared to $4,201,000 for the three months ended March 31, 2008, primarily as a result of decreases in MediaDefender revenues of $1,487,000, Media revenues of $721,000 and a decrease in E-commerce revenues of $61,000.  MediaDefender’s revenue accounted for 72.6% of the Company’s total net revenue for the three months ended March 31, 2009, as compared to 68.8% of the Company’s total net revenue for the three months ended March 31, 2008.

MediaDefender’s revenue decreased by $1,487,000 or 51.5%, to $1,403,000 for the three months ended March 31, 2009, as compared to $2,890,000 for the three months ended March 31, 2008.  Revenues decreased in 2009 as compared to 2008 as a result of a 62% reduction by the major studios in the level of initial protection of theatrical motion pictures, a 99% reduction for the protection of television programming, which is directly related to the loss of one of the TV customers that has shifted to an advertising supported distribution model on the Internet and a 39% reduction in revenues from music labels which reflects a shift in marketing strategies to inexpensive individual song downloads as well as reduced protection levels directly attributed to declining industry wide music sales.  Management expects MediaDefender anti-piracy revenues will continue to decline in 2009 as compared to 2008.

As the acquisition of MediaSentry was consummated on March 30, 2009, there were no revenues earned by MediaDefender during the period ending March 31, 2009 attributable to the acquired business.  MediaDefender intends to diversify the products and programs offered to its clients with the acquisition of the MediaSentry operating unit from SafeNet, Inc.  MediaSentry had essentially discontinued interdiction services due to the dominance of MediaDefender and has focused primarily on market intelligence and graduated response notification services to the major studios.

During the three months ended March 31, 2009, approximately 55% of MediaDefender’s revenues were generated by two customers, with one customer accounting for 38% and a second customer accounting for 16%.  At March 31, 2009, the amounts due from these two customers were approximately $168,000, and $230,000, respectively, which were included in accounts receivable.  During the three months ended March 31, 2008, approximately 70% of MediaDefender’s revenues were generated by three customers, with one customer accounting for 28%, a second customer accounting for 24%, and a third customer accounting for 18%.

Media revenue decreased by $721,000 or 59.8%, to $484,000 for the three months ended March 31, 2009, as compared to $1,205,000 for the three months ended March 31, 2008.  Media revenue decreased in 2009 as compared to 2008, as a result of a significant slow-down in online advertising, in particular banner and display advertising, and increased competition from new music-related websites.    The decrease in revenue is aggravated by the recognition of deferred T-Mobile revenue in the first quarter of 2008 on the United Kingdom version of ARTISTdirect.com (www.ARTISTdirect.com/uk) which included exclusive branded content provided by T-Mobile.  During the three months ended March 31, 2008, approximately $175,000 or 17% of media revenues were generated by T-Mobile.  This contract concluded during March 2008.

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

During the three months ended March 31, 2009 and 2008, the Company’s media revenues were generated by two outside sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s web-site and through affiliated web-sites.  Effective February 1, 2009, the Company entered into an agreement (the “Agreement”) with Traffic Marketplace, Inc. (“TMP”), whereby TMP was appointed as the Company’s exclusive sales representative in the United States for the sale of display advertisements on the ARTISTdirect Network. During the three months ended March 31, 2009, approximately 53% of the media revenues recognized were generated from the TMP arrangement, with a second international customer accounting for 10%.

Pursuant to the Agreement, commencing February 1, 2009, TMP provided a display minimum guarantee in the form of weekly $50,000 advances.  TMP was required to provide the Company on April 1, 2009 or as soon as possible after the end of the month, and on a monthly basis thereafter, a reconciliation of the amounts due to the Company (70% of gross revenues) against the amounts advanced in the prior two months and monthly thereafter.  The Agreement provided that based on the monthly reconciliation, any underpayment shall be paid in seven days and any overpayments shall be deducted from amounts paid to the Company in the next weekly payment.  TMP paid to the Company aggregate advances of $400,000 and $600,000 through March 31, 2009 and April 30, 2009, respectively.  The Company recognized $256,000 of such advances as revenue through March 31, 2009 based on reported display advertising sales for the period ended March 31, 2009, which was calculated as a percentage of the total anticipated revenue earned up to the first potential termination date of June 1, 2009.

In discussions with the Company, TMP has acknowledged that the Company is not obligated to refund any of the advances paid to date.  However, based on further discussions with TMP, the Company is uncertain whether TMP will pay any additional amounts after April 30, 2009 without modifications to the Agreement.  Accordingly, the Company has deferred the recognition of display advertising revenue beyond what otherwise would have been owed to the Company by TMP through March 31, 2009.  Either party is allowed to terminate the Agreement without penalty on June 1 or December 1 of any year by providing 30 days advance written notice.

On May 15, 2009, the Company received a report from TMP summarizing the actual sales revenue for February, March and April 2009.  The Company is currently in negotiations with TMP to address, among other issues, the receipt and form of monthly reconciliations, the status of payments to date, payment of further advances, and the continuation of the Agreement beyond June 1, 2009.  If the Agreement is not continued beyond June 1, 2009, the Company would be required to engage another firm to sell display advertising on the ARTISTdirect Network, which could negatively impact the Company’s operating revenues.

E-commerce revenue decreased by $61,000 or 57.6%, to $45,000 for the three months ended March 31, 2009, as compared to $106,000 for the three months ended March 31, 2008.  Due to limited opportunities for revenue growth and acceptable gross margins, the Company had been de-emphasizing e-commerce activities over the past few years.  E-commerce music sales continued to decrease in 2009 as compared to 2008, reflecting the industry wide declining CD sales.

Cost of Revenue.  The Company’s total cost of revenue decreased by $1,687,000 or 52.1%, to $1,552,000 for the three months ended March 31, 2009, as compared to $3,239,000 for the three months ended March 31, 2008, primarily as a result of a decrease in Anti-piracy cost of revenue of $1,304,000 and a decline in media cost of revenues of $325,000.  Depreciation of property and equipment is included in cost of revenue for all business segments.

MediaDefender’s cost of revenues decreased by $1,304,000 or 53.0%, to $1,156,000 for the three months ended March 31, 2009, as compared to $2,460,000 for the three months ended March 31, 2008.  As a result, MediaDefender’s cost of revenue was 82.4% of its net revenue in 2009, as compared to 85.1% of its net revenue in 2008.  MediaDefender costs of revenue declined by $781,000 due to proprietary technology being fully amortized and computer equipment being fully depreciated in 2008 and not part of costs of revenues in 2009.  Bandwidth costs and variable labor costs declined by $454,000, which accounted for the major portion of the decreased costs of revenue attributable to lower service levels.

Media cost of revenue decreased by $325,000 or 47.9%, to $354,000 for the three months ended March 31, 2009, as compared to $679,000 for the three months ended March 31, 2008.  As a result, Media cost of revenue was 73.1% of its net revenue for 2009, as compared to 56.3% of its net revenue in 2008.

E-commerce cost of revenue decreased by $58,000 or 58.0%, to $42,000 for the three months ended March 31, 2009, as compared to $100,000 for the three months ended March 31, 2008.  The decrease in e-commerce cost of revenue in 2009 as compared to 2008 was a result of lower music sales and higher seasonal merchandise returns.

As a result of the foregoing, gross profit was $380,000 for the three months ended March 31, 2009, as compared to $962,000 for the three months ended March 31, 2008, reflecting gross margins of 19.7% and 22.8%, respectively.  A summary of gross profit and gross margin by segment is as follows ($000):

	Three Months Ended March 31,
	2009		2008
Segment:	Gross Profit	Gross Margin	Gross Profit (Loss)	Gross Margin
E-commerce	$3	6.7%	$6	5.7%
Media	130	26.9%	526	43.7%
Anti-piracy and file-sharing marketing services	247	17.6%	430	14.9%
Totals	$380	19.7%	$962	22.8%

Sales and Marketing.  The Company’s sales and marketing expense decreased by $260,000 or 55.9%, to $205,000 for the three months ended March 31, 2009, as compared to $465,000 for the three months ended March 31, 2008.  The decrease in sales and marketing expense in 2009 as compared to 2008 was the result of reduced headcount and personnel-related costs with the departure of the VP of Sales for Artist Direct Internet Group.  Also not present in sales and marketing expense for the three months ended March 31, 2009 was $189,000 in amortization of customer relationships costs which was still being amortized in 2008.

General and Administrative.  The Company’s general and administrative expense decreased by $1,794,000 or 57.8%, to $1,311,000 for the three months ended March 31, 2009, as compared to $3,105,000 for the three months ended March 31, 2008.  Significant components of general and administrative expense consists of management compensation (and bonuses, when applicable), personnel and personnel-related costs, insurance, legal and accounting fees, board compensation, consulting fees, occupancy costs and the provision for doubtful accounts.  Also included in general and administrative expense for the three months ended March 31, 2009 and 2008 are stock-based compensation costs of $27,000 and $697,000, respectively, and the amortization of non-competition agreements of $66,000 and $66,000, respectively, resulting from the MediaDefender transaction.

During the three months ended March 31, 2009 and 2008, the Company incurred legal, accounting, consulting and printing fees and costs of approximately $210,000 and $597,000, respectively, relating to the preparation and filing of various documents with the SEC, negotiations with the senior and subordinated notes holders resulting in the debt restructuring, review and analysis of various corporate restructuring alternatives in 2008, legal and consulting costs associated with the MediaSentry business unit acquisition, and other ordinary course legal and accounting matters.  Not included in the amounts above is $120,000 of legal and financing fees which was charged against the gain from debt restructuring.

No bonuses were paid or accrued for the three months ended March 31, 2009.  During the three months ended March 31, 2008, the Company recorded a charge to general and administrative expense and an accrued liability of $175,000 with respect to the accrual of annual performance bonuses payable to MediaDefender’s senior management pursuant to their respective employment agreements.

No severance costs were paid to the principals of MediaDefender with their departure in February 2009.  During the three months ended March 31, 2008, the Company recorded a charge to operations and an accrued liability of $350,000 to record the severance payment with respect to the Amended and Restated Services Agreement dated as of March 6, 2008 between the Company and the Company’s former Chief Executive Officer.  The Company also recorded stock-based compensation costs of $571,000 during the three months ended March 31, 2008 with respect to this settlement.

Development and Engineering.  Development and engineering costs were $78,000 and $117,000 for the three months ended March 31, 2009 and 2008, respectively.  Development and engineering costs consist primarily of third-party development costs and payroll and related expenses for in-house development costs incurred in the design and production of the Company’s content and services, including revisions to the Company’s web-site, and are charged to operations as incurred.

Loss from Operations.  As a result of the aforementioned factors, the loss from operations was $1,214,000 for the three months ended March 31, 2009, as compared to a loss from operations of $2,725,000 for the three months ended March 31, 2008.

Interest Income.  Interest income was $3,000 for the three months ended March 31, 2009, as compared to $30,000 for the three months ended March 31, 2008.

Interest Expense.  Interest expense of $776,000 and $2,120,000 for the three months ended March 31, 2009 and 2008, respectively, relates to the $15,000,000 of 11.25% secured notes payable issued in the Senior Financing and the $30,000,000 of 4.0% subordinated convertible notes payable issued in the Sub-Debt Financing issued to finance the acquisition of MediaDefender, which were retired on January 30, 2009 with the debt restructuring. During 2008 the interest rate on the Sub-Debt Financing increased from 4.0% to 12.0% due to the default on the Company’s senior and subordinated debt agreements in January 2007.  Effective February 20, 2008, the Company entered into a Forbearance and Consent Agreement with the investors in the Senior Financing, whereby the investors agreed to forbear from exercising any of their rights and remedies under the Senior Financing transaction documents through December 31, 2008 in exchange for an adjustment in the interest rate to 16.0% per annum.

Additional consideration in the form of warrants issued to the lenders in connection with the financing of the purchase of MediaDefender in July of 2005 was accounted for at fair value and recorded as a reduction to the carrying amount of the debt, and is being amortized to interest expense over the term of the debt.  Accordingly, the amortization of this discount on debt included in interest expense for the three months ended March 31, 2009 and 2008 was $59,000 and $179,000, respectively.

The retired Sub-Debt Notes contain several embedded derivative features that have been accounted for at fair value.  The various embedded derivative features of the Sub-Debt Notes have been valued at the date of inception of the Sub-Debt Financing and at the end of each reporting period thereafter.  The value of the embedded derivatives were bifurcated from the Sub-Debt Notes and recorded as derivative liability, with the initial amount recorded as discount on the related Sub-Debt Notes.  This discount is amortized to interest expense over the life of the Sub-Debt Notes.  However, due to the conversion of the Subordinated Notes on January 30, 2009 only one month or $194,000 was included in interest expense for the three months ended March 31, 2009 and $590,000 was expensed in the three months ended March 31, 2008.

Other Income (Expense).  Other expense was $2,000 for the three months ended March 31, 2009, as compared to other income of $45,000 for the three months ended March 31, 2008.

Change in Fair Value of Warrant and Embedded Derivative Liability.  In accordance with EITF 00-19, the fair value of the warrants issued in connection with the financing of the MediaDefender acquisition in July 2005 was recorded as warrant liability and the embedded derivatives which were bifurcated from the retired subordinated convertible notes payable issued in connection with the financing of the MediaDefender acquisition in July 2005 and recorded as a derivative liability.  The carrying value of the warrants and the embedded derivatives cancelled in connection with the debt restructuring were adjusted quarterly in 2008 to reflect any changes in the fair value such liabilities and were included in the statement of operations as other income (expense).  Due to the debt restructuring, the unamortized balances were charged against the gain from debt restructuring.  For the three months ended March 31,  2008, the Company recorded income of $236,000, to reflect the change in the warrant and embedded derivative liability.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs was $69,000 and $210,000 for the three months ended March 31, 2009 and 2008, respectively.  Deferred financing costs consist of consideration paid to third parties with respect to the acquisition and financing of the MediaDefender transaction, including cash payments, subordinated convertible notes payable and the fair value of warrants issued for placement agent fees, which were deferred and were being amortized over the term of the retired debt on January 30, 2009.

Write-Off of Unamortized Discount on Debt and Deferred Financing Costs Resulting from Conversion of Subordinated Debt, Senior Notes and Principal Payments on Senior Secured Notes Payable.  Deferred financing costs balance of $0 were charged to operations during the three months ended March 31, 2009 and Discount on Debt and Deferred Financing costs aggregating $26,000 were charged to income due to principal reduction payments on senior secured notes payable during the three months ended March 31, 2008.

Loss Before Income Taxes.  As a result of the aforementioned factors, the loss before income taxes was $2,058,000 for the three months ended March 31, 2009, as compared to a loss before income taxes of $4,770,000 for the three months ended March 31, 2008.

Provision for (Benefit from) Income Taxes.  The Company incurred $6,000 of taxes during the three months ended March 31, 2009 and reported a benefit from income taxes of $10,000 for the three months ended March 31, 2008 as a result of the receipt of a tax refund.  .

Net Loss before extraordinary items.  As a result of the aforementioned factors, the Company had a loss before extraordinary items of $2,064,000 for the three months ended March 31, 2009, as compared to net loss of $4,760,000 for the three months ended March 31, 2008.

Gain from Troubled Debt Restructuring.  The Company recorded a net gain from debt restructuring of $12,913,000 attributed to the difference between the fair value of the equity interest granted to non-affiliated parties and the carrying amount of the liabilities settled.  The net gain was reduced by $120,000 for legal and financing costs directly attributable to the debt restructuring and $1,300,000 for the total maturity value of the New Subordinated Notes issued to the Senior Note Holders.

Net income (Loss) after extraordinary items.  The Company had net income of $10,849,000 after extraordinary items for the three month period ended March 31, 2009 as compared to a net loss of $4,760,000 for the three months ended March 31, 2008.

Liquidity and Capital Resources – March 31, 2009:

As of December 31, 2008, approximately $12,994,000 principal amount was outstanding with respect to the Senior Financing, and approximately $27,658,000 principal amount was outstanding with respect to the Sub-Debt Financing.  In addition, at December 31, 2008, $2,415,000 were outstanding with respect to accrued registration delay liability to the Sub-Debt Financing, and approximately $113,000 and $6,362,000 was outstanding with respect to accrued interest payable to the holders of the Senior Financing and the Sub-Debt Financing, respectively.  The Senior Notes and the Subordinated Notes would have been due in June and July 2009, respectively.

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

In order to obtain the additional funds of $1,250,000 to close the restructure and recapitalization plan on January 30, 2009, the Company’s two wholly-owned subsidiaries, ARTISTdirect Internet Group, Inc. (“ADIG”) and MediaDefender each entered into an Accounts Receivable Purchase & Security Agreement (the “A/R Agreement”) with Pacific Business Capital Corporation (“PBCC”), pursuant to which ADIG and Mediadefender agreed to sell and PBCC agreed to purchase qualified accounts receivable on a recourse basis. On January 30, 2009, PBCC purchased an aggregate of approximately $1,600,000 of unpaid receivables to be acquired by PBCC pursuant to the A/R Agreement, subject to a maximum aggregate amount of $3,000,000. The A/R Agreement is effective for twelve-months and automatically renews for successive 12-month periods unless terminated by written notice by either party 30 days prior to such successive period.  As of March 31, 2009, the Company owed $435,000 to PBCC under the Accounts Receivable Purchase & Security Agreement.  The amount owed to PBCC under the respective agreements was $298,000 from MediaDefender and $137,000 from Artist Direct Internet Group.

As collateral for the financing, PBCC received a first priority interest in all existing and future assets of the Company, ADIG and Mediadefender, tangible and intangible, including but not limited to, cash and cash equivalents, accounts receivable, inventories, other current assets, furniture, fixtures and equipment and intellectual property. In addition to the foregoing, the Company, ADIG and Mediadefender entered into cross guarantees of their respective obligations under the A/R Agreement.  The PBCC Accounts Receivable Purchase & Security Agreement charges 2% for each Invoice financed. The A/R Agreement with PBCC enables the Company to finance 80% of Eligible Receivables (Invoices outstanding less than 90 days).  As of March 31, 2009, the Company financed $620,000 of the approximate $1,350,000 of Eligible Receivables allowing the Company over $600,000 of additional borrowing capacity under MediaDefender A/R Agreement and approximately $25,000 under the ADIG A/R Agreement.

During the three months ended March 31, 2009 and 2008, the Company’s media revenues were generated by two outside sales organizations that represented the Company with respect to advertising and sponsorship on the Company’s web-site and through affiliated web-sites.  Effective February 1, 2009, the Company entered into an agreement (the “Agreement”) with Traffic Marketplace, Inc. (“TMP”), whereby TMP was appointed as the Company’s exclusive sales representative in the United States for the sale of display advertisements on the ARTISTdirect Network. During the three months ended March 31, 2009, approximately 53% of the media revenues recognized were generated from the TMP arrangement, with a second international customer accounting for 10%.

Pursuant to the Agreement, commencing February 1, 2009, TMP provided a display minimum guarantee in the form of weekly $50,000 advances.  TMP was required to provide the Company on April 1, 2009 or as soon as possible after the end of the month, and on a monthly basis thereafter, a reconciliation of the amounts due to the Company (70% of gross revenues) against the amounts advanced in the prior two months and monthly thereafter.  The Agreement provided that based on the monthly reconciliation, any underpayment shall be paid in seven days and any overpayments shall be deducted from amounts paid to the Company in the next weekly payment.  TMP paid to the Company aggregate advances of $400,000 and $600,000 through March 31, 2009 and April 30, 2009, respectively.  The Company recognized $256,000 of such advances as revenue through March 31, 2009 based on reported display advertising sales for the period ended March 31, 2009, which was calculated as a percentage of the total anticipated revenue earned up to the first potential termination date of June 1, 2009.

In discussions with the Company, TMP has acknowledged that the Company is not obligated to refund any of the advances paid to date.  However, based on further discussions with TMP, the Company is uncertain whether TMP will pay any additional amounts after April 30, 2009 without modifications to the Agreement.  Accordingly, the Company has deferred the recognition of display advertising revenue beyond what otherwise would have been owed to the Company by TMP through March 31, 2009.  Either party is allowed to terminate the Agreement without penalty on June 1 or December 1 of any year by providing 30 days advance written notice.

On May 15, 2009, the Company received a report from TMP summarizing the actual sales revenue for February, March and April 2009.  The Company is currently in negotiations with TMP to address, among other issues, the receipt and form of monthly reconciliations, the status of payments to date, payment of further advances, and the continuation of the Agreement beyond June 1, 2009.  If the Agreement is not continued beyond June 1, 2009, the Company would be required to engage another firm to sell display advertising on the ARTISTdirect Network, which could negatively impact the Company’s operating revenues.

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

In connection with the acquisition of MediaSentry, MediaDefender acquired the receivables, equipment and intellectual property as well as assumed substantially all the employees, offices and client contracts relating to MediaSentry.  The purchase price of the acquired assets was $936,000 consisting of $136,000 in cash and an $800,000 unsecured one-year 6% promissory note of the Company.  The acquisition was consummated on March 30, 2009.  Included in the MediaSentry operating units assets were approximately $336,000 of current accounts receivable which could be financed under the MediaDefender A/R credit Facility with PBCC. The Company expects to realize operating efficiencies from the successful integration of MediaSentry and that MediaDefender will be able to maintain and expand on MediaSentry’s services and acquired customer base.

The Company generated excess operating capital from the factoring of current receivables, collecting receivables not factored with PBCC and from the weekly non-refundable minimum display advances from TMP.  The Company has been able to monetize unencumbered receivables and has benefited from the current funding of the weekly advertising advances from the TMP agreement.  The successful debt restructuring enables the company to raise additional equity and obtain additional loans although there can be no assurance that the Company will be successful in obtaining such additional financing.

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  Because of the Company’s declining revenues, negative working capital, net operating loss, and uncertainties related to expanding the company’s sales efforts under current economic conditions, our independent auditors, in their report on the Company’s financial statements for the year ended December 31, 2008 expressed substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview:

In order for the Company to accomplish the January 30, 2009 debt restructuring, the Company utilized all available cash and entered into an A/R Financing Agreement with PBCC to provide the necessary working capital to fund the continued operations of the Company.  The Company also entered into a sales representation agreement as of February 1, 2009 with TMP, which provided a minimum weekly advance amount against the ARTISTdirect.com website advertising revenue.  The acceleration in the collections enabled the Company to use accounts receivable collections to reduce the Artist Direct Internet Group borrowings and provide free operating cash.

On March 3, 2009, the Company issued a convertible note (the “Note”) to Frederick W. Field, a director of the Company.  The Note is in the principal amount of $200,000 with the principal amount and accrued interest at the rate of 5% per annum due on July 31, 2009.  The Company utilized $136,000 to acquire MediaSentry on March 30, 2009 and acquired $336,000 of accounts receivable which was available for financing under MediaDefenders’ A/R financing Agreement with PBCC.

As of March 31, 2009 and December 31, 2008, the Company had $544,000 and $1,994,000 of unrestricted cash and cash equivalents, respectively.

At March 31, 2009, the Company had a working capital deficiency of $1,582,000, primarily due to the acquisition of MediaSentry, which was financed by the Company issuing a short term subordinated note of $800,000 at 6% interest due March 30, 2010, the accrual of $804,000 of income taxes payable relating to the audit of the Company’s 2005 & 2006 federal tax returns and increased costs associated with the debt restructuring and acquisition of MediaSentry operating unit from SafeNet, Inc.  At March 31, 2008, the Company had a working capital deficiency of $35,120,000, primarily because of the classification of senior secured notes payable and subordinated convertible notes payable as current liabilities, the accrual of default interest on the subordinated convertible notes payable of $3,862,000, liquidated damages payable under registration rights agreements of $1,972,000, and warrant liability of $99,000 and derivative liability of $142,000 at such date.

Operating.  Net cash provided by operating activities for the three months ended March 31, 2009 was $1,395,000 as compared to $1,589,000 provided by operations in 2008.  Operating cash flow decreased in 2009 as compared to 2008 primarily as a result of lower revenues and a corresponding decrease in accounts receivable.

Investing.  Net cash used in investing activities for the three months ended March 31, 2009 was $145,000 as compared to $177,000 used in investing activities in 2008 and was primarily due to $136,000 used to acquire substantially all the assets of MediaSentry an operating unit of Safenet, Inc. on March 30, 2009, and $177,000 from purchases by MediaDefender in the three months ended March 31, 2008.

Financing.  Net cash used by financing activities for the three months ended March 31, 2009 was $$2,700,000 and was primarily due to $3,500,000 paid to the Senior Note Holders in consummation of the troubled debt restructuring offset by a new A/R financing facility and a new subordinated convertible note.  Net cash used in financing activities for the three months ended March 31, 2008 was $298,000, resulting from the payment of excess cash to the Senior Note Holders as defined under the notes.

Contractual Obligations:

As of March 31, 2009, the Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below.  The summary shown below assumes that the senior secured notes payable and the subordinated convertible notes payable are outstanding for their full terms (based on the original terms as contemplated in the senior and subordinated loan agreements), without any early reduction of the principal balances based on cash flows.

		Payments Due by Year (in thousands)
Contractual cash obligations	Total	2009	2010	2011	2012
		(9 months)
Employment contracts (1)	$850	$225	$300	$300	$25
Lease obligations (2)	2,324	1,205	649	470	—
MediaSentry asset purchase and Safenet promissory note (4)	800	—	800	—	—
Interest on SafeNet note	48	—	48	—	—
Accounts receivable credit facilities (3)	435	—	435	—	—
Convertible short-term note (6)	200	200	—	—	—
Total contractual cash obligations	$4,657	$1,630	$2,232	$770	$25

(1)          Base compensation only; does not include any performance bonuses.

(2)          Lease obligations include property leases and co-location bandwidth contracts.

(3)          The credit facilities obtained from Pacific Business Capital Corporation in connection with the debt restructuring are due in February 2010 and bear interest at 2% per month of the pledged receivables, the maximum balance per the agreements is $3,000,000.

(4)          In connection with the MediaSentry asset purchase completed on March 30, 2009, the Company issued SafeNet Inc. an $800,000 subordinated note at 6% interest due in March 2010.

(5)          The above table does not reflect the new five year subordinated 6% notes issued to the senior note holders in connection with the debt restructuring as the principle and interest are due in January 2014.

(6)          Short Term automatically convertible note dated March 3, 2009 to Fredrick Field, a director, for $200,000, which is due July 31, 2009 with interest at 5% per year.

Capital Expenditures. The Company estimates that it will have capital expenditures aggregating approximately $200,000 for the year ending December 31, 2009, primarily related to the expansion of MediaDefender’s operations.

Off-Balance Sheet Arrangements. At March 31, 2009, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

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

ARTISTdirect, Inc.
(Registrant)

Date: May 20, 2009	By:	/s/ DIMITRI S. VILLARD
Dimitri S. Villard
Chief Executive Officer
(Duly Authorized Officer)

Date: May 20, 2009	By:	/s/ RENE L. ROUSSELET
Rene L. Rousselet
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.01

Form of Accounts Receivable Purchase & Security Agreement with Pacific Business Capital Corporation, dated as of January 27, 2009 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on February 4, 2009).

10.02	Employment Agreement dated as of February 1, 2009 between Rene Rousselet and the Company (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on March 11, 2009).

10.03	Employment Agreement dated as of February 1, 2009 between Dimitri Villard and the Company (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on March 23, 2009).

10.04	Convertible Note dated as of March 2, 2009 between Frederick W. Field, a director and the Company. (as reported on Form 8-K filed on March 6, 2009).

10.05

Asset Purchase Agreement dated as of March 30, 2009 among the Company, MediaDefender, SafeNet, Inc. and MediaSentry, Inc. (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on April 2, 2009).

10.06	Promissory Note dated March 30, 2009 of the Company (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on April 2, 2009).

31.1	Certifications of the Interim Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certifications of the Interim Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act. (1)

(1)  Filed herewith.